Form 10-K
period 2004-12-31
Mercantile Bancorp, Inc.
filed 2005-03-29
CIK 1289701

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

Commission File No.: 001-32434

MERCANTILE BANCORP, INC.
 (Exact Name of Registrant as Specified in Its Charter)

Delaware	37-1149138
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

440 Maine Street, Quincy, Illinois	62301
(Address of Principal Executive Offices)	(Zip Code)

(217) 223-7300
 (Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
Common Stock (par value $1.25 per share)

Securities registered under Section 12(g) of the Exchange Act:

Not Applicable
 (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes   ☐   No   ☒

As of June 30, 2004, the aggregate market value of the shares of common stock held by non-affiliates, based on the average of the high and low prices quoted on the Over-the-Counter Bulletin Board for the second quarter of 2004 ended June 30, 2004, of $58.50 per share, was $101,944,732.50.

As of March 15, 2005, the number of outstanding shares of the Company’s common stock, par value $1.25 per share, was 1,963,680.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Mercantile Bancorp, Inc. definitive Proxy Statement for its 2005 Annual Meeting of Stockholders to be held on May 23, 2005, are incorporated by reference to this Annual Report on Form 10-K in response to items under Part III.

PART I

Item 1.  Business

Mercantile Bancorp, Inc.

          General.  Mercantile Bancorp, Inc. (the “Company”), a multi-state bank holding company, is headquartered in Quincy, Illinois.  The Company was incorporated on April 15, 1983 for the purpose of enabling Mercantile Trust & Savings Bank (“MTSB”), an Illinois banking corporation, to operate within a bank holding company structure.  The Company serves rural communities primarily, and much of the Company’s business is related directly or indirectly to the agricultural industry.  As of December 31, 2004, there were total assets of approximately $1,040,553,000 and total deposits of approximately $873,427,000, and as of December 31, 2003, the Company had total assets of approximately $906,160,000 and total deposits of approximately $758,183,000.  Its subsidiaries operate six banks in Illinois, two banks in Missouri and one bank in Kansas.  As described in more detail below, MTSB has represented on average approximately 50-55% of the Company’s revenue, pre-consolidated net income and assets annually, and most of the Company’s loans are related to real estate with, on average, approximately 55% being farmland, construction and mortgage loans, primarily mortgage loans.  The Company’s website is located at www.mercbanx.com.

          The Company, through its subsidiaries, conducts a full-service consumer and commercial banking business, which includes mainly deposit gathering, safekeeping and distribution; lending for commercial, financial and agricultural purposes, real estate purposes (including farmland, construction and mortgages), and consumer purposes; and asset management including trust, estate and agency management, retail brokerage services, and agricultural business management.  Notwithstanding the broad range of services and products, approximately 74% of the Company’s revenues is derived on average annually from its subsidiaries’ lending activities.  The other principal revenue sources are investment securities with approximately 12%  of revenue on average, service charges and fees on customer accounts with approximately 7%  of revenue on average, and all asset management services combined with approximately 3%  of revenue on average.

          The Company’s principal, direct activities consist of owning and supervising the banks, through which the Company derives most of its revenues.  The Company directs the policies and coordinates the financial resources of the banks. The Company provides and performs various technical and advisory services for the banks, coordinates the banks’ general policies and activities, and participates in the banks’ major decisions.

          Banks.  As of December 31, 2004, the Company was the sole shareholder of the following banking subsidiaries:

•	MTSB, located in Quincy, Illinois;

•	State Bank of Augusta (“Augusta”), located in Augusta, Illinois;

•	Marine Bank & Trust, formerly Marine Trust Company of Carthage (“Marine Bank”), located in Carthage, Illinois;

•	Perry State Bank (“Perry”), located in Perry, Missouri;

•	Golden State Bank (“Golden”), located in Golden, Illinois;

•	Brown County State Bank (“Brown County”), located in Mt. Sterling, Illinois; and

•	Farmers State Bank of Northern Missouri (“Farmers”), located in Savannah, Missouri.

          As of December 31, 2004, the Company was the majority, but not sole, shareholder in the following banking subsidiaries:

•	Security State Bank of Hamilton (“Hamilton”), located in Hamilton, Illinois, in which the Company owns 92.75% of the outstanding voting stock; and

•

Mid-America Bancorp, Inc. (“Mid-America”) (the sole shareholder of Heartland Bank (“Heartland”) located in Leawood, Kansas), in which the Company owns 54.6% (48,000 shares) of the outstanding voting stock.

          In March 2005, the Company purchased 5,000 additional shares of Mid-America, which was a portion of a new stock issuance by Mid-America.  Other shareholders are considering the purchase of additional newly issued shares.  Therefore, the Company’s percentage ownership of Mid-America stock cannot currently be determined, but it is not expected to decrease from 54.6%.

          In addition, as of December 31, 2004, the Company had less than majority ownership interests in several additional banking organizations located in the Midwest and Southeast.  Specifically, the Company owned the following percentages of the outstanding voting stock of these additional banking entities:

•	33% of New Frontier Bancshares, Inc. (“New Frontier”), the sole shareholder of New Frontier Bank located in St. Charles, Missouri;

•	14% of NorthStar Bancshares, Inc. (“NorthStar”), the sole shareholder of NorthStar Bank N.A., located in Liberty, Missouri;

•	5% of GBC Bancorp, Inc. (“GBC”), the sole shareholder of Gwinnett Banking Company, located in Lawrenceville, Georgia; and

•	5% of Integrity Bank, which opened for business July 2004 in Jupiter, Florida.

          In January 2005, the Company purchased 3,937 shares of New Frontier at a cost of $984,250, which was a portion of a new stock issuance by New Frontier totaling 12,000 shares. The Company’s ownership will remain at 33%.  In February 2005, the Company’s Board of Directors approved the purchase of an additional 4,328 shares of New Frontier at a cost of $1,082,000 from an existing New Frontier stockholder.  The Company anticipates this transaction will be consummated in the second quarter of 2005, at which time the Company’s ownership should increase to approximately 37.7%.

          The Company has also been in negotiations for the purchase of additional shares of stock in NorthStar, as part of a new stock issuance by NorthStar, as well as shares from existing stockholders.  The number of shares to be acquired has not been determined, but the Company’s Board has authorized increasing the Company’s ownership to a maximum of 17.5%.

          MTSB is the largest bank owned by the Company representing 50.4% of the Company’s pre-consolidated net income for 2004 and 56.1% for 2003, and 49.2% of its assets as of December 31, 2004 and 52.2% as of December 31, 2003.  Perry and Marine Bank are the next largest banks, representing respectively 11.8% and 10.4% of the Company’s pre-consolidated net income for 2004 and 9.8% and 13.4% for 2003, and 13.1% and 8.2% of its assets as of December 31, 2004 and 14.1% and 8.8% as of December 31, 2003.

          Employees.  As of December 31, 2004, the Company and its subsidiaries had 280 full-time employees and 54 part-time employees, which together equate to 307 full-time-equivalent employees.  None of the employees is represented by a collective bargaining group.

          Business Strategies – Growth and Operations.  The Company has developed and is pursuing both growth and operating strategies to target its markets with its products and services, all as described in greater detail below.

          Growth Strategy.  The Company has grown through a combination of internal growth and acquisitions.  In the rural markets of west-central Illinois and northeast Missouri in which the Company has maintained a presence historically, the Company’s strategy focuses on continuing to be, and to strengthen its position as, a significant competitor.  Since 1988, the Company has acquired and successfully integrated eight bank holding companies and/or banks in these rural areas.  The Company continues to look for opportunities to open branches or acquire community banks in these markets.

          In addition to its traditional, rural markets, the Company is diversifying its business by expanding into urban and suburban areas that are less dependent upon the agricultural economy.  Specifically, the Company has pursued diversification over the past several years by acquiring equity interests in banks located in or near larger metropolitan areas such as New Frontier Bancshares, Inc. in St. Charles, Missouri (a suburb of St. Louis), Mid-America Bancorp, Inc. in Leawood, Kansas (a suburb of Kansas City), NorthStar Bancshares, Inc. in Liberty, Missouri (a suburb of Kansas City); Integrity Bank in Jupiter, Florida (located near West Palm Beach), and GBC Bancorp, Inc. in Lawrenceville, Georgia (a suburb of Atlanta).  The Company will continue to evaluate opportunities for such diversification.

          In January 2005, MTSB hired a new trust officer who will operate out of an office located in the New Frontier facility in St. Charles, Missouri.  Management believes that this is an opportunity to increase noninterest income by providing trust services, as well as cross-selling other bank products, to a larger and rapidly growing market, and that the commitment to high-quality, personalized service will enable the Company to compete effectively with existing providers in the area.

          In evaluating acquisition opportunities, the Company plans to continue to focus on the needs of small- to medium-sized businesses in both the rural communities in which its banking centers are located and in bedroom communities of larger metropolitan areas, which while within a commutable distance from a metropolitan area, generally have the characteristics of a small town. The Company’s management believes that the larger regional banks are not allocating their resources to serve small- to medium-sized businesses effectively. These customers generally have the size and sophistication to demand customized products and services, which management believes its bankers are well equipped to understand and address as a result of their experience. Further, it has been the Company’s experience that it is less costly to establish a location in a rural or bedroom community than in a metropolitan area, and that these markets are generally less competitive.

          The Company believes its current banking locations provide it with the necessary platform to expand its services within its existing markets and into new markets offering growth potential, and that the Company has the back office and technology systems in place to accommodate additional growth.

          Operating Strategy. While pursuing the Company’s growth strategy outlined above, the Company plans to continue its focus on customer service, efficient back office and other support services, asset quality and prudent capital management as described below.

          The Company operates under a community banking philosophy that is customer driven, emphasizing long-term customer relationships, and provides practical financial solutions, convenience and consistent service. Each of the Company’s banking centers are administered by a local president who has knowledge of the particular community and lending expertise in the specific industries found within the community. The bank presidents have the authority and flexibility within general parameters to make customer-related decisions, as the Company’s management believes that the most efficient and effective decisions are made at the point of customer contact by the people who know the customer. With the Company’s decentralized decision making process, the Company is able to provide customers with rapid decisions on lending issues.

          The support services the Company provides to its banking centers are centralized in the Company’s main offices located in Quincy, Illinois. These services include back office operations, credit administration, human resources, internal audit, compliance, investment portfolio research and advice, and data processing. As a result, the Company’s operations enhance efficiencies, maintain consistency in policies and procedures and enable the Company’s employees to focus on developing and strengthening customer relationships.

          The Company’s lending officers have developed comprehensive policies and procedures for credit underwriting and funding that have enabled the Company to maintain sound credit quality while growing its loan portfolio and the overall organization. Combined with the Company’s significant lending experience, these procedures and controls have enabled the Company to provide responsive, customized service to its customers.  The Company’s total assets have grown from $771,813,000 at December 31, 2001, to $1,040,553,000 at December 31, 2004.  Despite this growth, at December 31, 2004, the Company’s ratio of non-performing loans to total loans before allowance for loan losses was .58% and its ratio of non-performing loans and  non-performing assets to total loans before allowance for loan losses was .66%.  The Company intends to continue to adhere to the practices and policies that have contributed to its sound asset quality to date.

          The Company’s goal is to operate at a capital level that supports its growth but does not unduly hamper its achievement of an attractive return on equity. In order to strike this balance, the Company relies on its management’s expertise to prudently manage its capital resources.  Growth of capital has been achieved through retention of earnings, and it is management’s strategy to continue this growth through the profitable expansion of lending and deposit services in the Company’s existing markets, as well as additional acquisitions of well-managed, profitable banking organizations.

          Products and Services – General.  The Company, through its subsidiaries, conducts a full-service consumer and commercial banking business, which includes mainly deposit gathering, safekeeping and distribution; lending for commercial, financial and agricultural purposes, real estate purposes (including farmland, construction and mortgages), and consumer purposes; and asset management including trust, estate and agency management, retail brokerage services, and agricultural business management.  These products and services are provided in all of the Company’s markets through its main offices and branches, which markets are identified in more detail below.  However, lending activities generate collectively most of the Company’s consolidated revenue each year and individually are the only products and services, other than interest income on investment securities, that have equaled or exceeded 10% of the Company’s consolidated revenue consistently over the past three fiscal years.  Approximately 74% of the Company’s revenues is derived on average annually from its subsidiaries’ lending activities.

          The Company has a single segment, banking, in that all of its bank subsidiaries are engaged in banking activities.  Also, the Company’s business is not seasonal although weather conditions year to year may impact the businesses of certain borrowers such as agricultural clients and thus affect their need for and ability to afford bank financing.

          Lending Activities.  The Company’s objective is to offer the commercial, agricultural, residential and consumer customers in its markets a variety of products and services, including a full array of loan products. The Company’s bank subsidiaries make real estate loans (including farmland, construction and mortgage loans), commercial, financial and agricultural loans, and consumer loans.  Total loans includes loans held for sale.  The Company strives to do business in the areas served by its banks and their branches, and all of the Company’s marketing efforts and the vast majority of its loan customers are located within its existing market areas. The following is a discussion of each major type of lending.

          Real Estate Loans.  The Company’s banks make real estate loans for farmland, construction and mortgage purposes as more thoroughly described below.  Collectively, these loans, which include loans held for sale, comprise the largest category of the Company’s loans.  At December 31, 2004, the Company had approximately $444,344,000 in such loans, representing 57.6% of total loans.  At December 31, 2003, the Company had $350,116,000 in such loans, representing 54.5% of total loans.

          Farmland Real Estate Loans.  Farm real estate loans are collateralized by owner-occupied and investment properties located in the Company’s market areas.  The Company’s banks offer a variety of mortgage loan products that generally are amortized over five to 20 years.  The loans have rates fixed for up to a five year period, with the loans either having an adjustable rate feature or a balloon at the maturity of the term.  Loans secured by farm real estate are generally originated in amounts of no more than 80% of the lower of cost or appraised value.  The bank underwrites and seeks Farm Service Agency guarantees to enhance the credit structure of some farm real estate loans.

          The banks secure a valid lien on farmland real estate loans and obtain a mortgage title insurance policy that insures that the property is free of encumbrances prior to the banks lien.  The banks require hazard insurance if the farm property has improvements and, if the property is in a flood plain as designated by FEMA or HUD, the banks require flood insurance.

          Farmland real estate loans have generated the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues for the years indicated: $3,743,000 or 6.5% for 2004; $3,970,000 or 7.3% for 2003; and $3,893,000 or 6.9% for 2002.  At December 31, 2004, the Company had approximately $64,891,000 in such loans, representing 8.4% of total loans.  At December 31, 2003, the Company had approximately $60,735,000 in such loans, representing 9.5% of total loans.

          Construction Real Estate Loans.  The Company’s banks also make loans to finance the construction of residential and non-residential properties. Construction loans generally are secured by first liens on real estate.  The Company’s banks conduct periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans.  Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan.  If a bank is forced to foreclose on a project prior to completion, there is no assurance that the bank will be able to recover all of the unpaid portion of the loan.  In addition, the bank may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While the Company’s banks have underwriting procedures designed to identify what management believes to be acceptable levels of risk in construction lending, these procedures may not prevent losses from the risks described above.

          The banks secure a valid lien on construction real estate loans and obtain a mortgage title insurance policy that insures that the property is free of encumbrances prior to the banks lien.  The banks require hazard insurance if the construction property has improvements, insurance bonding on a contractor, and if the property is in a flood plain as designated by FEMA or HUD, the banks require flood insurance.

          Construction loans have generated the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues for the years indicated:  $1,356,000 or 2.4% for 2004; $1,260,000 or 2.3% for 2003; and $1,356,000 or 2.4% for 2002.  At December 31, 2004, the Company had $28,105,000 in such loans, representing 3.6% of total loans.  At December 31, 2003, the Company had $18,861,000 in such loans, representing 2.9% of total loans.

          Mortgage Real Estate Loans.  A significant portion of the Company’s lending activity consists of the origination of mortgage loans collateralized by properties located in the Company’s market areas.  The Company’s banks offer a variety of residential mortgage loan products that generally are amortized over five to 25 years.  Residential loans collateralized by mortgage real estate generally have been originated in amounts of no more than 90% of the lower of cost or appraised value or the bank requires private mortgage insurance.  Of the residential mortgage real estate loans originated, the Company generally retains on its books shorter-term loans with variable rates, and sells into the secondary mortgage market longer-term, fixed-rate loans to either Fannie Mae, or a regional Federal Home Loan Bank, and retains the loan servicing rights.

          The Company’s banks offer a variety of commercial real estate mortgage loan products that generally are amortized up to 20 years.  The rates on these loans usually range from a daily variable rate to a fixed rate for no more than five years.  The commercial real estate mortgage loans are collateralized by owner/operator real estate mortgages, as well as investment real estate mortgages.  Loans collateralized by commercial real estate mortgages are generally originated in amounts of no more than 80% of the lower of cost or appraised value.

          The banks secure a valid lien on mortgage real estate loans and obtain a mortgage title insurance policy that insures that the property is free of encumbrances prior to the bank’s lien.  The banks require hazard insurance in the amount of the loan and, if the property is in a flood plain as designated by FEMA or HUD, the banks require flood insurance.

          Residential real estate loans have generated the following approximate dollar amounts representing the following percentages of the Company’s consolidated revenues for the years indicated:  $10,103,000 or 17.5% for 2004; $9,252,000 or 16.9% for 2003; and $8,855,000 or 15.6% for 2002.  As of December 31, 2004, the Company had $197,582,000 in residential real estate loans, which represented 25.7% of the Company’s total loans.  As of December 31, 2003, the Company had $158,462,000 in such loans, which represented 24.7% of the Company’s total loans.

          Commercial real estate loans have generated the following approximate dollar amounts representing the following percentages of the Company’s consolidated revenues for the years indicated:  $7,690,000 or 13.3% for 2004; $6,036,000 or 11.0% for 2003; and $6,081,000 or 10.7% for 2002.  As of December 31, 2004, the Company had $153,766,000 in commercial real estate mortgage loans, which represented 19.9% of the Company’s total loans.  As of December 31, 2003, the Company had $112,058,000 in such loans, which represented 17.4% of the Company’s total loans.

          The most significant risk concerning mortgage real estate loans is the fluctuation in market value of the real estate collateralizing the loans.  A decrease in market value of real estate securing a loan may jeopardize a bank’s ability to recover all of the unpaid portion of the loan if the bank is forced to foreclose.  If there were significant decreases in market value throughout one or more markets of the Company, the Company could experience multiple losses in such market or markets.  While the Company’s banks have underwriting procedures designed to identify what management believes to be acceptable lender risks in mortgage lending, these procedures may not prevent losses from the risks described above.

          Commercial, Financial and Agricultural Loans. These loans are primarily made within the Company’s market areas and are underwritten on the basis of the borrower’s ability to service the debt from income. As a general practice, the Company’s banks take as collateral a lien on any available equipment, accounts receivables or other assets owned by the borrower and often obtain the personal guaranty of the borrower. In general, these loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial, financial and agricultural loans is due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial, financial and agricultural loans generally will be serviced principally from the operations of the business, and those operations may not be successful. Historical trends have shown these types of loans to have higher delinquencies than mortgage loans. Approximately 50% of all of the Company’s net charge-offs and non-performing loans for the years 2000 through 2004 were related to commercial, financial or agricultural loans.  No category within this type of lending activity represented a disproportionate share of net charge-offs or non-performing loans during such period except that in fiscal year 2002 a substantial portion of the net charge-offs were agricultural loans.  As a result of these additional complexities, variables and risks, commercial, financial and agricultural loans require more thorough underwriting and servicing than other types of loans.

          Commercial, financial and agricultural loans, which include floor plan loans, generated the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues for the years indicated:  $11,986,000 or 20.8% for 2004; $10,756,000 or 19.7% for 2003; and $10,929,000 or 19.3% for 2002.  At December 31, 2004, the Company had $233,561,000 in such loans, representing 30.3% of total loans, including loans held for sale.  At December 31, 2003, the Company had $204,912,000 in such loans, representing 31.9% of total loans.

          Within the category of commercial, financial and agricultural loans, agricultural operating loans have produced the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues for the years indicated: $2,948,000 or 5.1% for 2004; $2,879,000 or 5.3% for 2003; and $2,971,000 or 5.2% for 2002.  At December 31, 2004, the Company had $54,181,000 in such loans, representing 7.0% of total loans.  At December 31, 2003, the Company had $50,507,000 in such loans, representing 7.9% of total loans.

          Consumer Loans.  The Company provides a wide variety of consumer loans (also referred to in this report as installment loans to individuals) including motor vehicle, watercraft, education, personal (collateralized and non-collateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 72 months and vary based upon the nature of collateral and size of loan.  Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws may limit the amount that can be recovered on such loans.

          Consumer loans generated the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues for the years indicated:  $7,691,000 or 13.3% for 2004; $7,537,000 or 13.8% for 2003; and $7,386,000 or 13.0% for 2002.  At December 31, 2004, the Company had $94,184,000 in such loans, which represented 12.2% of the Company’s total loans.  At December 31, 2003, the Company had $87,528,000 in such loans, which represented 13.6% of the Company’s total loans.

The discussion of each subsidiary bank below includes information concerning each such bank’s revenue generated from lending activities, which constitute the largest source of revenue for each bank.

          Underwriting Strategy.  The Company’s lending activities reflect an underwriting strategy that emphasizes asset quality and fiscal prudence in order to keep capital resources available for the most attractive lending opportunities in the Company’s markets.  Lending officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise.  The Company’s strategy for approving or disapproving loans is to follow conservative loan policies and underwriting practices, which include:

•	granting loans on a sound and collectible basis;

•	investing funds properly for the benefit of the Company’s shareholders and the protection of its depositors;

•	serving the legitimate needs of the communities in the Company’s markets while obtaining a balance between maximum yield and minimum risk;

•	ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan;

•	developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each category; and

•

ensuring that each loan is properly documented and, if appropriate, insurance coverage is adequate.  The Company’s loan review personnel and compliance officer interact on a regular basis with commercial, mortgage and consumer lenders to identify potential underwriting or technical exception variances.

          In addition, the Company has placed increased emphasis on the early identification of problem loans to aggressively seek resolution of the situations and thereby keep loan losses at a minimum.

          Markets and Competition.   The Company identifies three regional markets for its banking activities, which include the counties in which the Company maintains offices and also counties in which the Company has no offices but whose inhabitants are targets of the Company’s financial services because of their close proximity to counties in which the Company maintains offices.   They are the following:  (1) a tri-state region including west-central Illinois, northeast Missouri, and a portion of southeastern Iowa; (2) the greater St. Joseph-Savannah, Missouri market, which is located approximately 60 miles north of Kansas City, Missouri; and (3) a suburban Leawood, Kansas-Kansas City, Missouri market.  The tri-state market is the Company’s principal market and has accounted for approximately 93% to 95% of the Company’s consolidated revenues for the years 2001 through 2003 and approximately 85% of the Company’s consolidated revenues for 2004, which include the addition of ten months of revenues from Mid-America.

          At present, the Company maintains the following approximate percentages of market share in the following markets as measured by the deposits held by the Company’s subsidiary banks operating in or targeting such markets relative to the deposits held by all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) located in such markets as of June 30, 2004:  19.03% for the tri-state market; 4.46% for the greater St. Joseph-Savannah, Missouri market; and 0.21% for the suburban Leawood, Kansas-Kansas City, Missouri market.  The Company’s share of the tri-state market at 19.03% is the largest of 60 FDIC-insured institutions located in that market.  The Company’s shares of the greater St. Joseph-Savannah, Missouri market and Leawood, Kansas-Kansas City, Missouri market are discussed below in the descriptions of Farmers and Mid-America, respectively.

          The source of the deposit data and corresponding market shares used above and throughout this section of the report is the FDIC Summary of Deposit (“SOD”) web link. The SOD contains deposit data for more than 89,000 branches/offices of FDIC-insured institutions.  The FDIC collects deposit balances for commercial and savings banks as of June 30 of each year, and the Office of Thrift Supervision collects the same data for savings institutions.

          The Company believes that it maintains a visible, competitive presence in all of its markets.  The Company’s banks are subject to vigorous competition from other banks and financial institutions in their respective markets. The business lines in which the Company’s banks compete is highly competitive, and growth with profitability depends mainly on the Company’s ability to effectively compete for, and retain, deposits and loans in the markets.

          The primary factors in competing for savings deposits are convenient office locations, interest rates offered, and the range of additional bank services offered.  Direct competition for savings deposits comes from other commercial bank and thrift institutions, money market mutual funds, insurance companies, credit unions and corporate and government securities which may offer more attractive rates than insured depository institutions are willing to pay.

          The primary factors in competing for loans include, among others, interest rate consideration, loan origination fees, borrower equity infusion, and the range of additional bank services offered.  Competition for origination of all loan types normally comes from other commercial banks, thrift institutions, credit unions, finance companies, mortgage bankers, mortgage brokers, insurance companies and government agricultural lending agencies.  In that 74% on average of the Company’s consolidated revenues are derived from loans of all categories, the Company’s competitive position in lending services is crucial to its implementation of ongoing growth and operating strategies, as discussed above.

          The Company has been able to compete effectively with other financial service providers by emphasizing customer service and technology, by establishing long-term customer relationships and building customer loyalty, and by providing products and services designed to address the specific needs of its customers.  The Company’s operating strategy emphasizing customer service, efficient back office and other support services, asset quality and prudent capital management have permitted the Company to compete effectively against both larger and smaller financial institutions in its markets; however, if the Company fails to continue to successfully implement its strategies and/or other financial institutions with more substantial resources because more aggressive in their pursuit of market share, the Company’s competitive position could suffer.

          Many of the Company’s existing competitors are well-established, larger financial institutions with substantially greater resources and lending limits, such as US Bank, Bank of America and Commerce Bank.  These institutions offer some services, such as extensive and established branch networks and trust services, that the Company does not provide or provide to the extent these other institutions provide them.  In addition, many of the Company’s non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.  The Company also acknowledges that to the extent certain larger financial institutions and  potential non-bank competitors have not yet entered the one or more of the Company’s markets, they could do so at any time and threaten the Company’s competitive position.

          The discussion of each subsidiary bank below includes a description of each such bank’s market and competitive position within such markets, as measured by FDIC-insured deposits.

Mercantile Trust & Savings Bank

          MTSB is chartered under the laws of the State of Illinois and offers complete banking and trust services to the commercial, industrial and agricultural areas that it serves.  Services include commercial, real estate and personal loans; checking, savings and time deposits; trust and other fiduciary services; brokerage services; and other customer services, such as safe deposit facilities.  The largest portion of MTSB’s lending business is related to the general business and real estate activities of its commercial customers, followed closely by residential mortgage loans.  MTSB’s principal service area includes the city of Quincy and Adams County, Illinois.  MTSB is the largest bank owned by the Company, representing approximately $4,578,000 or 50.4% of the Company’s pre-consolidated net income for 2004 and approximately $5,048,000 or 56.1% in 2003, and approximately $511,485,000 or 49.2% of the Company’s assets as of December 31, 2004 and $473,030,000 or 52.2% as of December 31, 2003.

          MTSB’s principal banking office is located at 440 Maine Street, Quincy, Illinois.  MTSB owns its main banking premises in fee simple.  In addition, MTSB owns and operates three branches, one drive-through facility, and ten automatic teller machines in Quincy.  MTSB leases a facility in use as the MTSB Mortgage Center in Quincy.  In February 2005, MTSB opened a trust office in the St. Charles, Missouri office of the New Frontier Bank.

          MTSB wholly owns Mercantile Investments, Inc. (“MII”), a Delaware corporation.  MII’s offices are located in a leased facility at First Commercial Centre, East Mall Drive, Freeport, Grand Bahama Island.   The sole activity of the subsidiary is to invest in securities, including corporate debentures.  As of December 31, 2004 and 2003, MII had total assets of approximately $96,583,000 and $105,929,000, respectively, which represented a significant portion of MTSB’s securities portfolio at that date.  The primary strategy for forming the subsidiary was to take advantage of the current State of Illinois tax laws that exclude income generated by a subsidiary that operates off-shore from State of Illinois taxable income.  The only other impact on the Company’s consolidated financial statements in regard to the investment subsidiary is the additional administrative costs to operate the subsidiary, which is a minimal amount.  For both 2004 and 2003, the Company’s Illinois income taxes decreased by approximately $100,000 as a result of MII’s operations off shore.

          MTSB plans to continue to utilize the subsidiary to manage a significant amount of its securities portfolio as long as it is advantageous to do so from a tax standpoint.  All securities purchased by MII are approved by the MII Investment Committee. The Illinois Department of Revenue could challenge the establishment of and/or related business purposes of MII or a change in state law could negate or lessen the state income tax advantages of MII; however, the Company is not aware of any existing or threatened state action or existing or pending legislation regarding this issue.

          The by-laws of MII only allow holding investments and corporate debentures as permissible activities.  There are no current plans to expand these permissible activities for MII.

          In January 2004, MTSB acquired an 11.95% interest in Illinois Real Estate Title Center, LLC (“IRETC”), a multi-bank-owned limited liability company that operates a title insurance agency.  IRETC is located in leased space in Springfield, Illinois, and owned in partnership with other central-Illinois banking companies and Investors Title Insurance Company of Chapel Hill, North Carolina.  IRETC engages in the sale and issuance of commercial and residential, owner and mortgagee title insurance policies.  As of December 31, 2004 and 2003, IRETC had total assets of approximately $391,155 and $360,027.

          As of December 31, 2004, MTSB had 142 full-time employees and 18 part-time employees and approximately 15,000 depositors.  The population of its primary service area is approximately 250,000.

          The primary source of MTSB’s revenue is from lending activities, which have represented on average approximately 63% of its revenue annually for the years 2002 through 2004.  MTSB generated the following approximate revenues from loans for the following years:  $19,290,000 for 2004, $19,480,000 for 2003, and $19,334,000 for 2002.  At December 31, 2004, loans totaled $370,344,000 or 72.4% of MTSB’s total assets.  Other principal revenue sources are investment securities with approximately 14% of revenue on average, service charges and fees on customer accounts with approximately 6% of revenue on average, and all asset management services combined with approximately 6% of revenue on average.

          As indicated above, MTSB’s market includes the core market of Adams County, Illinois, in which MTSB’s main office and branches are located.  Also, MTSB targets its products and services to the inhabitants of Marion County, Missouri, which borders Adams County to the west and includes many residents who work and conduct commerce in Quincy, Illinois, the seat of local government for Adams County.  Therefore, its total market includes both counties.

          At present, MTSB maintains a 21.9% share of its total market and 28.3% of its core market, as measured by the deposits held by MTSB relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2004.  MTSB’s shares are the largest held by any of the 27 institutions in its total market and 18 institutions in its core market.  The next largest shares in the total market are 14.7% held by another locally headquartered bank holding company and its subsidiary bank, 6.3% held by a substantially larger bank holding company headquartered outside of the market with one or more branches in the market, and 6.2% held by another locally headquartered bank holding company and its subsidiary bank.  The next largest shares in its core market are 19.0% held by another locally headquartered bank holding company and its subsidiary bank, 8.1% held by a substantially larger bank holding company headquartered outside of the market with one or more branches in the market, and 6.4% held by another locally headquartered bank holding company and its subsidiary bank.

Security State Bank of Hamilton

          Hamilton is chartered under the laws of the State of Illinois and offers complete banking services to the commercial, industrial and agricultural areas that it serves.  Services include commercial, real estate and personal loans; checking, savings and time deposits; safe deposit facilities and other customer services.  The largest portion of Hamilton’s lending business is related to residential real estate loans.  Hamilton’s principal service area includes the city of Hamilton and Hancock County, Illinois and the City of Keokuk and Lee County, Iowa.  Hamilton represented approximately $543,000 or 6.0% of the Company’s pre-consolidated net income for 2004 and $595,000 or 6.6% in 2003, and approximately $47,770,000 or 4.6% of the Company’s assets as of December 31, 2004 and $44,985,000 or 5.0% as of December 31, 2003.

          Hamilton’s principal banking office is located at 1111 Broadway, Hamilton, Illinois.  Hamilton owns its main banking premises in fee simple and operates two automatic teller machines located in Hamilton.

          As of December 31, 2004, Hamilton had 13 full-time employees and 2 part-time employees and approximately 2,200 depositors.  The population of its primary service area is approximately 20,000.

          The primary source of Hamilton’s revenue is from lending activities, which have represented on average approximately 75% of its revenue annually for the years 2002 through 2004.  Hamilton generated the following approximate revenues from loans for the following years:  $2,311,000 for 2004, $2,408,000 for 2003, and $2,552,000 for 2002.  At December 31, 2004, loans totaled $36,575,000 or 76.6% of Hamilton’s total assets.   Other principal revenue sources are investment securities with approximately 13% of revenue on average, and service charges and fees on customer accounts with approximately 6% of revenue on average.

          As indicated above, Hamilton’s market includes the core market of Hancock County, Illinois, in which its main office is located, and the target markets of Lee County, Iowa, which borders Hancock County to the west.  Hamilton sits on the Mississippi River across from the city of Keokuk in Lee County, and there is substantial commercial activity flowing back and forth between the two towns.

          At present, Hamilton maintains a 3.8% share of its total market and 10.6% of its core market, as measured by the deposits held by Hamilton relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2004.  Hamilton’s shares are the ninth largest of 18 institutions in its total market and third largest of 12 institutions in its core market.  The largest shares of its total market are 13.3% and 11.4% held by financial institutions located in Iowa.  The largest shares of its core market are 23.9% held by another rural Illinois bank and 20.3% held by Hamilton’s affiliate Marine Bank.

State Bank of Augusta

          Augusta is chartered under the laws of the State of Illinois and offers complete banking services to the commercial, industrial and agricultural areas that it serves.  Services include commercial, real estate and personal loans; checking, savings and time deposits; safe deposit facilities and other customer services.  The largest portion of Augusta’s lending business is related to the agricultural production and real estate activities of its agricultural customers.  Augusta’s principal service area includes the village of Augusta, Hancock County, a portion of western Schuyler County and a portion of the southwestern McDonough County, all in Illinois. Augusta represented approximately $258,000 or 2.8% of the Company’s pre-consolidated net income for 2004 and $292,000 or 3.3% in 2003, and approximately $29,138,000 or 2.8% of the Company’s assets as of December 31, 2004 and $29,019,000 or 3.2% as of December 31, 2003.

          Augusta’s principal banking office is located at 507 Main Street, Augusta, Illinois.  Augusta owns its main banking premises in fee simple and currently owns and operates an automatic teller machine in Augusta.

          As of December 31, 2004, Augusta had 6 full-time employees and 4 part-time employees and approximately 1,200 depositors.  The population of its primary service area is approximately 20,000.

          The primary source of Augusta’s revenue is from lending activities, which have represented on average approximately 72% of its revenue annually for the years 2002 through 2004.  Augusta generated the following approximate revenues from loans for the following years:  $1,002,000 for 2004, $1,030,000 for 2003, and $1,107,000 for 2002.  At December 31, 2004, loans totaled $18,445,000 or 63.3% of Augusta’s total assets.   Other principal revenue sources are investment securities with approximately 17% of revenue on average, and service charges and fees on customer accounts with approximately 6% of revenue on average.

          As indicated above, Augusta’s market includes the core market of Hancock County, Illinois, in which its main office is located, and the target markets of McDonough and Schuyler counties, which border Hancock County to the east and southeast, respectively.

          At present, Augusta maintains a 2.7% share of its total market and 7.1% of its core market, as measured by the deposits held by Augusta relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2004.  Augusta’s shares are the 13th largest of 21 institutions in its total market and sixth largest of 12 institutions in its core market.  The largest shares of its total market are 13.3%, 12.9% and 11.5% held by other rural Illinois banks.  The largest shares of its core market are 23.9% held by another rural Illinois bank and 20.3% and 10.6% held by Augusta’s affiliates Marine Bank and Hamilton, respectively.

Marine Bank & Trust

          Marine Bank is chartered under the laws of the State of Illinois and offers complete banking and trust services to the commercial, industrial and agricultural areas that it serves.  Services include commercial, real estate and personal loans; checking, savings and time deposits; trust and other fiduciary services; brokerage services and safe deposit facilities.  The largest portion of Marine Bank’s lending business is related to commercial and agricultural customers.  Marine Bank’s principal service area includes the village of Carthage and Hancock County, Illinois. Marine Bank represented approximately $949,000 or 10.4% of the Company’s pre-consolidated net income for 2004 and $1,209,000 or 13.4% in 2003, and approximately $85,778,000 or 8.2% of the Company’s assets as of December 31, 2004 and $79,938,000 or 8.8% as of December 31, 2003.

          Marine Bank’s principal banking office is located at 500 Wabash Street, Carthage, Illinois. Marine Bank owns its main banking premises in fee simple and currently owns and operates a drive-through location in Carthage.  Marine Bank has begun construction on a new principal bank building to be completed in the fall of 2005 in Carthage.  The new building will permit Marine Bank to expand its loan department, provide more efficient service to investment management and trust clients, and offer additional banking products.  Upon completion of the new building, Marine Bank will donate the existing building to the Carthage Public Library District.  Marine Bank also owns and operates three automatic teller machines located in Carthage.

          As of December 31, 2004, Marine Bank had 22 full-time employees and 1 part-time employee and approximately 3,600 depositors.  The population of its primary service area is approximately 20,000.

          The primary source of Marine Bank’s revenue is from lending activities, which have represented on average approximately 76% of its revenue annually for the years 2002 through 2004.  Marine Bank generated the following approximate revenues from loans for the following years:  $3,959,000 for 2004, $3,964,000 for 2003, and $4,091,000 for 2002.  At December 31, 2004, loans totaled $68,882,000 or 80.3% of Marine Bank’s total assets.   Other principal revenue sources are investment securities with approximately 9% of revenue on average, service charges and fees on customer accounts with approximately 5% of revenue on average, and all asset management services combined with approximately 2% of revenue on average.

          As indicated above, Marine Bank’s market includes Hancock County, Illinois, in which its main office is located.  At present, Marine Bank maintains a 20.3% share of its market, as measured by the deposits held by Marine Bank relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2004.  Marine Bank’s share is the second largest of 12 institutions in its market.  The largest share of 23.9% is held by another rural Illinois bank.  The third largest of 10.6% is held by Hamilton, Marine Bank’s affiliate.

Perry State Bank

          Perry is chartered under the laws of the State of Missouri and offers complete banking services to the commercial, industrial and agricultural areas that it serves.  Services include commercial, real estate and personal loans; checking; savings and time deposits; brokerage services, safe deposit facilities and other customer services.  The largest portion of Perry’s lending business is related to agricultural real estate loans.  Perry’s principal service area includes the towns of Perry, Monroe City, Hannibal, and Bowling Green, Missouri and the counties of Ralls, Monroe, Marion, Audrain, and Pike, Missouri.  Perry represented approximately $1,074,000 or 11.8% of the Company’s pre-consolidated net income for 2004 and $882,000 or 9.8% in 2003 and approximately $136,140,000 or 13.1% of the Company’s assets as of December 31, 2004, and $128,193,000 or 14.1% as of December 31, 2003.

          Perry owns its principal banking office, which is located at 103 E Main in Perry, Missouri, in fee simple and currently owns and operates a full-service banking facility in each of Monroe City and Bowling Green, Missouri, and two facilities in Hannibal, Missouri.   In addition, Perry owns and operates six automated teller machines located in Perry, Monroe City, Hannibal, and Bowling Green.

          As of December 31, 2004, Perry had 46 full-time employees and 13 part-time employees and approximately 8,100 depositors.  The population of its primary service area is approximately 50,000.

          The primary source of Perry’s revenue is from lending activities, which have represented on average approximately 76% of its revenue annually for the years 2002 through 2004.  Perry generated the following approximate revenues from loans for the following years:  $6,324,000 for 2004, $6,075,000 for 2003, and$6,102,000 for 2002.  At December 31, 2004, loans totaled $107,872,000 or 79.2% of Perry’s total assets.   Other principal revenue sources are investment securities with approximately 9% of revenue on average, and service charges and fees on customer accounts with approximately 9% of revenue on average.

          As indicated above, Perry’s market includes the core market of Ralls County, Missouri, in which its main office is located, and the target market of Audrain, Marion, Monroe and Pike counties, Missouri, in which it maintains branches and which surround Ralls County.

          At present, Perry maintains a 9.2% share of its total market and 49.5% of its core market, as measured by the deposits held by Perry relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2004.  Perry holds the second largest share out of 21 institutions in its total market.  The largest share of its total market is 12.4% held by a federally chartered bank headquartered outside of the market.  The third-ranked institution in its total market is a federally chartered bank headquartered in northeast Missouri that hold a 8.2% share.  Perry shares its core market with only one other institution, which is a state chartered bank headquartered in northeast Missouri that holds a 50.5% share.

Golden State Bank

          Golden is chartered under the laws of the State of Illinois and offers complete banking services in the commercial, industrial and agricultural areas which it serves. Services include commercial, real estate and personal loans; checking, savings, and time deposits; safe deposit facilities and other customer services. The largest portion of Golden’s lending business is related to the activities of its agricultural customers.  Golden’s principal service area includes the village of Camp Point in Adams County, a portion of southern Hancock County and a portion of western Brown County, all in Illinois.  Golden represented approximately $244,000 or 2.7% of the Company’s pre-consolidated net income for 2004 and $225,000 or 2.5% in 2003, and approximately $26,323,000 or 2.5% of the Company’s assets as of December 31, 2004 and $24,726,000 or 2.7% as of December 31, 2003.

          Golden’s principal banking office is located at 321 Quincy Street, Golden, Illinois.  Golden owns its main banking premises in fee simple and currently owns and operates an automatic teller machine in Golden.

          As of December 31, 2004, Golden had 4 full-time employees and 1 part-time employee and approximately 1,100 depositors. The population of its primary service area is approximately 20,000.

          The primary source of Golden’s revenue is from lending activities, which have represented on average approximately 65% of its revenue annually for the years 2002 through 2004.  Golden generated the following approximate revenues from loans for the following years:  $788,000 for 2004, $883,000 for 2003, and $901,000 for 2002.  At December 31, 2004, loans totaled $14,339,000 or 54.5% of Golden’s total assets.   Other principal revenue sources are investment securities with approximately 26% of revenue on average, and service charges and fees on customer accounts with approximately 3% of revenue on average.

          As indicated above, Golden’s market includes the core market of Adams County, Illinois, in which its main office is located, and the target markets of Brown and Hancock counties, which border Adams County to the east and north, respectively.

          At present, Golden maintains a 1.2% share of its total market and 1.6% of its core market, as measured by the deposits held by Golden relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2004.  Golden’s shares are the 22nd largest of 35 institutions in its total market and 15th largest of 18 institutions in its core market.  The largest shares of its total market and core market are 21.5% and 28.3%, respectively, held by its affiliate MTSB.  The next largest shares are 14.4% and 19.0%, respectively, held by another locally headquartered bank holding company and its subsidiary bank.  Golden’s affiliates Marine Bank, Brown County, Hamilton and Augusta also operate in its total market.

Brown County State Bank

          Brown County is chartered under the laws of the State of Illinois and offers complete banking services to the commercial, industrial and agricultural areas that it serves. Services include commercial, real estate and personal loans; checking, savings and time deposits; brokerage services; safe deposit facilities and other customer services. The largest portion of Brown County’s lending activity involves agricultural operating and real estate loans; however, residential mortgage loans also represent a significant though lesser portion of the bank’s lending activities.  Brown County’s principal service area is the village of Mt. Sterling and Brown County, Illinois.  Brown County represented approximately $589,000 or 6.5% of the Company’s pre-consolidated net income for 2004 and $537,000 or 6.0% in 2003, and approximately $54,929,000 or 5.3% of the Company’s assets as of December 31, 2004 and $59,645,000 or 6.6% as of December 31, 2003.

          Brown County’s principal banking office is located at 101 E. Main St., Mt. Sterling, Illinois.  Brown County owns the property in fee simple and owns and operates an automatic teller machine at the site.

          As of December 31, 2004, Brown County had 12 full time employees and 3 part-time employees and approximately 2,000 depositors. The population of its primary service area is approximately 10,000.

          The primary source of Brown County’s revenue is from lending activities, which have represented on average approximately 57% of its revenue annually for the years 2002 through 2004.  Brown County generated the following approximate revenues from loans for the following years:  $2,095,000 for 2004, $2,087,000 for 2003, and $1,834,000 for 2002.  At December 31, 2004, loans totaled $35,765,000 or 65.1% of Brown County’s total assets.   Other principal revenue sources are investment securities with approximately 26% of revenue on average, and service charges and fees on customer accounts with approximately 8% of revenue on average.

          As indicated above, Brown County’s market includes Brown County, in which its main office is located.  At present, Brown County maintains the second largest share of its market with 35.7%, as measured by the deposits held by Brown County relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2004.  The largest share is held by another rural Illinois bank with 43.9%.  No other financial institution in the market has a share greater than 6%.

Farmers State Bank of Northern Missouri

          Farmers is chartered under the laws of the State of Missouri and offers complete banking services to the commercial, industrial and agricultural areas that it serves.  Services include commercial, real estate and personal loans; checking, savings and time deposits; brokerage services, safe deposit facilities and other customer services.  The largest portion of Farmers’ lending business is related to commercial, agricultural and real estate loans.  Farmers’ principal service area includes the communities of Savannah and St. Joseph in the counties of Andrew and Buchanan, Missouri, respectively.  Farmers represented approximately $600,000 or 6.6% of the Company’s pre-consolidated net income for 2004 and $209,000 or 2.3% in 2003, and approximately $81,612,000 or 7.8% of the Company’s assets as of December 31, 2004 and $73,101,000 or 8.1% as of December 31, 2003.

          Farmers’ principal banking office is located at 301 W. Main Street, Savannah, Missouri.  The bank owns its main banking premises in fee simple, owns and operates one full-service and one limited-service banking facility in St. Joseph, and leases and operates one limited-service banking facility in St. Joseph.  In addition, Farmers has four automatic teller machines located in Savannah and St. Joseph.

          As of December 31, 2004, Farmers had 20 full-time employees and 8 part-time employees and approximately 2,700 depositors.  The population of its primary service area is approximately 103,000.

          The primary source of Farmers’ revenue is from lending activities, which have represented on average approximately 79% of its revenue annually for the years 2002 through 2004.  Farmers generated the following approximate revenues from loans for the following years:  $3,576,000 for 2004, $2,884,000 for 2003, and $2,579,000 for 2002.  At December 31, 2004, loans totaled $55,950,000 or 68.6% of Farmers’ total assets.   Other principal revenue sources are investment securities with approximately 11% of revenue on average, and service charges and fees on customer accounts with approximately 8% of revenue on average.

          As indicated above, Farmers’ market includes the core market of the Andrew County, Missouri, in which its Savannah office is located, and the target market of Buchanan County, Missouri, which is south of Andrew County and  encompasses the city of St. Joseph where Farmers maintains additional banking facilities.  Together these counties include the greater St. Joseph-Savannah, Missouri market, which is located approximately 60 miles north of Kansas City, Missouri.

          At present, Farmers maintains a 4.5% share of its total market and 29.9% of its core market, as measured by the deposits held by Farmers relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2004.  Farmers’ shares are the ninth largest of 13 institutions in its total market and second largest of four institutions in its core market.  The largest shares of its total market are 18.9%, 18.9% and 16.7%, which are held by two larger federally chartered banks and one state chartered bank.  No other share of the total market exceeds 8%.  The largest share of its core market is 30.1%, which is held by a larger federally chartered bank.  The remaining shares are 25.1% and 14.9% and are held by institutions with which Farmers competes in Buchanan County as well.

Mid-America Bancorp, Inc.

          Mid-America Bancorp, Inc. (“Mid-America”), parent company of Heartland Bank (“Heartland”), is chartered under the laws of the State of Kansas and offers complete banking services to the commercial and retail areas that it serves.  Services include commercial, real estate and personal loans; checking, savings and time deposits; and other customer services, such as safe deposit facilities.  The largest portion of Heartland’s lending business is related to the activities of its commercial customers. Heartland’s principal service area includes greater Kansas City, primarily Johnson County in Kansas and Jackson County in Missouri.

          Mid-America became a majority-owned subsidiary of the Company in February 2004.  The Company’s ownership percentage was 54.6% (48,000 shares) as of December 31, 2004.  Mid-America’s financial information has been reported on a consolidated basis with the Company’s financial statements as of December 31, 2004.  For the year ended December 31, 2003, the Company’s pre-tax loss, including amortization of the core deposit intangible, from its investment in Mid-America was $76,000, and the equity method investment, including net core deposit intangible, was valued at approximately $4,229,000 as of December 31, 2003.  Mid-America represented approximately $249,000 or 2.8% of the Company’s pre-consolidated net income for 2004, and $81,246,000 or 7.8% of the Company’s assets as of December 31, 2004

          In March 2005, the Company purchased 5,000 additional shares of Mid-America, which was a portion of a new stock issuance by Mid-America.  Other shareholders are considering the purchase of additional newly issued shares. Therefore, the Company’s percentage ownership of Mid-America stock cannot currently be determined, but it is not expected to decrease from 54.6%.

          Heartland’s principal banking office is located at 4801 Town Center Drive, Leawood, Kansas.  Heartland owns its main banking premises in fee simple and operates an automatic teller machine located in Leawood.  In June 2004, Heartland closed and sold a branch facility located in Jewell, Kansas in order to focus its efforts on its Leawood facility in suburban Kansas City.

          As of December 31, 2004, Heartland had 15 full-time employees and 4 part-time employees and approximately 1,200 depositors.  The population of its primary service area is approximately 500,000.

          The primary source of Heartland’s revenue for 2004, the first year for which Heartland’s revenue was consolidated with the Company’s revenue, was from lending activities, which revenue totaled $3,226,000 for such period and represented approximately 82.9% of all of Heartland’s revenues.  At December 31, 2004, loans totaled $65,215,000 or 80.2% of Heartland’s total assets.   Other principal revenue sources for 2004 were investment securities with approximately 9% of revenue and service charges and fees on customer accounts with approximately 3% of revenue.

          As indicated above, Heartland’s market includes the core market of Johnson County, Kansas, in which its main office is located, and the target market of Jackson County, Missouri, which borders Johnson County to the east and includes Kansas City, Missouri.  Together these counties include the Company’s suburban Leawood, Kansas-Kansas City, Missouri market.

          At present, Heartland holds relatively small shares of both its total market and core market with 0.2% and 0.4%, respectively, as measured by the deposits held by Heartland relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2004.  The largest shares of its total market are 11.4%, 10.7% and 10.6% and are held by substantially larger, federally chartered banks with significant regional and/or national presences.  Heartland ranks 49th out of 85 FDIC-insured institutions in its total market and 35th out of 58 such institutions in its core market, as measured by such deposits; therefore, though small, Heartland’s shares are greater than at least one-third of the other institutions in its markets.

Stock Split

          In May 2002, the Company effected a 5-for-1 stock split.  In connection therewith, the Company filed an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 3,000,000 to 12,000,000 shares and to reduce the par value per share from $6.25 to $1.25.  As a result of the stock split, each authorized share of common stock, $6.25 par value per share (including all issued and outstanding, unissued and treasury shares), was converted into a share of common stock with a par value of $1.25 per share.  Furthermore, each holder of record of one or more shares of common stock on that date became entitled to receive a certificate representing four additional shares with a par value of $1.25 per share for each share held at that time.

Lending Activities

          Additional information regarding the Company’s lending activities, including the nature of the Company’s loan portfolio, loan maturities, non-performing assets, allowances for loan losses and related matters, is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of this Annual Report, under the headings “Provision for Loan Losses,” “Loan Portfolio,” “Non-Performing Loans,” and “Potential Problem Loans,” among others.

Investment Securities Activities

          A description of the Company’s investment activities including the investment portfolio and maturities thereof is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 under the heading “Investment Securities”.

Sources of Funds

          A description of the Company’s sources of funds, including deposits and borrowings, is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 under the headings “Deposits”, “Short-term Borrowings”, and “Long-term Debt”, among others.

Laws and Regulations Applicable to Bank Holding Companies

          General.  As a registered bank holding company under the Bank Holding Company Act (the “BHC Act”), the Company is subject to regulation and supervision by the Federal Reserve Board (the “FRB”).  The FRB has the authority to issue cease and desist orders or take other enforcement action against our holding company if it determines that our actions represent unsafe and unsound practices or violations of law.  Regulation by the FRB is principally intended to protect depositors of our subsidiary banks and the safety and soundness of the U.S. banking system, not the stockholders of the Company.

          Limitation on Acquisitions.  The BHC Act requires a bank holding company to obtain prior approval of the FRB before: (1) taking any action that causes a bank to become a controlled subsidiary of the bank holding company; (2) acquiring direct or indirect ownership or control of voting shares of any bank or bank holding company, if the acquisition results in the acquiring bank holding company having control of more than 5% of the outstanding shares of any class of voting securities of such bank or bank holding company, and such bank or bank holding company is not majority-owned by the acquiring bank holding company prior to the acquisition; (3) acquiring all or substantially all the assets of a bank; or (4) merging or consolidating with another bank holding company.

          Limitation on Activities.  The activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  Bank holding companies that qualify and register as “financial holding companies” are also able to engage in certain additional financial activities, such as securities and insurance underwriting, subject to limitations set forth in federal law.  As of December 31, 2004, the Company was not a “financial holding company.”

          Regulatory Capital Requirements.  The FRB has promulgated capital adequacy guidelines for use in its examination and supervision of bank holding companies.  If a bank holding company’s capital falls below minimum required levels, then the bank holding company must implement a plan to increase its capital, and its ability to pay dividends and make acquisitions of new banks may be restricted or prohibited.

          The FRB currently uses two types of capital adequacy guidelines for holding companies, a two-tiered risk-based capital guideline and a leverage ratio guideline.  The two-tiered risk-based capital guideline assigns risk weightings to all assets and certain off-balance sheet items of the holding company’s banking operations, and then establishes a minimum ratio of the holding company’s “Tier 1” capital to the aggregate dollar amount of risk-weighted assets (which amount is almost always less than the aggregate dollar amount of such assets without risk weighting) and a minimum ratio of the holding company’s total qualified capital (“Tier 1” capital plus “Tier 2” capital, adjusted) to the aggregate dollar amount of such risk-weighted assets. The leverage ratio guideline establishes a minimum ratio of the holding company’s Tier 1 capital to its total tangible assets, without risk-weighting.

          Under both guidelines, Tier 1 capital (also referred to as core capital) is defined to include: common shareholders’ equity (including retained earnings), qualifying non-cumulative perpetual preferred stock and related surplus, qualifying cumulative perpetual preferred stock and related surplus (limited to a maximum of 25% of Tier 1 capital), and minority interests in the equity accounts of consolidated subsidiaries.  Goodwill and most intangible assets are deducted from Tier 1 capital.

          For purposes of the total risk-based capital guideline, Tier 2 capital (also referred to as supplementary capital) is defined to include: allowances for loan and lease losses (limited to 1.25% of risk-weighted assets), perpetual preferred stock not included in Tier 1 capital, intermediate-term preferred stock and any related surplus, certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, and intermediate-term subordinated debt instruments (subject to limitations).  The maximum amount of qualifying Tier 2 capital is 100% of qualifying Tier 1 capital.  For purposes of the total capital guideline, total capital equals Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, and deferred tax assets and other deductions.

          The FRB’s current capital adequacy guidelines require that a bank holding company maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8%, and a Tier 1 leverage ratio of at least 4%.  Top performing companies may be permitted to operate with slightly lower capital ratios, while poor performing or troubled institutions may be required to maintain or build higher capital ratios.

          On December 31, 2004 and 2003, the Company was in compliance with all of the FRB’s capital adequacy guidelines.

          Source of Strength.  FRB policy requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks.  Under this “source of strength doctrine,” a bank holding company is expected to stand ready to use its available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and to maintain resources and the capacity to raise capital that it can commit to its subsidiary banks.  Furthermore, the FRB has the right to order a bank holding company to terminate any activity that the FRB believes is a serious risk to the financial safety, soundness or stability of any subsidiary bank.

          Liability of Commonly Controlled Institutions.  Under cross-guaranty provisions of the Federal Deposit Insurance Act (the “FDIA”), each bank subsidiary of a bank holding company is liable for any loss incurred by the Federal Deposit Insurance Corporation’s insurance fund for banks in connection with the failure of any other bank subsidiary of the bank holding company.

Laws and Regulations Applicable to the Company’s Subsidiary Banks

          General.  MTSB, Augusta, Marine Trust, Hamilton, Golden, and Brown County, all Illinois state non-member banks, are subject to regulation and supervision by the Illinois Office of Banks and Real Estate and the Federal Deposit Insurance Corporation (“FDIC”).  Perry and Farmers, both Missouri state non-member banks, are subject to regulation and supervision by the Missouri Division of Finance and the FDIC.  Heartland, a Kansas state non-member bank, is subject to regulation and supervision by the Kansas Division of Banking and the FDIC.

          These bank regulatory agencies, in addition to supervising and examining the banks subject to their authority, are empowered to issue cease and desist orders or take other enforcement action against the banks if they determine that the banks’ activities represent unsafe and unsound banking practices or violations of law.  Regulation by these agencies is principally designed to protect the depositors of the banks and the safety and soundness of the U.S. banking system, not the stockholders of the banks or bank holding companies such as the Company.

          Bank Regulatory Capital Requirements.  The FDIC has adopted minimum capital requirements applicable to state non-member banks which are similar to the capital adequacy guidelines established by the FRB for bank holding companies.  These guidelines are discussed above under “Laws and Regulations Applicable to Bank Holding Companies – Regulatory Capital Requirements.”

          Depending on the status of a bank’s capitalization under the applicable guidelines, federal law may require or permit federal bank regulators to take certain corrective actions against the bank.  For purposes of these laws, an insured bank is classified in one of the following five categories, depending upon its regulatory capital:

“well-capitalized” if it has a total Tier 1 leverage ratio of 5% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a total risk-based capital ratio of 10% or greater (and is not subject to any order or written directive specifying any higher capital ratio);

“adequately capitalized” if it has a total Tier 1 leverage ratio of 4% or greater (or a Tier 1 leverage ratio of 3% or greater, if the bank has a CAMELS rating of 1), a Tier 1 risk-based capital ratio of 4% or greater and a total risk-based capital ratio of 8% or greater;

“undercapitalized” if it has a total Tier 1 leverage ratio that is less than 4% (or a Tier 1 leverage ratio that is less than 3%, if the bank has a CAMELS rating of 1), a Tier 1 risk-based capital ratio that is less than 4% or a total risk-based capital ratio that is less than 8%;

“significantly undercapitalized” if it has a total Tier 1 leverage ratio that is less than 3%, a Tier 1 risk based capital ratio that is less than 3% or a total risk-based capital ratio that is less than 6%; and

“critically undercapitalized” if it has a Tier 1 leverage ratio that is equal to or less than 2%.

Federal banking laws require the federal regulatory agencies to take prompt corrective action against undercapitalized banks, that is, banks falling into one of the latter three categories set forth above.

          On December 31, 2004 and 2003, all of the Company’s subsidiary banks were “well capitalized” under applicable requirements.

          Deposit Insurance and Assessments.  The deposits of all of the Company’s subsidiary banks are insured by the FDIC’s Bank Insurance Fund, in general up to a maximum of $100,000 per insured depositor.  Under federal banking regulations, insured banks are required to pay semi-annual assessments to the FDIC for deposit insurance.  The FDIC’s assessment system requires insured banks to pay varying assessment rates, depending upon the level of the bank’s capital, the degree of supervisory concern over the bank, and the portion, if any, of the bank’s deposits attributable to the bank’s earlier acquisition of insured institutions insured under the FDIC’s Savings Association Insurance Fund.  The FDIC has the authority to increase the annual assessment rates as necessary to ensure the safety of its insurance fund, without limitation.

          Limitations on Interest Rates and Loans to One Borrower.  The rate of interest a bank may charge on certain classes of loans may be limited by state and federal law.  At certain times in the past, these limitations have resulted in reductions of net interest margins on certain classes of loans.  Federal and state laws impose additional restrictions on the lending activities of banks including, among others, the maximum amount that a bank may loan to one borrower.

          Payment of Dividends.  The Company’s subsidiary banks are subject to federal and state banking laws limiting the payment of cash dividends by banks.  Typically, such laws restrict dividends to undivided profits generally or profits earned during preceding periods.  In addition, under federal banking law, an FDIC-insured institution may not pay dividends while it is undercapitalized or if payment would cause it to become undercapitalized.  In addition, the FDIC has authority to prohibit or to limit the payment of dividends by a bank if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.

          The USA Patriot Act.  The USA Patriot Act of 2001, as amended (the “Patriot Act”), has imposed substantial new record-keeping and due diligence obligations on banks and other financial institutions, with a particular focus on detecting and reporting money-laundering transactions involving domestic or international customers.  The U.S. Treasury Department has issued and will continue to issue regulations clarifying the Patriot Act’s requirements.  The Patriot Act requires all “financial institutions,” as defined, to establish certain anti-money laundering compliance and due diligence programs.

          Community Reinvestment Act.  The Company’s subsidiary banks are subject to the federal Community Reinvestment Act (the “CRA”) and implementing regulations.  CRA regulations establish the framework and criteria by which the federal bank regulatory agencies assess an institution’s record of helping to meet the credit needs of its community, including low- and moderate-income neighborhoods.  Some states have enacted their own community reinvestment laws and regulations applicable to financial institutions doing business within their borders.  A banking institution’s performance under the federal CRA and any applicable state community reinvestment act laws is taken into account by regulators in reviewing certain applications made by the institution, including applications for approval of expansion transactions such as mergers and branch acquisitions.

          Transactions with Affiliates.  The Company’s subsidiary banks are subject to federal laws that limit certain transactions between banks and their affiliated companies, including loans, other extensions of credit, investments or asset purchases.  Among other things, these laws place a ceiling on the aggregate dollar amount of such transactions expressed as a percentage of the bank’s capital and surplus.  Furthermore, loans and extensions of credit from banks to their non-bank affiliates, as well as certain other transactions, are required to be secured in specified amounts.  Finally, the laws require that such transactions be on terms and conditions that are or would be offered to nonaffiliated parties.  We carefully monitor our compliance with these restrictions on transactions between banks and their affiliates.

          Other Laws.  Our banking subsidiaries are subject to a variety of other laws particularly affecting banks and financial institutions, including laws regarding permitted investments; loans to officers, directors and their affiliates; security requirements; anti-tying limitations; anti-money laundering, financial privacy and customer identity verification; truth-in-lending; permitted types of interest bearing deposit accounts; trust department operations; brokered deposits; and audit requirements.

Laws Governing Interstate Banking and Branching.

          Under federal law, a bank holding company generally is permitted to acquire additional banks located anywhere in the United States, including in states other than the acquiring holding company’s home state.  There are a few limited exceptions to this ability, such as interstate acquisitions of newly organized banks (if the law of the acquired bank’s home state prohibits such acquisitions), interstate acquisitions of banks where the acquiring holding company would control more than 10% of the total amount of insured deposits in the United States, and interstate acquisitions where the acquiring holding company would control more than 30% of the insured deposits in the acquired bank’s home state (or any lower percentage established by the acquired bank’s home state), unless such acquisition represents the initial entry of the acquiring holding company into the acquired bank’s home state or where the home state waives such limit by regulatory approval or by setting a higher percentage threshold for the insured deposit limit.

          Under federal law, banks generally are permitted to merge with banks headquartered in other states, thereby creating interstate branches.  The principal exception to this ability is a merger with a bank in another state that is a newly organized bank, if the laws of the other state prohibit such mergers.  Interstate bank mergers are subject to the same type of limits on the acquiring bank and its bank affiliates controlling deposits in the acquired institution’s home state as interstate bank acquisitions.  In addition, banks may acquire one or more branches from a bank headquartered in another state or establish de novo branches in another state, if the laws of the other state permit such branch acquisitions or the establishment of such de novo branches.

          In addition, states may prohibit interstate acquisitions, by a bank holding company controlling only out of state banks or by an out of state bank, of an in-state bank or bank branches, if such acquisition would result in the acquiring institution’s controlling more than a specified percentage of in-state deposits, provided such restriction applies as well to in-state banking organizations’ acquisitions within the state.

Regulation of Other Non-Banking Activities.

          Federal and state banking laws affect the ability of the Company or its subsidiary banks to engage, directly or indirectly through non-bank subsidiaries or non-affiliated third parties through lease arrangements, in activities of a non-traditional banking nature, such as insurance agency, securities brokerage, or investment advisory activities.  To the extent that we are authorized to engage and do engage in such activities, we are careful to comply with the applicable banking laws, as well as any other laws and regulations specifically regulating the conduct of these non-banking activities, such as the federal and state securities laws, regulations of self-regulatory organizations such as the National Association of Securities Dealers and state insurance laws and regulations.  These laws and regulations are principally focused on protecting customers of the Company’s subsidiaries rather than the stockholders of the Company.

Sarbanes-Oxley Act of 2002

          The Company is subject to the provisions of the Sarbanes-Oxley Act of 2002 (the “SOX Act”).  The SOX Act requires registered companies to implement various good corporate governance measures, intended, among other things, to improve the quality, transparency and timeliness of the Company’s financial reporting; to enhance the oversight of management by the board of directors and its audit committee; to strengthen the audit and non-audit oversight process; and to reduce conflicts of interest of executive officers and directors.

Changes in Law and Regulation Affecting the Company Generally

          Future Legislation.  Various items of legislation are from time to time introduced in Congress and state legislatures with respect to the regulation of financial institutions.  Such legislation may change our operating environment and the operating environment of our subsidiaries in substantial and unpredictable ways.  We cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations, would have upon our financial condition or results of operations or upon our shareholders.

          Fiscal Monetary Policies.  The Company’s business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies.  The Company is particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States.  Among the instruments of monetary policy available to the FRB are conducting open market operations in United States government securities, changing the discount rates of borrowings of depository institutions, imposing or changing reserve requirements against depository institutions’ deposits, and imposing or changing reserve requirements against certain borrowings by banks and their affiliates.

          These methods are used in varying degrees and combinations to directly effect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits.  The policies of the FRB have a material effect on the Company’s business, results of operations and financial condition.

          The references in the foregoing discussion to various aspects of statutes and regulations are merely summaries which do not purport to be complete and which are qualified in their entirety by reference to the actual statutes and regulations.

Item 2.  Properties

          As of December 31, 2004, the Company’s principal office is located in a building owned and also occupied by Mercantile Trust & Savings Bank in Quincy, Illinois.  Each of the Company’s subsidiary banks operates from a main office, branch locations, and other offices in their respective communities. In the aggregate, the Company’s banks have nine main offices, ten branch locations and four other offices.

          The banks own all of their main offices, branches and other locations, except for five branches and one other office that are leased.  All of the leases have initial and/or renewal terms that the Company’s management deems adequate to accommodate its present business plans for such locations.  The total net book value of the Company’s and subsidiary banks’ investment in premises and equipment was $16,059,000 as of December 31, 2004, and $12,938,000 as of December 31, 2003.  The increase in such investment is the result primarily of Mid-America becoming a majority-owned subsidiary in February 2004.

Item 3.  Legal Proceedings

          The Company and its subsidiary banks are involved in various legal actions arising from ordinary business activities.  Management believes that the liability, if any, arising from such actions will not have a material adverse effect on the Company’s financial statements or business.

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of 2004.

Item 4A.  Executive Officers of Registrant

          The following information is provided for the Company’s executive officers as of January 1, 2005.  Messrs. Dugan and Awerkamp are also directors of the Company.  The executive officers are elected annually by the Board of Directors.

          Dan S. Dugan, age 64, has served as the Chairman, President and Chief Executive Officer of the Company since 1983 and MTSB since 1980.  Mr. Dugan has served as a director of the Company since 1983.  He also serves as a director of each of the Company’s subsidiaries, MTSB, Hamilton, Augusta, Marine Bank, Perry, Golden, Brown County, Farmers and Mid-America.  He also serves as director of two bank holding companies, in which the Company holds a minority interest, New Frontier Bancshares, Inc., which operates New Frontier Bank located in St. Charles, Missouri, and NorthStar Bancshares, Inc., which operates NorthStar Bank, N.A., located in Liberty, Missouri.

          Ted T. Awerkamp, age 47, has served as Vice President and Secretary of the Company since 1994, and the Executive Vice President and Chief Operating Officer of MTSB since 1993.  Prior to that time, he served as Assistant Vice President and Vice President of MTSB and as President of Hamilton.  Mr. Awerkamp has been a member of the Board of Directors of the Company and MTSB since 1994.

          Michael P. McGrath, age 50, has served as a Vice President and Treasurer of the Company since 1986 and a Senior Vice President and Controller of MTSB since 2002.  From 1985 through 2002, he served as Vice President and Controller of MTSB.  Prior to 1985, he was a certified public accountant with the firm of Gray Hunter Stenn LLP in Quincy, Illinois.

          Daniel J. Cook, age 49, has served as Senior Vice President-Investments of MTSB since January 2002, and additionally as President of MII since January 2003.  Prior to 2002, he served as Vice President-Investments for MTSB.  Before joining MTSB in 1993, Mr. Cook was Vice President-Investments of Southwest Bank of St. Louis.  He coordinates investment purchases and sales, manages asset/liability allocations, and assists in formulating and executing investment policies for the Company and its subsidiary banks.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          The common stock, $1.25 par value per share of the Company (the “Common Stock”), the Company’s only capital stock, is registered under the Securities Exchange Act of 1934 and began trading on the American Stock Exchange on February 28, 2005, under the symbol MBR.  Prior to that date, the Company’s shares were traded between shareholders and third parties either privately or through market makers utilizing the Over-the-Counter Bulletin Board (the “OTCBB”), a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities.  The terms of private trades between shareholders and third parties not conducted through the OTCBB are not available to the Company; however, price information concerning trades through the OTCBB is available from the OTCBB under the symbol MBCI.

          Based on information obtained from the OTCBB, the high and low bid quotations for the Common Stock for each of the quarters of 2004 and 2003, the two last completed fiscal years of the Company, are set forth in the table below.  All such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

          As of December 31, 2004, there were 332 record holders of the Common Stock, which includes 37 holders whose shares are held by The Depository Trust Company, a registered clearing agency, but excludes persons or entities holding stock in nominee or street name through various banks, brokerage houses and other institutions.  The exact number of beneficial owners is unknown to the Company at this time.

          The Company’s shareholders are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore.  Funds for the payment of dividends are primarily obtained by the Company from dividends paid by the Company’s subsidiary banks.  The Company’s current policy is to pay dividends on a quarterly basis, the amount of which is determined by the Board of Directors considering the Company’s capital needs and other plans at the time.  At present, the Company expects that comparable cash dividends will continue to be paid in the future; however, the declaration of future dividends is in the sole discretion of the Board.  There is no assurance as to future dividends because they are dependent upon earnings, general economic conditions, the financial condition of the Company and its subsidiary banks and other factors as may be appropriate in the Board’s determination of dividend policy, including but not limited to, restrictions arising from federal and state banking laws and regulations to which the Company and its banks are subject.

          For the fiscal years 2004 and 2003, the dollar amount of the dividends paid per share of Common Stock are set forth on the table below.

	Price Range
			Cash Dividends Declared Per Share ($)
	High ($)	Low ($)

2003
1st Quarter	42.50	41.20	.06
2nd Quarter	43.10	41.31	.06
3rd Quarter	45.00	42.10	.06
4th Quarter	56.00	43.50	.52
2004
1st Quarter	63.25	55.25	.06
2nd Quarter	60.00	57.00	.06
3rd Quarter	57.00	55.50	.06
4th Quarter	56.25	55.50	.56

          The Company did not repurchase any shares of Common Stock during the quarter ended December 31, 2004.

          On March 10, 2005, the Company’s Board of Directors adopted the Equity Incentive Plan (the “Plan”), which is a form of long-term incentive compensation for certain executives and other keys employees designated by the Board.  The Plan replaces a stock plan with identical terms that was adopted by the Board on April 26, 2004.  The Board withdrew the 2004 plan, under which no shares had been granted, and adopted the Plan to accommodate the presentation of the Plan to the Company’s stockholders for approval at the Company’s 2005 Annual Meeting.

          The Plan provides for stock-based awards that offer executives the possibility of future value depending on the long-term price appreciation of the Company’s common stock and the executive’s continuing service with the Company.  The forms of stock awards permitted under the Plan are incentive stock options (which are options to purchase shares of stock that receive more favorable federal income tax treatment for the executive under Section 422 of the Internal Revenue Code than non-qualified options), non-qualified stock options (which are all options other than incentive stock options), restricted shares (which are shares issued subject to vesting restrictions), and stock appreciation rights (which are rights to payment in cash or stock equal to the appreciation of the stock from the date of grant to the date of exercise).

          The Board of Directors has reserved 296,240 shares of the Company’s Common Stock to fund stock-based awards under the Plan, provided no more than 97,759 shares may be issued in the form of restricted shares.  At present, no grants of stock awards have been made from the Plan, and neither the Board nor the Compensation Committee has designated the executives or other key employees who will be eligible for grants.  The future grant of stock awards is subject to the approval of the stockholders of the Plan at the Annual Meeting.

Item 6.  Selected Financial Data

          The following selected financial data for each of the five years in the period ended December 31, 2004, have been derived from Mercantile Bancorp, Inc.’s annual consolidated financial statements.  The financial data for each of the three years in the period ended December 31, 2004, appears elsewhere in this report.  This financial data should be read in conjunction with the financial statements and the related notes thereto appearing in this report.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(dollars in thousands, except per share data)
BALANCE SHEET ITEMS
Securities	$173,371	$185,093	$154,375	$188,222	$153,498
Loans held for sale	3,367	4,619	25,470	26,138	19,809
Loans	768,722	637,937	582,682	487,241	483,371
Allowance for loan losses	7,115	5,830	4,941	4,370	4,335
Total assets	1,040,553	906,160	832,924	771,813	724,114
Total deposits	873,427	758,183	684,154	635,650	609,666
Short-term borrowings	21,385	14,367	19,400	13,243	13,963
Long-term debt	49,758	48,185	49,137	50,329	34,809
Minority interest	3,438	263	407	355	346
Stockholders’ equity	85,982	80,034	74,860	66,247	58,864
RESULTS OF OPERATIONS
Interest and dividend income	$49,786	$46,201	$47,694	$51,641	$53,517
Interest expense	17,993	17,740	20,223	27,018	29,668
Net interest income	31,793	28,461	27,471	24,623	23,849
Provision for loan losses	1,746	2,487	3,906	2,293	2,322
Noninterest income	7,857	8,519	8,974	7,920	6,185
Noninterest expense	25,878	22,986	22,238	20,375	19,007
Minority interest	151	43	42	31	41
Provision for income taxes	3,557	3,153	2,707	2,315	2,531
Net income	8,318	8,311	7,552	7,529	6,133
Capital Ratios
Total capital to risk-weighted assets	10.42%	11.70%	10.80%	11.90%	11.40%
Tier 1 capital to risk-weighted assets	9.55%	10.80%	10.00%	11.20%	10.57%
Tier 1 capital to average assets	7.49%	8.00%	7.90%	7.90%	7.58%
PER SHARE DATA
Basic earnings per share (1)	$4.24	$4.23	$3.85	$3.83	$3.12
Cash dividends	0.74	0.70	0.62	0.54	0.52
Book value	43.79	40.76	38.12	33.74	29.98
OTHER INFORMATION
Return on average assets	0.83%	0.95%	0.95%	1.02%	0.87%
Return on average equity	9.98%	10.52%	10.72%	12.04%	11.10%
Dividend payout ratio	17.45%	16.55%	16.10%	14.10%	16.67%
Net interest margin	3.43%	3.50%	3.72%	3.55%	3.69%
Average stockholders’ equity to average assets	8.34%	9.00%	8.87%	8.45%	7.81%
Allowance for loan losses as a percentage of total loans	0.92%	0.91%	0.81%	0.85%	0.86%
Full service offices	19	18	17	16	16

(1)

In May 2002, the Company’s Board of Directors approved a five-for-one stock split. Share and per share data in the selected consolidated financial information have been retroactively restated for the stock split as if it occurred on January 1, 2000.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The following is management’s discussion and analysis of the financial condition and results of operations of Mercantile Bancorp, Inc. for the years ended December 31, 2004, 2003, and 2002. It should be read in conjunction with “Business,” “Selected Financial Data,” the consolidated financial statements and the related notes to the consolidated financial statements.

Forward-Looking Statements

          This document, including information incorporated by reference, contains “forward-looking statements” (as that term is defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements may be identified by the use of such words as:  “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.”

          Examples of forward-looking statements include, but are not limited to, estimates or projections with respect to our future financial condition, results of operations or business, such as:

•	projections of revenues, income, earnings per share, capital expenditures, assets, liabilities, dividends, capital structure, or other financial items;

•	descriptions of plans or objectives of management for future operations, products, or services, including pending acquisition transactions;

•	forecasts of future economic performance; and

•	descriptions of assumptions underlying or relating to any of the foregoing.

          By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements.

Factors which could cause or contribute to such differences include but are not limited to:

•	general business and economic conditions on both a regional and national level;

•	worldwide political and social unrest, including acts of war and terrorism;

•	increased competition in the products and services we offer and the markets in which we conduct our business;

•	the interest rate environment;

•	fluctuations in the capital markets, which may directly or indirectly affect our asset portfolio;

•	legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry;

•	technological changes, including the impact of the Internet;

•	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; and

•	accounting principles, policies, practices or guidelines.

          Any forward-looking statements made in this report or incorporated by reference in this report are made as of the date of this report, and, except as required by applicable law, we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. You should consider these risks and uncertainties in evaluating forward-looking statements and you should not place undue reliance on these statements.

Overview

General

          Mercantile Bancorp, Inc. is a nine-bank holding company headquartered in Quincy, Illinois with 22 banking facilities (19 full service offices, 2 stand-alone drive-up facilities and a mortgage banking facility) serving 13 communities located throughout west-central Illinois, northern Missouri, and eastern Kansas.  In addition to the nine banks included in its consolidated group, Mercantile Bancorp has minority interests in four other banking organizations located in Missouri, Georgia and Florida.  The Company is focused on meeting the financial needs of the region by offering competitive financial products, services and technologies.  It is engaged in retail, commercial and agricultural banking, and its core products include loans, deposits, trust and investment management.  During 2003, a new full service branch of Perry State Bank, one of the Company’s subsidiaries, was opened in Hannibal, Missouri.  At another subsidiary, Marine Bank & Trust, formerly known as Marine Trust Company of Carthage, Illinois, plans are under way to replace the existing facility with a new banking center.  Ground breaking took place in August 2004, with completion expected in the fall of 2005.  At December 31, 2004, the Company had a building commitment of $2,081,000 for the new main banking center in Carthage.

Our Strategy

          The Company’s board of directors has adopted a strategic plan calling for building upon the Company’s successful track record in its market areas by applying its business philosophies and taking advantage of the competitive opportunities management believes are presented by the underallocation of resources by larger regional banks to serve small- to medium-sized businesses effectively.  The Company believes its community bank philosophy emphasizing personalized service and long-term relationships, which is generally not offered by larger competitors, will be successful in its target markets.  The strategic plan is focused on significantly improving the core profitability of the franchise by emphasizing, among other things, balance sheet growth, balance sheet repositioning to increase net interest margin, cross-selling to enhance noninterest income, and maintaining strong asset quality.  To monitor its effectiveness in achieving the goals of the strategic plan, the Company is focused on the following key performance indicators: earnings per share, growth in loans and total assets, net interest margin, noninterest income as a percentage of total revenue, and nonperforming loans and net charge-offs as percentages of total loans.   Management believes that investments made in infrastructure, as well as the ability to offer a variety of financial services in addition to traditional loan and deposit products will allow the Company to successfully expand.

          Although the strategic plan has been developed, the Company acknowledges that its goals may be difficult to achieve due to the fact that many of its competitors are well-established, larger financial institutions with substantially greater resources and lending limits, such as Bank of America, US Bank and Commerce Bank. These institutions offer some services, such as extensive and established branch networks and trust services, that the Company either does not provide, or does not provide to the same extent as these other institutions. In addition, many non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.   Other concerns that could produce a negative impact on profitability include unanticipated fluctuations in interest rates, reductions in loan volume, decline in asset quality, inability to attract and retain experienced bank management and deteriorating economic conditions.

Improving Core Profitability

          The strategic plan is focused on improving the core profitability of the franchise, specifically as measured by earnings per share.  Earnings per share for the years ended December 31, 2004, 2003, and 2002 were $4.24, $4.23, and $3.85, respectively.  Management believes that the improvement in profitability and earnings per share will be accomplished through the following initiatives.

Growth

          The Company’s primary objective has been to grow the organization in the markets it currently serves, which are predominantly rural communities.  However, the Company also is engaged in an effort to diversify its business by expanding into urban areas that are not so dependent on the agricultural economy.  In this regard, the Company has acquired equity interests in several banking organizations located in larger cities or bedroom communities of larger cities.  In 2003, the Company purchased additional shares of New Frontier Bancshares, Inc. of St. Charles, Missouri (a suburb of St. Louis), increasing ownership to 33% as of December 31, 2004, as well as additional shares of NorthStar Bancshares, Inc. of Liberty, Missouri (a suburb of Kansas City), increasing ownership to 14% at December 31, 2004.  In addition, the Company acquired equity interests in two other banking organizations in 2003, a 48.7% ownership in Mid-America Bancorp, Inc. of Leawood, Kansas (a suburb of Kansas City), and a 5.0% ownership in Integrity Bank in Jupiter, Florida (located near West Palm Beach).  The Company has a 5.0% interest in GBC Bancorp, Inc. of Lawrenceville, Georgia (a suburb of Atlanta), acquired in 2001.  In February 2004, the Company purchased additional shares of Mid-America Bancorp, Inc., increasing ownership to 56.8%.  The Company’s ownership of Mid-America Bancorp, Inc. was 54.6% (48,000 shares) as of December 31, 2004 due to Mid-America issuing additional common stock to new shareholders.  As this investment is majority-owned, the Company has consolidated Mid-America into its December 31, 2004 financial statements.  Management feels that these investments offer the Company excellent potential for growth in value, as they are located in more densely populated, higher growth areas.

          In March 2005, the Company purchased 5,000 additional shares of Mid-America, which was a portion of a new stock issuance by Mid-America.  Other shareholders are considering the purchase of additional newly issued shares. Therefore, the Company’s percentage ownership of Mid-America stock cannot currently be determined, but it is not expected to decrease from 54.6%.

          In January 2005, the Company purchased 3,937 shares of New Frontier at a cost of $984,250, which was a portion of a new stock issuance by New Frontier totaling 12,000 shares. The Company’s ownership will remain at 33%.  In February 2005, the Company’s Board of Directors approved the purchase of an additional 4,328 shares of New Frontier at a cost of $1,082,000 from an existing New Frontier stockholder.  The Company anticipates this transaction will be consummated in the second quarter of 2005, at which time the Company’s ownership should increase to approximately 37.7%.

          The Company has also been in negotiations for the purchase of additional shares of stock in NorthStar Bancshares, Inc., as part of a new stock issuance by NorthStar, as well as shares from existing stockholders.  The number of shares to be acquired has not been determined, but the Company’s Board has authorized increasing the Company’s ownership to a maximum of 17.5%.

          The Company’s total assets have grown from $771,813,000 at December 31, 2001 to $1,040,553,000 at December 31, 2004.  The Company believes that as it continues to grow it will be able to take advantage of the economies of scale typically enjoyed by larger organizations.  For example, most large institutions have a lower efficiency ratio than do community banks.  Management feels that the investments made in infrastructure and product offerings are sufficient to support a much larger organization, and thus increases in noninterest expenses going forward should be much lower than our proportional increase in assets and revenues. The effect of these trends going forward should have a positive impact on profitability.

Balance Sheet Repositioning

          Although the Company has been successful in developing business in its markets in west-central Illinois and northeast Missouri, management feels that the potential for continued growth in these areas is not as strong as urban and suburban areas that are less dependent upon the agricultural economy, and as a result, has pursued diversification over the past several years by acquiring equity interests in banks located in or near larger metropolitan areas.  In addition, the Company has utilized the relationships established with these banks to purchase commercial and commercial real estate loan participations, which serves to increase the volume of loans as well as diversifying the geographic concentration in the loan portfolio.  The Company believes that by expanding beyond its traditional markets, it will have the opportunity to improve the proportion of loans on the balance sheet relative to earning assets. With continued emphasis on loan growth as well as opportunities to restructure liabilities to reduce the cost of funds, the Company expects to see an increase in net interest margin that would result in a higher level of profitability.   In order to achieve the increase in net interest margin, management focuses on increasing average earning assets as a percentage of total assets, as well as average earning assets as a percentage of interest-bearing liabilities.  The Company’s average earning assets to total assets was 92.8% at December 31, 2004 and 2003.  Average earning assets to interest-bearing liabilities was 112.8% at December 31, 2004 and 112.4% at December 31, 2003.

Increase Cross-Selling

          In addition to enhancing noninterest income, the Company believes its residential mortgage banking and trust and investment management departments will continue to provide substantial opportunities to cross-sell among the client bases of the different lines of business.  The Company has been successful in cross-selling loan and deposit products to mortgage banking and trust customers, as well as selling trust and investment management products to existing bank customers.  To build on this success, management has instituted training programs to further enhance cross-selling efforts and continue to develop ways to create incentive for employees to cross-sell services.  The Company’s goal is to generate noninterest income of 10% to 20% of total revenue.  Noninterest income to total revenue was 13.6% for the year ended December 31, 2004 and 15.6% for the year ended December 31, 2003.

          In January 2005, MTSB hired a new trust officer who will operate out of an office located in the New Frontier facility in St. Charles, Missouri.  Management believes that this is an opportunity to increase noninterest income by providing trust services, as well as cross-selling other bank products, to a larger and rapidly growing market, and that the commitment to high-quality, personalized service will enable the Company to compete effectively with existing providers in the area.

Asset Quality

          The Company has placed great emphasis on maintaining strong asset quality.   In addition to the use of traditional credit measures, a quarterly review of each subsidiary bank’s loan portfolio is performed by a team of employees independent of the lending function to assist in strengthening the credit review process and setting performance benchmarks in the areas of nonperforming assets, charge-offs, past dues, and loan documentation. The results of this continued focus on asset quality are evidenced by non-performing loans and non-performing other assets ratio of .66% as of December 31, 2004 and 0.94% as of December 31, 2003.  Net charge-offs to average total loans were .13% for December 31, 2004 and 0.25% for the year ended December 31, 2003.

Results of Operations

          The Company generates the majority of its revenue from interest on loans, income from investment securities and service charges on customer accounts. These revenues are offset by interest expense paid on deposits and other borrowings and noninterest expense such as administrative and occupancy expenses. Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest margin is determined by dividing net interest income by average interest–earning assets. Interest and dividend income is the largest source of revenue, representing 86% of total revenue during 2004 and 84% of total revenue during 2003. The level of interest rates and the volume and mix of earning assets and interest–bearing liabilities impact net interest income and margin. The low interest rate environment prior to June 30, 2004 had a negative impact on net interest margin, as maturing assets repriced at lower rates more rapidly than maturing liabilities.  Although the Federal Reserve began increasing the target federal funds rate on June 30, 2004, the Company has not experienced any improvement in net interest margin as of December 31, 2004, due to insufficient volume of assets repricing during that time frame. As a result, the increases in net interest income have been attributable to increases in the volume of earning assets, primarily loans.  Net interest margins were 3.43%, 3.50%, and 3.72%, for the years ended December 31, 2004, 2003, and 2002, respectively.

          Management believes that interest rates will continue to trend upward, and that the Company is positioned to take advantage of this environment as more of its assets reprice at higher rates. The Company’s strategy is to increase net interest income by aggressively monitoring its asset base for opportunities to improve yields, by continuing to focus on loan growth and loan and securities repricing opportunities in a rising rate environment, while monitoring liabilities to limit increases in cost of funds by considering alternative funding sources. The Company plans to continue its growth, both internally and through acquisitions, by utilizing management’s underwriting and credit administration skills to generate high-quality loans. Funding for this loan growth will be provided primarily by attracting additional deposits in the Company’s local markets, but alternative sources, such as brokered deposits, repurchase agreements and Federal Home Loan Bank advances, will be considered if competitive pressures drive the cost of local deposits too high.

          Net income was $8,318,000, $8,311,000, and $7,552,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Net income for the year ended December 31, 2004 was $8,318,000, an increase of $7,000 or .1% from $8,311,000 for 2003. The main factors contributing to the increase in net income in 2004 were a $3,332,000 increase in net interest income and a $741,000 decrease in provision for loan losses, offset somewhat by a $662,000 decrease in noninterest income, a $2,892,000 increase in noninterest expense and a $404,000 increase in provision for income taxes.  Basic earnings per share were $4.24, $4.23, and $3.85 for the years ended December 31, 2004, 2003, and 2002, respectively.

Financial Condition

          Total assets at December 31, 2004 were $1,040,553,000 compared with $906,160,000 at December 31, 2003, an increase of $134,393,000 or 14.8%, primarily attributable to growth of the loan portfolio.  Total loans, including loans held for sale, at December 31, 2004 were $772,089,000 compared with $642,556,000 at December 31, 2003, an increase of $129,533,000 or 20.2%.  Total deposits at December 31, 2004 were $873,427,000 compared with $758,183,000 at December 31, 2003, an increase of $115,244,000 or 15.2%.  Total stockholders’ equity at December 31, 2004 was $85,982,000 compared with $80,034,000 at December 31, 2003, an increase of $5,948,000 or 7.4%.

          The Company’s February 2004 purchase of additional shares of common stock of Mid-America Bancorp, Inc. resulted in majority ownership, and the Company has consolidated Mid-America into its financial statements as of February 29, 2004.  Included in the consolidated balance sheet as of December 31, 2004 are Mid-America’s total loans of approximately $65,215,000, total assets of approximately $81,246,000, and total deposits of approximately $64,248,000, which contributed to the growth noted above.

          The Company’s growth in its loan portfolio, both internal and due to the consolidation of Mid-America, has helped offset decreases in interest income due to the declining rate environment experienced prior to the Federal Reserve tightening that began June 30, 2004.  The quality of the loan portfolio has improved, with the ratio of non-performing loans to total loans declining, and the allowance for loan losses, as a percentage of total loans, increasing slightly as of December 31, 2004, compared with December 31, 2003.  Nonperforming loans to loans decreased 28.4% to .58% of loans as of December 31, 2004 from .81% of loans as of December 31, 2003.  The allowance for loan losses, as a percentage of total loans, increased to .92% as of December 31, 2004 from .91% as of December 31, 2003.  The provision for loan losses decreased $741,000 to $1,746,000 for 2004 from $2,487,000 for 2003.  Interest rate risk exposure is actively managed and relatively low, and the Company believes it is positioned to take advantage of higher interest rates as the economy improves.  Management has monitored its funding sources to take advantage of lower interest rates on deposits and borrowings.

Capital

          As of December 31, 2004 and 2003, the Company and each of its subsidiary banks was categorized as well-capitalized under the capital adequacy guidelines established by the bank regulatory agencies.  It is management’s opinion that the healthy capital base, as evidenced by the well-capitalized positions of each of the subsidiaries, puts the Company in excellent position to take advantage of future growth and acquisition opportunities.

Return on Equity and Assets

The following are key financial ratios for the Company for the years ended December 31:

	2004	2003	2002

Return on assets (net income divided by average total assets)	0.83%	0.95%	0.95%
Return on equity (net income divided by average equity)	9.98%	10.52%	10.72%
Dividend payout ratio (dividends per share divided by net income per share (1)	17.45%	16.55%	16.10%
Equity to assets ratio (average equity divided by average total assets)	8.34%	9.00%	8.87%

(1)	The ratio was calculated by dividing total dividends paid by basic earnings per share.

Summary of Banking Subsidiaries and Cost and Equity Method Investments

          The Company’s consolidated income is generated primarily by the financial services activities of its subsidiaries. Since the Company was established in 1983, it has acquired seven wholly owned banks, two majority-owned banks, and minority interests in four other unconsolidated banking organizations.  The following table illustrates the amounts of net income contributed by each of the consolidated subsidiaries (on a pre-consolidation basis) since January 1, 2002, less purchase accounting adjustments.

	Date Acquired	12/31/2004 Ownership Percentage	Pre-consolidated Net Income

Subsidiary			2004		2003		2002

			(dollars in thousands)
Mercantile Trust & Savings Bank	4/15/83	100.00%	$4,578	50.4%	$5,048	56.1%	$4,203	49.9%
Security State Bank of Hamilton	8/30/88	92.75%	543	6.0%	595	6.6%	583	6.9%
State Bank of Augusta	6/04/90	100.00%	258	2.8%	292	3.3%	333	3.9%
Marine Trust Company of Carthage	4/02/91	100.00%	949	10.4%	1,209	13.4%	1,293	15.4%
Perry State Bank	10/04/94	100.00%	1,074	11.8%	882	9.8%	781	9.3%
Golden State Bank	12/07/97	100.00%	244	2.7%	225	2.5%	201	2.4%
Brown County State Bank	12/07/97	100.00%	589	6.5%	537	6.0%	585	6.9%
Farmers State Bank of Northern Missouri	10/04/99	100.00%	600	6.6%	209	2.3%	444	5.3%
Mid America Bancorp, Inc.	2/28/04	54.60%	249	2.8%

Total			$9,084	100.0%	$8,997	100.0%	$8,423	100.0%

          During February 2004, Mid-America Bancorp, Inc. repurchased 6,718 shares outstanding and recorded these shares as treasury stock.  The Company in turn purchased 7,000 treasury shares at a price of $110 per share, increasing ownership to 56.8% at that time.  The Company incurred an additional core deposit intangible of approximately $264,000 as a result of this transaction.  The Company’s ownership of Mid-America was 54.6% (48,000 shares) at December 31, 2004, and was reduced from 56.8% ownership due to Mid-America Bancorp, Inc. issuing stock to other shareholders.  As this investment is majority-owned, the Company has consolidated Mid-America into its December 31, 2004 financial statements.  The amount of equity and net income not owned by the Company is recorded as a minority interest in the Company’s December 31, 2004 statements.

          In March 2005, the Company purchased 5,000 additional shares of Mid-America, which was a portion of a new stock issuance by Mid-America.  Other shareholders are considering the purchase of additional newly issued shares. Therefore, the Company’s percentage ownership of Mid-America stock cannot currently be determined, but it is not expected to decrease from 54.6%.

          The following table details the Company’s equity method investments in common stock of other banking organizations that are not consolidated with the Company and in which the Company owns a 5% or greater equity interest:

	(1) New Frontier Bancshares, Inc.		(2) NorthStar Bancshares, Inc.

Date	Number of Shares	Cost	Number of Shares	Cost

	(dollars in thousands)
7/10/00	12,000	$1,320
10/09/01			40,000	$680
2/01/02			43,000	731
8/27/02	2,300	300
1/03/03	4,100	500
5/08/03	3,600	450
6/23/03	3,396	424
7/02/03
8/29/03
10/17/03			67,000	1,172
12/22/03			15,000	263

Original Cost (3)		$2,994		$2,846

Carrying value as of 12/31/04	25,396	$2,565	165,000	$2,195

Ownership Percentage as of 12/31/04	33.0%		14.0%

(1)	New Frontier Bancshares, Inc. is a privately held bank holding company located in St. Charles, Missouri, with total assets of $102,329 as of December 31, 2004.

(2)	NorthStar Bancshares, Inc. is a privately held bank holding company located in Liberty, Missouri, with total assets of $159,984 as of December 31, 2004.

(3)	Includes gross core deposit intangibles.

The following table details the Company’s cost method investments in common stock of other banking organizations that are not consolidated with the Company:

	(1) GBC Bancorp, Inc.		(2) Integrity Bank

Date	Number of Shares	Cost	Number of Shares	Cost

	(dollars in thousands)
12/21/01	82,460	$1,154
12/02/03			69,500	$695

Total as of 12/31/04	82,460	$1,154	69,500	$695

Ownership Percentage as of 12/31/04	5.0%		5.0%

(1)

GBC Bancorp, Inc. is a publicly held bank holding company located in Lawrenceville, Georgia, with total assets of $302,950 as of September 30, 2004, the most recent date for which published financial statements are available.

(2)

Integrity Bank is a privately held start-up bank located in Jupiter, Florida which commenced operations as of September 30, 2004.  Integrity Bank had total assets of $18,639 as of September 30, 2004, the most recent data for which published financial statements are available.

Critical Accounting Policies

          The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry.  The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2004 and 2003.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions.  The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results.  Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

          Allowance for Loan Losses – The allowance for loan losses provides coverage for probable losses inherent in the Company’s loan portfolio.  Management evaluates the adequacy of the allowance for loan losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors.  This evaluation is inherently subjective, as it requires the use of significant management estimates.  Many factors can affect management’s estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions.  The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

          The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio.  The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience.  The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogeneous category or group of loans.  The allowance for loan losses relating to impaired loans is based on the loan’s observable market price, the collateral for certain collateral–dependent loans, or the discounted cash flows using the loan’s effective interest rate.

          Regardless of the extent of the Company’s analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio.  This is due to several factors including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends.  Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogeneous groups of loans are among other factors.  The Company estimates a range of inherent losses related to the existence of the exposures.  The estimates are based upon the Company’s evaluation of imprecision risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

          Intangible Assets – Management periodically assesses the impairment of its goodwill and the recoverability of its core deposit intangibles.  Impairment is the condition that exists when the carrying amount of goodwill or core deposit intangibles exceeds fair value.  If actual external conditions and future operating results differ from management’s judgments, impairment and/or increased amortization charges may be necessary to reduce the carrying value of these assets to the appropriate value.  Goodwill is required to be evaluated for impairment at least annually.  The process of evaluating goodwill for impairment requires several assumptions and estimates including forecasts of future earnings, market trends and market multiples of companies engaged in similar lines of business.  If any of the assumptions used in the valuation of goodwill change over time, the estimated value assigned to goodwill could differ significantly, including a decrease in the value of goodwill, which would result in a charge to operations.  The calculation and subsequent amortization of a core deposit intangible also requires several assumptions including, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates of the acquired deposits and its estimated useful life.  If the value of the core deposit intangible is determined to be less than the carrying value in future periods, a writedown would be taken of the core deposit intangible through a charge to earnings.

Revenue Recognition

          Income on interest-earning assets is accrued based on the effective yield of the underlying financial instruments. A loan is considered to be impaired when, based on current information and events, it is probable the Company will not be able to collect all amounts due. The accrual of interest income on impaired loans is discontinued when there is reasonable doubt as to the borrower’s ability to meet contractual payments of interest or principal.

          Income recognized on service charges, trust fees, commissions, and loan gains is recognized based on contractual terms and are accrued based on estimates, or are recognized as transactions occur or services are provided. Income from the servicing of sold loans is recognized based on estimated asset valuations and transaction volumes. While these estimates and assumptions may be considered complex, the Company has implemented controls and processes to ensure the reasonableness of these accruals.

Effect of Inflation

          The effect of inflation on a financial institution differs significantly from the effect on an industrial company. While a financial institution’s operating expenses, particularly salary and employee benefits, are affected by general inflation, the asset and liability structure of a financial institution consists largely of monetary items. Monetary items, such as cash, loans and deposits, are those assets and liabilities that are or will be converted into a fixed number of dollars regardless of changes in prices. As a result, changes in interest rates have a more significant impact on a financial institution’s performance than does general inflation. For additional information regarding interest rates and changes in net interest income see “Selected Statistical Information.”

Results of Operations

Summary

          2004 versus 2003.  The Company reported net income of $8,318,000 for year ended December 31, 2004, an increase of $7,000 or .1% from $8,311,000 for 2003. Basic earnings per share for the year ended December 31, 2004 increased slightly to $4.24 from $4.23 in 2003. The main factors contributing to the increase in net income in 2004 were an increase in net interest income of $3,332,000 and a decrease in provision for loan losses of $741,000, offset somewhat by a decrease in noninterest income of $662,000, an increase in noninterest expense of $2,892,000 and an increase in provision for income taxes of $404,000.

          The Company’s February 2004 purchase of additional common stock of Mid-America Bancorp, Inc. resulted in majority ownership, and the Company has consolidated Mid-America into its financial statements effective February 29, 2004.  Therefore, the Company’s results of operations for the year ended December 31, 2004 include Mid-America’s results of operations for the period March 1, 2004 through December 31, 2004.  During this period, Mid-America generated net income of approximately $249,000, of which approximately $112,000 is included in minority interest in the consolidated statement of income for the year ended December 31, 2004.

          The 2004 increase in net interest income of $3,332,000 was the result of an increase in interest income of $3,585,000, partially offset by an increase in interest expense of $253,000.  Although the Federal Reserve began increasing interest rates on June 30, 2004, there was an insufficient volume of assets repricing to generate improvement in net interest margin, which decreased to 3.43% for the year ended December 31, 2004 compared to 3.50% for 2003.  Growth in interest-earning assets, primarily loans, more than offset the decline in net interest margin, resulting in the improvement in net interest income in 2004.   Management believes that interest rates will continue to trend upward, and that the Company is positioned to take advantage of this environment as more of its assets reprice at higher rates.

          The 2004 decrease in provision for loan losses of $741,000 was primarily attributable to a decline of $661,000 in net charge-offs in 2004, as well as a decrease in the ratio of non-performing loans to total loans from .81% as of December 31, 2003 to .58% as of December 31, 2004.  Management feels that it has adequately reserved for any potential losses in the loan portfolio, and expects both charge-offs and the ratio of non-performing loans to total loans to continue the trend downward, as the local economy improves and the Company utilizes its underwriting and credit administration skills to generate high-quality loans.

          The 2004 decrease in noninterest income of $662,000 was primarily due to a decrease in net gains on loan sales of $815,000, partially offset by an increase in customer service fees of $131,000 and an increase in income on equity method investments of $187,000.  The decrease in net gains on loan sales reflects the continued slow-down in mortgage loan refinancing from 2003 levels, and is a revenue source that will vary from year to year based on the interest rate environment.  The gains on loan sales are expected to continue at the 2004 levels due to the rising interest rate environment.  Approximately $92,000 of the increase in customer service fees was due to the consolidation of Mid-America in 2004, with the remainder largely due to the Company’s implementation of an overdraft protection program in 2002 for demand deposit customers.  This program produced a significant increase in fee income in 2002, somewhat lesser increases in 2003 and 2004, and appears to be leveling off to provide a stable source of revenue.  Management feels that its fees for overdraft protection and other deposit products are in line with the banking industry in general, reducing competitive pressures from other banks, and that these fees will continue to provide a stable source of revenue.   The increase in income on equity method investments was the result of the banking organizations in which the Company is invested becoming profitable for the first time in late 2003 and 2004, and management anticipates continued improvement in profitability of these investments in the future.

          The 2004 increase in noninterest expense of $2,892,000 was largely due to an increase in salaries and employee benefits of $2,203,000 and an increase in other noninterest expense of $1,000,000, offset somewhat by a decrease in amortization of mortgage servicing rights of $353,000.  Approximately $1,046,000 of the increase in salaries and employee benefits was attributable to the consolidation of Mid-America in 2004.  Another $275,000 of this increase was due to an adjustment of the discount rate from 8.00% to 6.25% used to determine the liability for the salary continuation agreements the Company maintains for three executive officers.  The remainder of the increase was due primarily to cost-of-living increases in salaries and employee benefits.  Approximately $469,000 of the increase in other noninterest expense was attributable to the consolidation of Mid-America in 2004, with the remainder primarily due to increases in marketing expense and amortization of core deposit intangibles.  The marketing expense was incurred as part of the strategy to attract additional deposit accounts and is expected to continue as the Company competes with other institutions for funding sources to support loan growth.  The amortization of core deposit intangibles is related to the Company’s equity method investments and the acquisition of Mid-America and will continue over the 10-year estimated life of the intangible assets.  The decrease in amortization of mortgage servicing rights reflects the slow-down in mortgage loan pre-payments as a result of the rising interest rate environment experienced in the second half of 2004.

          The 2004 increase in provision for income taxes of $404,000 was primarily due to an increase in net income before taxes offset somewhat by a reduction of federally tax-exempt securities income which resulted in an increase in the provision for income taxes as a percent of income before taxes of 30.0% for 2004 compared to 27.5% for 2003.

          The Company’s return on average assets was .83%, .95% and 95% for the years ended December 31, 2004, 2003, and 2002, respectively, and return on average equity was 9.98%, 10.52%, and 10.72% for the years ended December 31, 2004, 2003, and 2002, respectively.

          2003 versus 2002.  The Company reported net income of $8,311,000 in 2003, an increase of $759,000 or 10.1% from $7,552,000 in 2002. Basic earnings per share in 2003 increased 9.9% to $4.23 from $3.85 in 2002. The main factors contributing to the increase in net income in 2003 were an increase in net interest income of $990,000 and a decrease in provision for loan losses of $1,419,000, offset somewhat by a decrease in noninterest income of $455,000, an increase in noninterest expense of $748,000 and an increase in provision for income taxes of $446,000.

          The 2003 increase in net interest income of $990,000 was achieved despite a reduction of interest income of $1,493,000 from 2002, due to interest expense decreasing in 2003 by $2,483,000.  In a declining interest rate environment, the Company was unable to reduce rates paid on interest-bearing liabilities as rapidly as yields on interest-earning assets fell.  This caused net interest margin to decrease from 3.72% in 2002 to 3.50% in 2003, but was more than offset by growth in interest-earning assets, resulting in the improvement in net interest income.

          The 2003 decrease in provision for loan losses of $1,419,000 was primarily attributable to a decline of $1,737,000 in net charge-offs from 2002.  Although the balance of non-performing loans increased by $1,117,000 in 2003, much of this increase was due to growth of the loan portfolio, and management feels that it has adequately reserved for any potential loss on non-performing loans.

          The 2003 decrease in noninterest income of $455,000 was primarily due to a decrease in net gains on loan sales of $637,000, partially offset by an increase in customer service fees of $85,000.  The decrease in net gains on loan sales reflects the slow-down in mortgage loan refinancing from 2002 levels, and is a revenue source that will vary from year to year based on the interest rate environment.  The increase in customer service fees was largely due to the Company’s implementation of an overdraft protection program in 2002 for demand deposit customers.  This program produced a significant increase in fee income in 2002, a somewhat lesser increase in 2003, and appears to be leveling off to provide a stable source of revenue.  Management feels that its fees for overdraft protection and other deposit products are in line with the banking industry in general, reducing competitive pressures from other banks, and that these fees will continue to provide a stable source of revenue.

          The 2003 increase in noninterest expense of $748,000 was largely due to an increase in salaries and employee benefits of $404,000, an increase in loss on foreclosed assets of $341,000 and an increase in loss on equity method investments of $169,000.  The increase in salaries and employee benefits was mainly due to cost-of-living increases.  The increase in loss on foreclosed assets was due to an unusually heavy volume of activity in the sale of repossessed real estate that management does not expect to reoccur.  The loss on equity method investments was primarily the result of the Company’s recognition of Mid-America’s net loss for 2003.

          The 2003 increase in provision for income taxes of $446,000 was primarily due to an increase in net income before taxes as well as by a reduction of federally tax-exempt securities income which resulted in an increase in the provision for income taxes as a percent of income before taxes of 27.5% for 2003 as compared to 26.4% for 2002.

Earning Assets, Sources of Funds, And Net Interest Margin

          Net interest income represents the amount by which interest income on interest–earning assets, including securities and loans, exceeds interest expense incurred on interest–bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Company’s earnings. Interest rate fluctuations, as well as changes in the amount and type of interest-earning assets and interest-bearing liabilities, combine to affect net interest income. Changes in the amount and mix of interest–earning assets and interest–bearing liabilities are referred to as a “volume change” and changes in yields earned on interest–earning assets and rates paid on interest–bearing deposits and other borrowed funds are referred to as a “rate change.”

Selected Statistical Information

          The following tables contain information concerning the consolidated financial condition and operations of the Company for the years, or as of the dates, shown. All average information is provided on a daily average basis.

Consolidated Average Balance Sheets

          The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earnings assets, the interest expense paid for interest-bearing liabilities, and the related interest rates:

	At December 31	Years Ended December 31,

	2004	2004			2003			2002

	Yield/Cost	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

	(dollars in thousands)
Assets
Interest-bearing demand deposits	2.07%	$8,317	$170	2.04%	$5,647	$188	3.33%	$4,212	$189	4.49%
Federal funds sold	2.00%	5,798	84	1.45%	5,759	50	0.87%	8,558	127	1.48%
Securities:
Taxable
U.S. treasuries and government agencies	3.87%	3,932	152	3.87%	9,960	381	3.83%	12,188	689	5.65%
Mortgage-backed securities	4.07%	72,532	2,869	3.96%	84,232	3,747	4.45%	87,867	4,901	5.58%
Other securities	3.37%	63,685	2,128	3.34%	33,633	807	2.40%	20,782	867	4.17%

Total taxable		140,149	5,149	3.67%	127,825	4,935	3.86%	120,837	6,457	5.34%
Non-taxable - State and political subdivisions (3)	3.96%	39,917	1,553	3.89%	41,937	1,942	4.63%	52,152	2,270	4.35%
Loans (net of unearned discount) (1)(2)	6.04%	728,388	42,571	5.84%	629,067	38,811	6.17%	550,171	38,500	7.00%
Federal Home Loan Bank stock	5.50%	4,895	259	5.29%	3,819	275	7.20%	3,490	151	4.33%

Total interest-earning assets (1)		$927,464	$49,786	5.37%	$814,054	$46,201	5.68%	$739,420	$47,694	6.45%

Cash & due from banks		$22,752			$19,844			$17,401
Premises and equipment		15,857			12,596			10,853
Foreclosed assets held for sale, net		729			1,044			1,193
Equity method investment in common stock		4,702			5,218			2,933
Cost method investment in common stock		1,849			1,502			577
Interest receivable		6,295			6,244			6,464
Cash surrender value of life insurance		15,026			14,377			13,619
Allowance for loan loss		(6,766)			(5,383)			(4,640)
Other		11,572			7,963			6,521

Total Assets		$999,480			$877,459			$794,341

Liabilities
Interest-bearing transaction deposits	0.50%	$110,643	$516	0.47%	$90,269	$303	0.34%	$83,717	$541	0.65%
Savings deposits	0.53%	45,409	240	0.53%	44,520	329	0.74%	40,097	630	1.57%
Money-market deposits	0.94%	96,682	905	0.94%	90,301	904	1.00%	88,445	1,329	1.50%
Time and brokered time deposits	3.01%	498,288	13,815	2.77%	433,474	13,696	3.16%	381,563	15,038	3.94%
Short-term borrowings	1.65%	19,801	286	1.44%	16,413	233	1.42%	16,582	322	1.94%
Long-term debt	4.21%	51,281	2,231	4.35%	49,459	2,275	4.60%	47,987	2,363	4.92%

Total interest-bearing liabilities		$822,104	$17,993	2.19%	$724,436	$17,740	2.45%	$658,391	$20,223	3.07%

Demand deposits		$85,197			$68,744			$60,009
Interest payable		2,113			2,039			2,164
Other liabilities		3,552			2,850			2,918
Minority interest		3,149			381			388
Stockholders' equity		83,365			79,009			70,471

Total liabilities and stockholders’ equity		$999,480			$877,459			$794,341

Interest spread				3.18%			3.23%			3.38%
Net interest income			$31,793			$28,461			$27,471
Net interest margin				3.43%			3.50%			3.72%
Interest-earning assets to interest-bearing liabilities		112.82%			112.37%			112.31%

(1)	Non-accrual loans have been included in average loans, net of unearned discount
(2)	Includes loans held for sale
(3)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis

Changes in Net Interest Income

          Rate/Volume Analysis.  The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated.  Information is provided in each category with respect to:  (1) changes attributable to changes in volume (changes in volume multiplied by prior rate); (2) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (3) the net change.  The changes attributable to the combined impact of volume and rate have been allocated proportionally to the change due to volume and the change due to rate.

	Years Ended December 31, 2004, 2003, and 2002

	Year 2004 vs. 2003 Change			Year 2003 vs. 2002 Change

	Average Volume	Average Yield/Rate	Total Change	Average Volume	Average Yield/Rate	Total Change

	(dollars in thousands)
Increase (decrease) in interest income:
Interest-bearing bank deposits	$70	$(88)	$(18)	$55	$(56)	$(1)
Federal funds sold	—	34	34	(34)	(43)	(77)
Investment securities:
U.S. Treasuries and Agencies	(233)	4	(229)	(111)	(197)	(308)
Mortgage-backed securities	(488)	(390)	(878)	(196)	(958)	(1,154)
States and political subdivisions (1)	(90)	(230)	(389)	(466)	138	(328)
Other securities	918	403	1,321	401	(461)	(60)
Loans (net of unearned discounts)	5,886	(2,126)	3,760	5,163	(4,852)	311
Federal Home Loan Bank stock	67	(83)	(16)	15	109	124

Change in interest income (1)	6,130	(2,545)	3,585	4,827	(6,320)	(1,493)

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	78	135	213	39	(277)	(238)
Savings deposits	6	(95)	(89)	63	(364)	(301)
Money-market deposits	62	(61)	1	27	(452)	(425)
Time and brokered time deposits	1,910	(1,791)	119	1,881	(3,223)	(1,342)
Short-term borrowings	49	4	53	(3)	(86)	(89)
Long-term debt	82	(126)	(44)	71	(159)	(88)

Change in interest expense	2,187	(1,934)	253	2,078	(4,561)	(2,483)

Increase (decrease) in net interest income (1)	$3,943	$(611)	$3,332	$2,749	$(1,759)	$990

(1)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.

          2004 versus 2003.  Average earning assets increased 13.9% or $113,410,000 to $927,464,000 during the year ended December 31, 2004 from the December 31, 2003 average balance of $814,054,000.  The average balance of loans increased 15.8% or $99,321,000 to $728,388,000 during 2004 from the December 31, 2003 average balance of $629,067,000.  Approximately $51,000,000 of the increase in average loan balances as of December 31, 2004 was due to the consolidation of Mid-America Bancorp, Inc., with the remainder attributable to steady growth at the other subsidiary banks.  Management is confident that loan growth will continue at these levels, through both new acquisitions and growth at its subsidiary banks as the economy improves, and particularly as Mid-America gains market share in the greater Kansas City area.  The average balance of U.S. government agency securities decreased 60.5% or $6,028,000 to $3,932,000 during 2004 from the December 31, 2003 average balance of $9,960,000. The average balance of mortgage-backed securities decreased 13.9% or $11,700,000 to $72,532,000 during 2004 from the December 31, 2003 average balance of $84,232,000.  The average balance of other securities, primarily collateralized mortgage obligations, increased 89.4% or $30,052,000 to $63,685,000 during 2004 from the December 31, 2003 average balance of $33,633,000.  The purchase of additional collateralized mortgage obligations in 2004 reflected the attractive yields and cash flow characteristics of those securities relative to other investment opportunities.

          The balance of interest-bearing liabilities averaged $822,104,000 at December 31, 2004, an increase of $97,668,000 or 13.5% from the December 31, 2003 average balance of $724,436,000. The average balance of interest-bearing transaction deposits increased 22.6% or $20,374,000 to $110,643,000 during 2004 from the December 31, 2003 average balance of $90,269,000.   The average balance of time and brokered time deposits increased 15.0% or $64,814,000 to $498,288,000 during 2004 from the December 31, 2003 average balance of $433,474,000.  The consolidation of Mid-America accounted for approximately $3,800,000 of the increase in interest-bearing transaction deposits, and approximately $29,600,000 of the increase in time and brokered time deposits as of December 31, 2004.  The remainder of the increase in deposits was due to the success of new and re-designed deposit products at the Company’s subsidiary banks, which were implemented to fund loan growth as well as reduce overall funding costs.  Lesser increases were experienced in the average balances of savings deposits, money market deposits, short-term debt and long-term debt.

          The balance of noninterest-bearing demand deposits averaged $85,197,000 at December 31, 2004, an increase of $16,453,000 or 23.9% from the December 31, 2003 average balance of $68,744,000.  The consolidation of Mid-America accounted for approximately $7,700,000 of the increase as of December 31, 2004, with the remainder due to successful deposit promotions at the Company’s subsidiary banks.

          Management is confident it can continue to attract additional deposits in the future by researching its customer base and designing products to fit their needs, as well as monitoring interest rates to minimize cost while maintaining a competitive position in its markets.  Mid-America, in particular, is expected to increase its deposit base significantly as it gains market share in the greater Kansas City area.

          The Company’s net interest margin expressed as a percentage of average earning assets was 3.43% for the year ended December 31, 2004 a decrease of 7 basis points from 3.50% in 2003.  The interest spread, expressed as the difference between yield on average earning assets and the cost of average interest-bearing liabilities, was 3.18% for the year ended December 31, 2004, a decrease of 5 basis points from 3.23% for the same period in 2003.

          Interest income increased $3,585,000 or 7.8% to $49,786,000 for the year ended December 31, 2004, as compared to interest income of $46,201,000 for the year ended December 31, 2003.  The increase in interest income is due to growth of average interest-earning assets, primarily loans, partially offset by a decline in yields.  The average yield on interest-earning assets fell 31 basis points to 5.37% for the year ended December 31, 2004 as compared to 5.68% for 2003.  Although the Federal Reserve began increasing interest rates on June 30, 2004, there was an insufficient volume of assets repricing to generate improvement in yields for the year ended December 31, 2004.  Growth in the average balance of loans, due in part to the consolidation of Mid-America, more than offset the impact of the decline in yields.

          Interest expense increased $253,000 or 1.4% to $17,993,000 for the year ended December 31, 2004 as compared to interest expense of $17,740,000 for the year ended December 31, 2003.  The increase in interest expense is attributable to the growth in the average balance of all interest-bearing liabilities, primarily time and brokered time deposits, due in part to the consolidation of Mid-America, as well as an increase in the rates paid on interest-bearing transaction deposits.  The decline in rates paid on all other categories of deposits, as well as long-term debt, partially offset the increase in interest expense attributable to changes in volume.  The average rate paid on interest-bearing liabilities fell 26 basis points to 2.19% for 2004 as compared to 2.45% for 2003.

          Net interest income increased $3,332,000 or 11.7% for the year ended December 31, 2004 to $31,793,000 from $28,461,000 for the same period in 2003.  For the year ended December 31, 2004, the average yield on interest-earning assets decreased 31 basis points compared to the same period in 2003, but was partially offset by a decrease of 26 basis points in the average rate paid on interest-bearing liabilities.  Growth in interest-earning assets, primarily loans, allowed for the improvement in net interest income.

          Management believes that net interest income will continue to improve, through growth of interest-earning assets, as well as increases in net interest margin.  Interest rates are expected to continue trending upward through 2005, and the Company is positioned to take advantage of this environment by having interest-earning assets reprice at higher rates more rapidly than interest-bearing liabilities.

          2003 versus 2002.  Average earning assets increased 10.1% or $74,634,000 to $814,054,000 during 2003 from the 2002 average balance of $739,420,000.  The average balance of loans increased 14.3% or $78,896,000 to $629,067,000 during 2003 from the 2002 average balance of $550,171,000 as a result of significant mortgage loan refinancing that occurred in the low interest rate environment during that time period.  The average balance of other securities, primarily collateralized mortgage obligations, increased 61.8% or $12,851,000 to $33,633,000 during 2003 from the 2002 average balance of $20,782,000, which reflected the attractive yields and cash flow characteristics of those securities relative to other investment opportunities.  These increases were partially offset by decreases in the average balances of mortgage-backed securities and securities of state and political.

          The balance of interest bearing liabilities averaged $724,436,000 for 2003, an increase of $66,045,000 or 10.0% from the 2002 average balance of $658,391,000.  The average balance of time and brokered time deposits increased 13.6% or $51,911,000 to $433,474,000 during 2003 from the 2002 average balance of $381,563,000.  The increase in deposits was fueled in part by volatility in the stock market, leading to a shift of assets from mutual funds into FDIC-insured bank accounts.  The growth was further enhanced by deposit promotions at the Company’s subsidiary banks, which were implemented in part to fund the growth in loans.  Lesser increases were experienced in the average balances of interest bearing transaction deposits, savings deposits, money market deposits, and long-term debt.

          The Company’s net interest margin expressed as a percentage of average earning assets was 3.50% for 2003, a decrease of 22 basis points from 3.72% for 2002.  The interest spread, expressed as the difference between yield on average earning assets and the cost of average interest-bearing liabilities, was 3.23% for 2003, a decrease of 15 basis points from 3.38% for 2002.  Although the net interest margin, the interest income and interest expense all declined for 2003 as compared with 2002, there was an increase in net interest income due to an increase in the average balance of loans and due to more significant declines in deposit product cost of funds as compared to the decline in yields of interest-earning assets.

          Interest income decreased $1,493,000 or 3.1% to $46,201,000 for 2003 compared to interest income of $47,694,000 for 2002.  The decrease in interest income is primarily attributable to the decline in average rates earned on most categories of interest-earning assets.  The average yield on interest-earning assets fell 77 basis points to 5.68% for 2003 as compared to 6.45% for 2002.  Growth in the average balance of loans partially offset the impact of the decline in interest rates.

          Interest expense decreased $2,483,000 or 12.3% to $17,740,000 during 2003 as compared to interest expense of $20,223,000 for 2002.  The decrease in interest expense is primarily attributable to the decline in rates paid on all categories of deposits, short-term borrowings and long-term debt.  The average rates paid on interest-bearing liabilities decreased 62 basis points to 2.45% in 2003 from 3.07% in 2002.  Growth in the average balance of deposits, primarily time and brokered time deposits, partially offset the impact of the decline in interest rates.

          Net interest income increased $990,000 or 3.6% in 2003 to $28,461,000 from $27,471,000 in 2002.  The decrease in interest rates throughout 2003 led to declines in the amount of income earned on interest-earning assets as well as the amount of expense recognized on interest-bearing liabilities.  The average yield on interest-earning assets decreased 77 basis points to 5.68% in 2003 from 6.45% in 2002.  The change in the mix of interest-earning assets partially offset the decline in the yield on interest-earning assets as growth occurred in higher-yielding loans.  The low interest rate environment also had significant impact on the rates paid on interest-bearing liabilities with the average rate falling 62 basis points to 2.45% in 2003 from 3.07% in 2002.

Provision for Loan Losses

          The provision for loan losses, which is a current charge against income, represents an amount which management believes is sufficient to maintain an adequate allowance for known and probable losses. In assessing the adequacy of the allowance for loan losses, management considers the size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, and historical loan loss experience and credit quality of the portfolio. When a determination is made by management to charge off a loan balance, such write-off is charged against the allowance for loan losses.

          2004 versus 2003.  The provision for loan losses decreased $741,000 to $1,746,000 for the year ended December 31, 2004 from $2,487,000 for the year ended December 31, 2003.  Net charge-offs decreased to $937,000 for the year ended December 31, 2004 from $1,598,000 for the year ended December 31, 2003.  The decrease in both provision for loan losses and net charge-offs are attributable to stronger performance in the agricultural sector of the economy, as favorable weather conditions in the 2004 growing season produced improved crop yields, as well as management’s continuing efforts to tighten underwriting standards following losses incurred in prior years.  Total non-performing loans decreased to $4,507,000 as of December 31, 2004, from $5,213,000 as of December 31, 2003.  The ratio of non-performing loans to loans decreased to .58% at December 31, 2004, from ..81% at December 31, 2003.  The decrease in both total non-performing loans and the ratio of non-performing loans to loans are evidence of the overall improvement in quality of the loan portfolio.

          2003 versus 2002.  The provision for loan losses decreased $1,419,000 to $2,487,000 in 2003 from $3,906,000 in 2002. Net charge-offs decreased to $1,598,000 in 2003 from $3,335,000 in 2002.  The decreases in both provision for loan losses and net charge-offs for 2003 were primarily attributable to a large agricultural loan with a loss both provided for and charged off in 2002.  Total non-performing loans increased to $5,213,000 as of December 31, 2003 from $4,096,000 as of December 31, 2002.  The increase in non-performing loans in 2003 reflects weakness in the agricultural sector, impacting certain borrowers’ ability to repay, but is also partially attributable to loan growth.

          Assets including non-performing loans, loans on the Company’s watch loan list, and other loans have been identified as having more than reasonable potential for loss. The watch loan list is comprised of loans which have been restructured or involve customers in industries which have been adversely affected by market conditions. The majority of these loans are being repaid in conformity with their terms.

Noninterest Income

          2004 versus 2003.  Total noninterest income decreased $662,000 or 7.8% for the year ended December 31, 2004 to $7,857,000 from $8,519,000 for the year ended December 31, 2003. The decrease in 2004 was due to a reduction in net gains on loan sales of $815,000, partially offset by increases in customer service fees of $131,000 and income on equity method investments in common stock of $187,000.  As a percentage of total income, total noninterest income was 13.6% and 15.6% for the years ended December 31, 2004, and 2003, respectively.

          Net gains on loan sales decreased $815,000 or 61.0% for the year ended December 31, 2004 to $521,000 from $1,336,000 for the year ended December 31, 2003.  The decrease reflected the continuing slow-down in mortgage refinancing from 2003 levels.  Most consumers who will take advantage of the low rate environment to re-finance their mortgage have already done so.  This is a revenue source that will fluctuate based on the interest rate environment, and with the expectation of the Federal Reserve raising rates through 2005, management does not anticipate a significant increase from the 2004 levels.  Net gains on loan sales, as a component of total noninterest income, was 6.6% and 15.7% for the years ended December 31, 2004 and 2003, respectively.

          Customer service fees increased $131,000 or 4.0% for the year ended December 31, 2004 to $3,394,000 from $3,263,000 for the year ended December 31, 2003.  Approximately $92,000 of the increase in customer service fees was due to the consolidation of Mid-America in 2004, with the remainder largely due to the Company’s implementation of an overdraft protection program in 2002 for demand deposit customers.  This program produced a significant increase in fee income in 2002, somewhat lesser increases in 2003 and 2004, and appears to be leveling off to provide a stable source of revenue.  Management feels that its fees for overdraft protection and other deposit products are in line with the banking industry in general, reducing competitive pressures from other banks, and that these fees will continue to provide a stable source of revenue.

          Income on equity method investments in common stock was $187,000 for the year ended December 31, 2004 compared to a loss of $216,000 for the year ended December 31, 2003.  As of December 31, 2004, the Company’s equity method investments were New Frontier Bancshares, Inc. and NorthStar Bancshares, Inc.  Prior to its consolidation in the Company’s financial statements effective in February 2004, Mid-America was also included in the equity method investments.  All of these organizations are engaged in relatively new operations, and none generated positive income prior to 2003.  The Company anticipates continued improvement in profitability of these investments in 2005 and beyond.

          2003 versus 2002.  Total noninterest income decreased $455,000 or 5.1% in 2003 to $8,519,000 from $8,974,000 in 2002. The decrease in 2003 was due to a reduction in net gains on loan sales, partially offset by increases in customer service fees.  As a percentage of total income, noninterest income was 15.6% and 15.8% in 2003 and 2002, respectively.

          Net gains on loan sales decreased 32.3% in 2003 to $1,336,000 from $1,973,000 in 2002.  The decrease in 2003 reflected the slow-down in mortgage refinancing from the 2002 levels.  Net gains on loan sales, as a component of total noninterest income, was 15.7% and 22.0% in 2003 and 2002, respectively.

          Loan servicing fees increased 13.9% in 2003 to $377,000 from $331,000 in 2002.  The increase in 2003 was the result of the heavy activity in the mortgage refinancing market.  The unpaid principal balances of mortgage loans serviced for others increased 7.3% to $147,312,000 at December 31, 2003, from $137,299,000 at December 31, 2002.

          Customer service fees increased 2.7% in 2003 to $3,263,000 from $3,178,000 in 2002.  The increase in 2003 was the result of management’s emphasis on fees for deposit account activity as a stable source of revenue in a low interest rate environment.  A significant portion of the increased customer service fees was due to the implementation of overdraft protection programs on demand deposit accounts at several of the Company’s subsidiary banks.

          The cash surrender value of life insurance decreased 8.6% in 2003 to $692,000 from $757,000 in 2002.  The decrease in 2003 was primarily due to the low interest rate environment that resulted in reduced yields on the investments.

          Net realized gains on sales of securities, as a component of noninterest income, totaled $59,000 (.7%) in 2003 and $150,000 (1.7%) in 2002.

Noninterest Expense

          2004 versus 2003.  Total noninterest expense increased $2,892,000 or 12.6% for the year ended December 31, 2004 to $25,878,000 from $22,986,000 for the year ended December 31, 2003. As a percentage of total income, total noninterest expense was 44.9%, and 42.0% for the years ended December 31, 2004 and 2003, respectively.

          Salaries and employee benefits increased $2,203,000 or 17.0% for the year ended December 31, 2004 to $15,182,000, from $12,979,000 for the year ended December 31, 2003. Approximately $1,046,000 of this increase was attributable to the consolidation of Mid-America for the period March 1, 2004 through December 31, 2004.  Another $275,000 of this increase was due to an adjustment of the discount rate from 8.00% to 6.25% used to determine the liability for the salary continuation agreements the Company maintains for three executive officers.  The remainder of the increase was due primarily to cost-of-living increases in salaries and employee benefits.  Of the total increase in salaries and employee benefits for the year ended December 31, 2004 of $2,203,000, approximately $1,278,000 or 58% was attributable to officers, and $925,000 or 42%, was attributable to non-officers.  On average, salaries of officers increased approximately 4% and salaries of non-officers increased approximately 3%.  As a percent of average assets, salaries and employee benefits increased to 1.52% for the year ended December 31, 2004, compared to 1.48% for the year ended December 31, 2003. The Company had 307 full-time equivalent employees at December 31, 2004 and 294 full-time equivalent employees at December 31, 2003, an increase of 13 full-time equivalent employees.  The consolidation of Mid-America included 17 full-time equivalent employees as of December 31, 2004.

          Net occupancy expense increased $195,000 or 15.1% for the year ended December 31, 2004 to $1,487,000 from $1,292,000 for the year ended December 31, 2003.  Approximately $123,000 of this increase was attributable to the consolidation of Mid-America for the period March 1, 2004 through December 31, 2004 with the remainder due to increases in building maintenance and service contract expense.

          Professional fees increased $295,000 or 31.1% for the year ended December 31, 2004 to $1,243,000 from $948,000 for the year ended December 31, 2003.  Approximately $44,000 of this increase was attributable to the consolidation of Mid-America for the period March 1, 2004 through December 31, 2004 with the remainder primarily due to costs associated with the Company’s application for registration of its common stock with the Securities and Exchange Commission.

          Loss on foreclosed assets decreased $286,000 or 68.1% for the year ended December 31, 2004 to $134,000 from $420,000 for the year ended December 31, 2003.  The Company experienced more activity than normal in 2003, due to several repossessed properties being disposed of at a loss in 2003.

          Equity method investments in common stock generated net income for the year ended December 31, 2004 as compared with a loss of $216,000 for the year ended December 31, 2003.  The Company’s equity method investments generated net income of $187,000 for the year ended December 31, 2004, which is included in noninterest income.

          Amortization of mortgage servicing rights decreased $353,000 or 65.6% for the year ended December 31, 2004 to $185,000 from $538,000 for the year ended December 31, 2003. The decrease reflected the slow-down in mortgage refinancing and reduction in prepayment speeds on mortgages from 2003 levels.  This is an expense that will fluctuate based on the interest rate environment, and with the expectation of the Federal Reserve raising rates through 2005, management does not anticipate a significant increase from 2004 levels.

          Other noninterest expense increased $1,000,000 or 24.5% for the year ended December 31, 2004 to $5,078,000 from $4,078,000 for the year ended December 31, 2003.  Approximately $550,000 of this increase was attributable to the consolidation of Mid-America for the period March 1, 2004 through December 31, 2004 with the remainder due to increases in marketing expense and amortization of core deposit intangibles for the year ended December 31, 2004.

          2003 versus 2002.  Total noninterest expense increased 3.4% in 2003 to $22,986,000 from $22,238,000 in 2002. As a percentage of total income, noninterest expenses were 42.0% and 39.2% in 2003 and 2002, respectively.

          Salaries and employee benefits increased 3.2% in 2003 to $12,979,000 from $12,575,000 in 2002. As a percent of average assets, salaries and employee benefits were 1.48% and 1.58% in 2003 and 2002, respectively. The Company had 294 and 291 full-time equivalent employees at December 31, 2003 and 2002, respectively.

          Equipment expense decreased 3.4% in 2003 to $1,603,000 from $1,660,000 in 2002.  The decrease for 2003 was the result of equipment becoming fully depreciated but still in service.

          Loss on foreclosed assets increased by $341,000 in 2003 to $420,000, from $79,000 in 2002. The Company experienced more activity than normal in 2003 due to several repossessed properties being disposed of at a loss in 2003.

          Loss on equity method investments in common stock increased by $169,000 in 2003 to $216,000 from $47,000 in 2002.  The increase was a result of the Company recording its share of losses incurred for the year ended December 31, 2003 for the equity method investments.  The losses on equity method investments in common stock related primarily to the Company’s 49% share of net loss for Mid-America.  Mid-America’s net loss was primarily due to provisions for loan losses recorded during 2003.

          Amortization of mortgage servicing rights decreased 1.6% in 2003 to $538,000 from $547,000 in 2002.  The decrease reflected the slow-down in mortgage refinancing and reduction in prepayment speeds on mortgages from 2002 levels.

Provision for Income Taxes

          During 2002, one of the Company’s wholly owned subsidiaries, MTSB, established Mercantile Investments, Inc. (“MII”), a Delaware corporation that operates off shore, to manage the bank’s investment portfolio.  MII began operations in early 2003, and its earnings for the years ended December 31, 2004 and 2003 are included in the Company’s consolidated financial statements. Part of management’s strategy in forming this subsidiary was to take advantage of current State of Illinois tax laws that exclude income generated by a subsidiary that operates off shore from state taxable income.  For the years ended December 31, 2004 and 2003, the Company’s Illinois income taxes decreased by approximately $100,000 each year as a result of MII’s operations off shore.  If the state tax law is changed in the future to no longer exclude off-shore investment income from taxable income, the Company’s income tax expense, as a percentage of income before tax, would increase.  The Company is not aware of any existing or threatened state action or pending legislation regarding this issue.

          2004 versus 2003.  Provision for income taxes for the year ended December 31, 2004 increased $404,000 or 12.8% to $3,557,000 from $3,153,000 for the year ended December 31, 2003.  The provision for income taxes as a percent of income before income taxes was 30.0% and 27.5% for the years ended December 31, 2004 and 2003, respectively.  The increase in this percentage was due to a reduction of federally tax-exempt securities income and an increase in state income taxes for the year ended December 31, 2004 compared to 2003.

          2003 versus 2002.  Provision for income taxes in 2003 was $3,153,000 as compared to $2,707,000 in 2002. The provision for income taxes as a percent of income before income taxes was 27.5% and 26.4% for 2003 and 2002, respectively. The provision for income taxes as a percentage of income before income taxes increased from 2002 to 2003 due to a decrease in federally tax-exempt securities income offset somewhat by a decrease in state income taxes.

Financial Condition

Summary

          Total assets as of December 31, 2004 were $1,040,553,000, an increase of $134,393,000 or 14.8% from $906,160,000 as of December 31, 2003, primarily due to loan growth of $129,533,000.  Mid-America accounted for approximately $81,246,000 of the increase in total assets.  Cash and cash equivalents increased 48.4% to $39,719,000 as of December 31, 2004 as compared to $26,768,000 as of December 31, 2003.  Total investment securities decreased 6.3% to $173,371,000 as of December 31, 2004 as compared to $185,093,000 as of December 31, 2003.  Total loans, including loans held for sale, increased 20.2% to $772,089,000 as of December 31, 2004 as compared to $642,556,000 as of December 31, 2003.  Approximately $65,215,000 of the increase in total loans was due to consolidation of Mid-America Bancorp, Inc.  Federal Home Loan Bank stock increased 26.6% to $5,100,000 as of December 31, 2004 as compared to $4,029,000 as of December 31, 2003.   Equity method investments in common stock decreased 38.4% to $4,760,000 as of December 31, 2004 as compared to $7,724,000 as of December 31, 2003.  Cost method investments in common stock remained unchanged at $1,849,000 as of December 31, 2004 compared with December 31, 2003.  The net deferred tax asset increased to $1,978,000 as of December 31, 2004 from $835,000 as of December 31, 2003.  Cash surrender value of life insurance increased 4.2% to $15,324,000 as of December 31, 2004 as compared to $14,705,000 as of December 31, 2003.  Premises and equipment increased 24.1% to $16,059,000 as of December 31, 2004 as compared to $12,938,000 as of December 31, 2003.  Goodwill increased 44.8% to $5,208,000 as of December 31, 2004 as compared to $3,596,000 as of December 31, 2003.

          Total deposits increased $115,244,000 or 15.2% to $873,427,000 as of December 31, 2004 as compared to $758,183,000 as of December 31, 2003.  Approximately $64,248,000 of the increase in total deposits was due to the consolidation of Mid-America.  Non-interest bearing demand deposits increased $15,476,000 or 19.3% during 2004, while interest-bearing deposits increased $99,768,000 or 14.7% during 2004.  Short-term borrowings increased 48.8% to $21,385,000 as of December 31, 2004 from $14,367,000 as of December 31, 2003.  Long-term borrowings increased 3.3% to $49,758,000 as of December 31, 2004 from $48,185,000 as of December 31, 2003.

          Minority interest increased $3,175,000, from $263,000 as of December 31, 2003 to $3,438,000 as of December 31, 2004 due primarily to the Company’s consolidation of Mid-America into its financial statements from March 1, 2004 through December 31, 2004.

          Total stockholders’ equity increased 7.4% to $85,982,000 as of December 31, 2004 as compared to $80,034,000 as of December 31, 2003. Growth in equity is due primarily to $6,865,000 of earnings retained by the Company, offset by a decrease of $951,000 in unrealized gains on available for sale securities, net of taxes.

          On March 10, 2005, the Company’s Board of Directors adopted the Equity Incentive Plan (the “Plan”), which is a form of long-term incentive compensation for certain executives and other keys employees designated by the Board.  The Plan replaces a stock plan with identical terms that was adopted by the Board on April 26, 2004.  The Board withdrew the 2004 plan (no shares had been granted under the 2004 plan) and adopted the Plan to accommodate the presentation of the Plan to the Company’s stockholders for approval at the Company’s 2005 Annual Meeting.

          The Plan provides for stock-based awards that offer executives the possibility of future value depending on the long-term price appreciation of the Company’s common stock and the executive’s continuing service with the Company.  The forms of stock awards permitted under the Plan are incentive stock options (which are options to purchase shares of stock that receive more favorable federal income tax treatment for the executive under Section 422 of the Internal Revenue Code than non-qualified options), non-qualified stock options (which are all options other than incentive stock options), restricted shares (which are shares issued subject to vesting restrictions), and stock appreciation rights (which are rights to payment in cash or stock equal to the appreciation of the stock from the date of grant to the date of exercise).

          The Board of Directors has reserved 296,240 shares of the Company’s Common Stock to fund stock-based awards under the Plan, provided no more than 97,759 shares may be issued in the form of restricted shares.  At present, no grants of stock awards have been made from the Plan, and neither the Board nor the Compensation Committee has designated the executives or other key employees who will be eligible for grants.  The future grant of stock awards is subject to the approval of the stockholders of the Plan at the Annual Meeting.

          Under the Plan, the Compensation Committee has sole discretion in administration of the Plan and specifically in determining grants of stock-based awards to executives, including (a) the selection of executives to receive awards, (b) the determination of the number of shares to be subject to types of awards generally as well as to individual awards granted under the Plan, (c) the determination of the terms and conditions upon which awards will be granted, including vesting requirements of restricted shares and exercises price, expiration, and the manner, time and rate of exercise of options, (d) prescription of the form and terms of award agreements, (e) promulgation of procedures and regulations for the administration of the Plan, and (f) all other determinations deemed necessary or advisable for the administration of the Plan.

          The exercisability of options and the vesting of restricted stock depend upon the executive’s continuing to render services to the Company.  All options granted under the plan must have an exercise price at least equal to the market value of the common stock on the date of grant.  Options may be exercised only for a limited period of time after the optionee’s departure from the Company.  Restricted shares awarded under the Plan carry dividend and voting rights from the date of grant.  Restricted shares are forfeited if the award holder departs from the Company before vesting, except in cases of death or disability in which the shares become fully vested. The Plan permits the acceleration of vesting.

Earning Assets

          The average interest-earning assets of the Company were 92.8%, 92.8%, and 93.1%, of average total assets for the years ended December 31, 2004, 2003, and 2002, respectively.  The slight decrease in this percentage from 2002 to 2003 was primarily attributable to the increase in bank-owned life insurance and the increases in equity and cost method investments in common stock during 2003.

Investment Securities

          The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality.

          The Company has classified securities as both available-for-sale and held-to-maturity as of December 31, 2004. Available-for-sale securities are held with the option of their disposal in the foreseeable future to meet investment objectives, liquidity needs or other operational needs. Securities available-for-sale are carried at fair value.  Held-to-maturity securities are those securities for which the Company has the positive intent and ability to hold until maturity, and are carried at historical cost adjusted for amortization of premiums and accretion of discounts.

          As of December 31, 2004, the fair value of the available-for-sale securities was $153,481,000 and the amortized cost was $151,928,000 for a net unrealized gain of $1,553,000 The after-tax effect of this unrealized gain was $949,000 and has been included in stockholders’ equity.  The after-tax unrealized gain was $1,900,000 and $3,662,000 as of December 31, 2003 and 2002, respectively.  Fluctuations in net unrealized gain on available-for-sale securities are due primarily to increases or decreases in prevailing interest rates forthe types of securities held in the portfolio.

          The following table sets forth information relating to the amortized cost and fair value of the Company’s available-for-sale securities:

	December 31,

	2004		2003		2002

	Amortize Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(dollars in thousands)
U.S. Treasury	$2,496	$2,487	$—	$—	$—	$—
U.S. government agencies	4,350	4,352	6,057	6,113	7,326	7,629
Mortgage-backed securities	96,665	97,424	98,849	100,610	90,841	94,395
State and political subdivisions	36,607	37,379	42,778	44,059	47,666	49,514
Corporate bonds	11,614	11,643	7,121	7,172	—	—
Equity securities	196	196	196	196	2,710	2,837

Total	$151,928	$153,481	$155,001	$158,150	$148,543	$154,375

          The maturities, fair values and weighted average yields of securities available-for-sale as of December 31, 2004, are:

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years		Equity Securities

	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Total

U.S. Treasury	$—	—	$2,487	1.70%	$—	—	$—	—	$—		$2,487
U.S. government agencies	496	1.97%	2,497	2.17%	1,269	2.42%	90	3.74%	—		4,352
Mortgage-backed securities (1)	46,398	4.31%	51,026	4.68%	—	—	—	—	—		97,424
States and political subdivisions	16,095	3.70%	10,384	3.53%	7,941	4.23%	2,959	4.73%	—		37,379
Corporate bonds	—	—	3,544	4.65%	8,099	5.07%	—	—	—		11,643

	62,989	4.14%	69,938	4.31%	17,309	4.45%	3,049	4.70%	—		153,285
Equity securities									196	1.63%	196

Total	$62,989		$69,938		$17,309		$3,049		$196		$153,481

(1) The maturities for mortgage-backed securities are based on prepayment speed assumptions and the constant prepayment rate estimated by management based on the current interest rate environment.  The assumption rates vary by the individual security.

The following table sets forth information relating to the amortized cost and fair value of the Company’s held-to-maturity securities:

	December 31,

	2004		2003		2002

	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(dollars in thousands)
Mortgage-backed securities	$19,336	$19,378	$25,833	$25,668	$—	$—
State and political subdivisions	554	555	1,110	1,118	—	—

Total	$19,890	$19,933	$26,943	$26,786	$—	$—

          The maturities, amortized cost and weighted average yields of securities held-to-maturity as of December 31, 2004, are:

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years

	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total

	(dollars in thousands)
States and political subdivisions	$120	2.30%	$240	2.88%	$194	4.80%	$—	0.00%	$554
Mortgage-backed securities (1)	6,547	4.92%	12,789	4.92%	—	0.00%	—	0.00%	19,336

Total	$6,667	4.87%	$13,029	4.88%	$194	4.80%	$—	0.00%	$19,890

(1) The maturities for mortgage-backed securities are based on prepayment speed assumptions and the constant prepayment rate estimated by management based on the current interest rate enviromment.  The assumption rates vary by the individual security.

          The Company also uses its investment portfolio to manage its tax position. Depending upon projected levels of taxable income for the Company, periodic changes are made in the mix of tax-exempt and taxable securities to achieve optimum yields on a tax-equivalent basis. Obligations of state and political subdivisions (tax-exempt obligations) as a percentage of total securities were 21.9%, 24.4% and 32.1% at December 31, 2004, 2003 and 2002, respectively.  During 2002, one of the Company’s wholly owned subsidiaries, MTSB, established Mercantile Investments, Inc., a Delaware corporation that operates off shore, to manage the bank’s investment portfolio.  Mercantile Investments, Inc. began operations in 2003, and its earnings for the year ended December 31, 2004 and 2003 are included in the Company’s consolidated financial statements. Part of management’s strategy in forming this subsidiary was to take advantage of current state tax laws that exclude income generated by off-shore subsidiaries from state taxable income.

Loan Portfolio

          Although the Company provides full service banking, including deposits, safekeeping, trust and investment services, its core business is loans, as evidenced by approximately 74% of total revenue derived from lending activities.  The Company’s business strategy is to be a significant competitor in the markets it serves by providing a broad range of products, competitive pricing, convenient locations and state-of-the-art technology, while emphasizing superior customer service to establish long-term customer relationships. The primary lending focus is on loans to small- and medium-sized businesses, as well as residential mortgage loans.

          The Company offers a full range of lending products, including commercial, real estate and consumer loans to individuals, businesses and professional organizations.  The Company’s subsidiary banks are located in predominantly rural areas of the Midwest, and most of the commercial loans are made to small- and medium-sized businesses, many in the agricultural industry or dependent on the agricultural economy.  The Company also has a substantial investment in loans secured by real estate, both commercial and residential.

          The principal economic risk associated with each category of loans is the creditworthiness of the borrower.  General economic factors affecting a borrower’s ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower’s assets, clients, suppliers and employees.  Many of the Company’s loans are made to small- and medium-sized businesses that generally have fewer financial resources in terms of capital or borrowing capacity and are sometimes less able to withstand competitive, economic and financial pressures than larger borrowers.  During periods of economic weakness, these businesses may be more adversely affected than larger enterprises.  In addition, the financial condition of individual borrowers employed by these businesses can be negatively impacted.  This may cause the Company to experience increased levels of nonaccrual or other problem loans, loan charge-offs and higher provision for loan losses.

          In order to offset the risks inherent in lending to small- and medium-sized businesses in the Company’s geographic area, the following strategies have been developed:

1)	Limit potential concentrations to any one borrower or industry.
2)

Expand the geographic region of the Company.  If the areas in which the Company operates are broadened, then the negative impact of an economic downturn in one area will be lessened.  The Company’s recent acquisitions of Mid-America Bancorp, Inc. and other equity interests in banks all located in higher growth urban areas were done with the intent of reducing geographic risk and reliance on areas heavily dependent on agriculture.

3)

Establish relationships with banks outside of the Company’s geographic region in order to purchase commercial and commercial real estate loan participations.  Although these banks are primarily in Illinois and Missouri, the loan participations help to diversify the Company’s geographic concentration in its loan portfolio.  The Company has loan participations purchased from New Frontier Bancshares, Inc. and NorthStar Bancshares, Inc.

          The Company’s loan approval policy provides for various levels of officer lending authority.  When the amount of loans to a borrower exceeds the officer’s lending limit, the loan request goes to either an officer with a higher limit or the Board of Directors loan committee for approval.  Loan amounts are also subject to a variety of lending limits imposed by state and federal regulation.  In general, a loan to any one borrower cannot exceed 20% of the subsidiary bank’s statutory capital, with exceptions for loans that meet certain collateral guidelines.  In addition to these regulatory limits, the Company’s subsidiary banks impose upon themselves internal lending limits which are less than the prescribed legal limits, thus further reducing exposure to any single borrower.

          As part of the Company’s overall risk management process, a quarterly review of each subsidiary bank’s loan portfolio is performed by a team of employees independent of the lending function.  The primary objective of this review is to monitor adherence to loan policies, both regulatory and internal, and to measure the adequacy of the allowance for loan losses.  This process helps to identify any problem areas, either in a particular borrower’s financial condition, or in the bank’s underwriting function, and assists the Board of Directors and management in focusing resources to address the problems before they result in financial loss to the Company.

          Total loans, including loans held for sale, increased $129,533,000 or 20.2% to $772,089,000 as of December 31, 2004 from $642,556,000 as of December 31, 2003. Approximately $65,215,000 of the increase was due to the consolidation of Mid-America Bancorp, Inc. as of December 31, 2004 with the remainder due to internal growth at the other subsidiary banks.  The consolidation of Mid-America resulted in the following approximate increases in loan balances as of December 31, 2004:  $19,000,000 for commercial, financial and agricultural loans; $43,215,000 for real estate-mortgage loans; and $3,000,000 for installment loans to individuals.  The Company has seen its most significant growth in commercial real estate mortgages (including farmland and construction real estate loans), increasing $48,830,000 or 25.5% to $240,484,000 as of December 31, 2004 from $191,654,000 as of December 31, 2003, and in residential real estate mortgages (not held for sale), increasing $46,650,000 or 30.3% to $200,493,000 as of December 31, 2004 from $153,843,000 as of December 31, 2003.  The growth in commercial and residential real estate mortgage loans was primarily due to the consolidation of Mid-America and to the Company offering and aggressively marketing a 10-year fixed rate loan product to be held in the loan portfolio rather than sold in the secondary market.

          Total loans, including loans held for sale, increased 5.7% to $642,556,000 as of December 31, 2003 from $608,152,000 as of December 31, 2002, which increased 18.5% from $513,379,000 as of December 31, 2001.  The primary growth area in 2003 was residential real estate mortgage loans (not held for sale) which increased $41,698,000, or 37.2%, to $153,843,000 as of December 31, 2003 from $112,145,000 as of December 31, 2002 due to the Company experiencing significant refinancing activity as a result of 2003’s low interest rate environment.  In 2002, the Company’s primary loan growth occurred in commercial real estate mortgages, including farmland and construction real estate loans, which increased $38,507,000 or 26.4% to $184,414,000 as of December 31, 2002 from $145,907,000 as of December 31, 2001.

          The Company has no loans to foreign companies or governments.

          The loan portfolio includes a concentration of loans for commercial real estate, including farmland and construction real estate loans, amounting to approximately $240,484,000, $191,654,000 and $184,414,000 as of December 31, 2004, 2003, 2002, respectively.  The commercial real estate loans are included in the real estate – mortgage amount on the following table.  The commercial real estate loans as of December 31, 2004, 2003, and 2002 include approximately $59,241,000 $53,628,000, and $57,420,000, respectively in loans that are collateralized by commercial real estate in the Quincy, Illinois geographic market.  The Company does not have a dependence on a single customer or group of related borrowers.  Generally, these loans are collateralized by assets of the borrowers. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers. Credit losses arising from lending transactions for commercial real estate entities are comparable with the Company’s credit loss experience on its loan portfolio as a whole.

          The Company’s executive officers and directors and their associates have been and, the Company anticipates will continue to be, customers of the Company’s subsidiary banks in the ordinary course of business, which has included maintaining deposit accounts and trust and other fiduciary accounts and obtaining loans.  Specifically, the Company’s banks, principally MTSB, have granted various types of loans to the Company’s executive officers and directors and entities controlled by them.  Except as set forth below, as of December 31, 2004, the loans (a) were consistent with similar practices in the banking industry generally, (b) were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the banks’ other customers, (c) did not involve more than the normal risk of collectibility or present other unfavorable features, and (d) were subject to and made in accordance with Regulation O promulgated by the Federal Reserve Board.

          Company director Harold W. Knapheide III directly and/or indirectly owns and controls four entities to which MTSB made loans in 2004 and 2003 for the purpose of the entities’ acquisition of commercial real estate and improvements.  The entities and aggregate principal amounts (plus accrued but unpaid interest) of these loans as of December 31, 2004 were as follows:  Hail to the Orange, LLC, $3,042,000; Knapheide Michigan, LLC, $791,000; Knapheide North Carolina, LLC, $1,114,000; and Rock Chalk Jayhawk, LLC, $3,722,000.  Shortly after the loans were closed, MTSB sold participating interests in the loans to certain other bank subsidiaries of the Company to maintain legal lending limits and to minimize credit risk to any one bank.  As the result of regularly scheduled bank regulatory examinations, MTSB and the participating affiliate banks were notified in writing in early January 2005 that there were procedural irregularities involving the underwriting of these four loans, which irregularities constituted Regulation O violations.

          Specifically, the examination indicated that MTSB had funded the loans prior to receipt of written appraisals of real estate that secures the loans, had not obtained other financial and business documentation about the entities and their ability to repay the loans, and had not yet documented the MTSB Board of Directors’ approval of the loans although such approval had been obtained.  MTSB’s lending policies require the foregoing documents and actions to be taken prior to funding loans.  However, the bank has waived the requirements from time to time when a loan is otherwise made in the ordinary course, the loan presents no more than the normal risk of collectibility and no other unfavorable features, and the borrower requests such a waiver for a reasonable business purpose.  In this case, MTSB had agreed to postpone receipt of the appraisals until the borrowers finished substantial, proposed improvements to the real estate that would be included with the appraisals.  MTSB has waived these requirements in similar circumstances in the past for non-affiliated bank customers as well when such factors are present.

          Since the time the loans were closed, MTSB on behalf of itself and participating affiliate banks has obtained the appraisals (with the exception of one appraisal that is pending subject to completion of improvements), documented the Board’s approval, and obtained additional financial and business information regarding the entities and their ability to repay the loans.   Furthermore, except for these procedural irregularities, the original loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with similarly situated bank customers not affiliated with the Company and did not involve more than the normal risk of collectibility or present other unfavorable features.  Neither MTSB nor any participating affiliate bank has classified any such loan as a problem loan, impaired loan or potential problem loan.  Furthermore, no such loan has been or is adversely classified by any regulatory agency.  The bank regulatory agency that notified MTSB and the participating affiliate banks of this matter is not requiring a written response or further action other than future compliance with Regulation O.

          The following table summarizes the loan portfolio by type of loan as of the dates indicated:

	December 31,

	2004		2003		2002		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)
Commercial, financial, and agricultural	$233,561	30.25%	$204,912	31.89%	$202,557	33.31%	$164,939	32.13%	$172,568	34.30%
Real estate - farmland	64,891	8.40%	60,735	9.45%	62,291	10.24%	53,465	10.41%	51,986	10.33%
Real estate - construction	28,105	3.64%	18,861	2.94%	24,217	3.98%	17,859	3.48%	19,784	3.93%
Real estate - mortgage (1)(2)	351,348	45.51%	270,520	42.10%	235,521	38.73%	204,992	39.93%	179,705	35.71%
Installment loans to individuals	94,184	12.20%	87,528	13.62%	83,566	13.74%	72,124	14.05%	79,137	15.73%

Total loans (1)	$772,089	100.00%	$642,556	100.00%	$608,152	100.00%	$513,379	100.00%	$503,180	100.00%

(1) Includes loans held for sale of $3,367 for 2004; $4,619 for 2003; $25,470 for 2002; $26,138 for 2001; and $19,809 for 2000

(2) Includes commercial real estate loans, which includes farmland and construction real estate loans, of $240,484 for 2004; $191,654 for 2003; $184,414 for 2002; $145,907 for 2001; and $128,000 for 2000.

          Included in the table above in the totals for commercial, financial and agricultural loans was $54,181,000 and $50,507,000 of agricultural operating loans as of December 31, 2004 and 2003, respectively.  The agricultural operating loans were 7.0% and 7.9% of total loans as of December 31, 2004 and 2003, respectively.  The amount of agricultural operating loans was similar to these percentages as of December 31, 2002, 2001 and 2000.

          The following table sets forth remaining maturities of selected loans (excluding real estate-farmland, real estate-mortgage loans and installment loans to individuals) at December 31, 2004:

	1 Year or Less	1 to 5 Years	Over 5 Years	Total

	(dollars in thousands)
Commercial, financial, and agricultural	$144,558	$68,683	$20,320	$233,561
Real estate - construction	28,105	—	—	28,105

Total	$172,663	$68,683	$20,320	$261,666

Interest rate sensitivity of selected loans
Fixed rate	$84,059	$35,756	$4,565	$124,380
Adjustable rate	88,604	32,927	15,755	137,286

Total	$172,663	$68,683	$20,320	$261,666

Allowance for Loan Losses

          In originating loans, the Company recognizes that loan losses will be experienced and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. Management has established an allowance for loan losses which it believes is adequate to cover probable losses inherent in the loan portfolio.  Loans are charged off against the allowance for loan losses when the loans are deemed to be uncollectible.  Although we believe the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio, the amount of the allowance is based upon the judgment of management, and future adjustments may be necessary if economic or other conditions differ from the assumptions used by management in making the determinations.

          Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the board of directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance.  In making its evaluation, management considers the diversification by industry of the commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge–offs for the period, the amount of nonperforming loans and related collateral security, and the present level of the allowance for loan losses.

          A model is utilized to determine the specific and general portions of the allowance for loan losses. Through the loan review process, management assigns one of six loan grades to each loan, according to payment history, collateral values and financial condition of the borrower. The loan grades aid management in monitoring the overall quality of the loan portfolio.  Specific reserves are allocated for loans in which management has determined that deterioration has occurred.  In addition, a general allocation is made for each loan category in an amount determined based on general economic conditions, historical loan loss experience, and amount of past due loans.  Management maintains the allowance based on the amounts determined using the procedures set forth above.

          Loans internally categorized as “watch” list loans, which are the same as potential problem loans noted later, show warning elements where the present status portrays one or more deficiencies that require attention in the short-term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit.  These loans are reviewed to assist in assessing the adequacy of the allowance for loan losses. As of December 31, 2004, 2003 and 2002, watch list loans totaled $25,607,000, $24,757,000 and $23,676,000, respectively.

          Loans internally classified as “substandard” or in the more severe categories of “doubtful” or “loss” are those loans that at a minimum have clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition which may jeopardize recoverability of the debt. As of December 31, 2004, loans of $11,378,000 were classified as substandard and $708,000 were classified as doubtful, or 1.5% and .1%, respectively, of total loans. As of December 31, 2003, loans of $10,590,000 were classified as substandard and $397,000 were classified as doubtful, or 1.6% and .1%, respectively, of total loans.  As of December 31, 2002, loans of $10,727,000 were classified as substandard and $2,089,000 were classified as doubtful, or 1.8% and .3%, respectively, of total loans.  There was little change in the total of substandard loans from December 31, 2002 to December 31, 2004 despite the increase in total loans.  As of December 31, 2004, 2003 and 2002, there were no loans classified as loss.

          The allowance for loan losses increased $1,285,000 to $7,115,000 as of December 31, 2004 from $5,830,000 as of December 31, 2003.  Provision for loan losses was $1,746,000 and net charge-offs were $937,000 for year ended December 31, 2004.  In addition, the consolidation of Mid-America in February 2004 resulted in the addition of $476,000 to the allowance for loan losses.  The allowance for loan losses as a percent of total loans increased to .92% as of December 31, 2004 from .91% as of December 31, 2003.  As a percent of nonperforming loans, the allowance for loan losses increased to 157.87% as of December 31, 2004 from 111.84% as of December 31, 2003.

          The allowance for loan losses increased $889,000 to $5,830,000 as of December 31, 2003 from $4,941,000 as of December 31, 2002 which had increased $571,000 from $4,370,000 as of December 31, 2001.  Provision for loan losses was $2,487,000, $3,906,000 and $2,293,000 for the years ended December 31, 2003, 2002 and 2001, respectively.  Net charge-offs were $1,598,000, $3,335,000 and $2,258,000 for the years ended December 31, 2003, 2002 and 2001, respectively.  The commercial, financial and agricultural charge-offs for 2002 increased primarily due to one large agricultural loan that had been past due at December 31, 2001 and was charged-off during 2002.  The allowance for loan losses as a percent of total loans was .91%, .81%, and .85% as of December 31, 2003, 2002 and 2001, respectively.  As a percent of nonperforming loans, the allowance for loan losses was 111.84%, 120.63% and 88.00% as of December 31, 2003, 2002 and 2001, respectively.

          The increases in the allowance for loan losses for the years ended December 31, 2004, 2003, and 2002 were the result of management’s estimates of the amounts necessary to provide an adequate reserve against possible future charge-offs.  The provision for loan losses represents the amount charged against earnings for each period that management determines based on growth and credit quality of the loan portfolio, and the volume of net charge-offs during the period.  For the periods presented, the increases in the allowance for loan losses were due to growth of the loan portfolio.  The ratio of allowance for loan losses to loans remains somewhat steady at approximately .81% to .92% percent.

          The following table shows activity affecting the allowance for loan losses:

	Years ended December 31,

	2004	2003	2002	2001	2000

	(dollars in thousands)
Average loans outstanding during year	$728,388	$629,067	$550,171	$507,087	$483,018

Allowance for loan losses:
Balance at beginning of year	$5,830	$4,941	$4,370	$4,335	$3,904

Loans charged-off:
Commercial, financial, and agricultural	376	865	2,622	1,136	2,025
Real estate - farmland	—	16	23	—	5
Real estate - construction	—	—	—	—	—
Real estate - mortgage	169	300	368	530	413
Installment loans to individuals	790	879	846	1,008	875

Total charge-offs	1,335	2,060	3,859	2,674	3,318

Recoveries:
Commercial, financial, and agricultural	142	300	341	166	1,160
Real estate - farmland	34	17	23	9	70
Real estate - construction	5	—	—	—	—
Real estate - mortgage	70	13	2	43	75
Installment loans to individuals	147	132	158	198	122

Total recoveries	398	462	524	416	1,427

Net charge-offs	937	1,598	3,335	2,258	1,891
Provision for loan losses	1,746	2,487	3,906	2,293	2,322
Purchased allowance	476	—	—	—

Balance at end of year	$7,115	$5,830	$4,941	$4,370	$4,335

Allowance for loan losses as a percent of total loans outstanding at year end (1)	0.92%	0.91%	0.81%	0.85%	0.86%

Allowance for loan losses as a percent of total nonperforming loans	157.87%	111.84%	120.63%	88.00%	119.26%

Ratio of net charge-offs to average total loans	0.13%	0.25%	0.61%	0.45%	0.39%

(1) Includes loans held for sale

          The following table sets forth the allowance for loan losses by loan categories as of December 31 for each of the years indicated:

	2004		2003		2002		2001		2000

	% of Loans to Total		% of Loans to Total		% of Loans to Total		% of Loans to Total		% of Loans to Total

	Amount	Loans*	Amount	Loans*	Amount	Loans*	Amount	Loans*	Amount	Loans*

Commercial, financial, and agricultural	$2,809,028	30.25%	$2,273,700	31.89%	$1,926,990	33.31%	$1,704,300	32.13%	$1,690,650	34.30%
Real estate - farmland	559,708	8.40%	107,272	9.45%	136,372	10.24%	100,510	10.41%	99,705	10.33%
Real estate - construction	282,651	3.64%	241,362	2.94%	272,743	3.98%	201,020	3.48%	279,174	3.93%
Real estate - mortgage	2,185,800	45.51%	2,333,166	42.10%	1,863,745	38.73%	1,708,670	39.93%	1,615,221	35.71%
Installment loans - consumer	1,084,141	12.20%	874,500	13.62%	741,150	13.74%	655,500	14.05%	650,250	15.73%
Uallocated	193,672	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total	$7,115,000	100.00%	$5,830,000	100.00%	$4,941,000	100.00%	$4,370,000	100.00%	$4,335,000	100.00%

*Total Loans, cxcluding loans held for sale	$768,722,000		$637,937,000		$582,682,000		$482,871,000		$479,036,000

Non-Performing Assets

          It is management’s policy to place loans on non-accrual status when interest or principal is 90 days or more past due. Such loans may continue on accrual status only if they are both well-secured and in the process of collection.

          The following table sets forth information concerning non-performing assets at December 31 for each of the years indicated:

	At December 31,

	2004	2003	2002	2001	2000

	(dollars in thousands)
Non-accrual loans (1)
Commercial, financial, and agricultural	$1,477	$2,059	$1,257	$1,320	$792
Real estate - farmland	357	593	377	569	371
Real estate - construction	66	—	—	22	—
Real estate - mortgage	804	844	852	797	825
Installment loans to individuals	353	433	685	431	178

Total non-accrual loans (1)	3,057	3,929	3,171	3,139	2,166
Loans 90 days past due and still accruing	1,009	1,274	870	1,808	1,246
Restructured loans	441	10	55	19	223

Total nonperforming loans	4,507	5,213	4,096	4,966	3,635

Repossessed assets	577	795	1,479	1,113	431

Other assets acquired in satisfaction of debts previously contracted	—	—	—	—	—
Total nonperforming other assets	577	795	1,479	1,113	431
Total nonperforming loans and nonperforming other assets	$5,084	$6,008	$5,575	$6,079	$4,066

Nonperforming loans to loans, before allowance for loan losses	0.58%	0.81%	0.67%	0.97%	0.72%

Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	0.66%	0.94%	0.92%	1.18%	0.81%

(1) Interest income that would have been recorded in 2004 and 2003 related to nonaccrual loans was $216,000 and $233,000, none of which is included in interest income or net income for 2004 and 2003.

          Total non-performing loans decreased to $4,507,000 as of December 31, 2004 from $5,213,000 as of December 31, 2003, while total non-performing loans and non-performing other assets decreased to $5,084,000 as of December 31, 2004 from $6,008,000 as of December 31, 2003.   These decreases were achieved despite steady growth of the loan portfolio during 2004 and reflect tighter underwriting standards implemented after 2002 as well as stronger performance in the agricultural sector of the economy as favorable weather conditions in the 2004 growing seasons produced improved crop yields. The ratio of non-performing loans to total loans, before allowance for loan losses, decreased to .58% as of December 31, 2004 from 0.81% as of December 31, 2003.  The ratio of non-performing loans and non-performing other assets to total loans, before allowance for loan losses, decreased to .66% as of December 31, 2004 from .94% as of December 31, 2003.

          Total non-performing loans increased to $5,213,000 as of December 31, 2003 from $4,096,000 as of December 31, 2002, while total non-performing loans and non-performing other assets increased to $6,008,000 as of December 31, 2003 from $5,575,000 as of December 31, 2002.   The increase in nonperforming loans was due in part to growth of the loan portfolio, but also to the weakened financial condition of many agricultural borrowers, brought on by poor weather and low commodity prices. The ratio of non-performing loans to total loans, before allowance for loan losses, increased to .81% as of December 31, 2003 from .67% as of December 31, 2002.  The ratio of non-performing loans and non-performing other assets to total loans, before allowance for loan losses, increased only slightly to .94% as of December 31, 2003 from .92% as of December 31, 2002.

           Total non-performing loans decreased to $4,096,000 as of December 31, 2002 from $4,966,000 as of December 31, 2001 while total non-performing loans and non-performing other assets decreased to $5,575,000 as of December 31, 2002 from $6,079,000 as of December 31, 2001.   These decreases were due primarily to one large agricultural loan in past due status at December 31, 2001 that was charged off in 2002.  Following the charge-off in 2002, and in an effort to limit future charge-offs, management reviewed and tightened underwriting standards for agricultural loans. The ratio of non-performing loans to total loans, before allowance for loan losses, decreased to .67% as of December 31, 2002 from .97% as of December 31, 2001.  The ratio of non-performing loans and non-performing other assets to total loans, before allowance for loan losses, decreased to .92% as of December 31, 2002 from 1.18% as of December 31, 2001.

          A loan is considered to be impaired when, based on current information and events, it is probable the Company will not be able to collect all amounts due. The accrual of interest income on impaired loans is discontinued when there is reasonable doubt as to the borrower’s ability to meet contractual payments of interest or principal. Impaired loans are defined as all loans classified as “substandard”, “doubtful” or “loss” by the Company.  All non-performing loans were included in impaired loans as of December 31, 2004, 2003, 2002 and 2001.  Impaired loans increased 10.0% to $12,086,000 as of December 31, 2004 compared to $10,987,000 as of December 31, 2003, primarily due to growth of the loan portfolio.  Impaired loans decreased 14.3% to $10,987,000 as of December 31, 2003 compared to $12,816,000 as of December 31, 2002, which had increased 30.4% from $9,827,000 as of December 31, 2001.  The increase in 2002 was attributable to a weak agricultural economy, while the 2003 decrease was primarily due to the tightened underwriting standards referred to above.  The amount of impairment for impaired loans is measured on a loan-by-loan basis to determine exposure, if any, to be included in the allowance for loan losses.  The amount of the impairment, if any, included in the allowance for loan losses is calculated either by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.  The Company believes that it has adequately reserved for any potential loss on impaired loans.  Interest income of $877,000, $526,000 and $772,000 was recognized on impaired loans on an accrual basis in 2004, 2003, and 2002, respectively, while interest income of $873,000, $515,000, and $529,000 was recognized on a cash basis for 2004, 2003 and 2002, respectively.

Potential Problem Loans

          Potential problem loans, which are the same as watch list loans, are those loans which are not categorized as impaired, non-accrual, past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Further deterioration of the borrower’s financial condition or the economy in general could cause such a loan to develop into a nonperforming loan.  Identification as a potential problem loan is management’s first level of warning, and provides for increased scrutiny and frequency of reviews by internal loan review personnel.  While most non-performing loans were previously classified as potential market loans, management believes that the increased attention devoted to these borrowers will allow for most to continue performing according to the original terms of the loans.  Management assesses the potential for loss on such loans as it would with other problem loans.  Management feels that these loans are substantially collateralized and has considered the effect of any potential loss in determining its allowance for possible loan losses. Potential problem loans totaled $25,607,000, $24,757,000 and $23,676,000 at December 31, 2004, 2003, and 2002, respectively.   The increases in potential problem loans are primarily due to growth of the loan portfolio.  Management does not anticipate that these increases will lead to significant additional charge-offs.

          There are no other loans identified which management reasonably expects will materially impact future operating results, liquidity or capital resources. There are no other credits identified about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

Other Interest-Bearing Assets

          There are no other interest-bearing assets that are categorized as impaired.

Other Assets

          Federal Home Loan Bank stock increased $1,071,000 or 26.6% to $5,100,000 as of December 31, 2004 as compared to $4,029,000 as of December 31, 2003.  Of this increase, $576,000 was due to the consolidation of Mid-America Bancorp, Inc. as of December 31, 2004.  The remainder of the increase was due to stock purchased as a requirement to obtain additional borrowings from the FHLB, as well as re-invested stock dividends.

          Equity method investments in common stock decreased 38.4% to $4,760,000 as of December 31, 2004 as compared to $7,724,000 as of December 31, 2003.  The decrease in 2004 was primarily due to the purchase of additional common stock of Mid-America, increasing ownership to 54.6%.  As the investment in Mid-America is majority-owned, it was reclassified from equity method investments in common stock and is consolidated in the Company’s financial statements as of December 31, 2004.  The Company also adjusted the carrying amounts of its investments to reflect its share of the respective income and losses of the equity method investments.  The Company recognized core deposit intangibles of $1,203,000 and $1,809,000, net of accumulated amortization, relating to the equity method investments in common stock as of December 31, 2004 and 2003, respectively.

          Cost method investments in common stock were $1,849,000 as of December 31, 2004 and 2003.

          Net deferred income tax assets increased to $1,978,000 as of December 31, 2004 from $835,000 as of December 31, 2003. This was primarily due to a decrease in the deferred tax liability related to the net unrealized gains on available-for-sale securities and an increase in the deferred tax assets related to the deferred compensation agreements and a net operating loss carryforward of Mid-America Bancorp, Inc. from December 31, 2003 to December 31, 2004.

          Cash surrender value of life insurance increased $619,000 or 4.2% to $15,324,000 as of December 31, 2004 compared to $14,705,000 as of December 31, 2003, due to earnings generated by the underlying policies on the lives of certain employees of the Company.

          Premises and equipment increased $3,121,000 or 24.1% to $16,059,000 as of December 31, 2004 compared to $12,938,000 as of December 31, 2003.  Approximately $2,815,000 of the increase was due to the consolidation of Mid-America as of December 31, 2004.

          Goodwill increased $1,612,000 to $5,208,000 as of December 31, 2004 from $3,596,000 as of December 31, 2003.  The increase relates to the acquisition of Mid-America.

          Core deposit intangibles, net of accumulated amortization, decreased $606,000 to $1,203,000 as of December 31, 2004 compared to $1,809,000 as of December 31, 2003.  The core deposit intangibles are related to the equity method investments in common stock and the acquisition of Mid-America.  The reduction in the core deposit intangibles was due to a reclassification of core deposit intangibles to goodwill for Mid-America totaling $760,000 and amortization expense of $145,000.  Additions to the core deposit intangibles were due to an increase in the Mid-America core deposit intangible of $223,000 as a result of the acquisition of additional Mid-America shares in 2004 and $76,000 adjustment to equity method investments in common stock.

          The Company performed a core deposit intangibles study subsequent to obtaining control of Mid-America.  As a result of the core deposit study, the Company recorded the $760,000 reduction to core deposit intangibles based on the determined fair value.

          Other assets increased $776,000 to $2,969,000 as of December 31, 2004 from $2,193,000 as of December 31, 2003.  The consolidation of Mid-America as of December 31, 2004 accounted for $45,000 of the increase.  In addition, prepaid fees for brokered time deposits increased approximately $390,000 at December 31, 2004 compared to December 31, 2003.  The remaining increases for 2004 are due to increases in various prepaid expense accounts.

Deposits

          The Company’s lending and investing activities are funded primarily by deposits. A variety of deposit accounts is available, with a wide range of interest rates, terms and product features. Deposits consist of noninterest-bearing demand, interest-bearing demand, savings, money market and time accounts. The Company relies primarily on competitive pricing policies and customer service to attract and retain these deposits.

          Average total deposits (both interest-bearing and demand) increased $108,911,000 or 15.0% as of December 31, 2004 to $836,219,000 from $727,308,000 as of December 31, 2003.  As a percentage of average total deposits, there were increases in noninterest-bearing demand deposits and interest-bearing demand deposits, and decreases in savings and money market deposits, with time deposits relatively unchanged.  Average noninterest-bearing demand deposits increased to 10.2% for 2004 from 9.5% for 2003 and average interest-bearing transaction deposits increased to 13.2% for 2004 from 12.4% for 2003.  Average savings and money market deposits decreased to 17.0% for 2004 from 18.5% for 2003.  Average time and brokered time deposits remained unchanged at 59.6% for both 2004 and 2003.  Approximately $52,600,000 of the increase in average total deposits was due to the consolidation of Mid-America as of December 31, 2004, with the remainder attributable to the success of new and re-designed deposit products at the Company’s subsidiary banks.

          The deposit promotions introduced in 2004 were primarily marketing campaigns intended to attract both new customers as well as new balances from existing customers.  Management has researched its local markets to identify customer banking needs and has developed new and re-designed products to meet those needs.  The products promoted were from all categories of deposits and included new features on demand deposit accounts as well as revised rates and terms on interest-bearing accounts.  The primary purpose for implementing these promotions was to provide funding for loan growth, reduce overall funding costs through growth of lower-priced savings and money market accounts and generate a larger customer base from which to cross-sell other banking services.  Although some of the growth in deposit accounts was attributable to fee-based products, the Company did not experience a significant increase in these types of fees in 2004.  The increase in customer service fees in 2004 was mainly due to the Company’s overdraft protection program, which produced a substantial increase in revenue upon implementation in 2002, with lesser increases in 2003 and 2004.  Management feels that its fees for overdraft protection and other deposit products are in line with the banking industry in general, reducing competitive pressures from other banks, and that these fees will continue to provide a stable source of revenue.  Management also believes that the Company will be able to attract new customers and new deposit balances in the future by monitoring its customer needs to determine what products and services are required to stay competitive.

	December 31,

	2004			2003			2002

	Average Balance	% Total	Average Rate	Average Balance	% Total	Average Rate	Average Balance	% Total	Average Rate

	(dollars in thousands)
Non-interest bearing demand deposits	$85,197	10.2%	0.00%	$68,744	9.5%	0.00%	$60,009	9.2%	0.00%
Interest bearing demand deposits	110,643	13.2%	0.47%	90,269	12.4%	0.34%	83,717	12.8%	0.65%
Savings/Money market	142,091	17.0%	0.81%	134,821	18.5%	0.91%	128,542	19.7%	1.52%
Time deposits	498,288	59.6%	2.77%	433,474	59.6%	3.16%	381,563	58.3%	3.94%

Total	$836,219	100.0%	2.06%	$727,308	100.0%	2.31%	$653,831	100.0%	2.95%

	December 31,

	2004	2003	2002	2001

	(dollars in thousands)
High month-end balance of total deposits	$875,344	$770,043	$684,562	$637,215
Low month-end balance of total deposits	752,187	687,891	626,568	595,646

          Certificates of deposit and other deposits of $100,000 and over at December 31, 2004 had the following maturities:

December 31, 2004

(dollars in thousands)
Under 3 months	$156,038
3 months to 6 months	29,971
6 months to 12 months	55,091
Over 12 months	65,480

$306,580

          While a majority of the certificates of deposit in amounts of $100,000 or more will mature within 12 months, management expects that a significant portion of these deposits will be renewed. Historically, large time deposits have been stable and management is confident it can offer interest rates at the time of renewal that are competitive with other financial institutions.

Short-term Borrowings

          The following table sets forth the distribution of short-term borrowings and weighted average interest rates thereon at the end of each of the last three years.  Federal funds purchased and securities sold under agreements to repurchase generally represent overnight borrowing transactions.  Other short-term borrowings consist of various demand notes and notes with maturities of less than one year.

	Federal funds purchased and securities sold under agreements to repurchase	Other short-term borrowings	Other

	(dollars in thousands)
2004
Balance, December 31, 2004	$13,830	$2,069	$5,482
Weighted average interest rate at end of year	2.00%	1.95%	2.47%
Maximum amount outstanding at any month end	$24,952	$2,069	$8,526
Average daily balance	$14,407	$846	$4,548
Weighted average interest rate during year (1)	1.44%	1.18%	1.50%
2003
Balance, December 31, 2003	$13,458	$909	$—
Weighted average interest rate at end of year	1.00%	0.75%	0.00%
Maximum amount outstanding at any month end	$19,748	$3,794	$—
Average daily balance	$15,304	$1,109	$—
Weighted average interest rate during year (1)	1.46%	0.90%	0.00%
2002
Balance, December 31, 2002	$15,400	$4,000	$—
Weighted average interest rate at end of year	1.50%	1.00%	0.00%
Maximum amount outstanding at any month end	$22,147	$4,000	$—
Average daily balance	$15,074	$1,508	$—
Weighted average interest rate during year (1)	2.00%	1.39%	0.00%

(1)	The weighted average interest rate is computed by dividing total interest for the year by the average daily balance outstanding.

Other Liabilities

          Other liabilities increased $1,115,000 to $4,294,000 as of December 31, 2004 from $3,179,000 as of December 31, 2003.  The consolidation of Mid-America as of December 31, 2004 accounted for $110,000 of the increase in 2004.  In addition, the salary continuation plan liability increased $275,000 as of December 31, 2004 primarily due to decreasing the discount rate from 8% to 6.25%.  The remaining increase as of December 31, 2004 was due to increases in various accrued expense accounts.

Liquidity

          Liquidity management is the process by which the Company ensures that adequate liquid funds are available to meet the present and future cash flow obligations arising in the daily operations of the business. These financial obligations consist of needs for funds to meet commitments to borrowers for extensions of credit, funding capital expenditures, withdrawals by customers, maintaining deposit reserve requirements, servicing debt, paying dividends to shareholders, and paying operating expenses.  At December 31, 2004, the Company had a building commitment of $2,081,000 for the new main banking center in Carthage, Illinois.  The Company has no other signed commitments for purchase obligations or long-term obligations.

          The Company’s most liquid assets are cash and due from banks, interest-bearing demand deposits, and federal funds sold. The balances of these assets are dependent on the Company’s operating, investing, lending, and financing activities during any given period.

          Average liquid assets are summarized in the table below:

	Years ended December 31,

	2004	2003	2002

	(dollars in thousands)
Cash and due from banks	$22,752	$19,844	$17,401
Interest-bearing demand deposits	8,317	5,647	4,212
Federal funds sold	5,798	5,759	8,558

Total	$36,867	$31,250	$30,171

Percent of average total assets	3.69%	3.56%	3.80%

          Liquid assets as of the dates noted are summarized in the table below:

	December 31,

	2004	2003	2002

	(dollars in thousands)
Cash and due from banks	$24,356	$20,673	$25,055
Interest-bearing demand deposits	10,098	5,499	1,889
Federal funds sold	5,265	596	426

Total	$39,719	$26,768	$27,370

Percent of total assets	3.82%	2.95%	3.29%

          The Company’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayment, sales of loans, and capital funds. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank. The Company has a variable rate operating line of credit with US Bank National Association in the amount of $10,000,000 of which $1,967,000 was available as of December 31, 2004 and 2003.  This line of credit had a balance of $8,033,000 at December 31, 2004 and 2003 and has been renewed until June 30, 2005.  The line of credit has been used for subsidiary acquisitions and to purchase minority interests in various banks.

          The Company has incurred Federal Home Loan Bank advances primarily for funding loans at each of the Company’s subsidiary banks as a lower-cost alternative to certain categories of time deposits and to fit various time intervals within the Company’s overall rate-sensitivity position.  At December 31, 2004 and 2003, the Company had $41,752,000 and $40,152,000, respectively, of Federal Home Loan Bank advances which are secured by U.S. Government agency and mortgage-backed securities, residential real estate mortgage loans and all stock in the Federal Home Loan Bank owned by the Company.  Of the total FHLB advances outstanding as of December 31, 2004, $24,000,000 becomes callable during 2005 and $8,000,000 becomes callable in 2006.  If a substantial portion of these advances were called, it would have an adverse effect on liquidity.  However, the Company has the ability to replace those borrowings with new advances, at the prevailing interest rates and terms established by the FHLB.  Other options would include additional federal funds borrowings, additional utilization of brokered time deposits, seasonal lines of credit at the Federal Reserve Bank and pledging unencumbered investment securities as collateral for FHLB borrowings.  Based on the Company’s internal policy limits, these other options provide an additional borrowing capacity of approximately $190,000,000 as of December 31, 2004.  Interest rates of these advances at December 31, 2004 vary from 1.24% to 6.20%.  Maturities begin in 2005 and continue through 2011.

          The Company uses derivative instruments to manage interest rate risk.  At December 31, 2004, the Company had entered into two interest rate swap agreements with a notional amount totaling $15,000,000.  The interest rate swap agreements were used to hedge a pool of variable rate loans.  The fair value of the derivatives at December 31, 2004 of $123,000 was recorded as a liability in the financial statements.  The fair value of the derivatives as of December 31, 2003 was nominal and therefore not included in the financial statements as of December 31, 2003.

          As indicated in the table above, average liquid assets increased 18.0% to $36,867,000 for December 31, 2004 from $31,250,000 in 2003, which increased 3.6% from $30,171,000 in 2002.  As a percent of average total assets, average liquid assets decreased from 3.80% in 2002 to 3.56% in 2003, and increased to 3.69% in 2004.  The increase in average liquid assets during 2004 is primarily attributable to the Company’s success in attracting and retaining additional deposits which served to meet current loan funding requirements as well as enhancing liquidity.  Management is confident that the current level of liquid assets is adequate to meet anticipated cash flow obligations.

          An additional source of liquidity that can be managed for short-term and long-term needs is the Company’s ability to securitize or package loans (primarily mortgage loans) for sale. During 2003 and 2002 the Company realized increased activity in the origination and sale of loans held for sale due to the low interest-rate environment. This activity slowed considerably in 2004 as the Federal Reserve began increasing rates.  The Company sold $36,644,000 in mortgage loans during 2004 compared to $98,486,000 during 2003 and $97,033,000 during 2002.  As of December 31, 2004 the Company carried $3,367,000 in loans held for sale that management intends to sell during the next 12 months.

          The Company also realized steady growth in loans held for investment during 2003 and 2004. This loan growth was funded primarily through deposit growth.

          The objective of liquidity management by the Company is to ensure that funds will be available to meet demand in a timely and efficient manner. Based upon the level of investment securities that reprice within 30 days and 90 days, management currently believes that adequate liquidity exists to meet all projected cash flow obligations.

          The Company achieves a satisfactory degree of liquidity through actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

          The Company’s deposit base is stable, and has demonstrated consistent growth.  While a majority of the certificates of deposit in amounts of $100,000 or more will mature within 12 months, management expects that a significant portion of these deposits will be renewed. Historically, large time deposits have been stable and management is confident it can offer interest rates at the time of renewal that are competitive with other financial institutions. If a significant portion of the certificates of deposit were not renewed, it would have an adverse effect on liquidity. However, the Company has other available funding sources, including purchased funds from correspondent banks and Federal Home Loan Bank advances, to mitigate this risk.

          As of December 31, 2004, the total amount of time and brokered time deposits scheduled to mature in the following 12 months was approximately $241,816,000.  Long-term debt and related interest payments due in the following 12 months was approximately $14,206,000.  Operating lease payments due in the next 12 months total approximately $195,000.  The Company believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on time and brokered time deposits to retain deposits in changed interest environments.  If the Company requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available as an additional source of funds.

          The following table presents additional information about our contractual obligations as of December 31, 2004, which by their terms have contractual maturity and termination dates subsequent to December 31, 2004:

	Next 12 Months	13-36 Months	37-60 Months	More than 60 Months	Totals

	(dollars in thousands)
Contractual obligations:
Certificates of deposit	$241,816	$241,021	$37,300	$1,799	$521,936
Long-term borrowing (1)	12,283	6,475	21,000	10,000	49,758
Interest payments on long-term borrowings	1,923	3,349	1,435	606	7,313
Minimum operating lease commitments	195	256	43	—	494

Totals	$256,217	$251,101	$59,778	$12,405	$579,501

(1)

The long-term borrowings included Federal Home Loan Bank advances totaling $41,752,000 at fixed rates ranging from 1.24%  to 6.20%.  The remaining borrowings are comprised of a bank note payable totaling $8,033,000 at a variable rate of interest, 3.75% at December 31, 2004, due June 30, 2005.

          At December 31, 2004, the Company has a building commitment of $2,081,000 for the new main banking center in Carthage, Illinois.  The building is expected to be completed in the fall of 2005.  The Company has no other signed commitments for purchase obligations or other long-term obligations.

          As of December 31, 2004, the Company had open-end lines of credit with approximately $145,591,000 available to be drawn upon and approximately $11,437,000 in unfunded letters of credit.  The following table presents additional information about our unfunded commitments as of December 31, 2004, which by their terms have contractual maturity dates subsequent to December 31, 2004:

	Next 12 Months	13-36 Months	37-60 Months	More than 60 Months	Totals

	(dollars in thousands)
Unfunded commitments:
Letters of credit	$2,323	$6,515	$—	$2,599	$11,437
Lines of credit	50,432	68,890	13,922	12,347	145,591

Totals	$52,755	$75,405	$13,922	$14,946	$157,028

          Included in the total outstanding unused lines of credit of $145,591,000 as of December 31, 2004 were commercial lines of $137,617,000 and consumer lines of $7,974,000.

          The Company’s banking subsidiaries routinely enter into commitments to extend credit in the normal course of their business.  At December 31, 2004, the Company had outstanding commitments to originate loans aggregating approximately $3,294,000.  The commitments extended over varying periods of time with the majority being disbursed within a one-year period.  Loan commitments at fixed rates of interest amounted to $2,957,000 at December 31, 2004 with the remainder at floating market rates.  The balance of commitments to extend credit represents future cash requirement and some of these commitments may expire without being drawn upon. The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

          The Company believes that it has adequate resources to fund all of its commitments.

Rate Sensitive Assets and Liabilities

          Interest rate sensitivity is a measure of the volatility of the net interest margin as a consequence of changes in market rates. The rate-sensitivity chart shows the interval of time in which given volumes of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities would be responsive to changes in market interest rates based on their contractual maturities or terms for repricing. It is however, only a static, single-day depiction of the Company’s rate sensitivity structure, which can be adjusted in response to changes in forecasted interest rates.

          The following table sets forth the static rate-sensitivity analysis of the Company as of December 31, 2004:

	Rate Ssensitive Within

	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Fair Value

	(dollars in thousands)
Interest bearing deposits	$10,098	$—	$—	$—	$—	$—	$10,098	$10,098
Federal funds sold	5,265	—	—	—	—	—	5,265	5,265
Securities
U.S. Treasuries and agencies	4,587	991	—	—	—	1,261	6,839	6,839
Mortgage-backed securities	52,945	50,733	13,082	—	—	—	116,760	116,802
State and political subdivisions	6,435	4,946	4,429	6,244	3,985	11,894	37,933	37,934
Corporate bonds	10,999	544	—	—	—	100	11,643	11,643
Equity securities	196	—	—	—	—	—	196	196
Loans and loans held for sale	427,950	107,309	79,948	52,510	51,839	52,533	772,089	783,180

Total rate-sensitive assets	$518,475	$164,523	$97,459	$58,754	$55,824	$65,788	$960,823	$971,957

Interest bearing transaction deposits	$21,089	$11,356	$4,709	$—	$43,332	$29,776	$110,262	$110,262
Savings deposits	17,347	5,387	2,783	—	26,786	—	52,303	52,303
Money market deposits	80,387	3,798	3,358	—	5,597	—	93,140	93,140
Time and brokered time deposits	241,816	176,541	64,480	25,455	11,845	1,799	521,936	522,783
Short-term borrowings	21,385	—	—	—	—	—	21,385	21,385
Long-term debt	12,283	4,150	2,325	21,000	—	10,000	49,758	50,253

Total rate-sensitive liabilities	$394,307	$201,232	$77,655	$46,455	$87,560	$41,575	$848,784	$850,126

Rate sensitive assets- rate sensitive liabilities	$124,168	$(36,709)	$19,804	$12,299	$(31,736)	$24,213	$112,039	$121,831

Cumulative Gap	$124,168	$87,459	$107,263	$119,562	$87,826	$112,039	$112,039

Cumulative amounts as% of total rate-sensitive assets	12.92%	9.10%	11.16%	12.44%	9.14%	11.66%

Cumulative Ratio	1.31	1.15	1.16	1.17	1.11	1.13

          The foregoing table shows a positive (asset-sensitive) rate-sensitivity gap for all repricing categories other than the 1-2 year and 4-5 year categories.  The positive gap results from having more assets subject to repricing during a particular time period than liabilities subject to repricing during that same time period.  In the 1-2 year and 4-5 year categories, the volume of liabilities subject to repricing exceeds the volume of assets subject to repricing, resulting in a negative (liability-sensitive) rate sensitivity gap.  On a cumulative basis, which assumes that as assets and liabilities are repriced, they are either retained in the same category or replaced by instruments with similar characteristics, the gap is asset-sensitive in total as well as within each repricing category.  The Company’s cumulative asset-sensitive gap structure will allow net interest margin to grow if interest rates increase during the respective time frames as yields on interest-earning assets would increase at a faster pace than the cost of interest-bearing liabilities.

          The funds management policies of the Company require the subsidiary banks to monitor their rate-sensitivity positions so that net interest income over the next twelve months will not be reduced by more than 10% given a change in interest rates of up to 200 basis points (plus or minus).  As of December 31, 2004, management feels that the banks and the Company, on a consolidated basis, are within those guidelines.

Capital Resources

          Other than the issuance of common stock, the Company’s primary source of capital is net income retained by the Company. During the year ended December 31, 2004, the Company earned $8,318,000 and paid dividends of $1,453,000 to stockholders resulting in a retention of current earnings of $6,865,000.  During the years ended December 31, 2003 and 2002, the Company earned $8,311,000 and $7,552,000 and paid dividends to stockholders of $1,375,000 and $1,218,000 resulting in a retention of current earnings of $6,936,000 and $6,334,000, respectively.

          The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of December 31, 2004, the Company had a total capital to total risk-weighted asset ratio of 10.4%, a Tier 1 capital to risk-weighted asset ratio of 9.6% and a Tier 1 leverage ratio of 7.5%.  As of December 31, 2003, the Company had a total capital to total risk-weighted asset ratio of 11.7%, a Tier 1 capital to risk-weighted asset ratio of 10.8% and a Tier 1 leverage ratio of 8.0%.  As these ratios indicate, the Company exceeds the regulatory capital guidelines.  Likewise, the individual ratios for each of the Company’s bank subsidiaries also exceed the regulatory guidelines.

          Without prior approval, the subsidiary banks are restricted as to the amount of dividends that they may declare to the balance of the retained earnings account, adjusted for defined bad debts.  The banks’ retained earnings available for dividends to the Company at December 31, 2004 and 2003 totaled $43,344,000 and $37,605,000, respectively.  As a practical matter, the subsidiary banks restrict dividends to a lesser amount because of the desire to maintain an adequate capital structure.  Despite these restrictions, management feels that it has sufficient resources available to meet its capital and funding needs.

Regulatory Considerations

          It is management’s belief that there are no current recommendations by the regulatory authorities that, if implemented, would have a material effect on the Company’s liquidity, capital resources, or operations.

Impact of Accounting Changes

          In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability.  The FASB’s Staff Position 150-3 deferred indefinitely the guidance in SFAS No. 150 on certain mandatorily redeemable noncontrolling interests.  The adoption of SFAS No. 150 will have no impact on the Company’s financial position or results of operations.

          In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, and in December 2003 the FASB issued Interpretation No. 46R which deferred certain effective dates of Interpretation No. 46.  For all variable interest entities other than special purpose entities, the revised Interpretation is effective for periods ending after March 15, 2004.  For variable interest entities meeting the definition of special purpose entities under earlier accounting rules, the Interpretation remains effective for periods ending after December 31, 2003.  The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Currently, entities are generally consolidated by an enterprise when it has a controlling interest through ownership of a majority voting interest in the entity.  The Company has determined that it has no such interests.

          In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which sets accounting requirements for “share-based” compensation to employees, including employee-stock-purchase-plans (ESPPs) and provides guidance on accounting for awards to non-employees.  This Statement will require the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model.  For public entities, this Statement is effective for the first interim period beginning after June 15, 2005.  On March 10, 2005, the Company’s Board of Directors adopted the Equity Incentive Plan (“Plan”), which provides for stock-based awards.  At present, no stock awards have been made from the Plan.  Therefore, the effect of the adoption of this statement on the Company cannot be determined currently.

          In November 2002, FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others was issued.  FIN 45 requires the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The most significant FIN 45 instruments of the Company are standby letters of credit.  The required FIN 45 disclosure has been incorporated into Note 23.

          In March 2004, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (SAB) No. 105, Loan Commitments Accounted for as Derivative Investments, which provides guidance on the accounting for loan commitments that relate to the origination of mortgage loans that will be held for resale pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities which was released in 1998 and FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities which was issued in 2003.  This SAB states that loan commitments that relate to the origination of mortgage loans that will be held for resale are written options from the perspective of the prospective lender.  Thus, upon the origination of a loan commitment, the fair value of the loan commitment should be recorded as a liability with the offset to expense to the extent consideration has not been received.  The written option would remain a liability until the expiration or culmination of the contract.  The provisions of SAB 105 are effective for derivatives entered into after March 31, 2004.  Retroactive application is not required.  The Company does not expect the adoption of this SEC regulation to materially impact the Company’s financial statements or results of operations.

          Emerging Issues Task Force (EITF) Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance.

          American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practice whereby the acquiree’s allowance for loan losses is typically added to the acquirer’s allowance for loan losses. SOP 03-3 is effective for loans and debt securities acquired by the Company beginning January 1, 2005. The adoption of this new standard did not have a material impact on the Company’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

          For information regarding the market risk of Mercantile Bancorp, Inc.’s financial instruments, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Rate Sensitive Assets and Liabilities. Mercantile Bancorp, Inc.’s principal market risk exposure is to interest rates.

Item 8.	Financial Statements and Supplementary Data

      The financial statements, the reports thereon, and the notes thereto commence at page 75 of this Annual Report on Form 10-K.

Consolidated Quarterly Financial Data

	2004

	December 31	September 30	June 30	March 31

	(dollars in thousands, except per share data)
Interest income	$13,460	$12,571	$12,314	$11,441
Interest expense	4,900	4,615	4,338	4,140

Net interest income	8,560	7,956	7,976	7,301
Provision for loan losses	524	422	399	401
Noninterest income	2,066	1,776	2,025	1,990
Noninterest expense	6,136	7,036	6,679	6,027
Minority interest	69	30	27	25

Income before income taxes	3,897	2,244	2,896	2,838
Income taxes	1,219	622	946	770

Net income	$2,678	$1,622	$1,950	$2,068

Basic earnings per share	$1.37	$0.82	$1.00	$1.05

	2003

	December 31	September 30	June 30	March 31

	(dollars in thousands, except per share data)
Interest income	$11,534	$11,618	$11,504	$11,545
Interest expense	4,313	4,362	4,475	4,590

Net interest income	7,221	7,256	7,029	6,955
Provision for loan losses	691	801	506	489
Noninterest income	2,272	1,966	2,329	1,952
Noninterest expense	6,281	5,577	5,647	5,482
Minority interest	8	11	13	11

Income before income taxes	2,513	2,833	3,192	2,925
Income taxes	582	843	925	803

Net income	$1,931	$1,990	$2,267	$2,122

Basic earnings per share	$1.00	$1.01	$1.15	$1.07

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended December 31, 2004.

Item 9A.	Controls and Procedures

          Evaluation of disclosure controls and procedures.  Mercantile Bancorp, Inc. carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Mercantile Bancorp, Inc.’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, Mercantile Bancorp, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that Mercantile Bancorp, Inc.’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by Mercantile Bancorp, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to Mercantile Bancorp, Inc.’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.

          Changes in internal control over financial reporting. There were no changes in Mercantile Bancorp, Inc.’s internal control over financial reporting that occurred during Mercantile Bancorp, Inc.’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Mercantile Bancorp, Inc.’s internal control over financial reporting.

Item 9B.	Other Information

          None.

PART III

Item 10.	Directors and Executive Officers of the Company

          For information on the executive officers of the Company, please see Part I of this Form 10-K under the caption Item 4A – “Executive Officers of Registrant”.  Also, the information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in Mercantile Bancorp, Inc.’s definitive proxy statement for its 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days of year end pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (“2005 Proxy Statement”), is incorporated herein by reference in response to this item.  The Company’s Board of Directors has adopted a Code of Ethics for senior executive, financial and accounting officers, among other persons, which is attached hereto as Exhibit 14.1.

Item 11.	Executive Compensation

          The information under the caption “Executive Compensation and Other Matters” in the 2005 Proxy Statement is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2005 Proxy Statement is incorporated herein by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions

          The information under the caption “Interests of Management and others in Certain Transactions” in the 2005 Proxy Statement is incorporated herein by reference in response to this item.

Item 14.	Principal Accounting Fees and Services

          The information under the caption “Principal Accounting Fees and Services” in the 2005 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

          (a) Financial Statements

          Reference is made to the consolidated financial statements, reports thereon, and notes thereto commencing at page 75 of this Annual Report on Form 10-K. A list of such consolidated financial statements is set forth below:

          Report of Independent Certified Public Accountants
          Consolidated Balance Sheets at December 31, 2004 and 2003
          Consolidated Statements of Income for the Years Ended December 31, 2004, 2003, and 2002
          Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2004, 2003, and 2002
          Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003, and 2002

          Notes to Consolidated Financial Statements
          There are no financial statement schedules filed herewith.

          (b) Exhibits – See Exhibit Index on pages 73 and 74.

SIGNATURES

          Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCANTILE BANCORP, INC.
(Registrant)

By:	/s/ DAN S. DUGAN

Name:	Dan S. Dugan
Title:	President, Chief Executive Officer and Chairman
Dated:	March 29, 2005

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAN S. DUGAN	President, Chief Executive Officer and Chairman	March 29, 2005
(principal executive officer)
Dan S. Dugan

/s/ MICHAEL P. MCGRATH	Vice President and Chief Financial Officer	March 29, 2005
(principal financial officer/principal accounting
Michael P. McGrath	officer)

/s/ TED T. AWERKAMP	Director	March 29, 2005

Ted T. Awerkamp

/s/ DAN S. DUGAN	Director	March 29, 2005

Dan S. Dugan

/s/ MICHAEL J. FOSTER	Director	March 29, 2005

Michael J. Foster

/s/ WILLIAM G. KELLER, Jr.	Director	March 29, 2005

William G. Keller, Jr.

/s/ HAROLD W. KNAPHEIDE, III	Director	March 29, 2005

Harold W. Knapheide, III

/s/ FRANK H. MUSHOLT	Director	March 29, 2005

Frank H. Musholt

/s/ WALTER D. STEVENSON, III	Director	March 29, 2005

Walter D. Stevenson, III

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of Mercantile Bancorp, Inc., as amended*

3.2	Bylaws of Mercantile Bancorp, Inc., as amended*

4.1	Shareholder Rights Agreement dated July 9, 1999 between the Company and Mercantile Trust & Savings Bank*

4.2	Amendment to Shareholder Rights Agreement dated May 15, 2000 between the Company and Mercantile Trust & Savings Bank*

10.1†	Employment Agreement dated June 15, 1987 between Mercantile Trust & Savings Bank and Dan S. Dugan*

10.2†	Amendment of Employment Agreement dated December 15, 2003 between Mercantile Trust & Savings Bank and Dan S. Dugan*

10.3†	Executive Employee Salary Continuation Agreement dated December 8, 1994 between Mercantile Trust & Savings Bank and Dan S. Dugan*

10.4†	Amendment to Dugan Executive Employee Salary Continuation Agreement dated April 26, 2004*

10.5†	Executive Employee Salary Continuation Agreement dated December 8, 1994 between Mercantile Trust & Savings Bank and Ted T. Awerkamp*

10.6†	Amendment to Awerkamp Executive Employee Salary Continuation Agreement dated April 26, 2004*

10.7	Mercantile Bancorp, Inc. Profit Sharing Plan and Trust*

10.8	401(k) Plan Adoption Agreement*

10.9	Amendment to the Profit Sharing Plan and Trust*

10.10†	Mercantile Bancorp, Inc. Equity Incentive Plan*

10.11†	Amendment of Employment Agreement dated December 20, 2004 between Mercantile Trust & Savings Bank and Dan S. Dugan. **

14.1	Code of Ethics, filed herewith

21.1	Subsidiaries of registrant*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, filed herewith

*	Filed with the Registration Statement on Form 10 dated May 12, 2004 (File No. 000-50757), under the same exhibit number.

**	Filed with Amendment No. 2 to the Registration Statement on Form 10 dated January 19, 2005 (File No. 000-50757), under the same exhibit number.

†	Management contract or compensatory plan or arrangement.

Report of Independent
Registered Public Accounting Firm

Audit Committee,
Board of Directors, and Stockholders
Mercantile Bancorp, Inc.
Quincy, Illinois

We have audited the accompanying consolidated balance sheets of Mercantile Bancorp, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercantile Bancorp, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/sig/ BKD, LLP

Decatur, Illinois
February 4, 2005

Mercantile Bancorp, Inc.
Consolidated Balance Sheets
December 31, 2004 and 2003
(in thousands, except share data)

	2004	2003

Assets
Cash and due from banks	$24,356	$20,673
Interest-bearing demand deposits	10,098	5,499
Federal funds sold	5,265	596

Cash and cash equivalents	39,719	26,768

Available-for-sale securities	153,481	158,150
Held-to-maturity securities	19,890	26,943
Loans held for sale	3,367	4,619
Loans, net of allowance for loan losses of $7,115 and $5,830 at December 31, 2004 and 2003	761,607	632,107
Interest receivable	6,518	6,162
Foreclosed assets held for sale, net	523	743
Federal Home Loan Bank stock	5,100	4,029
Equity method investments in common stock	4,760	7,724
Cost method investments in common stock	1,849	1,849
Deferred income taxes	1,978	835
Mortgage servicing rights	998	990
Cash surrender value of life insurance	15,324	14,705
Premises and equipment	16,059	12,938
Goodwill	5,208	3,596
Core deposit intangibles	1,203	1,809
Other	2,969	2,193

Total assets	$1,040,553	$906,160

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$95,786	$80,310
Savings, NOW and money market	255,705	223,249
Time	430,372	387,119
Brokered time	91,564	67,505

Total deposits	873,427	758,183

Interest rate swaps at fair value	123	—
Short-term borrowings	21,385	14,367
Long-term debt	49,758	48,185
Interest payable	2,146	1,949
Other	4,294	3,179

Total liabilities	951,133	825,863

Commitments and Contingent Liabilities
Minority Interest	3,438	263

Stockholders’ Equity
Common stock, $1.25 par value; authorized 12,000,000 shares;
Issued — 1,974,930 shares
Outstanding — 1,963,680 shares	2,469	2,469
Additional paid-in capital	12,624	12,498
Retained earnings	70,453	63,588
Accumulated other comprehensive income	857	1,900

	86,403	80,455
Treasury stock, at cost
Common; 11,250 shares	(421)	(421)

Total stockholders’ equity	85,982	80,034

Total liabilities and stockholders’ equity	$1,040,553	$906,160

See Notes to Consolidated Financial Statements

Mercantile Bancorp, Inc.
Consolidated Statements of Income
Years Ended December 31, 2004, 2003 and 2002
(in thousands, except share data)

	2004	2003	2002

Interest and Dividend Income
Loans
Taxable	$42,015	$38,371	$38,074
Tax exempt	556	440	426
Securities
Taxable	5,149	4,935	6,457
Tax exempt	1,553	1,942	2,270
Federal funds sold	84	50	127
Dividends on Federal Home Loan Bank Stock	259	275	151
Deposits with financial institutions and other	170	188	189

Interest Expense
Deposits	15,476	15,232	17,538
Short-term borrowings	286	233	322
Long-term debt	2,231	2,275	2,363

Total interest expense	17,993	17,740	20,223

Net Interest Income	31,793	28,461	27,471
Provision for Loan Losses	1,746	2,487	3,906

Net Interest Income After Provision for Loan Losses	30,047	25,974	23,565

Noninterest Income
Fiduciary activities	1,670	1,595	1,579
Customer service fees	3,394	3,263	3,178
Other service charges and fees	919	866	874
Net gains on loan sales	521	1,336	1,973
Loan servicing fees	366	377	331
Net realized gains (losses) on sales of available-for-sale securities	(4)	59	150
Net increase in cash surrender value of life insurance	619	692	757
Income on equity method investments in common stock	187	—	—
Other	185	331	132

Total noninterest income	7,857	8,519	8,974

Noninterest Expense
Salaries and employee benefits	15,182	12,979	12,575
Net occupancy expense	1,487	1,292	1,231
Equipment expense	1,612	1,603	1,660
Deposit insurance premium	119	124	122
Professional fees	1,243	948	899
Postage and supplies	838	788	757
Loss on foreclosed assets, net	134	420	79
Loss on equity method investments in common stock	—	216	47
Loss on sale of fixed assets	—	—	237
Amortization of mortgage servicing rights	185	538	547
Other	5,078	4,078	4,084

Total noninterest expense	25,878	22,986	22,238

Minority Interest	151	43	42

Income Before Income Taxes	11,875	11,464	10,259
Provision for Income Taxes	3,557	3,153	2,707

Net Income	$8,318	$8,311	$7,552

Basic Earnings Per Share	$4.24	$4.23	$3.85

Weighted average shares outstanding	1,963,680	1,963,680	1,963,680

See Notes to Consolidated Financial Statements.

Mercantile Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2004, 2003 and 2002
(in thousands, except share data)

	Common Stock		Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

	Shares Outstanding	Amount

Balance, January 1, 2002	1,963,680	$2,469	$12,498	$50,318	$1,383	$(421)	$66,247
Comprehensive income
Net income	—	—	—	7,552	—	—	7,552
Change in unrealized appreciation on available-for-sale securities, net of taxes and reclassification adjustment	—	—	—	—	2,279	—	2,279

Total comprehensive income							9,831
Dividends on common stock, $0.62 per share	—	—	—	(1,218)	—	—	(1,218)

Balance, December 31, 2002	1,963,680	2,469	12,498	56,652	3,662	(421)	74,860
Comprehensive income
Net income	—	—	—	8,311	—	—	8,311
Change in unrealized appreciation on available-for-sale securities, net of taxes and reclassification adjustment	—	—	—	—	(1,762)	—	(1,762)

Total comprehensive income							6,549
Dividends on common stock, $0.70 per share	—	—	—	(1,375)	—	—	(1,375)

Balance, December 31, 2003	1,963,680	2,469	12,498	63,588	1,900	(421)	80,034
Comprehensive income
Net income	—	—	—	8,318	—	—	8,318
Change in unrealized appreciation on available-for-sale securities, net of taxes and reclassification adjustment	—	—	—	—	(951)	—	(951)
Accumulated other comprehensive loss of equity method investee	—	—	—	—	(16)	—	(16)
Change in unrealized loss on interest rate swaps, net of taxes	—	—	—	—	(76)	—	(76)

Total comprehensive income							7,275
Issuance of stock to minority shareholders	—	—	126	—	—	—	126
Dividends on common stock, $0.74 per share	—	—	—	(1,453)	—	—	(1,453)

Balance, December 31, 2004	1,963,680	$2,469	$12,624	$70,453	$857	$(421)	$85,982

See Notes to Consolidated Financial Statements.

Mercantile Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002
(in thousands)

	2004	2003	2002

Operating Activities
Net income	$8,318	$8,311	$7,552
Items not requiring (providing) cash
Depreciation	1,257	1,167	1,193
Provision for loan losses	1,746	2,487	3,906
Amortization of premiums and discounts on securities	1,287	1,127	266
Amortization of core deposit intangibles	145	66	—
Deferred income taxes	(91)	(470)	(191)
Net realized (gains) losses on sales of available-for-sale securities	4	(59)	(150)
Losses on sales of foreclosed assets	134	420	79
Net gains on loan sales	(521)	(1,336)	(1,973)
Amortization of mortgage servicing rights	185	538	547
Loss on sale of premises and equipment	—	—	237
(Income) Loss on equity method investments in common stock	(187)	216	47
Federal Home Loan Bank stock dividends	(246)	(248)	(151)
Net increase in cash surrender value of life insurance	(619)	(692)	(757)
Minority interest in earnings of subsidiary	151	43	42
Changes in
Loan originated for sale	(35,064)	(76,865)	(95,900)
Proceeds from sales of loans	36,644	98,486	97,033
Interest receivable	(98)	334	850
Other assets	(471)	(307)	(133)
Interest payable	197	(110)	(334)
Other liabilities	933	1,019	(1,643)

Net cash provided by operating activities	13,704	34,127	10,520

Investing Activities
Cash received in acquisition of Mid-America	3,691	—	—
Cash paid for additional shares of Mid-America	(770)	—	—
Purchases of available-for-sale securities	(45,747)	(85,000)	(18,888)
Proceeds from maturities of available-for-sale securities	45,213	76,858	52,722
Proceeds from the sales of available-for-sale securities	2,775	1,054	2,743
Purchases of held-to-maturity securities	(199)	(32,554)	—
Proceeds from maturities of held-to-maturity securities	6,810	5,200	—
Net change in loans	(82,784)	(57,611)	(99,740)
Purchases of premises and equipment	(1,402)	(2,169)	(3,521)
Proceeds from sales of premises and equipment	—	46	—
Purchases of Federal Home Loan Bank stock	(309)	(222)	(34)
Proceeds from the sales of foreclosed assets	1,003	986	560
Purchase of cost method investment in common stock	—	(695)	—
Purchases of equity method investment in common stock	—	(7,104)	(2,031)

Net cash used in investing activities	(71,719)	(101,211)	(68,189)

Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	40,524	23,339	(2,791)
Net increase in time and brokered time deposits	30,846	50,690	51,703
Net increase (decrease) in short-term borrowings	2,084	(5,033)	6,157
Proceeds from long-term debt	3,250	7,998	13,220
Repayment of long-term debt	(4,677)	(8,950)	(14,412)
Proceeds from issuance of stock to minority interest of Mid-America	392	—	—
Dividends paid	(1,453)	(1,375)	(1,218)
Dividends paid on minority shares	—	(187)	—

Net cash provided by financing activities	70,966	66,482	52,659

Increase (Decrease) in Cash and Cash Equivalents	12,951	(602)	(5,010)
Cash and Cash Equivalents, Beginning of Year	26,768	27,370	32,380

Cash and Cash Equivalents, End of Year	$39,719	$26,768	$27,370

Supplemental Cash Flows Information
Interest paid	$17,796	$17,850	$20,557
Income taxes paid (net of refunds)	$3,205	$2,731	$2,914
Real estate acquired in settlement of loans	$917	$758	$964
Mid-America equity method investment recorded at acquisition	$3,059	$—	$—
Increase to minority interest through additional paid-in-capital due to issuance of stock to minority interest of Mid-America	$126	$—	$—
Core deposit intangible reclassified to goodwill	$760	$—	$—

See Notes to Consolidated Financial Statements.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table dollar amounts in thousands)

Note 1:     Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Mercantile Bancorp, Inc. (“Company”) is a multi-state bank holding company whose principal activity is the ownership and management of its wholly and majority owned subsidiaries, Mercantile Trust & Savings Bank, Perry State Bank, Farmers State Bank of Northern Missouri, Marine Bank and Trust (formerly Marine Trust Company of Carthage), Golden State Bank, Security State Bank of Hamilton, Brown County State Bank, State Bank of Augusta and Mid-America Bancorp, Inc., the sole shareholder of Heartland Bank, (“Banks”). The Banks are primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Western Illinois, Northern Missouri, and suburban Kansas City, Missouri.  The Banks are subject to competition from other financial institutions.  The Company and Banks are also subject to regulation by certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

Investment Subsidiary

Mercantile Trust & Savings Bank (“MTSB”) has a subsidiary, Mercantile Investments, Inc. (“MII”), that manages the majority of MTSB’s investment portfolio. MII, located in the Bahamas, is included in the consolidation of the Company’s financial statements.  As of December 31, 2004, MII had approximately $96,583,000 in total assets.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the Banks and their wholly and majority-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The portion of equity and related earnings of shares of Security State Bank of Hamilton and Mid-America Bancorp, Inc. not wholly owned by Mercantile Bancorp, Inc. are reflected as minority interest on the consolidated balance sheets and statements of income.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses.  In connection with the determination of the allowance for loan losses, management generally obtains independent appraisals for significant properties.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table dollar amounts in thousands)

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

Securities

Available-for-sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Unrealized gains and losses are recorded, net of related income tax effects, in other comprehensive income.

Held-to-maturity securities, which include any security for which the Company has the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts.

Amortization of premiums and discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

Equity Method Investments

The Company has investments in common stock of companies recorded under the equity method of accounting.  The equity method is used whenever the Company lacks control, but exercises significant influence over the operating and financial policies of an investee.  Under the equity method, the Company increases (decreases) its carrying amount of its investment in the investees to reflect the Company’s share of income (losses) and reduces its investment to reflect dividends received. The Company’s share of the income (losses) in the investees is included in the Company’s net income.

Cost Method Investments

The Company has investments in common stock of companies recorded under the cost method of accounting.  The Company owns less than 20% of the investee’s common stock and does not have the ability to exercise significant influence over the operating and financial policies of the investees.  Under the cost method, the Company’s carrying amount of its investment represents the cost paid initially for the stock which is periodically reviewed for impairment.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table dollar amounts in thousands)

Derivative Financial Instruments and Hedging Transactions

As part of the Company’s asset and liability management strategy, it may engage in derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations on its net interest margin.  During 2003, the Company entered into two interest rate swap agreements.  The objective for the interest rate swaps is to manage asset and liability positions in connection with the Company’s overall strategy of minimizing the impact of interest rate fluctuations on its interest rate margin.  As part of the Company’s overall risk management the Company’s Asset Liability Committee, which meets monthly, monitors and measures interest rate risk and the sensitivity of assets and liabilities to interest rate changes, including the impact of the interest rate swaps.  No other swaps or derivative contracts were entered into in 2004 or 2003.

The interest rate swaps qualify as cash flow hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, and are designed as hedges of the variability of cash flows the Company receives on certain of its loans indexed at the U.S. Prime rate.  In accordance with SFAS No. 133, these interest rate swap agreements are measured at fair value and reported as a liability on the consolidated statement of financial condition.  The portion of the change in the fair value of the interest rate swaps that is deemed effective in hedging the cash flows of the designated liabilities is recorded as a component of accumulated other comprehensive income (loss), net of tax, and reclassified into interest income as such cash flows occur in the future.  Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statements of income.  No such gains or losses were recorded in 2004 or 2003.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.  Generally, loans are placed on non-accrual status at ninety days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table dollar amounts in thousands)

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for non-homogeneous loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using accelerated and straight-line methods over the estimated useful lives of the assets.

Federal Home Loan Bank Stock

Federal Home Loan Bank stock is stated at cost and is a required investment for institutions that are members of the Federal Home Loan Bank system.  The required investment in the common stock is based on a predetermined formula.

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net expense from foreclosed assets.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table dollar amounts in thousands)

Goodwill

Goodwill is tested annually for impairment.  If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.

Core Deposit Intangibles

Core deposit intangibles are being amortized on the straight-line basis over a period of ten years. Such assets are periodically evaluated as to the recoverability of their carrying value.

Mortgage Servicing Rights

Mortgage servicing rights on originated loans that have been sold are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values.  Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues.  Impairment of mortgage servicing rights is assessed based on the fair value of those rights.  Fair values are estimated using discounted cash flows based on a current market interest rate.  For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans.  The predominant characteristic currently used for stratification is type of loan.  The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

Loan Servicing Income

Loan servicing income represents fees earned for servicing real estate mortgage loans owned by various investors.

Treasury Stock

Treasury stock is stated at cost. Cost is determined by the first-in, first-out method.

Stock Options

During 2004, the Company adopted a stock-based employee compensation plan, which is described more fully in Note 20. As of December 31, 2004, no options had been granted.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-based Compensation, that sets accounting requirements for “share-based” compensation to employees.  This statement will require the Company to recognize in the income statement the grant-date fair value of the stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model.  For the Company, this Statement is effective for periods beginning after June 15, 2005.  The Company, prior to granting options and adopting SFAS No. 123R, plans to examine various valuation methods and assumptions that underlie the valuation of awards.  Therefore the effect of the adoption of this statement on the Company cannot be currently determined.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table dollar amounts in thousands)

Income Taxes

Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.  The Company files consolidated income tax returns with its subsidiaries, with the exception of Mid-American Bancorp, Inc.  The Company’s ownership of Mid-America Bancorp, Inc. was 54.6 percent at December 31, 2004, which does not meet the requirements to be included in the Company’s consolidated tax returns.

Self Insurance

The Company has elected to self-insure certain costs related to employee health benefit programs.  Costs resulting from uninsured losses are charged to income when incurred.  The Company has purchased insurance that limits its exposure to individual and aggregate amounts in any given year.

Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding during each year.

Trust Assets

Assets held in fiduciary or agency capacities are not included in the consolidated balance sheets since such items are not assets of the Company.  Fees from trust activities are recorded on an accrual basis over the period in which the service is provided.  Fees are a function of the market value of assets managed and administered, the volume of transactions, and fees for other services rendered, as set forth in the underlying client agreement with the Trust Department.  This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on estimated asset valuations and transaction volumes.  Generally, the actual trust fee is charged to each account on a monthly prorated basis.  Any out of pocket expenses or services not typically covered by the fee schedule for trust activities are charged directly to the trust account on a gross basis as trust revenue is incurred. The Company manages or administers 755 trust accounts with assets totaling approximately $439,336,000.

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to the 2004 financial statement presentation. These reclassifications had no effect on net income.

Note 2:     Stock Split

In May 2002, the Company’s Board of Directors approved a five-for-one stock split.  Share and per share data in the consolidated financial statements and notes have been retroactively restated for the stock split as if it occurred on January 1, 2002.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table dollar amounts in thousands)

Note 3:     Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value

Available-for-sale Securities:
December 31, 2004:
U.S. Treasury	$2,496	$—	$(9)	$2,487
U.S. government agencies	4,350	6	(4)	4,352
Mortgage-backed securities	96,665	1,162	(403)	97,424
State and political subdivisions	36,607	819	(47)	37,379
Corporate bonds	11,614	29	—	11,643
Equity securities	196	—	—	196

	$151,928	$2,016	$(463)	$153,481

December 31, 2003:
U.S. government agencies	$6,057	$57	$(1)	$6,113
Mortgage-backed securities	98,849	1,945	(184)	100,610
State and political subdivisions	42,778	1,308	(27)	44,059
Corporate bonds	7,121	51	—	7,172
Equity securities	196	—	—	196

	$155,001	$3,361	$(212)	$158,150

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table dollar amounts in thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value

Held-to-maturity Securities:
December 31, 2004
Mortgage-backed securities	$19,336	$115	$(73)	$19,378
State and political subdivisions	554	1	—	555

	$19,890	$116	$(73)	$19,933

December 31, 2003
Mortgage-backed securities	$25,833	$16	$(181)	$25,668
State and political subdivisions	1,110	8	—	1,118

	$26,943	$24	$(181)	$26,786

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$16,697	$16,591	$120	$120
One to five years	18,379	18,912	240	240
Five to ten years	16,982	17,309	194	195
After ten years	3,009	3,049	—	—

	55,067	55,861	554	555
Mortgage-backed securities	96,665	97,424	19,336	19,378
Equity securities	196	196	—	—

Totals	$151,928	$153,481	$19,890	$19,933

The carrying value of securities pledged as collateral, to secure public deposits, Federal Home Loan Bank advances, repurchase agreements and for other purposes, amounted to $92,316,000 at December 31, 2004 and $84,088,000 at December 31, 2003.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table dollar amounts in thousands)

Gross gains (losses) of $(4,000), $59,000 and $150,000 resulting from sales of available-for-sale securities were realized for 2004, 2003 and 2002, respectively.  Income tax expense (benefit) of $(1,000), $20,000 and $57,000 was recognized on the sales of available-for-sale securities during 2004, 2003 and 2002, respectively.

With the exception of U.S. governmental agencies and corporations, the Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders’ equity at December 31, 2004.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at December 31, 2004, was $73,009,000, which is approximately 42% of the Company’s available-for-sale and held-to-maturity investment portfolios.  These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent credit quality ratings.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004:

	Less Than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury	$2,487	$(9)	$—	$—	$2,487	$(9)
U.S. Government agencies	496	(4)	—	—	496	(4)
Mortgage-backed securities	35,144	(284)	26,545	(192)	61,689	(476)
State and political subdivisions	6,139	(32)	2,198	(15)	8,337	(47)

Total temporarily impaired securities	$44,266	$(329)	$28,743	$(207)	$73,009	$(536)

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table dollar amounts in thousands)

Note 4: Equity and Cost Method Investments in Common Stock

The Company has equity method investments in common stock of $4,760,000 and $7,724,000 as of December 31, 2004 and 2003, respectively.  Included in retained earnings at December 31, 2004 is cumulative net losses and expenses in regards to the equity method investments in common stock of $47,000, net of taxes.

The Company’s equity method investments in common stock as of December 31 are as follows:

	Investment Amount

Entity	2004	2003

New Frontier Bancshares, Inc.	$2,565	$2,403
NorthStar Bancshares, Inc.	2,195	2,262
Mid-America Bancorp, Inc.	—	3,059

	$4,760	$7,724

The Company owns 25,396 shares of common stock of New Frontier Bancshares, Inc. (“New Frontier”), which represents an ownership percentage of 33% as of December 31, 2004 and 2003, respectively.  The purchase of 11,096 shares for $1,374,500 during 2003 was in excess of the underlying equity in the net assets of New Frontier. The amount of the purchase price in excess of the underlying net assets of $340,524 was recognized as a core deposit intangible. New Frontier is a privately held bank holding company located in St. Charles, Missouri. As of December 31, 2004 and 2003, the Company’s investment in New Frontier was $2,565,000 and $2,403,000, respectively. The investment in New Frontier is carried at the same amount of the underlying equity in the net assets of New Frontier. Quoted market prices for the common stock are not available. Selected financial information for New Frontier is as follows:

	As of and for the Years Ended December 31,

	2004	2003

Total assets	$102,329	$84,151
Total liabilities	94,494	76,878
Total equity	7,835	7,273
Net income	342	230

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table dollar amounts in thousands)

The Company also owns 165,000 shares of common stock of NorthStar Bancshares, Inc. (“NorthStar”), as of December 31, 2004 and 2003, respectively. The Company purchased 82,000 shares of NorthStar during 2003 for $1,435,000 which increased the Company’s ownership from 9% to 14%. The amount of the purchase price in excess of the underlying net assets of $400,000 was recognized as a core deposit intangible. NorthStar is a privately held bank holding company located in Liberty, Missouri. As of December 31, 2004 and 2003, the Company’s investment in NorthStar was $2,194,880 and $2,262,000, respectively. The Company’s investment is less than 20%; however, the Company’s Chief Executive Officer became a member of NorthStar’s board of directors during 2003 and can exert significant influence over operating and financial policies.  The Company records its investment on the equity method, and accordingly, the investment in NorthStar is carried at the same amount of the underlying equity in the net assets of NorthStar. Quoted market prices for the common stock are not available. Selected financial information for NorthStar is as follows:

	As of and for the Years Ended December 31,

	2004	2003

Total assets	$159,984	$124,353
Total liabilities	144,393	108,182
Total equity	15,591	16,172
Net income (loss)	(559)	952

The Company has investments in the common stock of other community banks which are not publicly traded that are recorded under the cost method of accounting.  The Company had investments in two community banks at December 31, 2004 and 2003 for $1,849,000.

As of December 31, 2004, Mid America Bancorp, Inc. was consolidated into the Company financial statements as its investment is majority-owned by the Company.

Note 5: Acquisition

During August 2003, the Company purchased 41,000 shares of common stock of Mid-America Bancorp, Inc. (“Mid-America”), which represented an ownership of 48.7% as of December 31, 2003.  Mid-America is located in Leawood, Kansas.  The amount of the purchase price in excess of the underlying net assets of $1,209,950 was recognized as a core deposit intangible during 2003.  As of December 31, 2003, the Company’s investment in Mid-America was $3,059,000, and the Company recognized its investment in Mid-America under the equity method.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table dollar amounts in thousands)

During February 2004, the Company purchased an additional 7,000 shares of Mid-America Bancorp, Inc. at a price of $110 per share, which increased its ownership to 56.2%.  The amount of the purchase price in excess of the underlying net assets for the 7,000 shares was approximately $223,000.  As a result of the increased ownership, the Company obtained control of Mid-America and expects to be better positioned to ensure future growth through expanded operations and market coverage in Kansas and Missouri.  At December 31, 2004, the Company’s ownership was 54.6%.  The Company consolidated Mid-America in its December 31, 2004 financial statements as its investment is considered majority-owned by the Company.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of this transaction:

Cash and cash equivalents	$3,691
Securities	17
Loans, net of allowance for loan losses of $476	49,379
Interest receivable	258
Federal Home Loan Bank stock	516
Deferred income taxes	360
Premises and equipment	2,976
Core deposit intangibles	597
Goodwill	1,612
Other assets	381

Total assets acquired	59,787

Deposits	43,874
Short-term borrowings	4,934
Long-term debt	3,000
Other liabilities	182

Total liabilities assumed	51,990

Minority interest	2,758

Net assets acquired	$5,039

The Company originally recognized the amount of the purchase price in excess of the underlying net assets of the August 2003 purchase as a core deposit intangible.  The Company performed a core deposit intangible study subsequent to its purchase in February 2004.  As a result of the core deposit study, the Company adjusted the core deposit intangibles based on the determined fair value.  The core deposit intangible is being amortized over 10 years on a straight-line basis.  In addition, other purchase accounting adjustments were made and are reflected in the table above.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table dollar amounts in thousands)

Mid-America’s results of operations have been reflected in the Company’s consolidated statements of income beginning as of the acquisition date.  The following pro forma disclosures, including the effect of the purchase accounting adjustments, depict the results of operations as though the merger had taken place at the beginning of each period.

	Year Ended December 31,

	2004	2003	2002

Net interest income	$32,136	$29,352	$27,931
Net income	8,321	8,147	6,897
Basic earnings per share	4.24	4.15	3.51

Note 6: Loans and Allowance for Loan Losses

Categories of loans at December 31, include:

	2004	2003

Commercial and agricultural	$222,664	$195,254
Commercial real estate	240,484	191,654
Residential real estate	200,493	153,843
Consumer	94,184	87,528
Floor plan loans	10,897	9,658

Total loans	768,722	637,937
Less
Allowance for loan losses	7,115	5,830

Net loans	$761,607	$632,107

Activity in the allowance for loan losses was as follows:

	2004	2003	2002

Balance, beginning of year	$5,830	$4,941	$4,370
Purchased allowance	476	—	—
Provision charged to expense	1,746	2,487	3,906
Losses charged off, net of recoveries of $398 for 2004, $462 for 2003 and $524 for 2002	(937)	(1,598)	(3,335)

Balance, end of year	$7,115	$5,830	$4,941

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table dollar amounts in thousands)

Impaired loans totaled $12,086,000 and $10,987,000 at December 31, 2004 and 2003, respectively.  An allowance for loan losses of $547,000 and $327,000 relates to impaired loans of $969,000 and $1,130,000 at December 31, 2004 and 2003, respectively.  At December 31, 2004 and 2003, impaired loans of $11,117,000 and $9,857,000 had no related allowance for loan losses.  The amount of impairment recorded through the allowance for loan losses is measured on a loan-by-loan basis by either the present value of expected future cash flows, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent.

Interest of approximately $877,000, $526,000 and $772,000 was recognized on average impaired loans of $16,167,000, $11,280,000 and $14,448,000 for 2004, 2003 and 2002, respectively.  Interest of approximately $873,000, $515,000 and $529,000 was recognized on impaired loans on a cash basis during 2004, 2003 and 2002, respectively.

At December 31, 2004 and 2003, accruing loans delinquent 90 days or more totaled $1,009,000 and $1,274,000, respectively.  Non-accruing loans at December 31, 2004 and 2003 were $3,057,000 and $3,929,000, respectively.

Note 7: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2004	2003

Land	$3,085	$2,282
Buildings and improvements	15,350	12,765
Equipment	11,147	10,308
Construction in progress	820	174

	30,402	25,529
Less accumulated depreciation	14,343	12,591

Net premises and equipment	$16,059	$12,938

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table dollar amounts in thousands)

Note 8: Derivative Financial Instruments

During 2003, the Company entered into interest rate swap agreements as summarized below.  Under these agreements, the Company receives a fixed rate and pays a variable rate.  The interest rate swaps qualify as cash flow hedges for accounting purposes, and effectively fix the interest received on $15,000,000, as of December 31, 2004, of variable rate loan accounts indexed to the U.S. Prime rate.  As of December 31, 2004, the amounts in accumulated other comprehensive income associated with these cash flows totaled $(76,220) (net of tax benefit of $46,716), of which $66,750 is expected to be reclassified into interest income within the next twelve months.  As of December 31, 2004, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately 1.8 years.

Interest rate swaps information at December 31, 2004 is summarized as follows:

Current Notional Amount	Floating Rate	Fixed Rate	Maturity Date	Unrealized Gain/(Loss)	Realized Gain/(Loss)

$7,500	U.S. Prime Rate	5.72%	9/9/06	$(52)	$—
7,500	U.S. Prime Rate	5.67%	10/9/06	(71)	—

$15,000				$(123)	$—

Interest income received from the interest rate swap counterparty was $854,250 and interest paid was $630,031 for 2004.  The fair values of the interest rate swap agreements were considered immaterial and were not included in the financial statements as of December 31, 2003.

Note 9: Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003, were:

	2004	2003

Balance as of January 1	$3,596	$3,596
Goodwill acquired during the period, including the $760 reclassification from core deposit intangibles for Mid-America	1,612	—
Impairment losses	—	—
Goodwill written off related to sales of branches	—	—

Balance as of December 31	$5,208	$3,596

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table dollar amounts in thousands)

All goodwill is allocated to the banking segment of the business. The fair value of the banking segment of the business was estimated using the expected present value of future cash flows.

Note 10: Other Intangible Assets

The carrying basis and accumulated amortization of recognized intangible assets at December 31, was:

	2004		2003

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposits	$1,414	$211	$1,875	$66

A reconciliation of core deposit intangibles for the period is as follows:

	2004		2003

	Carrying Values	Accumulated Amortization	Carrying Values	Accumulated Amortization

Balance as of January 1	$1,875	$66	$—	$—
Acquisition of Mid-America	223	—	1,210	—
Acquisition of New Frontier	—	—	341	—
Acquisition of NorthStar	—	—	324	—
Adjustment to NorthStar equity method investment	76	—	—	—
Reclassification of core deposit intangible to goodwill for Mid-America	(760)	—	—	—
Amortization of core deposit intangibles	—	145	—	66

Balance as of December 31	$1,414	$211	$1,875	$66

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table dollar amounts in thousands)

Amortization expense for the years ended December 31, 2004, 2003 and 2002 was $145,000, $66,000 and $0, respectively. Estimated amortization expense for each of the following five years is:

2005	$132,000
2006	132,000
2007	132,000
2008	132,000
2009	132,000

Note 11: Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others was approximately $148,598,000; $147,312,000 and $137,299,000 at December 31, 2004, 2003 and 2002, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $741,000; $705,000 and $617,000 at December 31, 2004, 2003 and 2002, respectively.

The aggregate fair value of capitalized mortgage servicing rights at December 31, 2004, 2003 and 2002 totaled $998,000, $990,000 and $961,000, respectively.  Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value.  For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

	2004	2003	2002

Mortgage servicing rights
Balance, beginning of year	$990	$961	$—
Servicing rights capitalized	193	567	1,508
Amortization of servicing rights	(185)	(538)	(547)

	998	990	961
Valuation allowance	—	—	—

Balance, end of year	$998	$990	$961

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table dollar amounts in thousands)

Note 12: Interest-Bearing Deposits

Interest-bearing deposits in denominations of $100,000 or more were approximately $306,580,000 on December 31, 2004 and $212,640,000 on December 31, 2003.

At December 31, 2004, the scheduled maturities of time deposits, including brokered deposits, are as follows:

2005	$241,816
2006	176,541
2007	64,480
2008	25,455
2009	11,845
Thereafter	1,799

$521,936

Note 13: Short-Term Borrowings

Short-term borrowings included the following at December 31:

	2004	2003

Federal funds purchased	$386	$3,573
Securities sold under agreements to repurchase	13,444	9,885
U.S. Treasury demand notes	2,069	909
Other	5,486	—

Total short-term borrowings	$21,385	$14,367

Securities sold under agreements to repurchase consist of obligations of the Company to other parties.  The obligations are secured by mortgage backed securities and such collateral is held by Wachovia and United Missouri Bank.  The maximum amount of outstanding agreements at any month end during 2004 and 2003 totaled $15,075,000 and $14,359,000 and the monthly average of such agreements totaled $12,554,000 and $11,284,000, respectively.  The agreements at December 31, 2004 mature within 12 months.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table dollar amounts in thousands)

Note 14: Long-Term Debt

Long-term debt consisted of the following components at December 31:

	2004	2003

Federal Home Loan Bank advances, fixed rates from 1.24% to 6.20%, due at various dates through 2011.	$41,752	$40,152
Bank note payable, variable rate, due June 30, 2005	8,033	8,033

Total long-term debt	$49,758	$48,185

The Federal Home Loan Bank (FHLB) advances are secured by U.S. Government agency and mortgage backed securities, first-mortgage loans, and all stock in the FHLB owned by the Company.  The advances are subject to restrictions or penalties in the event of prepayments.  The Company has $32,000,000 in FHLB borrowings having a weighted average rate of 5.02% which are callable at various dates.  These callable advances are subject to being called as follows:     2005 – $24,000,000 and 2006 – $8,000,000.

The bank note payable is secured by 100% of the outstanding shares of the subsidiary banks. The principal is due June 30, 2005.  Interest is payable quarterly at 1.5 percent below prime.  The rate at December 31, 2004 was 3.75%. The bank note payable has various covenants related to the Company including ratios relating to the Company’s capital, allowance for loan losses, and return on assets.  As of December 31, 2004, the Company was in compliance with the note covenants.

Aggregate annual maturities of long-term debt at December 31, 2004, are:

2005	$12,283
2006	4,150
2007	2,325
2008	21,000
2009	—
Thereafter	10,000

$49,758

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table dollar amounts in thousands)

Note 15: Income Taxes

The provision for income taxes includes these components:

	2004	2003	2002

Taxes currently payable
Federal	$3,309	$3,329	$2,500
State	339	294	398
Deferred income taxes
Federal	(75)	(387)	(161)
State	(16)	(83)	(30)

Income tax expense	$3,557	$3,153	$2,707

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2004	2003	2002

Computed at the statutory rate (34%)	$4,038	$3,898	$3,488
Increase (decrease) resulting from
Tax exempt income	(719)	(739)	(810)
State income taxes	174	127	233
Increase in cash surrender value of life insurance	(210)	(259)	(258)
Other	274	126	54

Actual tax expense	$3,557	$3,153	$2,707

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table dollar amounts in thousands)

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2004	2003

Deferred tax assets
Allowance for loan losses	$2,458	$2,401
Accrued compensated absences	161	130
Deferred compensation	916	636
Accrued postretirement benefits	28	36
Equity method investments	131	138
Net operating loss carryforward of Mid-America Bancorp, Inc.	523	—
Unrealized loss on interest rate swap	47	—
Other	104	99

	4,368	3,440

Deferred tax liabilities
Federal Home Loan Bank stock dividends	351	287
Depreciation	574	522
State taxes	94	—
Mortgage servicing rights	378	408
Unrealized gains on available-for-sale securities	604	1,249
Core deposit intangible for Mid-America Bancorp, Inc.	254	—
Other	135	139

	2,390	2,605

Net deferred tax asset	$1,978	$835

As of December 31, 2004, the Company had approximately $1,300,000 of net operating loss carryforwards relating to Mid-America Bancorp, Inc. The carryforwards expire in 15-20 years.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table dollar amounts in thousands)

Note 16: Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	2004	2003	2002

Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $(646) for 2004, $(901) for 2003, and $1,448 for 2002	$(954)	$(1,723)	$2,372
Less reclassification adjustment for realized gains (losses), net of tax expense (benefit) of $(1) for 2004, $20 for 2003, and $57 for 2002	(3)	39	93

Net change in unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $(645) for 2004, $(921) for 2003, and $1,391 for 2002	$(951)	$(1,762)	$2,279

Accumulated other comprehensive loss of equity method investee	$(16)	$—	$—

Unrealized loss on interest rate swaps:
Unrealized holding gains, net of tax expense of $38	$63	$—	$—
Less reclassification adjustment to interest income, net of tax expense of $85 for 2004	139	—	—

Net change in unrealized loss on interest rate swaps, net of tax benefit of $47 for 2004	$(76)	$0	$0

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table dollar amounts in thousands)

Note 17: Regulatory Matters

The Company and subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and subsidiary banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2004, that the Company and subsidiary banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Company and subsidiary banks’ regulatory authorities categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed Banks’ categories.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table dollar amounts in thousands)

The Company and subsidiary banks’ actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2004
Total capital (to risk-weighted assets)
Consolidated	$84,522	10.4%	$64,872	8.0%	$—	N/A
Mercantile Trust & Savings Bank	42,444	10.7%	31,714	8.0%	39,642	10.0%
Perry State Bank	12,460	11.1%	8,973	8.0%	11,216	10.0%
Farmers State Bank of Northern Missouri	5,750	10.6%	4,326	8.0%	5,407	10.0%
Marine Bank and Trust	7,555	11.3%	5,352	8.0%	6,691	10.0%
Golden State Bank	2,216	13.1%	1,352	8.0%	1,690	10.0%
Security State Bank of Hamilton	4,404	13.7%	2,572	8.0%	3,215	10.0%
Brown County State Bank	5,042	13.3%	3,035	8.0%	3,794	10.0%
State Bank of Augusta	2,394	11.7%	1,634	8.0%	2,043	10.0%
Heartland Bank	7,699	10.1%	6,121	8.0%	7,651	10.0%
Tier I capital (to risk-weighted assets)
Consolidated	77,409	9.6%	32,436	4.0%	—	N/A
Mercantile Trust & Savings Bank	39,230	9.9%	15,857	4.0%	23,785	6.0%
Perry State Bank	11,218	10.0%	4,486	4.0%	6,729	6.0%
Farmers State Bank of Northern Missouri	5,328	9.9%	2,163	4.0%	3,244	6.0%
Marine Bank and Trust	6,914	10.3%	2,676	4.0%	4,014	6.0%
Golden State Bank	2,108	12.5%	676	4.0%	1,013	6.0%
Security State Bank of Hamilton	4,070	12.7%	1,286	4.0%	1,929	6.0%
Brown County State Bank	4,751	12.3%	1,517	4.0%	2,276	6.0%
State Bank of Augusta	2,219	10.9%	6,210	4.0%	1,226	6.0%
Heartland Bank	7,013	9.2%	3,060	4.0%	4,590	6.0%
Tier I capital (to average assets)
Consolidated	77,409	7.5%	41,329	4.0%	—	N/A
Mercantile Trust & Savings Bank	39,230	7.7%	20,515	4.0%	25,644	5.0%
Perry State Bank	11,218	11.1%	5,376	4.0%	6,721	5.0%
Farmers State Bank of Northern Missouri	5,328	6.8%	3,145	4.0%	3,931	5.0%
Marine Bank and Trust	6,914	8.3%	3,321	4.0%	4,152	5.0%
Golden State Bank	2,108	8.1%	1,044	4.0%	1,305	5.0%
Security State Bank of Hamilton	4,070	8.4%	1,944	4.0%	2,430	5.0%
Brown County State Bank	4,751	8.6%	2,206	4.0%	2,758	5.0%
State Bank of Augusta	2,219	7.7%	1,149	4.0%	1,437	5.0%
Heartland Bank	7,013	9.2%	3,040	4.0%	3,800	5.0%

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table dollar amounts in thousands)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003
Total capital (to risk-weighted assets)
Consolidated	$79,750	11.7%	$54,586	8.0%	$—	N/A
Mercantile Trust & Savings Bank	39,493	10.9%	28,942	8.0%	36,177	10.0%
Perry State Bank	11,289	10.9%	8,319	8.0%	10,398	10.0%
Farmers State Bank of Northern Missouri	5,226	10.5%	3,977	8.0%	4,971	10.0%
Marine Bank and Trust	7,287	11.8%	4,930	8.0%	6,163	10.0%
Golden State Bank	2,090	13.8%	1,215	8.0%	1,519	10.0%
Security State Bank of Hamilton	3,804	12.9%	2,361	8.0%	2,952	10.0%
Brown County State Bank	4,483	11.7%	3,076	8.0%	3,846	10.0%
State Bank of Augusta	2,265	11.6%	1,559	8.0%	1,949	10.0%
Tier I capital (to risk-weighted assets)
Consolidated	73,920	10.8%	27,293	4.0%	—	N/A
Mercantile Trust & Savings Bank	36,589	10.1%	14,471	4.0%	21,706	6.0%
Perry State Bank	10,264	9.9%	4,159	4.0%	6,239	6.0%
Farmers State Bank of Northern Missouri	4,796	9.6%	1,988	4.0%	2,982	6.0%
Marine Bank and Trust	6,642	10.8%	2,465	4.0%	3,698	6.0%
Golden State Bank	1,988	13.1%	608	4.0%	911	6.0%
Security State Bank of Hamilton	3,526	11.9%	1,181	4.0%	1,771	6.0%
Brown County State Bank	4,216	11.0%	1,538	4.0%	2,307	6.0%
State Bank of Augusta	2,086	10.7%	779	4.0%	1,169	6.0%
Tier I capital (to average assets)
Consolidated	73,920	8.0%	36,842	4.0%	—	N/A
Mercantile Trust & Savings Bank	36,589	7.3%	19,914	4.0%	24,893	5.0%
Perry State Bank	10,264	8.0%	5,102	4.0%	6,378	5.0%
Farmers State Bank of Northern Missouri	4,796	6.6%	2,887	4.0%	3,608	5.0%
Marine Bank and Trust	6,642	8.2%	3,231	4.0%	4,039	5.0%
Golden State Bank	1,988	8.1%	980	4.0%	1,225	5.0%
Security State Bank of Hamilton	3,526	7.7%	1,828	4.0%	2,285	5.0%
Brown County State Bank	4,216	7.2%	2,351	4.0%	2,939	5.0%
State Bank of Augusta	2,086	7.5%	1,109	4.0%	1,386	5.0%

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table dollar amounts in thousands)

Without prior approval, the subsidiary banks are restricted as to the amount of dividends that they may declare to the balance of the retained earnings account, adjusted for defined bad debts.  The Banks’ retained earnings available for dividends to the Company at December 31, 2004 totaled $43,344,000.  As a practical matter, the subsidiary banks restrict dividends to a lesser amount because of the desire to maintain an adequate capital structure.

Note 18: Related Party Transactions

At December 31, 2004 and 2003, the Company had loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties).

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2004	$18,199,000
Change in composition of related parties	440,000
New loans, including renewals	8,234,000
Payments, including renewals	(2,317,000)

Balances, December 31, 2004	$24,556,000

In management’s opinion, such loans and other extensions of credit were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons.  Further, in management’s opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.

Note 19: Employee Benefits

The Company has a defined contribution 401(k) profit sharing plan covering substantially all employees with the exception of Mid-America Bancorp, Inc.  Employer contributions charged to expense for 2004, 2003 and 2002 were $835,000, $738,000 and $747,000, respectively.

Postretirement Benefits

The Company has a noncontributory defined benefit postretirement plan covering all employees who meet the eligibility requirements.  Eligible employees who retired on or before December 31, 1995, and elected individual or family medical coverage, share the cost of the coverage with the Company.  Eligible employees who retire after December 31, 1995, may elect to continue both their life insurance and medical coverage, excluding prescription drug benefits, by paying the full cost of the coverage.  The plan is unfunded with actual premium payments being paid as incurred.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table dollar amounts in thousands)

The transition obligation is being recognized over the employees’ future service period as a component of net periodic postretirement benefit cost.  The net periodic postretirement benefit cost was $136,000 for 2004, $130,000 for 2003 and $67,000 for 2002.  The accumulated postretirement benefit obligation was immaterial as of December 31, 2004.

The Company has salary continuation agreements with certain executives.  The agreements provide monthly payments upon retirement for life, but for not less than 15 years.  The charge to expense for the agreement was $871,445 for 2004, $231,000 for 2003 and $213,000 for 2002.  Such charges reflect the straight-line accrual over the period until full eligibility of the present value of benefits due each participant on the full eligibility date.  The discount factor was 6.25% as of December 31, 2004 and 8% as of December 31, 2003 and 2002.

Note 20: Stock Option Plan

The Company’s Board of Directors adopted the 2004 Equity Incentive Plan (the “Plan”), which is a form of long-term incentive compensation for certain executives and other key employees designated by the Board.  The Plan provides for stock-based awards that offer executives the possibility of future value depending on the long-term price appreciation of the Company’s common stock and the executive’s continuing service with the Company.  The forms of stock awards permitted under the Plan are incentive stock options, non-qualified stock options, restricted shares, and stock appreciation rights.  The grant of incentive stock options is subject to the approval of the shareholders.  The Board of Directors has reserved 296,240 shares for the Plan of which no more than 97,759 shares may be issued in the form of restricted shares.  All options granted under the plan are to have an exercise price at least equal to fair market value of the common stock on the date of grant.

No grants of stock awards have been made from the Plan and the Board has not designated the executives or other key employees who will be eligible for grants.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table dollar amounts in thousands)

Note 21: Disclosures about Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments.  The fair values of certain of these instruments were calculated by discounting expected cash flows, which method involves significant judgments by management and uncertainties.  Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

	December 31, 2004		December 31, 2003

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$39,719	39,719	$26,768	$26,768
Available-for-sale securities	153,481	153,481	158,150	158,150
Held-to-maturity securities	19,890	19,933	26,943	26,786
Loans held for sale	3,367	3,367	4,619	4,633
Loans, net of allowance for loan losses	761,607	779,813	632,107	641,840
Federal Home Loan Bank stock	5,100	5,100	4,029	4,029
Equity method investments in common stock	4,760	5,461	7,724	9,533
Cost method investments in common stock	1,849	1,849	1,849	1,849
Cash surrender value of life insurance	15,324	15,234	14,705	14,705
Interest receivable	6,518	6,518	6,162	6,162
Financial liabilities
Deposits	873,427	874,274	758,183	760,317
Interest rate swaps	123	123	0	0
Short-term borrowings	21,385	21,385	14,367	14,367
Long-term debt	49,758	50,253	48,185	49,064
Interest payable	2,146	2,146	1,949	1,949
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	0	0	0	0
Letters of credit	0	0	0	0
Lines of credit	0	0	0	0

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table dollar amounts in thousands)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Federal Home Loan Bank Stock, Cost Method Investments in Common Stock, Cash Surrender Value of Life Insurance, and Interest Receivable

The carrying amount approximates fair value.

Equity Method Investments in Common Stock

The fair value approximates the carrying value and related core deposit intangible.

Securities

Fair values equal quoted market prices, if available. If quoted market prices are not available, fair value is estimated based on quoted market prices of similar securities.

Loans Held for Sale

For homogeneous categories of loans, such as mortgage loans held for sale, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.

Loans

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics were aggregated for purposes of the calculations.  The carrying amount of accrued interest approximates its fair value.

Deposits

For demand deposits, savings accounts, NOW accounts, and money market deposits, the carrying amount approximates fair value.  The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

Interest Rate Swap

The fair value of the interest rate swap is equal to quoted values.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table dollar amounts in thousands)

Short-Term Borrowings and Interest Payable

The carrying amount approximates fair value.

Long-Term Debt

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Commitments to Originate Loans, Letters of Credit, and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality.  The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

Note 22: Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations.  Estimates related to the allowance for loan losses are reflected in the footnote regarding loans.  Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments and credit risk.

The Company’s loan portfolio includes a concentration of loans for commercial real estate amounting to $240,484,000 and $191,654,000 as of December 31, 2004 and 2003, respectively.  The commercial real estate loans include loans that are collateralized by commercial real estate in the Quincy, Illinois geographic market totaling $59,241,000 and $53,628,000 as of December 31, 2004 and 2003, respectively.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table dollar amounts in thousands)

Note 23: Commitments and Credit Risk

The Company grants commercial, mortgage and consumer loans and receives deposits from customers located primarily in Western Illinois, Northern Missouri and suburban Kansas City, Missouri.  The Company’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets.  Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon economic conditions and the agricultural economy in Western Illinois, Northern Missouri and suburban Kansas City, Missouri.

Commitments to Originate Loans

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

At December 31, 2004 and 2003, the Company had outstanding commitments to originate loans aggregating approximately $3,294,000 and $1,624,000, respectively.  The commitments extend over varying periods of time with the majority being disbursed within a one-year period.  Loan commitments at fixed rates of interest amounted to $2,957,000 and $1,624,000 at December 31, 2004 and 2003, respectively, with the remainder at floating market rates.

Standby Letters of Credit

Standby letters of credit are irrevocable conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  Should the Company be obligated to perform under the standby letters of credit, the Company may seek recourse from the customer for reimbursement of amounts paid.

The Company had total outstanding standby letters of credit amounting to $11,437,000 and $9,024,000, at December 31, 2004 and 2003, respectively, with terms ranging from 1 day to 22 years.  At December 31, 2004 and 2003, the Company’s deferred revenue under standby letter of credit agreements was nominal.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table dollar amounts in thousands)

Lines of Credit

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Lines of credit generally have fixed expiration dates.  Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.  Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

At December 31, 2004, the Company had granted unused lines of credit to borrowers aggregating approximately $137,617,000 and $7,974,000 for commercial lines and open-end consumer lines, respectively.  At December 31, 2003, unused lines of credit to borrowers aggregated approximately $83,366,000 for commercial lines and $1,027,000 for open-end consumer lines.

General Litigation

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

Other Commitments

At December 31, 2004, the Company has a building commitment of $2,081,000 for a new banking center in Carthage, Illinois. The building is expected to be completed in the fall of 2005.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table dollar amounts in thousands)

Note 24: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	December 31,

	2004	2003

Assets
Cash	$324	$274
Investment in common stock of subsidiaries	84,002	75,964
Equity method investments in common stock	4,760	7,724
Cost method investments in common stock	1,849	1,849
Core deposit intangibles	1,203	1,809
Other	1,877	447

Total assets	$94,015	$88,067

Liabilities — Long-term debt	$8,033	$8,033
Stockholders’ Equity	85,982	80,034

Total liabilities and stockholders’ equity	$94,015	$88,067

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table dollar amounts in thousands)

Condensed Statements of Income

	Years Ended December 31,

	2004	2003	2002

Income
Dividends from subsidiaries	$3,097	$6,191	$11,315
Income on equity method investments	187	—	—
Other income	—	—	17

Total income	3,284	6,191	11,332

Expenses
Loss on equity method investment	—	216	47
Other expenses	1,280	922	951

Total expenses	1,280	1,138	998

Income Before Income Tax and Equity in Undistributed Income of Subsidiaries	2,004	5,053	10,334
Income Tax Benefit	(478)	(421)	(467)

Income Before Equity in Undistributed Income of Subsidiaries	2,482	5,474	10,801
Equity in Undistributed Income of Subsidiaries	5,836	2,837	(3,249)

Net Income	$8,318	$8,311	$7,552

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Table dollar amounts in thousands)

Condensed Statements of Cash Flows

	Years Ended December 31,

	2004	2003	2002

Operating Activities
Net income	$8,318	$8,311	$7,552
Items not requiring (providing) cash
(Income) loss on equity method investment	(187)	216	47
Amortization of core deposit intangibles	145	66	—
Equity in undistributed income of subsidiary	(5,836)	(2,837)	3,249
Net change in
Other assets	(559)	90	(123)
Other liabilities	—	—	—

Net cash provided by operating activities	1,881	5,846	10,725

Investing Activities
Cash paid for additional shares of Mid-America	(770)
Purchase of equity method investment in common stock	—	(7,104)	(2,031)
Purchase of cost method investment in common stock	—	(695)	—
Payments for investments and advances to subsidiaries	—	(2,600)	—

Net cash provided by (used in) investing activities	(770)	(10,399)	(2,031)

Financing Activities
Proceeds from long-term debt	—	6,033	1,000
Repayment of long-term debt	—	—	(8,440)
Proceeds from issuance of stock to minority interest of Mid-America	392
Cash dividends	(1,453)	(1,375)	(1,218)

Net cash used in financing activities	(1,061)	4,658	(8,658)

Net Change in Cash	50	105	36
Cash at Beginning of Year	274	169	133

Cash at End of Year	$324	$274	$169