Form 10-Q
period 2005-03-31
Mercantile Bancorp, Inc.
filed 2005-05-13
CIK 1289701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-32434

MERCANTILE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	37-1149138
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

440 Maine Street
Quincy, ILLINOIS 62301
(Address of principal executive offices including zip code)

(217) 223-7300
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No  ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒.

As of May 12, 2005 the number of outstanding shares of Common Stock, par value $1.25 per share, was 1,963,680.

MERCANTILE BANCORP, INC.

FORM 10-Q

MARCH 31, 2005
TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.

MERCANTILE BANCORP, INC.
Consolidated Balance Sheets
(In thousands, except par value and share data)

	March 31, 2005	December 31, 2004

	(Unaudited)
Assets
Cash and due from banks	$23,194	$24,356
Interest-bearing demand deposits	14,417	10,098
Federal funds sold	5,834	5,265

Cash and cash equivalents	43,445	39,719

Available-for-sale securities	146,900	153,481
Held-to-maturity securities	18,524	19,890
Loans held for sale	3,082	3,367
Loans, net of allowance for loan losses of $7,362 and $7,115	773,983	761,607
Interest receivable	5,968	6,518
Foreclosed assets held for sale, net	653	523
Federal Home Loan Bank stock	5,161	5,100
Equity method investments in common stock	5,674	4,760
Cost method investments in common stock	1,849	1,849
Deferred income taxes	2,560	1,978
Mortgage servicing rights	998	998
Cash surrender value of life insurance	15,476	15,324
Premises and equipment	16,624	16,059
Goodwill	5,208	5,208
Core deposit intangibles	1,243	1,203
Other	3,258	2,969

Total assets	$1,050,606	$1,040,553

Liabilities and Stockholders’ Equity
Deposits
Demand	$88,639	$95,786
Savings, NOW and money market	267,782	255,705
Time	426,342	430,372
Brokered time	102,251	91,564

Total deposits	885,014	873,427

Interest rate swaps at fair value	248	123
Short-term borrowings	19,829	21,385
Long-term borrowings	46,742	49,758
Interest payable	2,425	2,146
Other	5,048	4,294

Total liabilities	959,306	951,133

Commitments and Contingent Liabilities
Minority Interest	4,307	3,438

Stockholders’ Equity
Common stock, $1.25 par value; authorized 12,000,000 shares; 1,974,930 shares issued and 1,963,680 shares outstanding	2,469	2,469
Additional paid-in capital	12,672	12,624
Retained earnings	72,352	70,453
Accumulated other comprehensive income (loss)	(79)	857

	87,414	86,403
Treasury stock, at cost — 11,250 shares	(421)	(421)

Total stockholders’ equity	86,993	85,982

Total liabilities and stockholders’ equity	$1,050,606	$1,040,553

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

Three Months Ended March 31	2005	2004

Interest and Dividend Income
Loans
Taxable	$11,589	$9,339
Tax exempt	158	135
Securities
Taxable	1,208	1,416
Tax exempt	373	411
Federal funds sold	44	4
Dividends on Federal Home Loan Bank Stock	61	48
Deposits with financial institutions and other	94	88

Total interest and dividend income	13,527	11,441

Interest Expense
Deposits	4,503	3,522
Short-term borrowings	105	49
Long-term debt	575	569

Total interest expense	5,183	4,140

Net Interest Income	8,344	7,301
Provision for Loan Losses	549	401

Net Interest Income After Provision For Loan Losses	7,795	6,900

Noninterest Income
Fiduciary activities	450	428
Customer service fees	737	764
Other service charges and fees	276	221
Net gains on loan sales	90	86
Net gains on sales of foreclosed assets	27	—
Loan servicing fees	75	92
Net increase in cash surrender value of life insurance	152	171
Income on equity method investments in common stock	13	118
Other	164	110

Total noninterest income	1,984	1,990

Noninterest Expense
Salaries and employee benefits	4,102	3,515
Net occupancy expense	384	356
Equipment expense	395	385
Deposit insurance premium	34	31
Professional fees	298	249
Postage and supplies	240	207
Amortization of mortgage servicing rights	26	55
Other	1,373	1,229

Total noninterest expense	6,852	6,027

Minority Interest	94	25

Income Before Income Taxes	2,833	2,838
Provision For Income Taxes	816	770

Net Income	$2,017	$2,068

Basic Earnings Per Share	$1.03	$1.05

Weighted Average Shares Outstanding	1,963,680	1,963,680

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Three Months Ended March 31	2005	2004

Operating Activities
Net income	$2,017	$2,068
Items not requiring (providing) cash
Depreciation	287	328
Provision for loan losses	549	401
Amortization of premiums and discounts on securities	264	324
Amortization of core deposit intangibles	20	53
Deferred income taxes	(300)	232
Net gains on loan sales	(90)	(86)
Net gains on sales of foreclosed assets	(27)	—
Amortization of mortgage servicing rights	26	55
Income on equity method investments in common stock	(13)	(118)
Federal Home Loan Bank stock dividends	(61)	(48)
Net increase in cash surrender value of life insurance	(152)	(171)
Minority interest in earnings of subsidiaries	94	25
Changes in
Loans originated for sale	(4,603)	(7,323)
Proceeds from sales of loans	4,952	8,918
Interest receivable	550	572
Other assets	11	(54)
Interest payable	279	84
Other liabilities	754	1,578

Net cash provided by operating activities	4,557	6,838

Investing Activities
Cash received in acquisition of Mid-America	—	3,691
Cash paid for additional shares of Mid-America	—	(770)
Purchases of available-for-sale securities	(16,605)	(16,767)
Proceeds from maturities of available-for-sale securities	21,628	21,477
Proceeds from maturities of held-to-maturity securities	1,288	1,509
Net change in loans	(13,156)	(10,672)
Purchases of premises and equipment	(852)	(167)
Proceeds from the sales of foreclosed assets	128	176
Purchase of Federal Home Loan Bank stock	—	(313)
Purchase of equity method investment in common stock	(984)	—

Net cash used in investing activities	(8,553)	(1,836)

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	4,930	24,093
Net increase (decrease) in time and brokered time deposits	6,657	(19,082)
Net increase (decrease) in short-term borrowings	(1,556)	3,537
Proceeds from long-term debt	984	—
Payments on long-term debt	(4,000)	(4,147)
Proceeds from issuance of stock to minority interest of Mid-America	879	151
Dividends paid	(118)	(117)
Dividends paid to minority interest	(54)	—

Net cash provided by financing activities	7,722	4,435

Increase In Cash and Cash Equivalents	3,726	9,437
Cash and Cash Equivalents, Beginning of Period	39,719	26,768

Cash and Cash Equivalents, End of Period	$43,445	$36,205

Supplemental Cash Flows Information
Interest paid	$4,904	$4,056
Income taxes paid	$435	$296
Real estate acquired in settlement of loans	$231	$242
Mid-America equity method investment recorded as acquisition	$—	$3,069
Reduction to minority interest through additional paid-in capital due to issuance of stock to minority interest of Mid-America	$—	$69
Core deposit intangible reclassed to goodwill	$—	$760

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands)

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of Mercantile Bancorp, Inc. (the “Company”) and its wholly and majority owned subsidiaries, Mercantile Trust & Savings Bank, Perry State Bank, Farmers State Bank of Northern Missouri, Marine Bank and Trust (formerly Marine Trust Company of Carthage), Golden State Bank, Security State Bank of Hamilton, Brown County State Bank, State Bank of Augusta and Mid-America Bancorp, Inc. (“Mid-America”), the sole shareholder of Heartland Bank, (“Banks”).  All material intercompany accounts and transactions have been eliminated in the consolidated report of the Company.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s consolidated financial position at March 31, 2005 and the Company’s consolidated results of operations and cash flows for the three months ended March 31, 2005 and 2004.  Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 2004 year-end consolidated balance sheet data was derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

These financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2004 appearing in the Company’s Annual Report on Form 10-K for 2004.

2. EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period.

3. ACCOUNTING CHANGES

In December 2004, Statement of Financial Accounting Standards (Statement) No. 123R, Share-Based Payment was issued, which sets accounting requirements for “share-based” compensation to employees, including employee-stock-purchase-plans (ESPPs) and provides guidance on accounting for awards to non-employees.  This Statement will require the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model.  For the Company, this Statement is effective for the year beginning January 1, 2006.  On March 10, 2005, the Company’s Board of Directors adopted the Equity Incentive Plan (“Plan”), which provides for stock-based awards.  At present, no stock awards have been made from the Plan.  Therefore, the effect of the adoption of this statement on the Company cannot be determined currently.

4. OFF BALANCE SHEET CREDIT COMMITMENTS

In the normal course of business, the Company enters into various transactions, which, in accordance with accounting principles generally accepted in the United States of America, are not included in its consolidated balance sheets. These transactions are referred to as “off balance-sheet commitments.” The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve elements of credit risk in excess of the amounts recognized in the consolidated balance sheet. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Commitments to extend credit totaled $5,823,000 at March 31, 2005 and $3,294,000 at December 31, 2004.

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $9,825,000 at March 31, 2005 and $11,437,000 at December 31, 2004. At March 31, 2005, the outstanding standby letters of credit had a weighted average term of approximately one year. As of March 31, 2005 and December 31, 2004, no liability for the fair value of the Company’s potential obligations under these guarantees has been recorded since the amount is deemed immaterial.

5. CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are integral to understanding the results reported. The Company’s accounting policies are described in detail in Note 1 to its consolidated financial statements included in its Annual Report on Form 10-K. The Company believes that of its significant accounting policies the allowance for loan losses may involve a higher degree of judgment and complexity.

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

6. ACQUISITIONS

During February 2004, the Company purchased additional shares of Mid-America Bancorp, Inc., which increased its ownership to 56.2%.  As a result of the increased ownership, the Company obtained control of Mid-America.  At March 31, 2005, the Company’s ownership was 53%.  Effective February 29, 2004, the Company consolidated Mid-America in its financial statements as its investment is majority-owned by the Company.

Mid-America’s results of operations have been reflected in the Company’s consolidated statements of income beginning as of the acquisition date of February 29, 2004.  The following pro forma disclosures, including the effect of the purchase accounting adjustments, depict the results of operations as though the merger had taken place at the beginning of the three month period ended March 31, 2004:

Net interest income	$7,644
Net income	$2,071
Basic earnings per share	$1.05

7. COMPREHENSIVE INCOME

Comprehensive income components and related taxes were as follows:

	For the Three Months Ended March 31,

	2005	2004

Net income	$2,017	$2,068

Other comprehensive income (loss):
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $(535) for 2005 and $204 for 2004	(837)	396
Less reclassification adjustment for realized gains (losses), net of tax expense (benefit) of $0 for 2005 and $0 for 2004	—	—

Net change in unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $(535) for 2005 and $204 for 2004	(837)	396

Accumulated other comprehensive loss of equity method investee	(21)	—

Unrealized loss on interest rate swaps:
Unrealized holding losses, net of tax benefit of $(42) for 2005 and $0 for 2004	(67)	—
Less reclassification adjustment to interest income, net of tax expense of $6 for 2005 and $0 for 2004	11	—

Net change in unrealized loss on interest rate swaps, net of tax benefit of $(48) for 2005 and $0 for 2004	(78)	—

Total other comprehensive income (loss), net of tax	(936)	396

Comprehensive income	$1,081	$2,464

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-looking Statements

Statements and financial discussion and analysis contained in the Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements include information about possible or assumed future results of the Company’s operations or performance. Use of the words “believe,” “expect”, “anticipate”, “estimate”, “continue”, “intend”, “may”, “will”, “should”, or similar expressions, identifies these forward-looking statements. Many possible factors or events could affect the future financial results and performance of the Company and could cause those financial results or performance to differ materially from those expressed in the forward-looking statement. These possible events or factors include, without limitation:

•	general business and economic conditions in the markets the Company serves change or are less favorable than it expected;

•	deposit attrition, operating costs, customer loss and business disruption are greater than the Company expected;

•	competitive factors including product and pricing pressures among financial services organizations may increase;

•	changes in the interest rate environment reduce the Company’s interest margins;

•	changes in market rates and prices may adversely impact securities, loans, deposits, mortgage servicing rights, and other financial instruments;

•

legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial securities industry may adversely affect the Company’s business;

•	personal or commercial bankruptcies increase;

•

the Company’s ability to expand and grow its business and operations, including the establishment of additional branches and acquisition of additional banks or branches of banks may be more difficult or costly than the Company expected;

•

any future acquisitions may be more difficult to integrate than expected and the Company may be unable to realize any cost savings and revenue enhancements the Company may have projected in connection with such acquisitions;

•	changes in accounting principles, policies or guidelines;

•	changes occur in the securities markets; and

•	technology-related changes may be harder to make or more expensive than the Company anticipated.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. The Company believes it has chosen the assumptions or bases in good faith and that they are reasonable. However, the Company cautions you that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. Any forward-looking statements made or incorporated by reference in this report are made as of the date of this report, and, except as required by applicable law, the Company assumes no obligation to update such statements or to update the reasons why actual results could differ from those projected in such statements.  You should consider these risks and uncertainties in evaluating forward-looking statements and you should not place undue reliance on these statements.

General.  Mercantile Bancorp, Inc. is a nine-bank holding company headquartered in Quincy, Illinois with 22 banking facilities (19 full service offices, 2 stand-alone drive-up facilities and a mortgage banking facility) serving 13 communities located throughout west-central Illinois, northern Missouri, and eastern Kansas. The Company is focused on meeting the financial needs of the region by offering competitive financial products, services and technologies. It is engaged in retail, commercial and agricultural banking, and its core products include loans, deposits, trust and investment management.  The Company derives substantially all of its net income from its subsidiary banks.

As of March 31, 2005, the Company was the sole shareholder of the following banking subsidiaries:

•	Mercantile Trust & Savings Bank (“MTSB”), located in Quincy, Illinois;
•	State Bank of Augusta (“Augusta”), located in Augusta, Illinois;
•	Marine Bank & Trust, formerly Marine Trust Company of Carthage (“Marine Bank”), located in Carthage, Illinois;
•	Perry State Bank (“Perry”), located in Perry, Missouri;
•	Golden State Bank (“Golden”), located in Golden, Illinois;
•	Brown County State Bank (“Brown County”), located in Mt. Sterling, Illinois; and
•	Farmers State Bank of Northern Missouri (“Farmers”), located in Savannah, Missouri.

As of March 31, 2005, the Company was the majority, but not sole, shareholder in the following banking subsidiaries:

•	Security State Bank of Hamilton (“Hamilton”), located in Hamilton, Illinois, in which the Company owns 92.75% of the outstanding voting stock; and
•

Mid-America Bancorp, Inc. (“Mid-America”) (the sole shareholder of Heartland Bank (“Heartland”) located in Leawood, Kansas), in which the Company owns 53.0% (48,000 shares) of the outstanding voting stock.

In addition, as of March 31, 2005, the Company had less than majority ownership interests in several additional banking organizations located in the Midwest and Southeast. Specifically, the Company owned the following percentages of the outstanding voting stock of these additional banking entities:

•	32.8% of New Frontier Bancshares, Inc. (“New Frontier”), the sole shareholder of New Frontier Bank located in St. Charles, Missouri;
•	13.8% of NorthStar Bancshares, Inc. (“NorthStar”), the sole shareholder of NorthStar Bank N.A., located in Liberty, Missouri;
•	5% of GBC Bancorp, Inc. (“GBC”), the sole shareholder of Gwinnett Banking Company, located in Lawrenceville, Georgia; and
•	5% of Integrity Bank, which opened for business July 2004 in Jupiter, Florida.

In March 2005, the Company purchased 5,000 additional shares of Mid-America at a cost of $623,250, which was a portion of a new stock issuance by Mid-America totaling 10,445 shares. Other shareholders also purchased newly issued shares, reducing the Company’s percentage ownership of Mid-America stock from 54.6% as of December 31, 2004 to 53.0% as of March 31, 2005.

In January 2005, the Company purchased 3,937 additional shares of New Frontier at a cost of $984,250, which was the Company’s pro-rata portion of a new stock issuance by New Frontier totaling 12,000 shares. The Company’s ownership remains at 32.8% as of March 31, 2005. In February 2005, the Company’s Board of Directors approved the purchase of an additional 4,328 shares of New Frontier at a cost of $1,082,000 from existing New Frontier stockholders who plan to tender their shares under New Frontier’s Shareholder Agreement.  This Agreement allows existing shareholders to purchase their pro-rata portion of the tendered shares, as well as their pro-rata portion of any tendered shares not purchased by other shareholders.  It is not known at this time how many of the tendered shares will be purchased by shareholders other than the Company. The Company intends to purchase its pro-rata portion, plus any tendered shares not purchased by other shareholders. If no other shareholders elect to purchase their pro-rata portion and the Company acquires the full 4,328 shares, ownership would increase to 37.7%.   If the Company were to acquire only its pro-rata portion, it would purchase 1,420 shares at a cost of $355,000, and its ownership would remain at 32.8%.  The Company anticipates this transaction will be consummated in the second quarter of 2005, pending approval by the Federal Reserve Board if ownership increases above the current 32.8%.

In March and April 2005, the Company entered into agreements to purchase an additional 63,392 shares of NorthStar at a cost of $1,260,747 from existing NorthStar stockholders who have tendered their shares under NorthStar’s Shareholder Agreement.  This Agreement allows existing shareholders to purchase their pro-rata portion of the tendered shares, as well as their pro-rata portion of any tendered shares not purchased by other shareholders.  Based on the election of other shareholders to purchase their pro-rata portion, the Company will be allowed to purchase a total of 63,392 shares, which will increase ownership to 19.1%.  The Company anticipates this transaction will be consummated in the second quarter of 2005, pending approval by the Federal Reserve Board.  The Company also has the opportunity to purchase additional shares as part of a new offering by NorthStar of 400,000 shares at $23.50 per share.  The Company has requested in its application to the Federal Reserve to be allowed to increase its ownership to a maximum of 21.0%.

In February 2005, MTSB opened a trust office in the St. Charles, Missouri location of the New Frontier Bank.

In 2004, Marine Bank began construction on a new principal bank building in Carthage, Illinois to be completed in the fall of 2005.  The total building commitment was $2,081,000, of which approximately $1,180,000 had been expended as of March 31, 2005.

Results of Operations
Comparison of Operating Results for the Three Months Ended March 31, 2005 and 2004

Overview.  Net income for the three months ended March 31, 2005 was $2,017,000, a decrease of $51,000 or 2.5% compared with $2,068,000 for the same period in 2004. The primary factors contributing to the decrease in net income were an increase in provision for loan losses of $148,000, an increase in noninterest expense of $825,000, an increase in provision for income taxes of $46,000, and a decrease in noninterest income of $6,000, largely offset by an increase in net interest income of $1,043,000.  Basic earnings per share (EPS) for the three months ended March 31, 2005 was $1.03 compared with $1.05 for the same period in 2004.

Total assets at March 31, 2005 were $1,050,606,000 compared with $1,040,553,000 at December 31, 2004, an increase of $10,053,000 or 1.0%, primarily attributable to growth of the loan portfolio. Total loans, including loans held for sale, at March 31, 2005 were $784,427,000 compared with $772,089,000 at December 31, 2004, an increase of $12,338,000 or 1.6%. Total deposits at March 31, 2005 were $885,014,000 compared with $873,427,000 at December 31, 2004, an increase of $11,587,000 or 1.3%. Total stockholders’ equity at March 31, 2005 was $86,993,000 compared with $85,982,000 at December 31, 2004, an increase of $1,011,000 or 1.2%.  The Company’s annualized return on average assets was 0.78% for the three months ended March 31, 2005, compared with 0.91% for the same period in 2004. The annualized return on average stockholders’ equity was 9.5% for the three months ended March 31, 2005, compared to 10.2% for the same period in 2004.

Net Interest Income. For the three months ended March 31, 2005, net interest income increased $1,043,000, or 14.3% to $8,344,000 compared with $7,301,000 for the same period in 2004. The increase was primarily due to the increased volumes and rates in loans, plus a slight increase in net interest margin. For the three months ended March 31, 2005 and 2004, the net interest margin increased by 3 basis points to 3.44% from 3.41% while the net interest spread decreased by 1 basis point to 3.16% from 3.17%, respectively.

Interest and dividend income for the three months ended March 31, 2005 increased $2,086,000, or 18.2% to $13,527,000 compared with $11,441,000 for the same period in 2004.  This increase was due primarily to an increase in loan interest income of $2,273,000, partially offset by a decrease in securities interest income of $246,000.  Average total loans for the three months ended March 31, 2005 increased $114,070,000, or 17.3% to $774,289,000 compared with $660,219,000 for the same period in 2004, while the average yield on total loans increased 33 basis points to 6.07% for the same period. Average total investments for the three months ended March 31, 2005 decreased $11,018,000, or 6.1% to $170,603,000 compared with $181,621,000 for the same period in 2004, while the average yield on  investments decreased 40 basis points to 3.78% for the same period. For the three months ended March 31, 2005, compared to the same period in 2004, the yield on total average earning assets increased by 23 basis points to 5.58%.

Interest expense for the three months ended March 31, 2005 increased $1,043,000, or 25.2% to $5,183,000 compared with $4,140,000 for the same period in 2004.  This increase was due primarily to increases in  interest expense on deposits of $981,000 and interest expense on short-term borrowings of $56,000.  Average total interest-bearing deposits for the three months ended March 31, 2005 increased $92,003,000, or 13.3% to $785,165,000 compared with $693,162,000 for the same period in 2004, while the average cost of funds on total interest-bearing deposits increased 26 basis points to 2.29% for the same period. Average total short-term borrowings for the three months ended March 31, 2005 increased $3,834,000, or 24.5% to $19,472,000 compared with $15,638,000 for the same period in 2004, while the average cost of funds on  short-term borrowings increased 93 basis points to 2.16% for the same period. For the three months ended March 31, 2005, compared to the same period in 2004, the cost of funds on total average interest-bearing liabilities increased by 25 basis points to 2.43%.

The following tables set forth for the periods indicated an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities and the net interest margin on average total interest-earning assets for the same periods. All average balances are daily average balances and nonaccruing loans have been included in the table as loans carrying a zero yield.

	For the three months ended March 31

	2005			2004

	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate

	(dollars in thousands)
Assets
Interest-bearing demand deposits	$11,312	$94	3.32%	$7,957	$88	4.42%
Federal funds sold	7,611	44	2.31%	1,534	4	1.04%
Securities:
Taxable
U.S. treasuries and government agencies	6,445	43	2.67%	5,170	59	4.56%
Mortgage-backed securities	60,100	614	4.09%	81,846	817	3.99%
Other securities	65,481	551	3.37%	52,851	540	4.09%

Total taxable	132,026	1,208	3.66%	139,867	1,416	4.05%
Non-taxable — State and political subdivision (3)	38,577	373	3.87%	41,754	411	3.94%
Loans (net of unearned discount) (1)(2)	774,289	11,747	6.07%	660,219	9,474	5.74%
Federal Home Loan Bank stock	5,124	61	4.76%	4,548	48	4.22%

Total interest-earning assets (1)	$968,939	$13,527	5.58%	$855,879	$11,441	5.35%

Cash and due from banks	$23,314			$22,187
Interest receivable	6,167			5,841
Foreclosed assets held for sale, net	502			790
Equity method investments in common stock	5,704			4,676
Cost method investments in common stock	1,849			1,849
Cash surrender value of life insurance	15,393			14,786
Premises and equipment	16,346			13,837
Other	12,407			11,387
Allowance for loan loss	(7,247)			(6,114)

Total assets	$1,043,374			$925,118

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$112,505	$223	0.79%	$103,568	$93	0.36%
Savings deposits	54,937	128	0.93%	38,601	53	0.55%
Money-market deposits	91,695	310	1.35%	93,164	175	0.75%
Time and brokered time deposits	526,028	3,842	2.92%	457,829	3,201	2.80%
Short-term borrowings	19,472	105	2.16%	15,638	49	1.25%
Long-term borrowings	50,255	575	4.58%	51,195	569	4.45%

Total interest-bearing liabilities	$854,892	$5,183	2.43%	$759,995	$4,140	2.18%

Demand deposits	$91,430			$77,843
Interest payable	2,407			1,972
Other liabilities	4,284			1,907
Minority interest	3,873			1,334
Stockholders’ equity	86,488			82,067

Total liabilities and stockholders’ equity	$1,043,374			$925,118

Interest spread			3.16%			3.17%
Net interest income		$8,344			$7,301
Net interest margin			3.44%			3.41%
Interest-earning assets to interest-bearing liabilities	113.34%			112.62%

(1) Non-accrual loans have been included in average loans, net of unearned discount
(2) Includes loans held for sale
(3) The tax exempt income for state and political subdivisions in not recorded on a tax equivalent basis.

The following tables present information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) attributable to changes in volume and changes in interest rates. For purposes of these tables, changes attributable to both volume and rate have been allocated proportionately to the change due to volume and rate.

	For the three months ended March 31, 2005 vs. 2004

	Increase (Decrease) Due to Change in

	Volume	Rate	Total

Increase (decrease) in interest income:
Interest-bearing bank deposits	$31	$(25)	$6
Federal funds sold	31	9	40
Investment securities:
U.S. Treasuries and Agencies	12	(28)	(16)
Mortgage-backed securities	(222)	19	(203)
States and political subdivision (1)	(31)	(7)	(38)
Other securities	116	(105)	11
Loans (net of unearned discounts)	1,707	566	2,273
Federal Home Loan Bank stock	6	7	13

Change in interest income (1)	1,650	436	2,086

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	9	121	130
Savings deposits	28	47	75
Money-market deposits	(3)	138	135
Time and brokered time deposits	493	148	641
Short-term borrowings	14	42	56
Long-term debt	(11)	17	6

Change in interest expense	530	513	1,043

Increase (decrease) in net interest income (1)	$1,120	$(77)	$1,043

(1) The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.

Provision for Loan Losses. Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the three months ended March 31, 2005, the provision increased by $148,000 to $549,000, compared with $401,000 for the same period in 2004.  The additional expense was primarily due to loan growth in the first quarter of 2005.  The allowance for loan losses at March 31, 2005 was $7,362,000, or .94% of total loans, which increased slightly from $7,115,000 or .92% of total loans at December 31, 2004.  As of March 31, 2005, non-performing loans decreased to $3,895,000, or .51% of total loans, compared with $4,507,000, or .58% of total loans as of December 31, 2004.

Noninterest Income. Noninterest income for the three months ended March 31, 2005 decreased $6,000 to $1,984,000 compared with $1,990,000 for the same period in 2004.  The decrease in noninterest income was due to a decrease in income on equity method investments in common stock.  The Company’s equity method investment in New Frontier experienced reduced earnings for the first quarter of 2005 compared to the same period in 2004, largely as a result of significant overhead expenses related to establishment of a new branch location.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended March 31

	2005	2004

Fiduciary activities	$450	$428
Customer service fees	737	764
Other service charges and fees	276	221
Net gains on loan sales	90	86
Net gains on sales of foreclosed assets	27	—
Loan servicing fees	75	92
Net increase in cash surrender value of life insurance	152	171
Income on equity method investments in common stock	13	118
Other	164	110

Total noninterest income	$1,984	$1,990

Noninterest Expense. For the three months ended March 31, 2005, noninterest expense increased $825,000, or 13.7% to $6,852,000 compared with $6,027,000 for the same period in 2004.  The increase in noninterest expense was primarily due to additional salaries and employee benefits and other noninterest expense.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended March 31

	2005	2004

Salaries and employee benefits	$4,102	$3,515
Net occupancy expense	384	356
Equipment expense	395	385
Deposit insurance premium	34	31
Professional fees	298	249
Postage and supplies	240	207
Amortization of mortgage servicing rights	26	55
Other	1,373	1,229

Total noninterest expense	$6,852	$6,027

Salaries and employee benefits increased $587,000 or 16.7% for the three months ended March 31, 2005 to $4,102,000, from $3,515,000 for the same period in 2004.  Approximately $231,000 of this increase was attributable to Mid-America, which for 2004 included only the expenses for the period March 1, 2004 through March 31, 2004, due to the Company acquiring control on February 29, 2004, but for 2005 included the entire first three months.   Another $203,000 of this increase was due to an adjustment of the discount rate from 7.25% to 5.50% used to determine the liability for post-retirement benefits. The remainder of the increase was due primarily to cost-of-living increases in salaries and employee benefits.  As a percent of average assets, salaries and employee benefits increased to 1.57% for the three months ended March 31, 2005, compared to 1.52% for the same period in 2004. The Company had 307 full-time equivalent employees at March 31, 2005 compared to 316 at March 31, 2004, a decrease of 9 full-time equivalent employees, primarily due to the sale of Mid-America’s branch facility in Jewell, Kansas in June, 2004.

Other noninterest expense increased $144,000 or 11.7% for the three months ended March 31, 2005 to $1,373,000, from $1,229,000 for the same period in 2004.  Approximately $95,000 of this increase was attributable to Mid-America, which for 2004 included only the expenses for the period March 1, 2004 through March 31, 2004, due to the Company acquiring control on February 29, 2004, but for 2005 included the entire first three months.

Provision for Income Taxes.  The effective tax rate was 28.8% for the three-month period ended March 31, 2005 compared to 27.1% for the three-month period ended March 31, 2004 due to an increase in state tax expense.

Financial Condition
March 31, 2005 Compared to December 31, 2004

Loan Portfolio. Total loans, including loans held for sale, increased $12,338,000 or 1.6% to $784,427,000 as of March 31, 2005 from $772,089,000 as of December 31, 2004. Total loans grew approximately $13,569,000 at Mid-America during the first quarter of 2005, while the Company’s other subsidiaries combined experienced a net decrease in loans due to seasonal paydowns in its agricultural loan portfolio.  At March 31, 2005 and December 31, 2004, the ratio of total loans to total deposits was 88.6 % and 88.4%, respectively. For the same periods, total loans represented 74.7% and 74.2% of total assets, respectively.

The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	March 31, 2005		December 31, 2004

	Amount	Percent	Amount	Percent

	(dollars in thousands)
Commercial, financial, and agricultural	$224,037	28.55%	$233,561	30.25%
Real estate — farmland	64,924	8.28%	64,891	8.40%
Real estate — construction	36,838	4.70%	28,105	3.64%
Real estate — mortgage	354,078	45.14%	351,348	45.51%
Installment loans to individuals	104,550	13.33%	94,184	12.20%

Total loans	784,427	100.00%	772,089	100.00%
Allowance for loan losses	7,362		7,115

Total loans, including loans held for sale, net of allowance for loan losses	$777,065		$764,974

Nonperforming Assets. Nonperforming assets consist of nonaccrual loans, loans 90 days or more past due, restructured loans, repossessed assets and other assets acquired in satisfaction of debts previously contracted.  It is management’s policy to place loans on nonaccrual status when interest or principal is 90 days or more past due. Such loans may continue on accrual status only if they are both well-secured and in the process of collection.

Total nonperforming loans decreased to $3,895,000 as of March 31, 2005 from $4,507,000 as of December 31, 2004, while total nonperforming loans and nonperforming other assets decreased to $4,695,000 as of March 31, 2005 from $5,084,000 as of December 31, 2004. These decreases reflect strong performance in the agricultural sector of the economy as favorable weather conditions in the 2004 growing seasons produced improved crop yields. The ratio of nonperforming loans to total loans decreased to .51% as of March 31, 2005 from 0.58% as of December 31, 2004. The ratio of nonperforming loans and nonperforming other assets to total loans decreased to .62% as of March 31, 2005 from .66% as of December 31, 2004.

The following table presents information regarding nonperforming assets at the dates indicated:

	March 31, 2005	December 31, 2004

Nonaccrual loans
Commercial, financial, and agricultural	$1,442	$1,477
Real estate — farmland	377	357
Real estate — construction	1	66
Real estate — mortgage	606	804
Installment loans to individuals	505	353

Total nonaccrual loans	2,931	3,057
Loans 90 days past due and still accruing	956	1,009
Restructured loans	8	441

Total nonperforming loans	3,895	4,507

Repossessed assets	800	577
Other assets acquired in satisfaction of debt previously contracted	—	—

Total nonperforming other assets	800	577

Total nonperforming loans and nonperforming other assets	$4,695	$5,084

Nonperforming loans to loans, before allowance for loan losses	0.51%	0.58%
Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	0.62%	0.66%

Allowance for Loan Losses. In originating loans, the Company recognizes that loan losses will be experienced and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. Management has established an allowance for loan losses which it believes is adequate to cover probable losses inherent in the loan portfolio. Loans are charged off against the allowance for loan losses when the loans are deemed to be uncollectible. Although the Company believes the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio, the amount of the allowance is based upon the judgment of management, and future adjustments may be necessary if economic or other conditions differ from the assumptions used by management in making the determinations.

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

The allowance for loan losses increased $247,000 to $7,362,000 as of March 31, 2005 from $7,115,000 as of December 31, 2004. Provision for loan losses was $549,000 and net charge-offs were $302,000 for the three months ended March 31, 2005. The allowance for loan losses as a percent of total loans increased slightly to .94% as of March 31, 2005 from .92% as of December 31, 2004. As a percent of nonperforming loans, the allowance for loan losses increased to 189.01% as of March 31, 2005 from 157.87% as of December 31, 2004.

The following table presents for the periods ended an analysis of the allowance for loan losses and other related data:

	As of and for the Three Months Ended March 31, 2005	As of and for the Year Ended December 31, 2004

Average loans outstanding during year	$774,289	$728,388

Allowance for loan losses:
Balance at beginning of year	$7,115	$5,830

Loans charged-off:
Commercial, financial, and agricultural	169	376
Real estate — farmland	—	—
Real estate — construction	—	—
Real estate — mortgage	20	169
Installment loans to individuals	207	790

Total charge-offs	396	1,335

Recoveries
Commercial, financial, and agricultural	26	142
Real estate — farmland	—	34
Real estate — construction	1	5
Real estate — mortgage	14	70
Installment loans to individuals	53	147

Total recoveries	94	398

Net charge-offs	302	937
Provision for loan losses	549	1,746
Adjustments	—	476

Balance at end of year	$7,362	$7,115

Allowance for loan losses as a percent of total loans outstanding at year end	0.94%	0.92%

Allowance for loan losses as a percent of total nonperforming loans	189.01%	157.87%

Ratio of net charge-offs to average total loans	0.04%	0.13%

Securities. The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality.

The Company has classified securities as both available-for-sale and held-to-maturity as of  March 31, 2005. Available-for-sale securities are held with the option of their disposal in the foreseeable future to meet investment objectives, liquidity needs or other operational needs. Securities available-for-sale are carried at fair value. Held-to-maturity securities are those securities for which the Company has the positive intent and ability to hold until maturity, and are carried at historical cost adjusted for amortization of premiums and accretion of discounts.

As of March 31, 2005, the fair value of the available-for-sale securities was $146,900,000 and the amortized cost was $146,707,000 for a net unrealized gain of $193,000.  The after-tax effect of this unrealized gain was $112,000 and has been included in stockholders’ equity. As of December 31, 2004, the fair value of the available-for-sale securities was $153,481,000 and the amortized cost was $151,928,000 for a net unrealized gain of $1,553,000, and an after-tax unrealized gain of $949,000. Fluctuations in net unrealized gain on available-for-sale securities are due primarily to increases or decreases in prevailing interest rates for the types of securities held in the portfolio.

As of March 31, 2005, the amortized cost of held-to-maturity securities was $18,524,000, a decrease of $1,366,000 from the December 31, 2004 amortized cost of $19,890,000.

Deposits. Total deposits increased $11,587,000 or 1.3% to $885,014,000 as of March 31, 2005 from $873,427,000 as of December 31, 2004. Noninterest-bearing deposits decreased $7,147,000 or 7.5% to $88,639,000 as of March 31, 2005 from $95,786,000 as of December 31, 2004, while interest-bearing deposits increased $18,734,000 or 2.4% to $796,375,000 as of March 31, 2005 from $777,641,000 as of December 31, 2004.  Of the increase in total deposits, approximately $10,229,000 was attributable to deposit growth at Mid-America, which served to fund the loan growth experienced at that subsidiary.

Borrowings. The Company utilizes borrowings to supplement deposits in funding its lending and investing activities. Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, U. S. Treasury demand notes and short-term advances from the Federal Home Loan Bank. Long-term borrowings consist of long-term advances from the Federal Home Loan Bank and advances on the revolving credit line with a correspondent bank.

As of March 31, 2005, short-term borrowings were $19,829,000, a decrease of $1,556,000 from $21,385,000 as of December 31, 2004, and long-term borrowings were $46,742,000 as of March 31, 2005, a decrease of $3,016,000 from $49,758,000 as of December 31, 2004.  The relatively slow loan growth in the first quarter of 2005 allowed the Company to utilize investment maturities to pay down some of its higher priced borrowings.

As of March 31, 2005, long-term FHLB borrowings totaled $37,725,000, with maturities ranging from the years 2005 to 2011 and interest rates ranging from 1.88% to 5.42%.  As of March 31, 2005, the correspondent bank revolving credit line totaled $9,017,000, and is due June 30, 2005, with interest payable quarterly at 1.5% below prime.  The interest rate at March 31, 2005 was 4.25%.  This amount increased $984,000 from the balance at December 31, 2004.  This additional borrowing was used to fund the purchase of additional shares of New Frontier.

Liquidity and Capital Resources

Liquidity.  Liquidity management is the process by which the Company ensures that adequate liquid funds are available to meet the present and future cash flow obligations arising in the daily operations of the business in a timely and efficient manner. These financial obligations consist of needs for funds to meet commitments to borrowers for extensions of credit, funding capital expenditures, withdrawals by customers, maintaining deposit reserve requirements, servicing debt, paying dividends to shareholders, and paying operating expenses. Management believes that adequate liquidity exists to meet all projected cash flow obligations.

The Company achieves a satisfactory degree of liquidity through actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

The Company’s most liquid assets are cash and due from banks, interest-bearing demand deposits, and federal funds sold.  The balances of these assets are dependent on the Company’s operating, investing, lending, and financing activities during any given period.  As of March 31, 2005, cash and cash equivalents totaled $43,445,000, an increase of $3,726,000 from $39,719,000 as of December 31, 2004.  This increase is primarily attributable to proceeds from investment maturities, partially offset by reductions in short-term and long-term borrowings.

The Company’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayment, sales of loans, and capital funds. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank.

The Company has a building commitment of $2,081,000 for the new main banking center in Carthage, Illinois,  of which approximately $1,180,000 had been expended as of March 31, 2005.  The Company has no other signed commitments for purchase obligations or long-term obligations.

Capital Resources. Other than the issuance of common stock, the Company’s primary source of capital is net income retained by the Company. During the three months ended March 31, 2005, the Company earned $2,017,000 and paid dividends of $118,000 to stockholders, resulting in a retention of current earnings of $1,899,000. During the year ended December 31, 2004, the Company earned $8,318,000 and paid dividends of $1,453,000 to stockholders, resulting in a retention of current earnings of $6,865,000.   As of March 31, 2005, total stockholders’ equity was $86,993,000, an increase of $1,011,000 from $85,982,000 as of December 31, 2004.  This increase was due to the retention of earnings for the first quarter of 2005, offset by a reduction in accumulated other comprehensive income.  The reduction in accumulated other comprehensive income was a result of the after-tax effect of the decline in market value of the Company’s available-for-sale securities and unrealized loss on interest rate swaps.

The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of March 31, 2005, the Company exceeds these regulatory capital guidelines. Likewise, the individual ratios for each of the Company’s bank subsidiaries also exceed the regulatory guidelines.

Effect of Inflation and Changing Prices.

The condensed consolidated financial statements and related financial data presented herein have been prepared in accordance with accounting procedures generally accepted in the United States of America which require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of the Company’s operations.  Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes since December 31, 2004. For more information regarding quantitative and qualitative disclosures about market risk, please refer to the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2004, and in particular, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Rate Sensitive Assets and Liabilities” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Identification of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2005	By:	/s/ DAN S. DUGAN

Dan S. Dugan
President, Chief Executive Officer and Chairman (principal executive officer)

Date: May 12, 2005	By:	/s/ MICHAEL P. MCGRATH

Michael P. McGrath
Vice President, Treasurer and Chief Financial Officer (principal financial officer/ principal accounting officer)