Form 10-Q
period 2005-06-30
Mercantile Bancorp, Inc.
filed 2005-08-12
CIK 1289701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

As of August 8, 2005 the number of outstanding shares of Common Stock, par value $1.25 per share was 1,963,680.

MERCANTILE BANCORP, INC.

FORM 10-Q

June 30, 2005
TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

MERCANTILE BANCORP, INC.
Consolidated Balance Sheets
(In thousands, except par value and share data)

	June 30, 2005	December 31, 2004

	(Unaudited)
Assets
Cash and due from banks	$25,287	$24,356
Interest-bearing demand deposits	5,766	10,098
Federal funds sold	1,465	5,265

Cash and cash equivalents	32,518	39,719

Available-for-sale securities	157,443	153,481
Held-to-maturity securities	17,351	19,890
Loans held for sale	3,333	3,367
Loans, net of allowance for loan losses of $7,490 and $7,115	799,883	761,607
Interest receivable	6,423	6,518
Foreclosed assets held for sale, net	823	523
Federal Home Loan Bank stock	5,347	5,100
Equity method investments in common stock	6,627	4,760
Cost method investments in common stock	1,849	1,849
Deferred income taxes	2,308	1,978
Mortgage servicing rights	1,006	998
Cash surrender value of life insurance	15,616	15,324
Premises and equipment	17,319	16,059
Goodwill	5,208	5,208
Core deposit intangibles	1,828	1,203
Other	3,418	2,969

Total assets	$1,078,300	$1,040,553

Liabilities and Stockholders’ Equity
Deposits
Demand	$88,344	$95,786
Savings, NOW and money market	271,857	255,705
Time	428,526	430,372
Brokered time	109,919	91,564

Total deposits	898,646	873,427

Interest rate swaps at fair value	156	123
Short-term borrowings	29,711	21,385
Long-term borrowings	47,175	49,758
Interest payable	2,386	2,146
Other	4,553	4,294

Total liabilities	982,627	951,133

Commitments and Contingent Liabilities
Minority Interest	5,946	3,438

Stockholders’ Equity
Common stock, $1.25 par value; authorized 12,000,000 shares; 1,974,930 shares issued and 1,963,680 shares outstanding	2,469	2,469
Additional paid-in capital	12,848	12,624
Retained earnings	74,636	70,453
Accumulated other comprehensive income	195	857

	90,148	86,403
Treasury stock, at cost — 11,250 shares	(421)	(421)

Total stockholders’ equity	89,727	85,982

Total liabilities and stockholders’ equity	$1,078,300	$1,040,553

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Interest and Dividend Income
Loans
Taxable	$12,634	$10,411	$24,223	$19,750
Tax exempt	173	138	331	273
Securities
Taxable	1,226	1,223	2,434	2,639
Tax exempt	430	384	803	795
Federal funds sold	9	3	53	7
Dividends on Federal Home Loan Bank Stock	62	58	123	106
Deposits with financial institutions and other	60	97	154	185

Total interest and dividend income	14,594	12,314	28,121	23,755

Interest Expense
Deposits	4,959	3,717	9,462	7,239
Short-term borrowings	172	48	277	97
Long-term debt	594	573	1,169	1,142

Total interest expense	5,725	4,338	10,908	8,478

Net Interest Income	8,869	7,976	17,213	15,277
Provision for Loan Losses	680	399	1,229	800

Net Interest Income After Provision For Loan Losses	8,189	7,577	15,984	14,477

Noninterest Income
Fiduciary activities	448	421	898	849
Customer service fees	866	894	1,603	1,658
Other service charges and fees	269	256	545	477
Net gains on loan sales	125	108	215	252
Net gains on sales of foreclosed assets	—	—	27	—
Loan servicing fees	94	91	169	183
Net increase in cash surrender value of life insurance	140	160	292	331
Income on equity method investments in common stock	41	52	54	170
Other	2	10	166	62

Total noninterest income	1,985	1,992	3,969	3,982

Noninterest Expense
Salaries and employee benefits	3,795	3,717	7,897	7,232
Net occupancy expense	387	379	771	735
Equipment expense	428	414	823	799
Deposit insurance premium	29	31	63	62
Professional fees	419	413	717	662
Postage and supplies	197	214	439	421
Amortization of mortgage servicing rights	42	68	68	123
Other	1,341	1,410	2,712	2,639

Total noninterest expense	6,638	6,646	13,490	12,673

Minority Interest	133	27	227	52

Income Before Income Taxes	3,403	2,896	6,236	5,734
Provision For Income Taxes	1,001	946	1,817	1,716

Net Income	$2,402	$1,950	$4,419	$4,018

Basic Earnings Per Share	$1.22	$.99	$2.25	$2.05

Weighted Average Shares Outstanding	1,963,680	1,963,680	1,963,680	1,963,680

Dividends per share	$.06	$.06	$.12	$.12

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Six Months Ended June 30	2005	2004

Operating Activities
Net income	$4,419	$4,018
Items not requiring (providing) cash
Depreciation	575	651
Provision for loan losses	1,229	800
Amortization of premiums and discounts on securities	569	690
Amortization of core deposit intangibles	50	96
Deferred income taxes	57	(95)
Net gains on loan sales	(215)	(252)
Net gains on sales of foreclosed assets	(27)	—
Amortization of mortgage servicing rights	68	123
Income on equity method investments in common stock	(54)	(170)
Federal Home Loan Bank stock dividends	(123)	(106)
Net increase in cash surrender value of life insurance	(292)	(331)
Minority interest in earnings of subsidiaries	227	52
Changes in
Loans originated for sale	(11,235)	(15,065)
Proceeds from sales of loans	11,408	14,545
Interest receivable	95	546
Other assets	(449)	(439)
Interest payable	240	(85)
Other liabilities	259	(47)

Net cash provided by operating activities	6,801	4,931

Investing Activities
Cash received in acquisition of Mid-America	—	3,691
Cash paid for additional shares of Mid-America	—	(770)
Purchases of available-for-sale securities	(41,043)	(28,608)
Proceeds from sales of available-for-sale securities	—	2,779
Proceeds from maturities of available-for-sale securities	35,648	25,219
Proceeds from maturities of held-to-maturity securities	2,386	3,522
Net change in loans	(39,906)	(41,314)
Purchases of premises and equipment	(1,835)	(642)
Proceeds from the sales of foreclosed assets	128	767
Purchase of Federal Home Loan Bank stock	(124)	(312)
Purchase of equity method investment in common stock	(2,245)	—

Net cash used in investing activities	(46,991)	(35,668)

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	8,710	22,888
Net increase in time and brokered time deposits	16,509	12,149
Net increase in short-term borrowings	8,326	1,689
Proceeds from long-term debt	1,667	3,250
Payments on long-term debt	(4,250)	(4,277)
Proceeds from issuance of stock to minority interest of Mid-America	2,317	151
Dividends paid	(236)	(236)
Dividends paid to minority interest	(54)	—

Net cash provided by financing activities	32,989	35,614

Increase (Decrease) In Cash and Cash Equivalents	(7,201)	4,877
Cash and Cash Equivalents, Beginning of Period	39,719	26,768

Cash and Cash Equivalents, End of Period	$32,518	$31,645

Supplemental Cash Flows Information
Interest paid	$10,668	$8,563
Income taxes paid, net of refunds	$2,209	$2,013
Real estate acquired in settlement of loans	$401	$756
Mid-America equity method investment recorded as acquisition	$—	$3,069
Increase (reduction) to minority interest through additional paid-in capital due to issuance of stock to minority interest of Mid-America	$224	$(69)
Core deposit intangible reclassed to goodwill	$—	$760

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s consolidated financial position at June 30, 2005 and the Company’s consolidated results of operations for the three month and six month periods ended June 30, 2005 and 2004 and cash flows for the six month period ended June 30, 2005 and 2004.  Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 2004 year-end consolidated balance sheet data was derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

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

3. ACCOUNTING CHANGES

In December 2004, Statement of Financial Accounting Standards (Statement) No. 123R, Share-Based Payment was issued, which sets accounting requirements for “share-based” compensation to employees, including employee-stock-purchase-plans (ESPPs) and provides guidance on accounting for awards to non-employees.  This Statement will require the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model.  For the Company, this Statement is effective for the year beginning January 1, 2006.  On March 10, 2005, the Company’s Board of Directors adopted the Equity Incentive Plan (“Plan”), which provides for stock-based awards, subject to stockholder approval.  At the Company’s annual meeting on May 23, 2005, stockholders did not approve the Plan.  At present, no stock awards have been made from the Plan.  Therefore, the effect of the adoption of this statement on the Company cannot be determined currently.

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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Commitments to extend credit totaled $3,132,000 at June 30, 2005 and $3,294,000 at December 31, 2004.

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $9,762,000 at June 30, 2005 and $11,437,000 at December 31, 2004. At June 30, 2005, the outstanding standby letters of credit had a weighted average term of approximately one year. As of June 30, 2005 and December 31, 2004, no liability for the fair value of the Company’s potential obligations under these guarantees has been recorded since the amount is deemed immaterial.

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

6. ACQUISITIONS

During February 2004, the Company purchased additional shares of Mid-America Bancorp, Inc., which increased its ownership to 56.2%.  As a result of the increased ownership, the Company obtained control of Mid-America.  At June 30, 2005, the Company’s ownership was 54.0%.  Effective February 29, 2004, the Company consolidated Mid-America in its financial statements as its investment is majority-owned by the Company.

Mid-America’s results of operations have been reflected in the Company’s consolidated statements of income beginning as of the acquisition date of February 29, 2004.  The following pro forma disclosures, including the effect of the purchase accounting adjustments, depict the results of operations as though the merger had taken place at the beginning of the six month period ended June 30, 2004:

Net interest income	$15,620
Net income	$4,021
Basic earnings per share	$2.05

7. COMPREHENSIVE INCOME

Comprehensive income components and related taxes were as follows:

	For the Three Months Ended June 30,

	2005	2004

Net income	$2,402	$1,950

Other comprehensive income (loss):
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $121 for 2005 and $(1,050) for 2004	198	(1,713)
Less reclassification adjustment for realized gains (losses), net of tax expense (benefit) of $0 for 2005 and $0 for 2004	—	—

Net change in unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $121 for 2005 and $(1,050) for 2004	198	(1,713)

Accumulated other comprehensive income of equity method investee	18	—

Unrealized gain on interest rate swaps:
Unrealized holding gains, net of tax expense of $36 for 2005 and $0 for 2004	57	—
Less reclassification adjustment to interest income, net of tax expense of $0 for 2005 and $0 for 2004	(1)	—

Net change in unrealized gain on interest rate swaps, net of tax expense of $36 for 2005 and $0 for 2004	58	—

Total other comprehensive income (loss), net of tax	274	(1,713)

Comprehensive income	$2,676	$237

	For the Six Months Ended June 30,

	2005	2004

Net income	$4,419	$4,018

Other comprehensive loss:
Unrealized depreciation on available-for-sale securities:
Unrealized depreciation on available-for-sale securities, net of tax benefit of $(392) for 2005 and $(807) for 2004	(639)	(1,317)
Less reclassification adjustment for realized gains (losses), net of tax expense (benefit) of $0 for 2005 and $0 for 2004	—	—

Net change in unrealized depreciation on available-for-sale securities, net of tax benefit of $(392) for 2005 and $(807) for 2004	(639)	(1,317)

Accumulated other comprehensive loss of equity method investee	(3)	—

Unrealized loss on interest rate swaps:
Unrealized holding losses, net of tax benefit of $(6) for 2005 and $0 for 2004	(10)	—
Less reclassification adjustment to interest income, net of tax expense of $6 for 2005 and $0 for 2004	10	—

Net change in unrealized loss on interest rate swaps, net of tax benefit of $(12) for 2005 and $0 for 2004	(20)	—

Total other comprehensive loss, net of tax	(662)	(1,317)

Comprehensive income	$3,757	$2,701

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

As of June 30, 2005, the Company was the sole shareholder of the following banking subsidiaries:

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

As of June 30, 2005, the Company was the majority, but not sole, shareholder in the following banking subsidiaries:

• Security State Bank of Hamilton (“Hamilton”), located in Hamilton, Illinois, in which the Company owns 92.75% (14,840 shares) of the outstanding voting stock; and

•  Mid-America Bancorp, Inc. (“Mid-America”) (the sole shareholder of Heartland Bank (“Heartland”) located in Leawood, Kansas), in which the Company owns 54.0% (68,000 shares) of the outstanding voting stock.

In addition, as of June 30, 2005, the Company had less than majority ownership interests in several additional banking organizations located in the Midwest and Southeast. Specifically, the Company owned the following percentages of the outstanding voting stock of these additional banking entities:

• 32.8% of New Frontier Bancshares, Inc. (“New Frontier”), the sole shareholder of New Frontier Bank located in St. Charles, Missouri;
• 19.2% of NorthStar Bancshares, Inc. (“NorthStar”), the sole shareholder of NorthStar Bank N.A., located in Liberty, Missouri;
• 5% of GBC Bancorp, Inc. (“GBC”), the sole shareholder of Gwinnett Banking Company, located in Lawrenceville, Georgia; and
• 5% of Integrity Bank, which opened for business July 2004 in Jupiter, Florida.

In March 2005, the Company purchased 5,000 additional shares of Mid-America at a cost of $623,250, and in June 2005, another 15,000 shares at a cost of $2,023,500, which were portions of new stock issuances by Mid-America totaling 37,903 shares. Other shareholders also purchased newly issued shares, reducing the Company’s percentage ownership of Mid-America stock from 54.6% as of December 31, 2004 to 54.0% as of June 30, 2005.

In January 2005, the Company purchased 3,937 additional shares of New Frontier at a cost of $984,250, which was the Company’s pro-rata portion of a new stock issuance by New Frontier totaling 12,000 shares. The Company’s ownership remains at 32.8% as of June 30, 2005. In February 2005, the Company’s Board of Directors approved the purchase of an additional 4,328 shares of New Frontier at a cost of $1,082,000 from existing New Frontier stockholders who plan to tender their shares under New Frontier’s Shareholder Agreement.  This Agreement allows existing shareholders to purchase their pro-rata portion of the tendered shares, as well as their pro-rata portion of any tendered shares not purchased by other shareholders.  As of June 30, 2005, shareholders other than the Company have exercised their right to purchase 1,014 of the shares tendered, with the remaining 3,314 shares to be purchased by the Company at a cost of $828,500.  The Company received approval in July 2005 from the Federal Reserve Board to acquire these additional shares, and anticipates consummating the transaction in the third quarter of 2005.  This purchase will increase the Company’s ownership of New Frontier to 36.5%.  In its July 2005 approval, the Federal Reserve approved the Company increasing its ownership to 39.9% of New Frontier, which the Company will consider if additional shares are tendered for sale.

In March and April 2005, the Company entered into agreements to purchase an additional 63,392 shares of NorthStar at a cost of $1,260,747 from existing NorthStar stockholders who have tendered their shares under NorthStar’s Shareholder Agreement.  This Agreement allows existing shareholders to purchase their pro-rata portion of the tendered shares, as well as their pro-rata portion of any tendered shares not purchased by other shareholders.  Based on the election of other shareholders to purchase their pro-rata portion, the Company will be allowed to purchase a total of 63,392 shares.  In May 2005, the Company received approval for this purchase from the Federal Reserve, and consummated the transaction in June 2005, increasing ownership to 19.2% as of  June 30, 2005.  The Company also has the opportunity to purchase additional shares as part of a new offering by NorthStar of 400,000 shares at $23.50 per share.  Although the May 2005 approval from the Federal Reserve allows the Company to increase its ownership to a maximum of 21.0%, no decision has been made to acquire any additional NorthStar stock beyond the shares purchased in June.

In February 2005, MTSB opened a trust office in the St. Charles, Missouri location of the New Frontier Bank.

In 2004, Marine Bank began construction on a new principal bank building in Carthage, Illinois to be completed in the fall of 2005.  The total building commitment was $2,081,000, of which approximately $1,945,000 had been expended as of June 30, 2005.

In May 2005, Farmers announced the closing of one of its branch locations in St. Joseph, Missouri, effective September 1, 2005.  This action was taken due to the limited activity at that branch. The Company expects the closure to result in enhanced growth for Farmers in that market through more efficient utilization of its resources and the ability to focus its customer service efforts at its two remaining locations in St. Joseph.  The customers will be serviced from the remaining two branches and deposit run-off is not anticipated.

During June 2005, Farmers entered into an employment contract with a licensed securities broker to provide, on behalf of the bank, personal financial advisory services, including the sale of non-deposit investment products through a national securities clearing house.  In the first month of the third quarter, Farmers entered into a similar employment contract with another licensed securities broker.  Compensation for each broker  will be based on a percentage of the commissions generated on the sale of the investment securities.  In addition, Farmers has also entered into advanced compensation agreements with the two brokers, whereby the bank will prepay commissions in three installments over a period of six years.  The Bank will record these payments in “other assets”, which will be amortized to expense as earned.  The broker is responsible for repayment of a proportionate share of the advance if the broker is no longer employed by the bank during any period for which an advanced payment was made.

Results of Operations
Comparison of Operating Results for the Three Months Ended June 30, 2005 and 2004

Overview.  Net income for the three months ended June 30, 2005 was $2,402,000, an increase of $452,000 or 23.2% compared with $1,950,000 for the same period in 2004. The primary factors contributing to the increase in net income were an increase in net interest income of $893,000 and a decrease in noninterest expense of $8,000, partially offset by an increase in provision for loan losses of $281,000, a decrease in noninterest income of $7,000, an increase in minority interest of $106,000, and an increase in provision for income taxes of $55,000.  Basic earnings per share (EPS) for the three months ended June 30, 2005 was $1.22 compared with $.99 for the same period in 2004.

Total assets at June 30, 2005 were $1,078,300,000 compared with $1,040,553,000 at December 31, 2004, an increase of $37,747,000 or 3.6%, primarily attributable to growth of the loan portfolio.  Total loans, including loans held for sale, at June 30, 2005 were $810,706,000 compared with $772,089,000 at December 31, 2004, an increase of $38,617,000 or 5.0%. Total deposits at June 30, 2005 were $898,646,000 compared with $873,427,000 at December 31, 2004, an increase of $25,219,000 or 2.9%. Total stockholders’ equity at June 30, 2005 was $89,727,000 compared with $85,982,000 at December 31, 2004, an increase of $3,745,000 or 4.4%.

The Company’s annualized return on average assets was .91% for the three months ended June 30, 2005, compared with 0.79% for the same period in 2004. The annualized return on average stockholders’ equity was 11.2% for the three months ended June 30, 2005, compared to 9.6% for the same period in 2004.

Net Interest Income. For the three months ended June 30, 2005, net interest income increased $893,000, or 11.2% to $8,869,000 compared with $7,976,000 for the same period in 2004. The increase was primarily due to the increased volumes and rates in loans, plus an increase in net interest margin. For the three months ended June 30, 2005 and 2004, the net interest margin increased by 13 basis points to 3.60% from 3.47% while the net interest spread increased by 9 basis points to 3.31% from 3.22%, respectively.

Interest and dividend income for the three months ended June 30, 2005 increased $2,280,000, or 18.5% to $14,594,000 compared with $12,314,000 for the same period in 2004.  This increase was due primarily to an increase in loan interest income of $2,258,000.  Average total loans for the three months ended June 30, 2005 increased $78,020,000, or 10.9% to $796,772,000 compared with $718,752,000 for the same period in 2004, while the average yield on total loans increased 56 basis points to 6.43% from 5.87% for the same period. Average total investments for the three months ended June 30, 2005 decreased $12,840,000 or 7.0% to $171,850,000 compared with $184,690,000 for the same period in 2004, while the average yield on investments increased 25 basis points to 3.89% for the same period. For the three months ended June 30, 2005, compared to the same period in 2004, the yield on total average earning assets increased by 58 basis points to 5.93% from 5.35%.

Interest expense for the three months ended June 30, 2005 increased $1,387,000, or 32.0% to $5,725,000 compared with $4,338,000 for the same period in 2004.  This increase was due primarily to increases in interest expense on deposits of $1,242,000 and on short-term borrowings of $124,000.  Average total interest-bearing deposits for the three months ended June 30, 2005 increased $57,003,000, or 7.7% to $799,722,000 compared with $742,719,000 for the same period in 2004, while the average cost of funds on total interest-bearing deposits increased 48 basis points to 2.48% from 2.00% for the same period. Average total short-term borrowings for the three months ended June 30, 2005 increased $8,378,000, or 55.6% to $23,453,000 compared with $15,075,000 for the same period in 2004, while the average cost of funds on  short-term borrowings increased 166 basis points to 2.93% for the same period. For the three months ended June 30, 2005, compared to the same period in 2004, the cost of funds on total average interest-bearing liabilities increased by 49 basis points to 2.62% from 2.13%.

The following table sets forth for the periods indicated an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities and the net interest margin on average total interest-earning assets for the same periods. All average balances are daily average balances and nonaccruing loans have been included in the table as loans carrying a zero yield.

	For the three months ended June 30

	2005			2004

	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate

	(dollars in thousands)
Assets
Interest-bearing demand deposits	$9,038	$47	1.99%	$10,003	$21.84%
Federal funds sold	1,268	9	2.84%	1,541	3.78%
Securities:
Taxable
U.S. treasuries and government agencies	5,910	49	3.32%	3,658	37	4.05%
Mortgage-backed securities	56,742	595	4.19%	75,563	716	3.79%
Other securities	65,111	595	3.66%	67,370	567	3.37%

Total taxable	127,763	1,239	3.88%	146,591	1,320	3.60%
Non-taxable — State and political subdivision (3)	44,087	430	3.90%	38,099	363	3.81%
Loans (net of unearned discount) (1)(2)	796,772	12,807	6.43%	718,752	10,549	5.87%
Federal Home Loan Bank stock	5,256	62	4.79%	4,950	58	4.69%

Total interest-earning assets (1)	$984,184	$14,594	5.93%	$919,936	$12,314	5.35%

Cash and due from banks	$22,742			$21,591
Interest receivable	6,338			5,770
Foreclosed assets held for sale, net	733			786
Equity method investments in common stock	5,859			4,701
Cost method investments in common stock	1,849			1,849
Cash surrender value of life insurance	15,545			14,952
Premises and equipment	16,909			15,804
Other	13,951			11,303
Allowance for loan losses	(7,349)			(6,699)

Total assets	$1,060,761			$989,993

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$111,741	$257.92%		$111,713	$120.43%
Savings deposits	56,698	138.97%		46,333	37.32%
Money-market deposits	100,888	456	1.81%	95,314	212.89%
Time and brokered time deposits	530,395	4,108	3.10%	489,359	3,348	2.74%
Short-term borrowings	23,453	172	2.93%	15,075	48	1.27%
Long-term borrowings	49,550	594	4.80%	56,390	573	4.06%

Total interest-bearing liabilities	$872,725	$5,725	2.62%	$814,184	$4,338	2.13%

Demand deposits	$90,661			$86,070
Interest payable	2,617			2,021
Other liabilities	4,396			2,926
Minority interest	4,644			3,124
Stockholders’ equity	85,718			81,668

Total liabilities and stockholders’ equity	$1,060,761			$989,993

Interest spread			3.31%			3.22%
Net interest income		$8,869			$7,976
Net interest margin			3.60%			3.47%
Interest-earning assets to interest-bearing liabilities	112.77%			112.99%

(1) Non-accrual loans have been included in average loans, net of unearned discount
(2) Includes loans held for sale
(3) The tax exempt income for state and political subdivisions in not recorded on a tax equivalent basis.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) attributable to changes in volume and changes in interest rates. For purposes of these tables, changes attributable to both volume and rate have been allocated proportionately to the change due to volume and rate.

	For the three months ended June 30, 2005 versus 2004

	Increase (Decrease) Due to Change in

	Volume	Rate	Total

Increase (decrease) in interest income:
Interest-bearing bank deposits	$(2)	$28	$26
Federal funds sold	(1)	7	6
Investment securities:
U.S. Treasuries and Agencies	20	(8)	12
Mortgage-backed securities	(192)	71	(121)
States and political subdivision (1)	58	9	67
Other securities	(19)	47	28
Loans (net of unearned discounts)	1,203	1,055	2,258
Federal Home Loan Bank stock	4	—	4

Change in interest income (1)	1,071	1,209	2,280

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	—	137	137
Savings deposits	10	91	101
Money-market deposits	13	231	244
Time and brokered time deposits	295	465	760
Short-term borrowings	37	87	124
Long-term debt	(75)	96	21

Change in interest expense	280	1,107	1,387

Increase (decrease) in net interest income (1)	$791	$102	$893

(1) The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.

Provision for Loan Losses. Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the three months ended June 30, 2005, the provision increased by $281,000 to $680,000, compared with $399,000 for the same period in 2004.  The additional expense was primarily due to loan growth and additional net charge-offs in the second quarter of 2005.  The allowance for loan losses at June 30, 2005 was $7,490,000, an increase of $375,000 compared to $7,115,000 at December 31, 2004.  As a percentage of total loans, the allowance for loan losses was .92% at June 30, 2005 and December 31, 2004.  As of June 30, 2005, non-performing loans decreased to $3,917,000, or .48% of total loans, compared with $4,507,000, or .58% of total loans as of December 31, 2004.

Noninterest Income. Noninterest income for the three months ended June 30, 2005 decreased $7,000 to $1,985,000 compared with $1,992,000 for the same period in 2004.  The decrease in noninterest income was due to a decrease in customer service fees and income on cash surrender value of life insurance, partially offset by an increase in income from fiduciary activities.  The decrease in customer service fees reflects a reduction in checks processed as more payments are handled electronically.  The decrease in income on cash surrender value of life insurance is due to a reduction in the interest rates credited to the policy values.  The increase in income on fiduciary activities is attributable to growth in assets under management by the Company’s trust department.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended June 30

	2005	2004

Fiduciary activities	$448	$421
Customer service fees	866	894
Other service charges and fees	269	256
Net gains on loan sales	125	108
Loan servicing fees	94	91
Net increase in cash surrender value of life insurance	140	160
Income on equity method investments in common stock	41	52
Other	2	10

Total noninterest income	$1,985	$1,992

Noninterest Expense. For the three months ended June 30, 2005, noninterest expense decreased $8,000, or .12% to $6,638,000 compared with $6,646,000 for the same period in 2004.  The decrease in noninterest expense was primarily due to a decrease in other noninterest expense, partially offset by additional salaries and employee benefits.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended June 30

	2005	2004

Salaries and employee benefits	$3,795	$3,717
Net occupancy expense	387	379
Equipment expense	428	414
Deposit insurance premium	29	31
Professional fees	419	413
Postage and supplies	197	214
Amortization of mortgage servicing rights	42	68
Other	1,341	1,410

Total noninterest expense	$6,638	$6,646

Salaries and employee benefits increased $78,000 or 2.1% for the three months ended June 30, 2005 to $3,795,000, from $3,717,000 for the same period in 2004, due primarily to cost-of-living increases.  As a percent of average assets, salaries and employee benefits decreased to 1.43% for the three months ended June 30, 2005, compared to 1.51% for the same period in 2004. The Company had 306 full-time equivalent employees at June 30, 2005 compared to 318 at June 30, 2004, a decrease of 12 full-time equivalent employees, primarily due to the sale of Mid-America’s branch facility in Jewell, Kansas in 2004.

Other noninterest expense decreased $69,000 or 4.9% for the three months ended June 30, 2005 to $1,341,000, from $1,410,000 for the same period in 2004, primarily due to decreased marketing expense.

Minority Interest.  For the three months ended June 30, 2005, minority interest increased $106,000, to $133,000 compared with $27,000 for the same period in 2004, due to the improvement in Mid-America’s net income in 2005.  For the three months ended June 30, 2005,  Mid-America’s pre-consolidated net income was $283,000, an increase of $237,000 compared to $46,000 for the same period in 2004.

Provision for Income Taxes.  The effective tax rate was 29.4% for the three months ended June 30, 2005 compared to 32.7% for the same period in 2004, due primarily to an increase in tax-exempt loan and securities interest income in 2005.

Results of Operations
Comparison of Operating Results for the Six Months Ended June 30, 2005 and 2004

Overview.  Net income for the six months ended June 30, 2005 was $4,419,000, an increase of $401,000 or 10.0% compared with $4,018,000 for the same period in 2004. The primary factors contributing to the increase in net income were an increase in net interest income of $1,936,000, partially offset by a decrease in noninterest income of $13,000, an increase in provision for loan losses of $429,000, an increase in noninterest expense of $817,000, an increase in minority interest of $175,000 and an increase in provision for income taxes of $101,000.  Basic earnings per share (EPS) for the six months ended June 30, 2005 was $2.25 compared with $2.05 for the same period in 2004.

The Company’s annualized return on average assets was .85% for the six months ended June 30, 2005, compared with 0.83% for the same period in 2004. The annualized return on average stockholders’ equity was 10.3% for the six months ended June 30, 2005, compared to 9.9% for the same period in 2004.

Net Interest Income. For the six months ended June 30, 2005, net interest income increased $1,936,000, or 12.7% to $17,213,000 compared with $15,277,000 for the same period in 2004. The increase was primarily due to the increased volumes and rates in loans, plus an increase in net interest margin. For the six months ended June 30, 2005 and 2004, the net interest margin increased by 15 basis points to 3.53% from 3.38% while the net interest spread increased by 10 basis points to 3.24% from 3.14%, respectively.

Interest and dividend income for the six months ended June 30, 2005 increased $4,366,000, or 18.4% to $28,121,000 compared with $23,755,000 for the same period in 2004.  This increase was due primarily to an increase in loan interest income of $4,531,000, partially offset by a decrease in securities interest income of $197,000.  Average total loans for the six months ended June 30, 2005 increased $81,847,000 or 11.7% to $784,366,000 compared with $702,519,000 for the same period in 2004, while the average yield on total loans increased 56 basis points to 6.26%  from 5.70%for the same period. Average total investments for the six months ended June 30, 2005 decreased $15,491,000 or 8.3% to $171,233,000 compared with $186,724,000 for the same period in 2004, while the average yield on investments remained at 3.83% for both periods. For the six months ended June 30, 2005, compared to the same period in 2004, the yield on total average earning assets increased by 52 basis points to 5.77% from 5.25%.

Interest expense for the six months ended June 30, 2005 increased $2,430,000, or 28.7% to $10,908,000 compared with $8,478,000 for the same period in 2004.  This increase was due primarily to increases in interest expense on deposits of $2,223,000 and interest expense on short-term borrowings of $180,000.  Average total interest-bearing deposits for the six months ended June 30, 2005 increased $62,507,000, or 8.6% to $792,483,000 compared with $729,976,000 for the same period in 2004, while the average cost of funds on total interest-bearing deposits increased 41 basis points to 2.39% from 1.98% for the same period. Average total short-term borrowings for the six months ended June 30, 2005 increased $6,117,000, or 39.8% to $21,474,000 compared with $15,357,000 for the same period in 2004, while the average cost of funds on  short-term borrowings increased 132 basis points to 2.58% for the same period. For the six months ended June 30, 2005, compared to the same period in 2004, the cost of funds on total average interest-bearing liabilities increased by 41 basis points to 2.53% from 2.12%.

The following table sets forth for the periods indicated an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities and the net interest margin on average total interest-earning assets for the same periods. All average balances are daily average balances and nonaccruing loans have been included in the table as loans carrying a zero yield.

	For the six months ended June 30

	2005			2004

	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate

	(dollars in thousands)
Assets
Interest-bearing demand deposits	$10,158	$111	2.17%	$9,511	$40.84%
Federal funds sold	4,423	53	2.40%	1,538	7.91%
Securities:
Taxable
U.S. treasuries and government agencies	6,176	92	2.98%	4,483	96	4.28%
Mortgage-backed securities	58,409	1,208	4.14%	79,069	1,533	3.88%
Other securities	65,290	1,177	3.61%	63,688	1,155	3.63%

Total taxable	129,875	2,477	3.81%	147,240	2,784	3.78%
Non-taxable — State and political subdivision (3)	41,358	803	3.88%	39,484	795	4.03%
Loans (net of unearned discount) (1)(2)	784,366	24,554	6.26%	702,519	20,023	5.70%
Federal Home Loan Bank stock	5,190	123	4.74%	4,756	106	4.46%

Total interest-earning assets (1)	$975,370	$28,121	5.77%	$905,048	$23,755	5.25%

Cash and due from banks	$23,042			$22,444
Interest receivable	6,252			5,880
Foreclosed assets held for sale, net	618			788
Equity method investments in common stock	5,859			4,688
Cost method investments in common stock	1,849			1,849
Cash surrender value of life insurance	15,469			14,869
Premises and equipment	16,629			15,816
Other	13,601			10,970
Allowance for loan loss	(7,299)			(6,561)

Total assets	$1,051,390			$975,791

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$112,121	$480.86%		$109,348	$213.39%
Savings deposits	55,823	266.95%		42,921	90.42%
Money-market deposits	96,316	766	1.59%	96,168	388.81%
Time and brokered time deposits	528,223	7,949	3.01%	481,539	6,548	2.72%
Short-term borrowings	21,474	277	2.58%	15,357	97	1.26%
Long-term borrowings	49,930	1,170	4.69%	56,326	1,142	4.05%

Total interest-bearing liabilities	$863,887	$10,908	2.53%	$801,659	$8,478	2.12%

Demand deposits	$90,558			$84,429
Interest payable	2,513			2,022
Other liabilities	4,314			2,958
Minority interest	3,605			3,107
Stockholders’ equity	86,513			81,618

Total liabilities and stockholders’ equity	$1,051,390			$975,793

Interest spread			3.24%			3.14%
Net interest income		$17,213			$15,277
Net interest margin			3.53%			3.38%
Interest-earning assets to interest-bearing liabilities	112.90%			112.90%

(1) Non-accrual loans have been included in average loans, net of unearned discount
(2) Includes loans held for sale
(3) The tax exempt income for state and political subdivisions in not recorded on a tax equivalent basis.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) attributable to changes in volume and changes in interest rates. For purposes of these tables, changes attributable to both volume and rate have been allocated proportionately to the change due to volume and rate.

	For the six months ended June 30, 2005 versus 2004

	Increase (Decrease) Due to Change in

	Volume	Rate	Total

Increase (decrease) in interest income:
Interest-bearing bank deposits	$3	$68	$71
Federal funds sold	25	21	46
Investment securities:
U.S. Treasuries and Agencies	30	(34)	(4)
Mortgage-backed securities	(422)	97	(325)
States and political subdivision (1)	37	(29)	8
Other securities	29	(7)	22
Loans (net of unearned discounts)	2,457	2,074	4,531
Federal Home Loan Bank stock	10	7	17

Change in interest income (1)	2,169	2,197	4,366

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	6	261	267
Savings deposits	34	142	176
Money-market deposits	1	378	379
Time and brokered time deposits	669	731	1,400
Short-term borrowings	54	117	171
Long-term debt	(137)	174	37

Change in interest expense	627	1,803	2,430

Increase (decrease) in net interest income (1)	$1,542	$394	$1,936

(1) The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.

Provision for Loan Losses. Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the six months ended June 30, 2005, the provision increased by $429,000 to $1,229,000, compared with $800,000 for the same period in 2004.  The additional expense was primarily due to loan growth and additional net charge-offs in 2005.  The allowance for loan losses at June 30, 2005 was $7,490,000, an increase of $375,000 compared to $7,115,000 at December 31, 2004.  As a percentage of total loans, the allowance for loan losses was .92% at June 30, 2005 and December 31, 2004.  As of June 30, 2005, non-performing loans decreased to $3,917,000, or .48% of total loans, compared with $4,507,000, or .58% of total loans as of December 31, 2004.

Noninterest Income. Noninterest income for the six months ended June 30, 2005 decreased $13,000 to $3,969,000 compared with $3,982,000 for the same period in 2004.  The decrease in noninterest income was due to a decrease in income on equity method investments in common stock, partially offset by an increase in other services charges and fees and other noninterest income.  The Company’s equity method investment in New Frontier experienced reduced earnings for the six months ended June 30, 2005 compared to the same period in 2004, largely as a result of significant overhead expenses related to establishment of a new branch location.  The increase in other service charges and fees was due to enhanced efforts by the Company to assess fees for various ancillary customer and non-customer banking services.  The increase in other noninterest income was primarily due to increases in discount brokerage fees and credit card processing fees.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Six Months Ended June 30

	2005	2004

Fiduciary activities	$898	$849
Customer service fees	1,603	1,658
Other service charges and fees	545	477
Net gains on loan sales	215	252
Net gains on sales of foreclosed assets	27	—
Loan servicing fees	169	183
Net increase in cash surrender value of life insurance	292	331
Income on equity method investments in common stock	54	170
Other	166	62

Total noninterest income	$3,969	$3,982

Noninterest Expense. For the six months ended June 30, 2005, noninterest expense increased $817,000, or 6.4% to $13,490,000 compared with $12,673,000 for the same period in 2004.  The increase in noninterest expense was primarily due to additional salaries and employee benefits and other noninterest expense.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Six Months Ended June 30

	2005	2004

Salaries and employee benefits	$7,897	$7,232
Net occupancy expense	771	735
Equipment expense	823	799
Deposit insurance premium	63	62
Professional fees	717	662
Postage and supplies	439	421
Amortization of mortgage servicing rights	68	123
Other	2,712	2,639

Total noninterest expense	$13,490	$12,673

Salaries and employee benefits increased $665,000 or 9.2% for the six months ended June 30, 2005 to $7,897,000, from $7,232,000 for the same period in 2004.  Approximately $231,000 of this increase was attributable to Mid-America, which for 2004 included only the expenses for the period March 1, 2004 through June 30, 2004, due to the Company acquiring control on February 29, 2004, but for 2005 included the entire first six months.   Another $203,000 of this increase was due to an adjustment of the discount rate from 7.25% to 5.50% used to determine the liability for post-retirement benefits. The remainder of the increase was due primarily to cost-of-living increases in salaries and employee benefits.  As a percent of average assets, salaries and employee benefits increased to 1.51% for the six months ended June 30, 2005, compared to 1.49% for the same period in 2004. The Company had 306 full-time equivalent employees at June 30, 2005 compared to 318 at June 30,  2004, a decrease of 12 full-time equivalent employees, primarily due to the sale of Mid-America’s branch facility in Jewell, Kansas in 2004.

Other noninterest expense increased $73,000 or 2.8% for the six months ended June 30, 2005 to $2,712,000, from $2,639,000 for the same period in 2004, primarily  attributable to Mid-America, which for 2004 included only the expenses for the period March 1, 2004 through June 30, 2004, due to the Company acquiring control on February 29, 2004, but for 2005 included the entire first six months.

Minority Interest.  For the six months ended June 30, 2005, minority interest increased $175,000, to $227,000 compared with $52,000 for the same period in 2004, due to the improvement in Mid-America’s net income in 2005.  For the six months ended June 30, 2005,  Mid-America’s pre-consolidated net income was $473,000, an increase of $392,000 compared to $81,000 for the same period in 2004.

Provision for Income Taxes.  The effective tax rate was 29.1% for the six-month period ended June 30, 2005, a slight decrease compared to 29.9% for the same period in 2004, due to an increase in tax-exempt loans and securities interest income in 2005.

Financial Condition
June 30, 2005 Compared to December 31, 2004

Loan Portfolio. Total loans, including loans held for sale, increased $38,617,000 or 5.0% to $810,706,000 as of June 30, 2005 from $772,089,000 as of December 31, 2004. Approximately $22,000,000 of the growth in loans occurred at Mid-America during the first six months of 2005, while the Company’s other subsidiaries experienced moderate growth.  At June 30, 2005 and December 31, 2004, the ratio of total loans to total deposits was 90.2 % and 88.4%, respectively. For the same periods, total loans represented 75.2% and 74.2% of total assets, respectively.

The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	June 30, 2005		December 31, 2004

	Amount	Percent	Amount	Percent

	(dollars in thousands)
Commercial, financial, and agricultural	$219,884	27.12%	$233,561	30.25%
Real estate — farmland	66,265	8.17%	64,891	8.40%
Real estate — construction	42,219	5.21%	28,105	3.64%
Real estate — mortgage	372,413	45.94%	351,348	45.51%
Installment loans to individuals	109,925	13.56%	94,184	12.20%

Total loans	810,706	100.00%	772,089	100.00%
Allowance for loan losses	7,490		7,115

Total loans, including loans held for sale, net of allowance for loan losses	$803,216		$764,974

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

Total nonperforming loans decreased to $3,917,000 as of June 30, 2005 from $4,507,000 as of December 31, 2004, while total nonperforming loans and nonperforming other assets decreased to $4,883,000 as of June 30, 2005 from $5,084,000 as of December 31, 2004. These decreases reflect improved overall economic conditions in the Company’s markets, as well as strong performance in the agricultural sector as favorable weather conditions in the 2004 growing seasons produced excellent crop yields. The ratio of nonperforming loans to total loans decreased to .48% as of June 30, 2005 from 0.58% as of December 31, 2004. The ratio of nonperforming loans and nonperforming other assets to total loans decreased to .60% as of June 30, 2005 from .66% as of December 31, 2004.

The 2005 growing season in the Company’s markets has been marked by near-drought conditions in certain areas so far.  Continuing bad weather in 2005 could have a negative impact on the Company’s nonperforming loan totals in the agricultural portfolio, and lead to additional charge-offs in the future.  However, crop insurance and federal agricultural subsidies could be mitigating factors for certain borrowers affected by poor crop yields.  The Company is monitoring these loans for indications of potential declines in credit quality, and will adjust the allowance for loan losses as necessary.

The following table presents information regarding nonperforming assets at the dates indicated:

	June 30, 2005	December 31, 2004

Nonaccrual loans
Commercial, financial, and agricultural	$1,189	$1,477
Real estate — farmland	220	357
Real estate — construction	1	66
Real estate — mortgage	752	804
Installment loans to individuals	465	353

Total nonaccrual loans	2,627	3,057
Loans 90 days past due and still accruing	1,283	1,009
Restructured loans	7	441

Total nonperforming loans	3,917	4,507

Repossessed assets	966	577
Other assets acquired in satisfaction of debt previously contracted	—	—

Total nonperforming other assets	966	577

Total nonperforming loans and nonperforming other assets	$4,883	$5,084

Nonperforming loans to loans, before allowance for loan losses	.48%	0.58%
Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	.60%	0.66%

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

The allowance for loan losses increased $375,000 to $7,490,000 as of June 30, 2005 from $7,115,000 as of December 31, 2004. Provision for loan losses was $1,229,000 and net charge-offs were $854,000 for the six months ended June 30, 2005. The allowance for loan losses as a percent of total loans remained steady at .92% as of June 30, 2005 and December 31, 2004. As a percent of nonperforming loans, the allowance for loan losses increased to 191.22% as of June 30, 2005 from 157.87% as of December 31, 2004.

The following table presents for the periods ended an analysis of the allowance for loan losses and other related data:

	As of and for the Six Months Ended June 30, 2005	As of and for the Year Ended December 31, 2004

Average loans outstanding during period	$784,366	$728,388

Allowance for loan losses:
Balance at beginning of period	$7,115	$5,830

Loans charged-off:
Commercial, financial, and agricultural	380	376
Real estate — farmland	80	—
Real estate — construction	—	—
Real estate — mortgage	87	169
Installment loans to individuals	472	790

Total charge-offs	1,019	1,335

Recoveries
Commercial, financial, and agricultural	60	142
Real estate — farmland	—	34
Real estate — construction	2	5
Real estate — mortgage	16	70
Installment loans to individuals	87	147

Total recoveries	165	398

Net charge-offs	854	937
Provision for loan losses	1,229	1,746
Adjustments	—	476

Balance at end of period	$7,490	$7,115

Allowance for loan losses as a percent of total loans outstanding at period end	.92%	0.92%

Allowance for loan losses as a percent of total nonperforming loans	191.22%	157.87%

Ratio of net charge-offs to average total loans	0.11%	0.13%

Securities. The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality.

The Company has classified securities as both available-for-sale and held-to-maturity as of June 30, 2005. Available-for-sale securities are held with the option of their disposal in the foreseeable future to meet investment objectives, liquidity needs or other operational needs. Securities available-for-sale are carried at fair value. Held-to-maturity securities are those securities for which the Company has the positive intent and ability to hold until maturity, and are carried at historical cost adjusted for amortization of premiums and accretion of discounts.

As of June 30, 2005, the fair value of the available-for-sale securities was $157,443,000 and the amortized cost was $157,086,000 for a net unrealized gain of $357,000.  The after-tax effect of this unrealized gain was $227,000 and has been included in stockholders’ equity. As of December 31, 2004, the fair value of the available-for-sale securities was $153,481,000 and the amortized cost was $151,928,000 for a net unrealized gain of $1,553,000, and an after-tax unrealized gain of $949,000. Fluctuations in net unrealized gain on available-for-sale securities are due primarily to increases or decreases in prevailing interest rates for the types of securities held in the portfolio.

As of June 30, 2005, the amortized cost of held-to-maturity securities was $17,351,000, a decrease of $2,539,000 from the December 31, 2004 amortized cost of $19,890,000.

Deposits. Total deposits increased $25,219,000 or 2.9% to $898,646,000 as of June 30, 2005 from $873,427,000 as of December 31, 2004. Noninterest-bearing deposits decreased $7,442,000 or 7.8% to $88,344,000 as of June 30, 2005 from $95,786,000 as of December 31, 2004, while interest-bearing deposits increased $32,661,000 or 4.2% to $810,302,000 as of June 30, 2005 from $777,641,000 as of December 31, 2004.  Of the increase in total deposits, approximately $18,100,000 was attributable to deposit growth at Mid-America, which served to partially fund the loan growth experienced at that subsidiary.

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

As of June 30, 2005, short-term borrowings were $29,711,000, an increase of $8,326,000 from $21,385,000 as of December 31, 2004, and long-term borrowings were $47,175,000 as of June 30, 2005, a decrease of $2,583,000 from $49,758,000 as of December 31, 2004.  The increase in short-term borrowings as of June 30, 2005 coincided with a decrease in noninterest-bearing deposits that occurred at the end of the quarter as the result of normal fluctuations in the balances of several large commercial depositors.  The deposit run-off is expected to be a temporary situation, and the increased borrowings were necessary to maintain adequate liquidity until deposit balances return to normal levels.

As of June 30, 2005, long-term FHLB borrowings totaled $37,475,000, with maturities ranging from the years 2006 to 2011 and interest rates ranging from 1.88% to 5.42%.  As of June 30, 2005, the correspondent bank revolving credit line totaled $9,700,000, and is due June 30, 2006, with interest payable quarterly at 1.5% below prime.  The interest rate at June 30, 2005 was 4.75%.  This amount increased $1,667,000 from the balance at December 31, 2004, and was utilized to partially fund the purchases of additional shares of New Frontier and NorthStar.

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

The Company’s most liquid assets are cash and due from banks, interest-bearing demand deposits, and federal funds sold.  The balances of these assets are dependent on the Company’s operating, investing, lending, and financing activities during any given period.  As of June 30, 2005, cash and cash equivalents totaled $32,518,000, a decrease of $7,201,000 from $39,719,000 as of December 31, 2004.  This decrease was the result of normal fluctuations in the Company’s cash flow requirements for funding loan growth and deposit withdrawals, and is expected to return to normal levels.  The average balance of cash and cash equivalents for the six months ended June 30, 2005 was $37,623,000, compared to $33,493,000 for the same period in 2004.

The Company’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayment, sales of loans, and capital funds. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank.

The Company has a building commitment of $2,081,000 for the new main banking center in Carthage, Illinois, of which approximately $1,945,000 had been expended as of June 30, 2005.  The Company has no other signed commitments for purchase obligations or long-term obligations.

Capital Resources. Other than the issuance of common stock, the Company’s primary source of capital is net income retained by the Company. During the six months ended June 30, 2005, the Company earned $4,419,000 and paid dividends of $236,000 to stockholders, resulting in a retention of current earnings of $4,183,000. During the year ended December 31, 2004, the Company earned $8,318,000 and paid dividends of $1,453,000 to stockholders, resulting in a retention of current earnings of $6,865,000.   As of June 30, 2005, total stockholders’ equity was $89,727,000, an increase of $3,745,000 from $85,982,000 as of December 31, 2004.  This increase was primarily due to the retention of earnings for the first six months of 2005, offset by a reduction in accumulated other comprehensive income.  The reduction in accumulated other comprehensive income was primarily a result of the after-tax effect of the decline in market value of the Company’s available-for-sale securities.

The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of June 30, 2005, the Company exceeds these regulatory capital guidelines. Likewise, the individual ratios for each of the Company’s bank subsidiaries also exceed the regulatory guidelines.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On May 23, 2005, the Company held its Annual Meeting of Stockholders for the purposes of (1) electing the directors of the Company, (2) considering and acting upon the 2005 Equity Incentive Plan and (3) considering and acting upon ratification of the selection of the accounting firm of BKD, LLP as the independent auditors of the Company for the year ending December 31, 2005.

The stockholders elected the following individuals to serve as directors of the Company until the 2006 Annual Meeting of the Stockholders and until their respective successors are duly elected and qualified or until their respective earlier resignation or removal.

	For	Withheld

Michael J. Foster	1,376,986	248,360
William G. Keller, Jr.	1,378,086	247,260
Harold W. Knapheide, III	1,378,086	247,260
Frank H. Musholt	1,378,086	247,260
Walter D. Stevenson, III	1,378,086	247,260
Dan S. Dugan	1,376,471	248,875
Ted T. Awerkamp	1,376,786	248,560

The stockholders did not approve the 2005 Equity Incentive Plan by the following vote: 615,284, for; 766,665, against; 3,347, abstentions; and 240,050, broker non-votes.

The stockholders ratified the selection of BKD, LLP as the Company’s auditors for the year ending December 31, 2005 by the following vote: 1,615,849, for; 6,905, against; and 2,592 abstentions.  There were no  broker non-votes.

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

MERCANTILE BANCORP, INC.

Date: August 12, 2005	By:	/s/ DAN S. DUGAN

Dan S. Dugan
President, Chief Executive Officer and Chairman
(principal executive officer)

Date: August 12, 2005	By:	/s/ MICHAEL P. MCGRATH

Michael P. McGrath
Vice President, Treasurer and
Chief Financial Officer
(principal financial officer/
principal accounting officer)