Form 10-Q
period 2005-09-30
Mercantile Bancorp, Inc.
filed 2005-11-14
CIK 1289701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of November 9, 2005 the number of outstanding shares of Common Stock, par value $1.25 per share was 1,949,875.

MERCANTILE BANCORP, INC.

FORM 10-Q

September 30, 2005
TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

MERCANTILE BANCORP, INC.
Consolidated Balance Sheets
(In thousands, except par value and share data)

	September 30, 2005	December 31, 2004

	(Unaudited)
Assets
Cash and due from banks	$26,438	$24,356
Interest-bearing demand deposits	8,500	10,098
Federal funds sold	20,114	5,265

Cash and cash equivalents	55,052	39,719

Available-for-sale securities	153,282	153,481
Held-to-maturity securities	16,167	19,890
Loans held for sale	2,976	3,367
Loans, net of allowance for loan losses of $7,751 and $7,115	812,894	761,607
Interest receivable	8,063	6,518
Foreclosed assets held for sale, net	420	523
Federal Home Loan Bank stock	5,406	5,100
Equity method investments in common stock	7,084	4,760
Cost method investments in common stock	2,159	1,849
Deferred income taxes	3,272	1,978
Mortgage servicing rights	1,015	998
Cash surrender value of life insurance	15,766	15,324
Premises and equipment	18,016	16,059
Goodwill	5,208	5,208
Core deposit intangibles	2,199	1,203
Other	4,150	2,969

Total assets	$1,113,129	$1,040,553

Liabilities and Stockholders’ Equity
Deposits
Demand	$100,386	$95,786
Savings, NOW and money market	263,424	255,705
Time	453,794	430,372
Brokered time	113,682	91,564

Total deposits	931,286	873,427

Interest rate swaps at fair value	238	123
Short-term borrowings	17,061	21,385
Long-term borrowings	57,720	49,758
Interest payable	3,006	2,146
Other	5,795	4,294

Total liabilities	1,015,106	951,133

Commitments and Contingent Liabilities
Minority Interest	6,597	3,438

Stockholders’ Equity
Common stock, $1.25 par value; authorized 12,000,000 shares; 1,974,930 shares issued and 1,955,970 and 1,963,680 shares outstanding	2,469	2,469
Additional paid-in capital	12,905	12,624
Retained earnings	77,140	70,453
Accumulated other comprehensive income (loss)	(214)	857

	92,300	86,403
Treasury stock, at cost — 18,960 and 11,250 shares	(874)	(421)

Total stockholders’ equity	91,426	85,982

Total liabilities and stockholders’ equity	$1,113,129	$1,040,553

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Interest and Dividend Income
Loans
Taxable	$13,300	$10,606	$37,523	$30,356
Tax exempt	189	135	520	408
Securities
Taxable	1,235	1,274	3,669	3,913
Tax exempt	495	388	1,298	1,183
Federal funds sold	48	18	101	25
Dividends on Federal Home Loan Bank Stock	58	80	181	186
Deposits with financial institutions and other	65	70	219	255

Total interest and dividend income	15,390	12,571	43,511	36,326

Interest Expense
Deposits	5,618	3,995	15,080	11,234
Short-term borrowings	203	86	480	183
Long-term debt	658	534	1,827	1,676

Total interest expense	6,479	4,615	17,387	13,093

Net Interest Income	8,911	7,956	26,124	23,233
Provision for Loan Losses	451	422	1,680	1,222

Net Interest Income After Provision For Loan Losses	8,460	7,534	24,444	22,011

Noninterest Income
Fiduciary activities	451	423	1,349	1,272
Customer service fees	907	910	2,510	2,568
Other service charges and fees	235	234	780	711
Net gains on loan sales	168	117	383	369
Loan servicing fees	110	90	279	273
Net increase in cash surrender value of life insurance	150	138	442	487
Income (loss) on equity method investments in common stock	77	(45)	131	125
Other	60	45	226	107

Total noninterest income	2,158	1,912	6,100	5,912

Noninterest Expense
Salaries and employee benefits	3,976	4,303	11,873	11,535
Net occupancy expense	442	417	1,213	1,152
Equipment expense	408	459	1,231	1,258
Deposit insurance premium	33	29	96	91
Professional fees	376	311	1,093	973
Postage and supplies	212	206	651	627
Net loss on foreclosed assets	85	117	58	117
Amortization of mortgage servicing rights	63	76	131	199
Other	1,465	1,254	4,177	3,911

Total noninterest expense	7,060	7,172	20,523	19,863

Minority Interest	302	30	529	82

Income Before Income Taxes	3,256	2,244	9,492	7,978
Provision For Income Taxes	634	622	2,451	2,338

Net Income	$2,622	$1,622	$7,041	$5,640

Basic Earnings Per Share	$1.34	$.83	$3.59	$2.87

Weighted Average Shares Outstanding	1,961,457	1,963,680	1,962,931	1,963,680

Dividends per share	$.06	$.06	$.18	$.18

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Nine Months Ended September 30	2005	2004

Operating Activities
Net income	$7,041	$5,640
Items not requiring (providing) cash
Depreciation	926	949
Provision for loan losses	1,680	1,222
Amortization of premiums and discounts on securities	751	1,004
Amortization of core deposit intangibles	104	116
Deferred income taxes	(673)	(146)
Net gains on loan sales	(383)	(369)
Net losses on sales of foreclosed assets	58	117
Amortization of mortgage servicing rights	131	199
Income on equity method investments in common stock	(131)	(125)
Federal Home Loan Bank stock dividends	(181)	(180)
Net increase in cash surrender value of life insurance	(442)	(487)
Minority interest in earnings of subsidiaries	529	82
Changes in
Loans originated for sale	(20,434)	(22,402)
Proceeds from sales of loans	21,060	21,658
Interest receivable	(1,545)	(417)
Other assets	(1,181)	(734)
Interest payable	860	242
Other liabilities	1,501	1,296

Net cash provided by operating activities	9,671	7,665

Investing Activities
Cash received in acquisition of Mid-America	—	3,691
Cash paid for additional shares of Mid-America	—	(770)
Purchases of available-for-sale securities	(47,385)	(29,156)
Proceeds from sales of available-for-sale securities	—	2,775
Proceeds from maturities of available-for-sale securities	45,491	32,602
Purchases of held-to-maturity securities	—	(199)
Proceeds from maturities of held-to-maturity securities	3,506	4,950
Net change in loans	(53,388)	(68,348)
Purchases of premises and equipment	(2,883)	(832)
Proceeds from the sales of foreclosed assets	466	729
Purchase of Federal Home Loan Bank stock	(125)	(325)
Purchase of equity method investment in common stock	(3,061)	—
Purchase of cost method investments	(310)	—

Net cash used in investing activities	(57,689)	(54,883)

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	12,319	23,253
Net increase in time and brokered time deposits	45,540	33,350
Net decrease in short-term borrowings	(4,324)	(211)
Proceeds from long-term debt	12,212	3,250
Payments on long-term debt	(4,250)	(4,277)
Proceeds from issuance of stock to minority interest of Mid-America	2,715	257
Repurchase of common stock	(453)	—
Dividends paid	(354)	(353)
Dividends paid to minority interest	(54)	—

Net cash provided by financing activities	63,351	55,269

Increase In Cash and Cash Equivalents	15,333	8,051
Cash and Cash Equivalents, Beginning of Period	39,719	26,768

Cash and Cash Equivalents, End of Period	$55,052	$34,819

Supplemental Cash Flows Information
Interest paid	$16,527	$12,766
Income taxes paid, net of refunds	$2,976	$3,042
Real estate acquired in settlement of loans	$421	$847
Mid-America equity method investment recorded as acquisition	$—	$3,069
Increase in additional paid-in capital due to issuance of stock to minority interest of Mid-America at price over book value	$281	$102
Increase in core deposit intangibles due to purchase of stock of Mid-America at a price over book	$195	$—
Core deposit intangible reclassed to goodwill	$—	$760

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s consolidated financial position at September 30, 2005 and the Company’s consolidated results of operations for the three month and nine month periods ended September 30, 2005 and 2004 and cash flows for the nine month periods ended September 30, 2005 and 2004.  Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 2004 year-end consolidated balance sheet data was derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

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

3. ACCOUNTING CHANGES

In March 2004, the Financial Accounting Standards Board (“FASB”) reached a consensus on Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary.  EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments.  The new disclosure requirements were effective for annual reporting periods ending September 15, 2004 and the new impairment accounting guidance was to become effective for reporting periods beginning after September 15, 2004.  In September 2004, the FASB delayed the effective date of EITF 03-1 for measurement and recognition of impairment losses until implementation guidance is issued.

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the FASB staff to issue a FASB Staff Position (FSP) which will be re-titled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments (“FSP FAS 115-1”). FSP FAS 115-1 will supersede EITF 03-1 and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” FSP FAS 115-1 will replace guidance in EITF 03-1 on loss recognition with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, Accounting For Certain Investments in Debt and Equity Securities (“SFAS 115”).  FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005.  The Company has consistently followed the loss recognition guidance in SFAS 115, so the adoption of FSP FAS 115-1 is not expected to have a significant impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Assets” (“SFAS 153”).  SFAS 153 amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance.   The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after September 15, 2005. The Company does not expect the requirements of SFAS 153 to have a material impact on its financial position or results of operations.

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

In September 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and also applies to all voluntary changes in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Commitments to extend credit totaled $4,042,000 at September 30, 2005 and $3,294,000 at December 31, 2004.

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $9,615,000 at September 30, 2005 and $11,437,000 at December 31, 2004. At September 30, 2005, the outstanding standby letters of credit had a weighted average term of approximately one year. As of September 30, 2005 and December 31, 2004, no liability for the fair value of the Company’s potential obligations under these guarantees has been recorded since the amount is deemed immaterial.

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

6. ACQUISITIONS

During February 2004, the Company purchased additional shares of Mid-America Bancorp, Inc., which increased its ownership to 56.2%.  As a result of the increased ownership, the Company obtained control of Mid-America.  At September 30, 2005, the Company’s ownership was 52.8%.  Effective February 29, 2004, the Company consolidated Mid-America in its financial statements as its investment is majority-owned by the Company.

Mid-America’s results of operations have been reflected in the Company’s consolidated statements of income beginning as of the acquisition date of February 29, 2004.  The following pro forma disclosures, including the effect of the purchase accounting adjustments, depict the results of operations as though the merger had taken place at the beginning of the nine month period ended September 30, 2004:

Net interest income	$23,576
Net income	$5,643
Basic earnings per share	$2.87

7. COMPREHENSIVE INCOME

Comprehensive income components and related taxes were as follows:

	For the Three Months Ended September 30,

	2005	2004

Net income	$2,622	$1,622

Other comprehensive income (loss):
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $(201) for 2005 and $468 for 2004	(343)	768
Less reclassification adjustment for realized gains (losses), net of tax expense (benefit) of $0 for 2005 and $0 for 2004	—	—

Net change in unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $(201) for 2005 and $468 for 2004	(343)	768

Accumulated other comprehensive loss of equity method investee	(15)	(14)

Unrealized loss on interest rate swaps:
Unrealized holding losses, net of tax benefit of $(36) for 2005 and $0 for 2004	(63)	—
Less reclassification adjustment to interest income, net of tax benefit of $(7) for 2005 and $0 for 2004	(12)	—

Net change in unrealized loss on interest rate swaps, net of tax benefit of $(29) for 2005 and $0 for 2004	(51)	—

Total other comprehensive income (loss), net of tax	(409)	754

Comprehensive income	$2,213	$2,376

	For the Nine Months Ended September 30,

	2005	2004

Net income	$7,041	$5,640

Other comprehensive loss:
Unrealized depreciation on available-for-sale securities:
Unrealized depreciation on available-for-sale securities, net of tax benefit of $(593) for 2005 and $(339) for 2004	(982)	(549)
Less reclassification adjustment for realized gains (losses), net of tax expense (benefit) of $0 for 2005 and $0 for 2004	—	—

Net change in unrealized depreciation on available-for-sale securities, net of tax benefit of $(593) for 2005 and $(339) for 2004	(982)	(549)

Accumulated other comprehensive loss of equity method investee	(18)	(14)

Unrealized loss on interest rate swaps:
Unrealized holding losses, net of tax benefit of $(42) for 2005 and $0 for 2004	(73)	—
Less reclassification adjustment to interest income, net of tax benefit of $(1) for 2005 and $0 for 2004	(2)	—

Net change in unrealized loss on interest rate swaps, net of tax benefit of $(41) for 2005 and $0 for 2004	(71)	—

Total other comprehensive loss, net of tax	(1,071)	(563)

Comprehensive income	$5,970	$5,077

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

As of September 30, 2005, the Company was the sole shareholder of the following banking subsidiaries:

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

As of September 30, 2005, the Company was the majority, but not sole, shareholder in the following banking subsidiaries:

• Security State Bank of Hamilton (“Hamilton”), located in Hamilton, Illinois, in which the Company owns 92.75% (14,840 shares) of the outstanding voting stock; and

•      Mid-America Bancorp, Inc. (“Mid-America”) (the sole shareholder of Heartland Bank (“Heartland”) located in Leawood, Kansas), in which the Company owns 52.8% (68,000 shares) of the outstanding voting stock.

In addition, as of September 30, 2005, the Company had less than majority ownership interests in several additional banking organizations located in the Midwest and Southeast. Specifically, the Company owned the following percentages of the outstanding voting stock of these additional banking entities:

• 36.5% of New Frontier Bancshares, Inc. (“New Frontier”), the sole shareholder of New Frontier Bank located in St. Charles, Missouri;
• 19.3% of NorthStar Bancshares, Inc. (“NorthStar”), the sole shareholder of NorthStar Bank N.A., located in Liberty, Missouri;
• 5% of GBC Bancorp, Inc. (“GBC”), the sole shareholder of Gwinnett Banking Company, located in Lawrenceville, Georgia; and
• 5% of Integrity Bank, which opened for business July 2004 in Jupiter, Florida.

In March 2005, the Company purchased 5,000 additional shares of Mid-America at a cost of $623,250, and in June 2005, another 15,000 shares at a cost of $2,023,500, which were portions of new stock issuances by Mid-America totaling 39,876 shares. Other shareholders also purchased newly issued shares during the nine months ended September 30, 2005, reducing the Company’s percentage ownership of Mid-America stock from 54.6% as of December 31, 2004 to 52.8% as of September 30, 2005.  On October 25, 2005, the Company purchased an additional 13,600 shares at a cost of $2,021,096.  This was also a portion of a new stock issuance by Mid-America totaling 14,412 shares and resulted in the Company’s percentage ownership increasing to 57.0% as of the date of the purchase.

In January 2005, the Company purchased 3,937 additional shares of New Frontier at a cost of $984,250, which was the Company’s pro-rata portion of a new stock issuance by New Frontier totaling 12,000 shares. In August 2005, the Company purchased an additional 3,314 shares of New Frontier at a cost of $828,500 from existing New Frontier stockholders who tendered their shares under New Frontier’s Shareholder Agreement.  This Agreement allows existing shareholders to purchase their pro-rata portion of the tendered shares, as well as their pro-rata portion of any tendered shares not purchased by other shareholders.  Shareholders other than the Company exercised their right to purchase 1,014 of the shares tendered.  As a result of the August 2005 purchase, the Company’s ownership of New Frontier increased to 36.5%.  In July 2005, the Federal Reserve had approved the Company increasing its ownership to 39.9% of New Frontier, and the Company will consider additional acquisitions if additional shares are tendered for sale.

In June 2005, the Company purchased an additional 63,392 shares of NorthStar at a cost of $1,260,747 from existing NorthStar stockholders who have tendered their shares under NorthStar’s Shareholder Agreement.  This Agreement allows existing shareholders to purchase their pro-rata portion of the tendered shares, as well as their pro-rata portion of any tendered shares not purchased by other shareholders.  This purchase increased the Company’s ownership of NorthStar to 19.3% as of September 30, 2005.  The Company also has the opportunity to purchase additional shares as part of a new offering by NorthStar of 400,000 shares at $23.50 per share.  Although the May 2005 approval from the Federal Reserve of the shares purchased in June allows the Company to increase its ownership to a maximum of 21.0%, no decision has been made to acquire any additional NorthStar stock beyond the shares purchased in June.

In February 2005, MTSB opened a trust office in the St. Charles, Missouri location of the New Frontier Bank.

In 2004, Marine Bank began construction on a new principal bank building in Carthage, Illinois.  The original building commitment was $2,081,000, but contract changes and additions resulted in approximately $2,457,000 being expended as of September 30, 2005.  The construction was substantially complete as of September 30, 2005, and the facility opened for business on October 11, 2005.

Farmers closed one of its branch locations in St. Joseph, Missouri, effective September 1, 2005.  This action was taken due to the limited activity at that branch. The Company expects the closure to result in enhanced growth for Farmers in that market through more efficient utilization of its resources and the ability to focus its customer service efforts at its two remaining locations in St. Joseph.  The customers will be serviced from the remaining two branches and deposit run-off is not anticipated.

During June 2005, Farmers entered into an employment contract with a licensed securities broker to provide, on behalf of the bank, personal financial advisory services, including the sale of non-deposit investment products through a national securities clearing house.  In the third quarter of 2005, Farmers entered into similar employment contracts with four other licensed securities brokers.  Compensation for each broker is based on a percentage of the commissions generated on the sale of the investment securities.  In addition, Farmers has also entered into advanced compensation agreements with the brokers, whereby the bank will prepay commissions in three installments over a period of six years.  The bank has recorded payments made under the agreements totaling approximately $750,000 in “other assets”, which is amortized to other noninterest expense as earned.  The brokers are responsible for repayment of a proportionate share of the advance if the brokers are no longer employed by the bank during any period for which an advanced payment was made.  Additional advanced compensation payments are projected to be $375,000 in 2008 and 2011.

On August 15, 2005, the Company’s Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 10%, or 196,368 shares of the Company’s common shares then outstanding. Repurchases will be made from time to time as market and business conditions warrant, in the open market, through block purchases and in negotiated private transactions. The timing of repurchases will depend on certain factors, including but not limited to market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.  The Board established a limit of $10 million for stock repurchase pursuant to this program.  As of September 30, 2005, the Company had repurchased a total of 7,710 shares at a cost of $452,993.  An additional 6,095 shares were repurchased in October 2005 at a cost of $355,649.  As of September 30, 2005, the Company had 1,974,930 shares issued, 1,955,970 shares outstanding and 18,960 shares in treasury.  Following the October 2005 purchase of 6,095 shares, the Company has 1,949,875 shares outstanding and 25,055 shares in treasury.

During the nine months ended September 30, 2005, the Company’s profit-sharing plan acquired 458 shares of the Company’s common stock at a cost of $26,266, which increased total holdings of the stock by the profit-sharing plan to 38,468 shares, at a cost of $1,267,840, as of September 30, 2005.  In addition, the profit-sharing plan acquired 141 shares of Company stock at a cost of $8,222 in October 2005.

On August 25, 2005, the Company participated in a private placement of $10 million of initially fixed and then floating interest rate trust preferred securities (the “Trust Preferred Securities”), through a newly formed Delaware trust subsidiary, Mercantile Bancorp Capital Trust I (the “Trust”).  The Trust Preferred Securities were issued and sold in a private placement exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act, and may not be reoffered or resold in the United States absent registration or an exemption from the registration requirements.

The Trust Preferred Securities are redeemable at the Company’s option on any February 23, May 23, August 23 or November 23 on or after November 23, 2010.  In addition, the Trust Preferred Securities require quarterly distributions by the Trust to the holder of the Trust Preferred Securities at a rate of 6.10%, until November 23, 2015, at which time interest will convert to floating at three-month LIBOR plus 1.44%, reset quarterly until maturity.  The Trust simultaneously issued $310,000 of the Trust’s common shares of beneficial interest to the Company.

The Trust used the proceeds of the sale of the Trust Preferred Securities to purchase from the Company the aggregate principal amount of $10,310,000 of the Company’s initially fixed and then floating rate junior subordinated debentures (the “Debentures”).  The $10,310,000 debentures are included in long-term borrowings on the balance sheet.  The Debentures were issued pursuant to an Indenture, dated August 25, 2005, between the Company and Wilmington Trust Company, as trustee.  Like the Trust Preferred Securities, the Debentures bear interest at a fixed rate, at 6.10% until November 23, 2015, after which the rate will reset on a quarterly basis to equal LIBOR plus 1.44%.  The interest payments by the Company will be used to pay the quarterly distributions payable by the Trust to the holders of the Trust Preferred Securities.  However, so long as no event of default, as described below, has occurred under the Debentures, the Company may, from time to time, defer interest payments on the Debentures (in which case the Trust will be entitled to defer distributions otherwise due on the Trust Preferred Securities) for up to twenty (20) consecutive quarters.

The Debentures are subordinated to the prior payment of other indebtedness of the Company that, by its terms, is not similarly subordinated.  Although the Debentures will be recorded as a long-term liability on the Company’s balance sheet, for regulatory purposes the Debentures are treated as Tier 1 capital under regulatory capital guidelines issued by the Federal Reserve Board.

The Debentures mature on November 23, 2035, but may be redeemed at the Company’s option at any time on any February 23, May 23, August 23 or November 23  on or after November 23, 2010, or at any time upon certain events, such as a change in the regulatory capital treatment of Debentures, the Trust being deemed to be an investment company or the occurrence of certain adverse tax events.

The Debentures may be declared immediately due and payable at the election of (a) the Debenture trustee, (b) the holders of 25% of the aggregate principal amount of outstanding Debentures, or (c) the holders of not less than a majority in liquidation amount of the Trust Preferred Securities then outstanding upon the occurrence of an event of default.  An event of default generally means: (1) default in the payment of any interest when due that continues unremedied for a period of thirty (30) days, except in the case of an election by the Company to defer payments of interest for up to twenty (20) consecutive quarters (which does not constitute an event of default); (2) a default in the payment of the principal amount of the Debentures at maturity; (3) a default in the payment of any interest following the deferral of interest payments by the Company for twenty (20) consecutive quarters; (4) a default in the Company’s performance, or breach, of any covenant or warranty in the Indenture which is not cured within ninety (90) days; (5) the institution of any bankruptcy or similar proceedings by or against the Company; (6) the appointment of a receiver to a significant banking subsidiary for it or substantially all of its property in any liquidation, insolvency or similar proceeding with respect to it or substantially all of its property; or (7) the liquidation or winding up of the Trust, other than as contemplated in the Indenture.

The Company intends to use the proceeds of the offering for various corporate purposes, including, but not limited to, pursuit of the Company’s growth and operating strategy, retirement of debt, stock repurchases, and/or other general corporate purposes.  Through October 31, 2005, the Company had used the proceeds to repurchase shares of its common stock at a cost of $808,511, acquire additional shares of Mid-America at a cost of $2,021,096, and pay down $7,000,000 on its revolving line of credit with a correspondent bank.

Results of Operations
Comparison of Operating Results for the Three Months Ended September 30, 2005 and 2004

Overview.  Net income for the three months ended September 30, 2005 was $2,622,000, an increase of $1,000,000 or 61.7% compared with $1,622,000 for the same period in 2004. The primary factors contributing to the increase in net income were an increase in net interest income of $955,000 (primarily due to an increase in loan volume), an increase in noninterest income of $246,000 and a decrease in noninterest expense of $112,000.  The increase in net income was partially offset by an increase in provision for loan losses of $29,000, an increase in minority interest of $272,000, and an increase in provision for income taxes of $12,000.  Basic earnings per share (EPS) for the three months ended September 30, 2005 was $1.34 compared with $.83 for the same period in 2004.

Total assets at September 30, 2005 were $1,113,129,000 compared with $1,040,553,000 at December 31, 2004, an increase of $72,576,000 or 7.0%, primarily attributable to growth of the loan portfolio.  Total loans, including loans held for sale, at September 30, 2005 were $823,621,000 compared with $772,089,000 at December 31, 2004, an increase of $51,532,000 or 6.7%. Total deposits at September 30, 2005 were $931,286,000 compared with $873,427,000 at December 31, 2004, an increase of $57,859,000 or 6.6%. Total stockholders’ equity at September 30, 2005 was $91,426,000 compared with $85,982,000 at December 31, 2004, an increase of $5,444,000 or 6.3%.

The Company’s annualized return on average assets was .96% for the three months ended September 30, 2005, compared with .64% for the same period in 2004. The annualized return on average stockholders’ equity was 11.5% for the three months ended September 30, 2005, compared to 7.7% for the same period in 2004.

Net Interest Income. For the three months ended September 30, 2005, net interest income increased $955,000, or 12.0% to $8,911,000 compared with $7,956,000 for the same period in 2004. The increase was primarily due to the increased volumes and rates in loans, plus an increase in net interest margin, offset somewhat by increases in volumes and rates on deposits and borrowings. For the three months ended September 30, 2005 and 2004, the net interest margin increased by 13 basis points to 3.53% from 3.40% while the net interest spread increased by 5 basis points to 3.20% from 3.15%, respectively.

Interest and dividend income for the three months ended September 30, 2005 increased $2,819,000, or 22.4% to $15,390,000 compared with $12,571,000 for the same period in 2004.  This increase was due primarily to an increase in loan interest income of $2,748,000.  Average total loans for the three months ended September 30, 2005 increased $75,492,000, or 10.2% to $816,726,000 compared with $741,234,000 for the same period in 2004, while the average yield on total loans increased 81 basis points to 6.61% from 5.80% for the same period due to variable rate loans repricing upward and higher rates on new loans during the period. Average total investments for the three months ended September 30, 2005 decreased $2,959,000 or 1.7% to $173,306,000 compared with $176,265,000 for the same period in 2004, while the average yield on investments increased 22 basis points to 3.99% from 3.77% for the same period. For the three months ended September 30, 2005, compared to the same period in 2004, the yield on total average earning assets increased by 74 basis points to 6.10% from 5.36%.

Interest expense for the three months ended September 30, 2005 increased $1,864,000, or 40.4% to $6,479,000 compared with $4,615,000 for the same period in 2004.  This increase was due primarily to increases in interest expense on deposits of $1,623,000, on short-term borrowings of $117,000 and on long-term borrowings of $124,000.  Average total interest-bearing deposits for the three months ended September 30, 2005 increased $56,884,000, or 7.4% to $821,895,000 compared with $765,011,000 for the same period in 2004, while the average cost of funds on total interest-bearing deposits increased 64 basis points to 2.73% from 2.09% for the same period. Average total short-term borrowings for the three months ended September 30, 2005 increased $2,877,000, or 19.2% to $17,823,000 compared with $14,946,000 for the same period in 2004, while the average cost of funds on short-term borrowings increased 226 basis points to 4.56% for the same period. Average total long-term borrowings for the three months ended September 30, 2005 increased $571,000, or 1.0% to $55,597,000 compared with $55,026,000 for the same period in 2004, while the average cost of funds on  long-term borrowings increased 85 basis points to 4.73% for the same period. For the three months ended September 30, 2005, compared to the same period in 2004, the cost of funds on total average interest-bearing liabilities increased by 68 basis points to 2.89% from 2.21%.

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

	For the three months ended September 30

	2005			2004

	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate

	(dollars in thousands)
Assets
Interest-bearing demand deposits and other	$5,260	$65	4.94%	$8,494	$70	3.30%
Federal funds sold	9,177	48	2.09%	6,328	18	1.14%
Securities:
Taxable
U.S. treasuries and government agencies	6,665	58	3.48%	3,518	31	3.52%
Mortgage-backed securities	53,626	562	4.19%	68,207	686	4.02%
Other securities	61,397	615	4.01%	66,423	557	3.35%

Total taxable	121,688	1,235	4.06%	138,148	1,274	3.69%
Non-taxable — State and political subdivision (3)	51,618	495	3.84%	38,117	388	4.07%
Loans (net of unearned discount) (1)(2)	816,726	13,489	6.61%	741,234	10,741	5.80%
Federal Home Loan Bank stock	5,358	58	4.33%	5,002	80	6.40%

Total interest-earning assets (1)	$1,009,827	$15,390	6.10%	$937,323	$12,571	5.36%

Cash and due from banks	$20,712			$22,468
Interest receivable	7,047			6,379
Foreclosed assets held for sale, net	474			697
Equity method investments in common stock	6,931			4,689
Cost method investments in common stock	1,849			1,849
Cash surrender value of life insurance	15,686			15,109
Premises and equipment	17,609			15,865
Other	15,844			12,181
Allowance for loan losses	(7,610)			(6,855)

Total assets	$1,088,369			$1,009,705

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$110,299	$287	1.04%	$110,870	$136	0.49%
Savings deposits	52,119	134	1.03%	46,325	56	0.48%
Money-market deposits	107,097	586	2.19%	97,640	238	0.98%
Time and brokered time deposits	552,380	4,611	3.34%	510,176	3,565	2.80%
Short-term borrowings	17,823	203	4.56%	14,946	86	2.30%
Long-term borrowings	55,597	658	4.73%	55,026	534	3.88%

Total interest-bearing liabilities	$895,315	$6,479	2.89%	$834,983	$4,615	2.21%

Demand deposits	$88,512			$81,829
Interest payable	2,942			2,108
Other liabilities	4,668			3,612
Minority interest	6,082			3,290
Stockholders’ equity	90,850			83,883

Total liabilities and stockholders’ equity	$1,088,369			$1,009,705

Interest spread			3.20%			3.15%
Net interest income		$8,911			$7,956
Net interest margin			3.53%			3.40%
Interest-earning assets to interest-bearing liabilities	112.79%			112.26%

(1)	Non-accrual loans have been included in average loans, net of unearned discount
(2)	Includes loans held for sale
(3)	The tax exempt income for state and political subdivisions in not recorded on a tax equivalent basis.

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

	For the three months ended September 30, 2005 versus 2004

	Increase (Decrease) Due to Change in		Total

	Volume	Rate

	(dollars in thousands)
Increase (decrease) in interest income:
Interest-bearing bank deposits	$(33)	$28	$(5)
Federal funds sold	10	20	30
Investment securities:
U.S. Treasuries and Agencies	27	—	27
Mortgage-backed securities	(152)	28	(124)
States and political subdivision (1)	131	(24)	107
Other securities	(45)	103	58
Loans (net of unearned discounts)	1,158	1,590	2,748
Federal Home Loan Bank stock	5	(27)	(22)

Change in interest income (1)	1,101	1,718	2,819

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	(1)	152	151
Savings deposits	8	70	78
Money-market deposits	25	323	348
Time and brokered time deposits	312	734	1,046
Short-term borrowings	19	98	117
Long-term debt	6	118	124

Change in interest expense	369	1,495	1,864

Increase in net interest income (1)	$732	$223	$955

(1)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.

Provision for Loan Losses. Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the three months ended September 30, 2005, the provision increased by $29,000 to $451,000, compared with $422,000 for the same period in 2004.  The additional expense was primarily due to loan growth in the third quarter of 2005.  The allowance for loan losses at September 30, 2005 was $7,751,000, an increase of $636,000 compared to $7,115,000 at December 31, 2004.  As a percentage of total loans, the allowance for loan losses increased to .94% at September 30, 2005 compared to .92% as of December 31, 2004.  As of September 30, 2005, non-performing loans decreased to $4,113,000, or .50% of total loans, compared with $4,507,000, or .58% of total loans as of December 31, 2004.

Noninterest Income. Noninterest income for the three months ended September 30, 2005 increased $246,000 to $2,158,000 compared with $1,912,000 for the same period in 2004.  The increase in noninterest income was primarily due to increases in income on fiduciary activities, net gains on loan sales and income on equity method investments in common stock   The increase in income on fiduciary activities is attributable to growth in assets under management by the Company’s trust department.  The increase in net gains on loan sales reflects continued healthy activity in real estate mortgage refinancing, as long-term mortgage loan rates remained low despite a rising rate environment.  The increase in income on equity method investments in common stock is attributable to continued improvement in profitability for the Company’s equity method investments, New Frontier Bancshares, Inc. and NorthStar Bancshares, Inc.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended September 30

	2005	2004

	(dollars in thousands)
Fiduciary activities	$451	$423
Customer service fees	907	910
Other service charges and fees	235	234
Net gains on loan sales	168	117
Loan servicing fees	110	90
Net increase in cash surrender value of life insurance	150	138
Income (loss) on equity method investments in common stock	77	(45)
Other	60	45

Total noninterest income	$2,158	$1,912

Noninterest Expense. For the three months ended September 30, 2005, noninterest expense decreased $112,000, or 1.6% to $7,060,000 compared with $7,172,000 for the same period in 2004.  The decrease in noninterest expense was primarily due to a decrease in salaries and employee benefits, partially offset by increases in professional fees and other expenses.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended September 30

	2005	2004

	(dollars in thousands)
Salaries and employee benefits	$3,976	$4,303
Net occupancy expense	442	417
Equipment expense	408	459
Deposit insurance premium	33	29
Professional fees	376	311
Postage and supplies	212	206
Net loss on foreclosed assets	85	117
Amortization of mortgage servicing rights	63	76
Other	1,465	1,254

Total noninterest expense	$7,060	$7,172

Salaries and employee benefits decreased $327,000 or 7.6% for the three months ended September 30, 2005 to $3,976,000, from $4,303,000 for the same period in 2004.  This decrease was due primarily to a nonrecurring adjustment in September 2004 of the discount rate used to determine the liability for the salary continuation agreements the Company maintains for three executive officers.   The discount rate was reduced from 8.00% to 6.25%, and the corresponding adjustment increased 2004 salaries and employee benefits expense by approximately $626,000.  For the three months ended September 30, 2005, the elimination of the adjusting entry from the previous year, partially offset by cost of living increases in salaries and employee benefits, resulted in the net decrease of $327,000.  As a percent of average assets, annualized salaries and employee benefits decreased to 1.45% for the three months ended September 30, 2005, compared to 1.69% for the same period in 2004. The Company had 311 full-time equivalent employees at September 30, 2005 and September 30, 2004.

Professional fees increased $65,000 or 20.9% for the three months ended September 30, 2005 to $376,000, from $311,000 for the same period in 2004, primarily due to legal and accounting expenses associated with the Company’s filings with the Securities and Exchange Commission, as well as nonrecurring costs incurred due to the Company’s issuance of subordinated debentures.

Other noninterest expense increased $211,000 or 16.8% for the three months ended September 30, 2005 to $1,465,000, from $1,254,000 for the same period in 2004, primarily due to amortization of amounts earned under the advanced compensation agreements and other expenses associated with the employment of five licensed securities brokers at Farmers State Bank of Northern Missouri.

Minority Interest.  For the three months ended September 30, 2005, minority interest increased $272,000, to $302,000 compared with $30,000 for the same period in 2004, due to the improvement in Mid-America’s net income in 2005 which was partially due to a one-time tax adjustment of $157,000.  For the three months ended September 30, 2005, Mid-America’s pre-consolidated net income was $637,000, an increase of $592,000 compared to $45,000 for the same period in 2004, partially due to a one-time tax adjustment of $328,000.  During the three months ended September 30, 2005, due to recent steady profits, Mid-America increased to 34% from 18% the effective tax rate used to inventory its deferred tax asset, resulting in a nonrecurring reduction to tax expense of approximately $328,000.  The minority interest portion of this adjustment is approximately $157,000, which is an increase to minority interest for 2005.

Provision for Income Taxes.  The effective tax rate was 19.5% for the three months ended September 30, 2005 compared to 27.7% for the same period in 2004, due to the adjustment in September 2005 of the effective tax rate utilized to inventory the deferred tax assets of Mid-America.  Prior to the adjustment, Mid-America had inventoried its deferred tax assets at an effective tax rate of 18%, but management believes that Mid-America’s current and potential for future earnings is sufficient to warrant an increase in the rate to 34%, at September 30, 2005.  Without the nonrecurring adjustment, the effective tax rate for the Company would have been 29.5% for the three months ended September 30, 2005.

Results of Operations
Comparison of Operating Results for the Nine Months Ended September 30, 2005 and 2004

Overview.  Net income for the nine months ended September 30, 2005 was $7,041,000, an increase of $1,401,000 or 24.8% compared with $5,640,000 for the same period in 2004. The primary factors contributing to the increase in net income were an increase in net interest income of $2,891,000 and noninterest income of $188,000.  This increase in net income was partially offset by increases in provision for loan losses of $458,000, noninterest expense of $660,000, minority interest of $447,000 and provision for income taxes of $113,000.  Basic earnings per share (EPS) for the nine months ended September 30, 2005 was $3.59 compared with $2.87 for the same period in 2004.

The Company’s annualized return on average assets was .88% for the nine months ended September 30, 2005, compared with 0.76% for the same period in 2004. The annualized return on average stockholders’ equity was 10.5% for the nine months ended September 30, 2005, compared to 9.2% for the same period in 2004.

Net Interest Income. For the nine months ended September 30, 2005, net interest income increased $2,891,000, or 12.4% to $26,124,000 compared with $23,233,000 for the same period in 2004. The increase was primarily due to the increased volumes and rates on loans, plus an increase in net interest margin, offset somewhat by increases in volume and rates on deposits and rates on borrowings. For the nine months ended September 30, 2005 and 2004, the net interest margin increased by 14 basis points to 3.52% from 3.38% while the net interest spread increased by 8 basis points to 3.22% from 3.14%, respectively.

Interest and dividend income for the nine months ended September 30, 2005 increased $7,185,000, or 19.8% to $43,511,000 compared with $36,326,000 for the same period in 2004.  This increase was due primarily to an increase in loan interest income of $7,279,000, partially offset by a decrease in securities interest income of $129,000.  Average total loans for the nine months ended September 30, 2005 increased $81,355,000 or 11.4% to $796,884,000 compared with $715,529,000 for the same period in 2004, while the average yield on total loans increased 64 basis points to 6.37%  from 5.73% for the same period. Average total investments for the nine months ended September 30, 2005 decreased $11,048,000 or 6.0% to $171,925,000 compared with $182,973,000 for the same period in 2004, while the average yield on investments increased 14 basis points to 3.85% from 3.71% for the same period. For the nine months ended September 30, 2005, compared to the same period in 2004, the yield on total average earning assets increased by 58 basis points to 5.87% from 5.29%.

Interest expense for the nine months ended September 30, 2005 increased $4,294,000, or 32.8% to $17,387,000 compared with $13,093,000 for the same period in 2004.  This increase was due primarily to increases in interest expense on deposits of $3,846,000 and interest expense on short-term borrowings of $297,000.  Average total interest-bearing deposits for the nine months ended September 30, 2005 increased $60,601,000, or 8.2% to $802,395,000 compared with $741,794,000 for the same period in 2004, while the average cost of funds on total interest-bearing deposits increased 49 basis points to 2.51% from 2.02% for the same period. Average total short-term borrowings for the nine months ended September 30, 2005 increased $7,320,000, or 48.1% to $22,539,000 compared with $15,219,000 for the same period in 2004, while the average cost of funds on  short-term borrowings increased 124 basis points to 2.84% from 1.60% for the same period. For the nine months ended September 30, 2005, compared to the same period in 2004, the cost of funds on total average interest-bearing liabilities increased by 50 basis points to 2.65% from 2.15%.

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

	For the nine months ended September 30

	2005			2004

	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate

	(dollars in thousands)
Assets
Interest-bearing demand deposits and other	$8,515	$219	3.43%	$9,007	$255	3.77%
Federal funds sold	6,025	101	2.24%	3,146	25	1.06%
Securities:
Taxable
U.S. treasuries and government agencies	6,341	150	3.15%	4,159	127	4.07%
Mortgage-backed securities	56,794	1,770	4.16%	75,419	2,219	3.92%
Other securities	63,975	1,749	3.65%	62,984	1,567	3.32%

Total taxable	127,110	3,669	3.85%	142,562	3,913	3.66%
Non-taxable — State and political subdivision (3)	44,815	1,298	3.86%	40,411	1,183	3.90%
Loans (net of unearned discount) (1)(2)	796,884	38,043	6.37%	715,529	30,764	5.73%
Federal Home Loan Bank stock	5,247	181	4.60%	4,838	186	5.13%

Total interest-earning assets (1)	$988,596	$43,511	5.87%	$915,493	$36,326	5.29%

Cash and due from banks	$22,287			$22,500
Interest receivable	6,520			6,048
Foreclosed assets held for sale, net	570			757
Equity method investments in common stock	6,216			4,689
Cost method investments in common stock	1,849			1,849
Cash surrender value of life insurance	15,543			14,950
Premises and equipment	16,959			15,832
Other	14,355			11,377
Allowance for loan loss	(7,404)			(6,660)

Total assets	$1,065,491			$986,835

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$111,507	$767	0.92%	$109,859	$349	0.42%
Savings deposits	55,591	400	0.96%	44,064	146	0.44%
Money-market deposits	98,933	1,352	1.82%	96,717	625	0.86%
Time and brokered time deposits	536,364	12,561	3.12%	491,154	10,114	2.75%
Short-term borrowings	22,539	480	2.84%	15,219	183	1.60%
Long-term borrowings	49,522	1,827	4.92%	55,899	1,676	4.00%

Total interest-bearing liabilities	$874,456	$17,387	2.65%	$812,912	$13,093	2.15%

Demand deposits	$89,920			$83,177
Interest payable	2,659			2,051
Other liabilities	4,438			3,179
Minority interest	4,514			3,130
Stockholders’ equity	89,504			82,386

Total liabilities and stockholders’ equity	$1,065,491			$986,835

Interest spread			3.22%			3.14%
Net interest income		$26,124			$23,233
Net interest margin			3.52%			3.38%
Interest-earning assets to interest-bearing liabilities	113.05%			112.62%

(1)	Non-accrual loans have been included in average loans, net of unearned discount
(2)	Includes loans held for sale
(3)	The tax exempt income for state and political subdivisions in not recorded on a tax equivalent basis.

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

	For the nine months ended September 30, 2005 versus 2004

	Increase (Decrease) Due to Change in		Total

	Volume	Rate

	(dollars in thousands)
Increase (decrease) in interest income:
Interest-bearing bank deposits	$(13)	$(23)	$(36)
Federal funds sold	34	42	76
Investment securities:
U.S. Treasuries and Agencies	56	(33)	23
Mortgage-backed securities	(574)	125	(449)
States and political subdivision (1)	128	(13)	115
Other securities	25	157	182
Loans (net of unearned discounts)	3,694	3,585	7,279
Federal Home Loan Bank stock	15	(20)	(5)

Change in interest income (1)	3,365	3,820	7,185

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	5	413	418
Savings deposits	46	208	254
Money-market deposits	15	712	727
Time and brokered time deposits	982	1,465	2,447
Short-term borrowings	114	183	297
Long-term debt	(206)	357	151

Change in interest expense	956	3,338	4,294

Increase in net interest income (1)	$2,409	$482	$2,891

(1)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.

Provision for Loan Losses. Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the nine months ended September 30, 2005, the provision increased by $458,000 to $1,680,000, compared with $1,222,000 for the same period in 2004.  The additional expense was primarily due to loan growth and additional net charge-offs in 2005.  The allowance for loan losses at September 30, 2005 was $7,751,000, an increase of $636,000 compared to $7,115,000 at December 31, 2004.  As a percentage of total loans, the allowance for loan losses increased to .94% at September 30, 2005 from .92% at December 31, 2004.  As of September 30, 2005, non-performing loans decreased to $4,113,000, or .50% of total loans, compared with $4,507,000, or .58% of total loans as of December 31, 2004.

Noninterest Income. Noninterest income for the nine months ended September 30, 2005 increased $188,000 to $6,100,000 compared with $5,912,000 for the same period in 2004.  The increase in noninterest income was primarily due to increases in income from fiduciary activities, other services charges and fees and other noninterest income.  The increase in income on fiduciary activities is attributable to growth in assets under management by the Company’s trust department  The increase in other service charges and fees was due to enhanced efforts by the Company to assess fees for various ancillary customer and non-customer banking services.  The increase in other noninterest income was primarily due to increases in discount brokerage fees and credit card processing fees.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Nine Months Ended September 30

	2005	2004

	(dollars in thousands)
Fiduciary activities	$1,349	$1,272
Customer service fees	2,510	2,568
Other service charges and fees	780	711
Net gains on loan sales	383	369
Loan servicing fees	279	273
Net increase in cash surrender value of life insurance	442	487
Income on equity method investments in common stock	131	125
Other	226	107

Total noninterest income	$6,100	$5,912

Noninterest Expense. For the nine months ended September 30, 2005, noninterest expense increased $660,000, or 3.3% to $20,523,000 compared with $19,863,000 for the same period in 2004.  The increase in noninterest expense was primarily due to increases in salaries and employee benefits, professional fees and other noninterest expense.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Nine Months Ended September 30

	2005	2004

	(dollars in thousands)
Salaries and employee benefits	$11,873	$11,535
Net occupancy expense	1,213	1,152
Equipment expense	1,231	1,258
Deposit insurance premium	96	91
Professional fees	1,093	973
Postage and supplies	651	627
Net loss on foreclosed assets	58	117
Amortization of mortgage servicing rights	131	199
Other	4,177	3,911

Total noninterest expense	$20,523	$19,863

Salaries and employee benefits increased $338,000 or 2.9% for the nine months ended September 30, 2005 to $11,873,000, from $11,535,000 for the same period in 2004. This increase was primarily due to cost of living increases, additional salaries and benefits expense at Mid-America and an increase in post-retirement benefits expense, partially offset by a decrease in 2005 expense due to an adjustment of the salary continuation liability in 2004. Approximately $231,000 of the increase was attributable to Mid-America, which for 2004 included only the expenses for the period March 1, 2004 through September 30, 2004, due to the Company acquiring control on February 29, 2004, but for 2005 included the entire first nine months.   Another $203,000 of the increase was due to a nonrecurring adjustment of the discount rate from 7.25% to 5.50% used to determine the liability for post-retirement benefits. The 2004 adjustment to the salary continuation liability was due to a reduction in September 2004 of the discount rate used to determine the liability for the salary continuation agreements the Company maintains for three executive officers.  The discount rate was reduced from 8.00% to 6.25%, and the corresponding nonrecurring adjustment increased 2004 salaries and employee benefits expense by approximately $626,000. As a percent of average assets, annualized salaries and employee benefits decreased to 1.49% for the nine months ended September 30, 2005, compared to 1.56% for the same period in 2004. The Company had 311 full-time equivalent employees at September 30, 2005 and September 30, 2004.

Professional fees increased $120,000 or 12.3% for the nine months ended September 30, 2005 to $1,093,000, from $973,000 for the same period in 2004, primarily due to legal and accounting expenses associated with the Company’s filings with the Securities and Exchange Commission, as well as nonrecurring costs incurred due to the Company’s issuance of subordinated debentures.

Other noninterest expense increased $266,000 or 6.8% for the nine months ended September 30, 2005 to $4,177,000, from $3,911,000 for the same period in 2004, primarily due to the establishment of an investment securities brokerage operation at Farmers, as well as additional expense at Mid-America, which for 2004 included only the expenses for the period March 1, 2004 through September 30, 2004, due to the Company acquiring control on February 29, 2004, but for 2005 included the entire first nine months.

Minority Interest.  For the nine months ended September 30, 2005, minority interest increased $447,000, to $529,000 compared with $82,000 for the same period in 2004, due to the improvement in Mid-America’s net income in 2005, partially due to a one-time tax adjustment of $157,000 for Mid-America, increasing the minority interest.  For the nine months ended September 30, 2005, Mid-America’s pre-consolidated net income was $1,110,000, an increase of $984,000 compared to $126,000 for the same period in 2004, partially due to a one-time tax adjustment of $328,000 for Mid-America.

Provision for Income Taxes.  The effective tax rate was 25.8% for the nine-months ended September 30, 2005, compared to 29.3% for the same period in 2004, due to an adjustment in September 2005 of the effective tax rate utilized to inventory deferred tax assets of Mid-America.  Prior to the adjustment, Mid-America had inventoried the deferred tax assets at an effective tax rate of 18%, but management believes that Mid-America’s current and potential for future earnings is sufficient to warrant an increase in the rate to 34% at September 30, 2005.  Without the nonrecurring adjustment, the effective tax rate for the Company would have been 29.3% for the nine months ended September 30, 2005.

Financial Condition
September 30, 2005 Compared to December 31, 2004

Loan Portfolio. Total loans, including loans held for sale, increased $51,532,000 or 6.7% to $823,621,000 as of September 30, 2005 from $772,089,000 as of December 31, 2004. Approximately $27,000,000 of the growth in loans occurred at Mid-America during the first nine months of 2005, while the Company’s other subsidiaries experienced moderate growth.  At September 30, 2005 and December 31, 2004, the ratio of total loans to total deposits was 88.4%. For the same periods, total loans represented 74.0% and 74.2% of total assets, respectively.

The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	September 30, 2005		December 31, 2004

	Amount	Percent	Amount	Percent

	(dollars in thousands)
Commercial, financial, and agricultural	$225,704	27.40%	$233,561	30.25%
Real estate — farmland	66,987	8.13%	64,891	8.40%
Real estate — construction	40,334	4.90%	28,105	3.64%
Real estate — mortgage (1)	375,123	45.55%	351,348	45.51%
Installment loans to individuals	115,473	14.02%	94,184	12.20%

Total loans	823,621	100.00%	772,089	100.00%
Allowance for loan losses	7,751		7,115

Total loans, including loans held for sale, net of allowance for loan losses	$815,870		$764,974

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

Total nonperforming loans decreased to $4,113,000 as of September 30, 2005 from $4,507,000 as of December 31, 2004, while total nonperforming loans and nonperforming other assets decreased to $4,761,000 as of September 30, 2005 from $5,084,000 as of December 31, 2004. These decreases reflect improved overall economic conditions in the Company’s markets, as well as strong performance in the agricultural sector as favorable weather conditions in the prior years’ growing seasons produced excellent crop yields. The ratio of nonperforming loans to total loans decreased to .50% as of September 30, 2005 from 0.58% as of December 31, 2004. The ratio of nonperforming loans and nonperforming other assets to total loans decreased to .58% as of September 30, 2005 from .66% as of December 31, 2004.

The 2005 growing season in the Company’s markets has been marked by near-drought conditions in certain areas which could have a negative impact on the Company’s nonperforming loan totals in the agricultural portfolio, and lead to additional charge-offs in the future.  However, crop insurance and federal agricultural subsidies could be mitigating factors for certain borrowers affected by poor crop yields.  The Company is monitoring these loans for indications of potential declines in credit quality, and will adjust the allowance for loan losses as necessary.

The following table presents information regarding nonperforming assets at the dates indicated with dollars in the thousands:

	September 30, 2005	December 31, 2004

Nonaccrual loans
Commercial, financial, and agricultural	$1,155	$1,477
Real estate — farmland	268	357
Real estate — construction	—	66
Real estate — mortgage	852	804
Installment loans to individuals	473	353

Total nonaccrual loans	2,748	3,057
Loans 90 days past due and still accruing	1,358	1,009
Restructured loans	7	441

Total nonperforming loans	4,113	4,507

Repossessed assets	648	577
Other assets acquired in satisfaction of debt previously contracted	—	—

Total nonperforming other assets	648	577

Total nonperforming loans and nonperforming other assets	$4,761	$5,084

Nonperforming loans to loans, before allowance for loan losses	0.50%	0.58%
Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	0.58%	0.66%

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

The allowance for loan losses increased $636,000 to $7,751,000 as of September 30, 2005 from $7,115,000 as of December 31, 2004. Provision for loan losses was $1,680,000 and net charge-offs were $1,044,000 for the nine months ended September 30, 2005. The allowance for loan losses as a percent of total loans increased to .94% as of September 30, 2005 from .92% as of December 31, 2004. As a percent of nonperforming loans, the allowance for loan losses increased to 188.45% as of September 30, 2005 from 157.87% as of December 31, 2004.

The following table presents for the periods ended an analysis of the allowance for loan losses and other related data with dollars in the thousands:

	As of and for the Nine Months Ended September 30, 2005	As of and for the Year Ended December 31, 2004

Average loans outstanding during period	$796,884	$728,388

Allowance for loan losses:
Balance at beginning of period	$7,115	$5,830

Loans charged-off:
Commercial, financial, and agricultural	407	376
Real estate — farmland	80	—
Real estate — construction	—	—
Real estate — mortgage	130	169
Installment loans to individuals	695	790

Total charge-offs	1,312	1,335

Recoveries
Commercial, financial, and agricultural	129	142
Real estate — farmland	—	34
Real estate — construction	2	5
Real estate — mortgage	19	70
Installment loans to individuals	118	147

Total recoveries	268	398

Net charge-offs	1,044	937
Provision for loan losses	1,680	1,746
Adjustments	—	476

Balance at end of period	$7,751	$7,115

Allowance for loan losses as a percent of total loans outstanding at period end	0.94%	0.92%

Allowance for loan losses as a percent of total nonperforming loans	188.45%	157.87%

Ratio of net charge-offs to average total loans	0.13%	0.13%

Securities. The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality.

The Company has classified securities as both available-for-sale and held-to-maturity as of September 30, 2005. Available-for-sale securities are held with the option of their disposal in the foreseeable future to meet investment objectives, liquidity needs or other operational needs. Securities available-for-sale are carried at fair value. Held-to-maturity securities are those securities for which the Company has the positive intent and ability to hold until maturity, and are carried at historical cost adjusted for amortization of premiums and accretion of discounts.

As of September 30, 2005, the fair value of the available-for-sale securities was $153,282,000 and the amortized cost was $153,315,000 for a net unrealized loss of $33,000.  The after-tax effect of this unrealized loss was $19,000 and has been included in stockholders’ equity. As of December 31, 2004, the fair value of the available-for-sale securities was $153,481,000 and the amortized cost was $151,928,000 for a net unrealized gain of $1,553,000, and an after-tax unrealized gain of $949,000. Fluctuations in net unrealized gain on available-for-sale securities are due primarily to increases or decreases in prevailing interest rates for the types of securities held in the portfolio.

As of September 30, 2005, the amortized cost of held-to-maturity securities was $16,167,000, a decrease of $3,723,000 from the December 31, 2004 amortized cost of $19,890,000.

Other. Other assets increased $1,181,000 to $4,150,000 at September 30, 2005, primarily due to payments made to the brokers at Farmers State Bank of Northern Missouri under the advanced compensation agreements that had not yet been earned and amortized to expense, as well as an increase in prepaid dealer reserve due to an increase in auto loans.

Deposits. Total deposits increased $57,859,000 or 6.6% to $931,286,000 as of September 30, 2005 from $873,427,000 as of December 31, 2004. Noninterest-bearing deposits increased $4,600,000 or 4.8% to $100,386,000 as of September 30, 2005 from $95,786,000 as of December 31, 2004, while interest-bearing deposits increased $53,259,000 or 6.8% to $830,900,000 as of September 30, 2005 from $777,641,000 as of December 31, 2004.  Of the increase in total deposits, approximately $33,100,000 was attributable to deposit growth at Mid-America, which served to fund the loan growth experienced at that subsidiary.

Borrowings. The Company utilizes borrowings to supplement deposits in funding its lending and investing activities. Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, U. S. Treasury demand notes and short-term advances from the Federal Home Loan Bank. Long-term borrowings consist of long-term advances from the Federal Home Loan Bank, advances on the revolving credit line with a correspondent bank and subordinated debentures.

As of September 30, 2005, short-term borrowings were $17,061,000, a decrease of $4,324,000 from $21,385,000 as of December 31, 2004, and long-term borrowings were $57,720,000 as of September 30, 2005, an increase of $7,962,000 from $49,758,000 as of December 31, 2004.  The decrease in short-term borrowings as of September 30, 2005 coincided with an increase in noninterest-bearing deposits that occurred at the end of the quarter as the result of normal fluctuations in the balances of several large commercial depositors.  The additional liquidity produced by the increase in deposits, along with the proceeds from the issuance of subordinated debentures, allowed the Company to reduce short-term borrowings.

The increase in long-term borrowings as of September 30, 2005 was primarily attributable to the Company’s issuance of subordinated debentures of $10,310,000 in August, 2005.  As of September 30, 2005, long-term FHLB borrowings totaled $37,475,000, with maturities ranging from the years 2006 to 2011 and interest rates ranging from 1.88% to 5.42%.  As of September 30, 2005, the correspondent bank revolving credit line totaled $9,935,000, and is due June 30, 2006, with interest payable quarterly at 1.5% below prime.  The interest rate at September 30, 2005 was 5.25%.  The revolving credit line balance increased $1,902,000 from the balance at December 31, 2004, and was utilized to partially fund the purchases of additional shares of New Frontier and NorthStar.

Other. Other liabilities increased $1,501,000 to $4,150,000 at September 30, 2005 primarily due to increased accruals for post-retirement benefits, salary continuation and bonus and profit-sharing due to increased profits for 2005.

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

The Company’s most liquid assets are cash and due from banks, interest-bearing demand deposits, and federal funds sold.  The balances of these assets are dependent on the Company’s operating, investing, lending, and financing activities during any given period.  As of September 30, 2005, cash and cash equivalents totaled $55,052,000, an increase of $15,333,000 from $39,719,000 as of December 31, 2004.  This increase was partially the result of normal fluctuations in the Company’s cash flow requirements for funding loan growth and deposit withdrawals, but also attributable to the proceeds of the $10,310,000 subordinated debentures issue which had not been deployed for its intended purposes as of September 30, 2005.  In October 2005, the Company utilized the subordinated debentures proceeds to acquire additional shares of Mid-America and to pay down a portion of its correspondent bank line of credit, with the balance of cash and cash equivalents expected to return to normal levels.  The average balance of cash and cash equivalents for the nine months ended September 30, 2005 was $36,827,000, compared to $34,653,000 for the same period in 2004.

The Company’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayment, sales of loans, and capital funds. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank.

In 2004, Marine Bank began construction on a new principal bank building in Carthage, Illinois.  The original building commitment was $2,081,000, but contract changes and additions resulted in approximately $2,457,000 being expended as of September 30, 2005.  The construction was substantially complete as of September 30, 2005 and the facility opened for business on October 11, 2005. The Company has no other signed commitments for purchase obligations or long-term obligations.

Capital Resources. Other than the issuance of common stock, the Company’s primary source of capital is net income retained by the Company. During the nine months ended September 30, 2005, the Company earned $7,041,000 and paid dividends of $354,000 to stockholders, resulting in a retention of current earnings of $6,687,000. During the year ended December 31, 2004, the Company earned $8,318,000 and paid dividends of $1,453,000 to stockholders, resulting in a retention of current earnings of $6,865,000.   As of September 30, 2005, total stockholders’ equity was $91,426,000, an increase of $5,444,000 from $85,982,000 as of December 31, 2004.  This increase was primarily due to the retention of earnings for the first nine months of 2005, offset by a reduction in accumulated other comprehensive income.  The reduction in accumulated other comprehensive income was primarily a result of the after-tax effect of the decline in market value of the Company’s available-for-sale securities.

The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of September 30, 2005, the Company exceeds these regulatory capital guidelines. Likewise, the individual ratios for each of the Company’s bank subsidiaries also exceed the regulatory guidelines.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities.

There were the following issuer purchases of equity securities (i.e., the Company’s common stock) during the three months ended September 30, 2005:

Third Quarter 2005 Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

July	0	n/a	0	n/a
August	4,508	$57.98	4,050	$9,764,897
September	3,660	$59.53	3,660	$9,547,007
Total	8,168	$58.68	7,710

(1)

The total number of shares purchased and the average price paid per share include, in addition to other purchases, shares purchased in the open market and through privately negotiated transactions by the Company’s 401(k) Profit Sharing Plan.  For the months indicated the number of shares purchased by the Plan are as follows:  none in July, 458 in August and none in September.

(2)

Includes only shares subject to publicly announced stock repurchase program, i.e. the $10 million stock repurchase program approved by the Board on August 15, 2005 and announced on August 17, 2005 (the “2005 Repurchase Program”).  Does not include shares purchased by the Company’s 401(k) Profit Sharing Plan.

(3)

Dollar amount of repurchase authority remaining at month-end under the 2005 Repurchase Program, the Company’s only publicly announced repurchase program in effect at such dates.  The 2005 Repurchase Program is limited to 196,368 shares (10% of the number of outstanding shares on the date the Board approved the program) but not to exceed $10 million in repurchases.

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

Mercantile Bancorp, Inc.

Date: November 14, 2005	By:	/s/ Dan S. Dugan

Dan S. Dugan
Chairman, President and Chief Executive Officer (principal executive officer)

Date: November 14, 2005	By:	/s/ Michael P. McGrath

Michael P. McGrath
Vice President, Treasurer and
Chief Financial Officer
(principal financial officer/ principal accounting officer)