Form 10-K
Mercantile Bancorp, Inc.
filed 2006-03-28
CIK 1289701

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________

FORM 10-K
___________

(Mark One)

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934
Commission File No.: 001-32434

MERCANTILE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	37-1149138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

440 Maine Street, Quincy, Illinois	62301
(Address of Principal Executive Offices)	(Zip Code)
(217)223-7300
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock (par value $1.25 per share)	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

Not Applicable
(Title of Class)

     Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [ x ]

     Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [ x ]

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

     (Check one). Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [ x ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [ x ]

     As of June 30, 2005 the aggregate market value of the outstanding shares of the Company’s common stock (based on the average stock price on June 30, 2005), other than shares held by persons who may be deemed affiliates of the Company, was approximately $101.5 million. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the Company is not bound by this determination for any other purpose.

     As of March 15, 2006 the number of outstanding shares of the Company’s common stock, par value $1.25 per share, was 1,949,415.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Mercantile Bancorp, Inc. definitive Proxy Statement for its 2006 Annual Meeting of Stockholders to be held on May 22, 2006, are incorporated by reference to this Annual Report on Form 10-K in response to items under Part III.

PART I

ITEM 1. BUSINESS

MERCANTILE BANCORP, INC.

General

     Mercantile Bancorp, Inc. (the “Company”), a multi-state bank holding company, is headquartered in Quincy, Illinois. The Company was incorporated on April 15, 1983 for the purpose of enabling Mercantile Trust & Savings Bank (“MTSB”), an Illinois banking corporation, to operate within a bank holding company structure. The Company serves rural communities primarily, and much of the Company’s business is related directly or indirectly to the agricultural industry, although the Company has diversified in recent years by expanding into higher-growth metropolitan areas. As of December 31, 2005, there were total assets of approximately $1.1 billion and total deposits of approximately $946.1 million, and as of December 31, 2004, the Company had total assets of approximately $1.0 billion and total deposits of approximately $873.4 million. Its subsidiaries operate six banks in Illinois, two banks in Missouri and one bank in Kansas. As described in more detail below, MTSB has represented on average approximately 50-55% of the Company’s revenue, pre-consolidated net income and pre-consolidated assets annually, and most of the Company’s loans are related to real estate with, on average, approximately 56% being farmland, construction and mortgage loans, primarily mortgage loans. The Company’s website is located at www.mercbanx.com.

     The Company, through its subsidiaries, conducts a full-service consumer and commercial banking business, which includes mainly deposit gathering, safekeeping and distribution; lending for commercial, financial and agricultural purposes, real estate purposes (including farmland, construction and mortgages), and consumer purposes; and asset management including trust, estate and agency management, retail brokerage services, and agricultural business management. Notwithstanding the broad range of services and products, approximately 74% of the Company’s revenues is derived on average annually from its subsidiaries’ lending activities. The other principal revenue sources are investment securities with approximately 11% of revenue on average, service charges and fees on customer accounts with approximately 7% of revenue on average, and all asset management services combined with approximately 3% of revenue on average.

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

Banks

     As of December 31, 2005, the Company was the sole shareholder of the following banking subsidiaries:

  MTSB, located in Quincy, Illinois;

  State Bank of Augusta (“Augusta”), located in Augusta, Illinois;

  Marine Bank & Trust (“Marine Bank”), located in Carthage, Illinois;

  Perry State Bank (“Perry”), located in Perry, Missouri;

  Golden State Bank (“Golden”), located in Golden, Illinois;

  Brown County State Bank (“Brown County”), located in Mt. Sterling, Illinois; and

  Farmers State Bank of Northern Missouri (“Farmers”), located in Savannah, Missouri.

     As of December 31, 2005, the Company was the majority, but not sole, shareholder in the following banking subsidiaries:

  Security State Bank of Hamilton (“Hamilton”), located in Hamilton, Illinois, in which the Company owns 92.8% of the outstanding voting stock; and

  Mid-America Bancorp, Inc. (“Mid-America”) (the sole shareholder of Heartland Bank (“Heartland”) located in Leawood, Kansas), in which the Company owns 55.6% (81,600 shares) of the outstanding voting stock.

     In March 2005, the Company purchased 5,000 additional shares of Mid-America at a cost of $623 thousand, in June 2005 another 15,000 shares at a cost of $2.0 million, and in October 2005 another 13,600 shares at a cost of $2.0 million. These purchases were portions of new stock issuances by Mid-America totaling 54,288 shares. Other shareholders also purchased newly issued shares during 2005, resulting in the Company’s percentage ownership of Mid-America increasing to 55.6% as of December 31, 2005 from 54.6% as of December 31, 2004.

     In December 2005, the Company announced plans to consolidate the six Illinois bank affiliates from six separately chartered banks to three. The plan calls for combining Hamilton and Augusta with and into Marine Bank. Additionally, Golden will be consolidated with and into Brown County. The mergers of the banks will be accounted for using a treatment similar to the pooling of interest method of accounting. The planned consolidation should be completed before the end of 2006. The Company expects these mergers to improve efficiencies in its operations through reductions in administrative, regulatory and compliance costs, which in turn will allow the Company to devote greater resources to providing quality products and customer service.

     In addition, as of December 31, 2005, the Company had less than majority ownership interests in several other banking organizations located in the Midwest and Southeast. Specifically, the Company owned the following percentages of the outstanding voting stock of these banking entities:

  36.5% of New Frontier Bancshares, Inc. (“New Frontier”), the sole shareholder of New Frontier Bank, located in St. Charles, Missouri;

  19.6% of NorthStar Bancshares, Inc. (“NorthStar”), the sole shareholder of NorthStar Bank N.A., located in Liberty, Missouri;

  5.0% of GBC Bancorp, Inc. (“GBC”), the sole shareholder of Gwinnett Banking Company, located in Lawrenceville, Georgia; and

  5.0% of Integrity Bank, which opened for business July 2004 in Jupiter, Florida; and

  1.6% of Premier Bancshares, Inc. (“Premier”), the sole shareholder of Premier Bank, located in Jefferson City, Missouri.

     In January 2005, the Company purchased 3,937 additional shares of New Frontier at a cost of $984 thousand, which was the Company’s pro-rata portion of a new stock issuance by New Frontier totaling 12,000 shares. In August 2005, the Company purchased an additional 3,314 shares of New Frontier at a cost of $829 thousand from existing New Frontier stockholders who tendered their shares under New Frontier’s Shareholder Agreement. This agreement allowed existing shareholders to purchase their pro-rata portion of the tendered shares, as well as their pro-rata portion of any tendered shares not purchased by other shareholders. Shareholders other than the Company exercised their right to purchase 1,014 of the shares tendered. As a result of the August 2005 purchase, the Company’s ownership of New Frontier increased to 36.5% . In July 2005, the Federal Reserve had approved the Company increasing its ownership of New Frontier to 39.9%, and the Company will consider additional acquisitions if additional shares are tendered for sale.

     In June 2005, the Company purchased an additional 63,392 shares of NorthStar at a cost of $1.3 million from existing NorthStar stockholders who tendered their shares under NorthStar’s Shareholder Agreement. This agreement allowed existing shareholders to purchase their pro-rata portion of the tendered shares, as well as their pro-rata portion of any tendered shares not purchased by other shareholders. This purchase increased the Company’s ownership of NorthStar to 19.6% as of December 31, 2005.

     On March 17, 2006, NorthStar reached a definitive agreement to sell its outstanding capital stock (including the Company’s 19.6% equity interest) to Enterprise Financial Services Corp. (“Enterprise”) of Clayton, Missouri in a cash and stock transaction, subject to shareholder and regulatory approvals. The sale of the Company’s equity interest is valued at approximately $6.6 million. The balance of the equity method investment and related unamortized core deposit intangible totaled approximately $3.8 million as of December 31, 2005. This transaction is expected to close the second or third quarter of 2006. The amount of the cash and value of Enterprise stock received in the transaction in excess of the unamortized cost will be recorded as a gain in the quarter the transaction closes. It is anticipated the Enterprise stock received will be recorded as a cost method investment of the Company.

     In December 2005, the Company purchased 37,500 shares of Premier at a cost of $1.5 million, representing 1.6% of the outstanding common stock of Premier as of December 31, 2005. This purchase was part of a new stock issuance by Premier, a privately held bank holding company located in Jefferson City, Missouri with total assets of approximately $741.7 million as of December 31, 2005.

     In January 2006, the Company’s Board of Directors approved a three-for-one stock split and in connection with the split, an amendment to the Company’s Certificate of Incorporation to reduce the $1.25 par value per share of common stock of the Company by one-third to $0.4167 par value per share. The Board of Directors further directed that the amendment be submitted for consideration by the stockholders at the Company’s annual meeting in May 2006. If the amendment is approved by the stockholders, the Company will execute and submit to the Delaware Secretary of State for filing prior to or on the date of the stock split, a Certificate of Amendment of the Certificate of Incorporation providing for the amendment to be effective simultaneously with the stock split. On the effective date, each of the presently authorized shares, $1.25 par value per share (including all issued and outstanding, unissued and treasury shares), will be changed into shares with a par value of $0.4167 per share for each share held at that time. Share and per share data in the consolidated financial statements and notes will be retroactively restated during 2006 for the stock split after it has been effected.

     In August 2005, the Company issued $10.3 million of junior subordinated debentures to Mercantile Bancorp Capital Trust I (the “Trust”). The Trust was formed for the sole purpose of issuing its own non-voting cumulative preferred securities to one or more investors. The Company owns all of the voting securities of the Trust. The Trust issued $10 million of its cumulative preferred securities through a private placement offering on August 25, 2005 and invested the proceeds of its issuance in the Company’s junior subordinated debentures. Consistent with the FRB’s capital adequacy guidelines, the proceeds of the Trust’s sale of its preferred securities will qualify as Tier I capital of the Company.

     MTSB is the largest subsidiary owned by the Company representing 47.7% of the Company’s pre-consolidated net income for 2005 and 50.4% for 2004, and 49.3% of its assets as of December 31, 2005 and 49.2% as of December 31, 2004. Perry and Mid-America are the next largest subsidiaries, representing respectively 12.2% and 11.9% of the Company’s pre-consolidated net income for 2005 and 11.8% and 2.8% for 2004, and 12.7% and 10.9% of its assets as of December 31, 2005 and 13.1% and 7.8% as of December 31, 2004.

Employees

     As of December 31, 2005, the Company and its subsidiaries had 310 full-time employees and 32 part-time employees, which together equate to 326 full-time-equivalent employees. None of the employees are represented by a collective bargaining group.

Business Strategies – Growth and Operations

     The Company has developed and is pursuing both growth and operating strategies to target its markets with its products and services, all as described in greater detail below.

Growth Strategy

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

     In addition to its traditional, rural markets, the Company is diversifying its business by expanding into urban and suburban areas that are less dependent upon the agricultural economy. Specifically, the Company has pursued diversification over the past several years by acquiring equity interests in banks located in or near larger metropolitan areas such as New Frontier Bancshares, Inc. in St. Charles, Missouri (a suburb of St. Louis), Mid-America Bancorp, Inc. in Leawood, Kansas (a suburb of Kansas City), NorthStar Bancshares, Inc. in Liberty, Missouri (a suburb of

Kansas City); Integrity Bank in Jupiter, Florida (located near West Palm Beach), GBC Bancorp, Inc. in Lawrenceville, Georgia (a suburb of Atlanta) and Premier Bancshares, Inc. in Jefferson City, Missouri. The Company will continue to evaluate opportunities for such diversification.

     In January 2005, MTSB hired a new trust officer who is operating out of an office located in the New Frontier facility in St. Charles, Missouri. Management believes that this is an opportunity to increase noninterest income by providing trust services, as well as cross-selling other bank products, to a larger and rapidly growing market, and that the commitment to high-quality, personalized service will enable the Company to compete effectively with existing providers in the area. As of December 31, 2005, this office has generated approximately $6.5 million in assets under management. Additionally, marketing efforts targeted at area lawyers and estate planning professionals have created the potential for increased estate and trust fees in the future.

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

     The Company is looking for opportunities in rural and/or bedroom communities that meet one of the following criteria:

1.	100% acquisitions of existing financial institutions to be consolidated and operated within the existing structure of the Company;
2.	Minority investments in financial institutions with the potential to acquire controlling or full ownership in the future; and
3.

Equity interests in denovo institutions in high-growth markets with proven management, with the intention of allowing these investments to grow and build value, resulting in gains to be realized upon future dispositions.

     The Company believes its current banking locations provide it with the necessary platform to expand its services within its existing markets and into new markets offering growth potential, and that the Company has the back office and technology systems in place to accommodate additional growth.

Operating Strategy

     While pursuing the Company’s growth strategy outlined above, the Company plans to continue its focus on customer service, efficient back office and other support services, asset quality and prudent capital management as described below.

     The Company operates under a community banking philosophy that is customer driven, emphasizing long-term customer relationships, and provides practical financial solutions, convenience and consistent service. Each of the Company’s banking centers are administered by a local president who has knowledge of the particular community and lending expertise in the specific industries found within the community. The bank presidents have the authority and flexibility within general parameters to make customer-related decisions, as the Company’s management believes that the most efficient and effective decisions are made at the point of customer contact by the people who know the customer. With the Company’s decentralized-decision making process, the Company is able to provide customers with rapid decisions on lending issues.

     In December 2005, the Company announced plans to consolidate its six Illinois bank affiliates from six separately chartered banks to three. The plan calls for combining Hamilton and Augusta with and into Marine Bank, and Golden with and into Brown County. The planned consolidations should be completed before the end of 2006. The Company is confident that these plans are consistent with its community banking philosophy. Customers of the merged banks should be unaffected by the changes, as they will continue to deal with the same customer service and lending staff. The Company expects these mergers to improve efficiencies in its operations through reductions in administrative, regulatory and compliance costs, which in turn will allow the Company to devote greater resources to providing quality products and customer service.

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

     The Company’s lending officers have developed comprehensive policies and procedures for credit underwriting and funding that have enabled the Company to maintain sound credit quality while growing its loan portfolio and the overall organization. Combined with the Company’s significant lending experience, these procedures and controls have enabled the Company to provide responsive, customized service to its customers. The Company’s total assets have grown from $772 million at December 31, 2001, to $1.1 billion at December 31, 2005. Despite this growth, at December 31, 2005, the Company’s ratio of non-performing loans to total loans before allowance for loan losses was .58% and its ratio of non-performing loans and non-performing assets to total loans before allowance for loan losses was .64%. The Company intends to continue to adhere to the practices and policies that have contributed to its sound asset quality to date.

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

Products and Services – General

     The Company, through its subsidiaries, conducts a full-service consumer and commercial banking business, which includes mainly deposit gathering, safekeeping and distribution; lending for commercial, financial and agricultural purposes, real estate purposes (including farmland, construction and mortgages), and consumer purposes; and asset management including trust, estate and agency management, retail brokerage services, and agricultural business management. These products and services are provided in all of the Company’s markets through its main offices and branches, which markets are identified in more detail below. However, lending activities generate collectively most of the Company’s consolidated revenue each year and individually are the only products and services, other than interest income on investment securities that have equaled or exceeded 10% of the Company’s consolidated revenue consistently over the past three fiscal years. Approximately 74% of the Company’s revenues is derived on average annually from its subsidiaries’ lending activities.

     The Company has a single segment, banking, in that all of its bank subsidiaries are engaged in banking activities. Also, the Company’s business is not seasonal although weather conditions year to year may impact the businesses of certain borrowers such as agricultural clients and thus affect their need for and ability to afford bank financing.

Lending Activities

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

Real Estate Loans

     The Company’s banks make real estate loans for farmland, construction and mortgage purposes as more thoroughly described below. Collectively, these loans, which include loans held for sale, comprise the largest category of the Company’s loans. At December 31, 2005, the Company had approximately $506.8 million in such loans, representing 58.8% of total loans. At December 31, 2004, the Company had $444.3 million in such loans, representing 57.6% of total loans.

Farmland Real Estate Loans

     Farm real estate loans are collateralized by owner-occupied and investment properties located in the Company’s market areas. The Company’s banks offer a variety of mortgage loan products that generally are amortized over five to 20 years. The loans generally have rates fixed for up to a five year period, with the loans either having an adjustable rate feature or a balloon at the maturity of the term. Loans secured by farm real estate are generally originated in amounts of no more than 80% of the lower of cost or appraised value. The bank underwrites and seeks Farm Service Agency guarantees to enhance the credit structure of some farm real estate loans.

     The banks secure a valid lien on farmland real estate loans and obtain a mortgage title insurance policy that insures that the property is free of encumbrances prior to the banks lien. The banks require hazard insurance if the farm property has improvements and, if the property is in a flood plain as designated by FEMA or HUD, the banks require flood insurance.

     Farmland real estate loans have generated the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues for the years indicated: $4.2 million or 6.1% for 2005; $3.7 million or 6.5% for 2004; and $4.0 million or 7.3% for 2003. At December 31, 2005, the Company had approximately $66.2 million in such loans, representing 7.7% of total loans. At December 31, 2004, the Company had approximately $64.9 million in such loans, representing 8.4% of total loans.

Construction Real Estate Loans

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

     Construction loans have generated the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues for the years indicated: $2.7 million or 4.0% for 2005; $1.4 million or 2.4% for 2004; and $1.3 million or 2.3% for 2003. At December 31, 2005, the Company had $48.6 million in such loans, representing 5.6% of total loans. At December 31, 2004, the Company had $28.1 million in such loans, representing 3.6% of total loans.

Mortgage Real Estate Loans

     A significant portion of the Company’s lending activity consists of the origination of mortgage loans collateralized by properties located in the Company’s market areas. The Company’s banks offer a variety of residential mortgage loan products that generally are amortized over five to 25 years. Residential loans collateralized by mortgage real estate generally have been originated in amounts of no more than 90% of the lower of cost or appraised value or the bank requires private mortgage insurance. Of the residential mortgage real estate loans originated, the Company generally retains on its books shorter-term loans with fixed or variable rates, and sells into the secondary mortgage market longer-term, fixed-rate loans to either Fannie Mae, or a regional Federal Home Loan Bank, and retains the loan servicing rights.

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

     Residential real estate loans have generated the following approximate dollar amounts representing the following percentages of the Company’s consolidated revenues for the years indicated: $11.8 million or 17.3% for 2005; $10.1 million or 17.5% for 2004; and $9.3 million or 16.9% for 2003. As of December 31, 2005, the Company had $213.6 million in residential real estate loans, which represented 24.8% of the Company’s total loans. As of December 31, 2004, the Company had $203.8 million in such loans, which represented 26.4% of the Company’s total loans.

     Commercial real estate loans have generated the following approximate dollar amounts representing the following percentages of the Company’s consolidated revenues for the years indicated: $9.6 million or 14.0% for 2005; $7.7 million or 13.3% for 2004; and $6.0 million or 11.0% for 2003. As of December 31, 2005, the Company had $178.4 million in commercial real estate mortgage loans, which represented 20.7% of the Company’s total loans. As of December 31, 2004, the Company had $147.5 million in such loans, which represented 19.1% of the Company’s total loans.

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

Commercial, Financial and Agricultural Loans

     These loans are primarily made within the Company’s market areas and are underwritten on the basis of the borrower’s ability to service the debt from income. As a general practice, the Company’s banks take as collateral a lien on any available equipment, accounts receivables or other assets owned by the borrower and often obtain the personal guaranty of the borrower. In general, these loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial, financial and agricultural loans is due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial, financial and agricultural loans generally will be serviced principally from the operations of the business, and those operations may not be successful. Historical trends have shown these types of loans to have higher delinquencies than real estate loans. Approximately 46% of all of the Company’s net charge-offs for the years 2001 through 2005 were related to commercial, financial or agricultural loans, compared to 15% for loans secured by real estate. However, from 2003 to 2005 only 29% of total net charge-offs related to commercial, financial or agricultural loans, due to tightened underwriting standards implemented after incurring significantly greater losses in 2002. No category within this type of lending activity represented a disproportionate share of net charge-offs or non-performing loans during such period except that in 2002 a substantial portion of the net charge-offs were agricultural loans. As a result of these additional complexities, variables and risks, commercial, financial and agricultural loans require more thorough underwriting and servicing than other types of loans.

     Commercial, financial and agricultural loans, which include floor plan loans, generated the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues for the years indicated: $16.0 million or 23.3% for 2005; $12.0 million or 20.8% for 2004; and $10.8 million or 19.7% for 2003. At December 31, 2005, the Company had $240.2 million in such loans, representing 27.9% of total loans, including loans held for sale. At December 31, 2004, the Company had $233.6 million in such loans, representing 30.3% of total loans.

     Within the category of commercial, financial and agricultural loans, agricultural operating loans have produced the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues for the years indicated: $3.5 million or 5.1% for 2005; $2.9 million or 5.1% for 2004; and $2.9 million or 5.3% for 2003. At December 31, 2005, the Company had $59.3 million in such loans, representing 6.9% of total loans. At December 31, 2004, the Company had $54.2 million in such loans, representing 7.0% of total loans.

Consumer Loans

     The Company provides a wide variety of consumer loans (also referred to in this report as installment loans to individuals) including motor vehicle, watercraft, education, personal (collateralized and non-collateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 72 months and vary based upon the nature of collateral and size of loan. Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount that can be recovered on such loans. Approximately 39% of all of the Company’s net charge-offs for the years 2001 through 2005 were related to consumer loans. However, the ratio of consumer loan charge-offs to total consumer loans has declined from 1.12% in 2001 to .71% in 2005.

      Consumer loans generated the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues for the years indicated: $8.3 million or 12.2% for 2005; $7.7 million or 13.3% for 2004; and $7.5 million or 13.8% for 2003. At December 31, 2005, the Company had $114.3 million in such loans, which represented 13.3% of the Company’s total loans. At December 31, 2004, the Company had $94.2 million in such loans, which represented 12.2% of the Company’s total loans.

     The discussion of each subsidiary bank below includes information concerning each such bank’s revenue generated from lending activities, which constitute the largest source of revenue for each bank.

Underwriting Strategy

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

  granting loans on a sound and collectible basis;

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

Markets and Competition

     The Company identifies three regional markets for its banking activities, which include the counties in which the Company maintains offices and also counties in which the Company has no offices but whose inhabitants are targets of the Company’s financial services because of their close proximity to counties in which the Company maintains offices. They are the following: (1) a tri-state region including west-central Illinois, northeast Missouri, and a portion of southeastern Iowa; (2) the greater St. Joseph-Savannah, Missouri market, which is located approximately 60 miles north of Kansas City, Missouri; and (3) a suburban Leawood, Kansas-Kansas City, Missouri market. The tri-state market is the Company’s principal market and has accounted for approximately 93% to 94% of the Company’s consolidated revenues for 2002 and 2003 and approximately 82% to 85% of the Company’s consolidated revenues for 2004 and 2005, which include the addition of revenues from Mid-America.

     At present, the Company maintains the following approximate percentages of market share in the following markets as measured by the deposits held by the Company’s subsidiary banks operating in or targeting such markets relative to the deposits held by all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) located in such markets as of June 30, 2005: 19.65% for the tri-state market; 4.54% for the greater St. Joseph-Savannah, Missouri market; and 0.36% for the suburban Leawood, Kansas-Kansas City, Missouri market. The Company’s share of the tri-state market at 19.65% is the largest of 63 FDIC-insured institutions located in that market. The Company’s shares of the greater St. Joseph-Savannah, Missouri market and Leawood, Kansas-Kansas City, Missouri market are discussed below in the descriptions of Farmers and Mid-America, respectively.

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

     The Company believes that it maintains a visible, competitive presence in all of its markets. The Company’s banks are subject to vigorous competition from other banks and financial institutions in their respective markets. The business lines in which the Company’s banks compete are highly competitive, and growth with profitability depends mainly on the Company’s ability to effectively compete for, and retain, deposits and loans in the markets.

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

     Many of the Company’s existing competitors are well-established, larger financial institutions with substantially greater resources and lending limits, such as US Bank, Bank of America and Commerce Bank. These institutions offer some services, such as extensive and established branch networks and trust services, that the Company does not provide or provide to the extent these other institutions provide them. In addition, many of the Company’s non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. The Company also acknowledges that to the extent certain larger financial institutions and potential non-bank competitors have not yet entered the Company’s markets, they could do so at any time and threaten the Company’s competitive position.

     The discussion of each subsidiary bank below includes a description of each such bank’s market and competitive position within such markets, as measured by FDIC-insured deposits.

MERCANTILE TRUST & SAVINGS BANK

     MTSB is chartered under the laws of the State of Illinois and offers complete banking and trust services to the commercial, industrial and agricultural areas that it serves. Services include commercial, real estate and personal loans; checking, savings and time deposits; trust and other fiduciary services; brokerage services; and other customer services, such as safe deposit facilities. The largest portion of MTSB’s lending business is related to the general business and real estate activities of its commercial customers, followed closely by residential mortgage loans. MTSB’s principal service area includes the city of Quincy and Adams County, Illinois. MTSB is the largest bank owned by the Company, representing approximately $5.8 million or 49.7% of the Company’s pre-consolidated net income for 2005 and approximately $4.6 million or 50.4% in 2004, and approximately $560.9 million or 49.3% of the Company’s assets as of December 31, 2005 and $511.5 million or 49.2% as of December 31, 2004.

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

     MTSB wholly owns Mercantile Investments, Inc. (“MII”), a Delaware corporation. MII’s offices are located in a leased facility at Century Yard, Cricket Square, Elgin Avenue, Grand Cayman, Cayman Islands. The sole activity of the subsidiary is to invest in securities, including corporate debentures. As of December 31, 2005 and 2004, MII had total assets of approximately $97.9 million and $96.6 million, respectively, which represented a significant portion of MTSB’s securities portfolio at that date. The primary strategy for forming the subsidiary was to take advantage of the current State of Illinois tax laws that exclude income generated by a subsidiary that operates off-shore from State of Illinois taxable income. The only other impact on the Company’s consolidated financial statements in regard to the investment subsidiary is the additional administrative costs to operate the subsidiary, which is a minimal amount. For both 2005 and 2004, the Company’s Illinois income taxes decreased by approximately $90 thousand as a result of MII’s operations off shore.

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

     MTSB owns an 11.95% interest in Illinois Real Estate Title Center, LLC (“IRETC”), a multi-bank-owned limited liability company that operates a title insurance agency. IRETC is located in leased space in Springfield, Illinois, and owned in partnership with other central-Illinois banking companies and Investors Title Insurance Company of Chapel Hill, North Carolina. IRETC engages in the sale and issuance of commercial and residential, owner and mortgagee title insurance policies. As of December 31, 2005 and 2004, IRETC had total assets of approximately $335 thousand and $391 thousand.

     As of December 31, 2005, MTSB had 149 full-time employees and 12 part-time employees and approximately 15,200 depositors. The population of its primary service area is approximately 250,000.

     The primary source of MTSB’s revenue is from lending activities, which have represented on average approximately 66% of its revenue annually for the years 2003 through 2005. MTSB generated the following approximate revenues from loans for the following years: $23.9 million for 2005, $19.3 million for 2004, and $19.5 million for 2003. At December 31, 2005, loans totaled $401.3 million or 71.5% of MTSB’s total assets. Other principal revenue sources are investment securities with approximately 10% of revenue on average, service charges and fees on customer accounts with approximately 6% of revenue on average, and all asset management services combined with approximately 5% of revenue on average.

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

     At present, MTSB maintains a 22.5% share of its total market and 29.2% of its core market, as measured by the deposits held by MTSB relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2005. MTSB’s shares are the largest held by any of the 27 institutions in its total market and 18 institutions in its core market. The next largest shares in the total market are 15.7% held by another locally headquartered bank holding company and its subsidiary bank, 6.4% held by another locally headquartered bank holding company and its subsidiary bank and 5.7% held by a substantially larger bank holding company headquartered outside of the market with one or more branches in the market. The next largest shares in its core market are 20.3% held by another locally headquartered bank holding company and its subsidiary bank, 7.4% held by a substantially larger bank holding company headquartered outside of the market with one or more branches in the market, and 5.9% held by another locally headquartered bank holding company and its subsidiary bank.

SECURITY STATE BANK OF HAMILTON

     Hamilton is chartered under the laws of the State of Illinois and offers complete banking services to the commercial, industrial and agricultural areas that it serves. Services include commercial, real estate and personal loans; checking, savings and time deposits; safe deposit facilities and other customer services. The largest portion of Hamilton’s lending business is related to residential real estate loans. Hamilton’s principal service area includes the city of Hamilton and Hancock County, Illinois and the City of Keokuk and Lee County, Iowa. Hamilton represented approximately $517 thousand or 4.4% of the Company’s pre-consolidated net income for 2005 and $543 thousand or 6.0% in 2004, and approximately $48.0 million or 4.2% of the Company’s assets as of December 31, 2005 and $47.8 million or 4.6% as of December 31, 2004.

     Hamilton’s principal banking office is located at 1111 Broadway, Hamilton, Illinois. Hamilton owns its main banking premises in fee simple and operates two automatic teller machines located in Hamilton.

     As of December 31, 2005, Hamilton had 13 full-time employees and 2 part-time employees and approximately 2,200 depositors. The population of its primary service area is approximately 20,000.

     The primary source of Hamilton’s revenue is from lending activities, which have represented on average approximately 76% of its revenue annually for the years 2003 through 2005. Hamilton generated the following approximate revenues from loans for the following years: $2.5 million for 2005, $2.3 million for 2004, and $2.4 million for 2003. At December 31, 2005, loans totaled $37.6 million or 78.2% of Hamilton’s total assets. Other principal revenue sources are investment securities with approximately 10% of revenue on average, and service charges and fees on customer accounts with approximately 8% of revenue on average.

     As indicated above, Hamilton’s market includes the core market of Hancock County, Illinois, in which its main office is located, and the target markets of Lee County, Iowa, which borders Hancock County to the west. Hamilton sits on the Mississippi River across from the city of Keokuk in Lee County, and there is substantial commercial activity flowing back and forth between the two towns.

     At present, Hamilton maintains a 4.0% share of its total market and 11.0% of its core market, as measured by the deposits held by Hamilton relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2005. Hamilton’s shares are the ninth largest of 19 institutions in its total market and third largest of 13 institutions in its core market. The largest shares of its total market are 12.8% and 10.9% held by financial institutions located in Iowa. The largest shares of its core market are 24.2% held by another rural Illinois bank and 21.6% held by Hamilton’s affiliate Marine Bank.

     In December 2005, the Company announced plans to consolidate its six Illinois bank affiliates from six separately chartered banks to three, including combining Hamilton and Augusta with and into Marine Bank. The planned consolidations should be completed before the end of 2006.

STATE BANK OF AUGUSTA

     Augusta is chartered under the laws of the State of Illinois and offers complete banking services to the commercial, industrial and agricultural areas that it serves. Services include commercial, real estate and personal loans; checking, savings and time deposits; safe deposit facilities and other customer services. The largest portion of Augusta’s lending business is related to the agricultural production and real estate activities of its agricultural customers. Augusta’s principal service area includes the village of Augusta, Hancock County, a portion of northeastern Adams County, a portion of western Schuyler County and a portion of the southwestern McDonough County, all in Illinois. Augusta represented approximately $289 thousand or 2.5% of the Company’s pre-consolidated net income for 2005 and $258 thousand or 2.8% in 2004, and approximately $27.0 million or 2.4% of the Company’s assets as of December 31, 2005 and $29.1 million or 2.8% as of December 31, 2004.

     Augusta’s principal banking office is located at 507 Main Street, Augusta, Illinois. Augusta owns its main banking premises in fee simple and currently owns and operates an automatic teller machine in Augusta.

     As of December 31, 2005, Augusta had 6 full-time employees and 2 part-time employees and approximately 1,200 depositors. The population of its primary service area is approximately 20,000.

     The primary source of Augusta’s revenue is from lending activities, which have represented on average approximately 72% of its revenue annually for the years 2003 through 2005. Augusta generated the following approximate revenues from loans for the following years: $1.1 million for 2005, $1.0 million for 2004, and $1.0 million for 2003. At December 31, 2005, loans totaled $17.1 million or 63.2% of Augusta’s total assets. Other principal revenue sources are investment securities with approximately 15% of revenue on average, and service charges and fees on customer accounts with approximately 6% of revenue on average.

     As indicated above, Augusta’s market includes the core market of Hancock County, Illinois, in which its main office is located, and the target markets of McDonough and Schuyler counties, which border Hancock County to the east and southeast, respectively.

     At present, Augusta maintains a 2.5% share of its total market and 6.9% of its core market, as measured by the deposits held by Augusta relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2005. Augusta’s shares are the 14th largest of 22 institutions in its total market and fifth largest of 13 institutions in its core market. The largest shares of its total market are 13.7%, 13.1% and 11.6% held by other rural Illinois banks. The largest shares of its core market are 24.2% held by another rural Illinois bank and 21.6% and 11.0% held by Augusta’s affiliates Marine Bank and Hamilton, respectively.

     In December 2005, the Company announced plans to consolidate its six Illinois bank affiliates from six separately chartered banks to three, including combining Hamilton and Augusta with and into Marine Bank. The planned consolidations should be completed before the end of 2006.

MARINE BANK & TRUST

     Marine Bank is chartered under the laws of the State of Illinois and offers complete banking and trust services to the commercial, industrial and agricultural areas that it serves. Services include commercial, real estate and personal loans; checking, savings and time deposits; trust and other fiduciary services; brokerage services and safe deposit facilities. The largest portion of Marine Bank’s lending business is related to commercial and agricultural customers. Marine Bank’s principal service area includes the village of Carthage and Hancock County, Illinois. Marine Bank represented approximately $971 thousand or 8.2% of the Company’s pre-consolidated net income for 2005 and $949 thousand or 10.4% in 2004, and approximately $86.7 million or 7.6% of the Company’s assets as of December 31, 2005 and $85.8 million or 8.2% as of December 31, 2004.

     Marine Bank’s principal banking office is located at 410 Buchanan Street, Carthage, Illinois. Construction of this facility began in August 2004, with the building completed and opened for business in October 2005. Marine Bank owns its main banking premises in fee simple and currently owns and operates a drive-through location in Carthage. Its former facility was donated to the Carthage Public Library District. Marine Bank also owns and operates three automatic teller machines located in Carthage.

     As of December 31, 2005, Marine Bank had 23 full-time employees and no part-time employee and approximately 3,700 depositors. The population of its primary service area is approximately 20,000.

     The primary source of Marine Bank’s revenue is from lending activities, which have represented on average approximately 80% of its revenue annually for the years 2003 through 2005. Marine Bank generated the following approximate revenues from loans for the following years: $4.3 million for 2005, $4.0 million for 2004, and $4.0 million for 2003. At December 31, 2005, loans totaled $71.5 million or 82.4% of Marine Bank’s total assets. Other principal revenue sources are investment securities with approximately 4% of revenue on average, service charges and fees on customer accounts with approximately 5% of revenue on average, and all asset management services combined with approximately 2% of revenue on average.

     As indicated above, Marine Bank’s market includes Hancock County, Illinois, in which its main office is located. At present, Marine Bank maintains a 21.6% share of its market, as measured by the deposits held by Marine Bank relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2005. Marine Bank’s share is the second largest of 13 institutions in its market. The largest share of 24.2% is held by another rural Illinois bank. The third largest of 11.0% is held by Hamilton, Marine Bank’s affiliate.

     In December 2005, the Company announced plans to consolidate its six Illinois bank affiliates from six separately chartered banks to three, including combining Hamilton and Augusta with and into Marine Bank. The planned consolidations should be completed before the end of 2006.

PERRY STATE BANK

     Perry is chartered under the laws of the State of Missouri and offers complete banking services to the commercial, industrial and agricultural areas that it serves. Services include commercial, real estate and personal loans; checking; savings and time deposits; brokerage services, safe deposit facilities and other customer services. The largest portion of Perry’s lending business is related to agricultural real estate loans. Perry’s principal service area includes the towns of Perry, Monroe City, Hannibal, and Bowling Green, Missouri and the counties of Ralls, Monroe, Marion, Audrain, and Pike, Missouri. Perry represented approximately $1.4 million or 12.2% of the Company’s pre-consolidated net income for 2005 and $1.1 million or 11.8% in 2004 and approximately $144.1 million or 12.7% of the Company’s assets as of December 31, 2005, and $136.1 million or 13.1% as of December 31, 2004.

     Perry owns its principal banking office, which is located at 103 E. Main in Perry, Missouri, in fee simple and currently owns and operates a full-service banking facility in each of Monroe City and Bowling Green, Missouri, and two facilities in Hannibal, Missouri. In addition, Perry owns and operates six automated teller machines located in Perry, Monroe City, Hannibal, and Bowling Green.

     As of December 31, 2005, Perry had 53 full-time employees and 6 part-time employees and approximately 8,200 depositors. The population of its primary service area is approximately 50,000.

     The primary source of Perry’s revenue is from lending activities, which have represented on average approximately 76% of its revenue annually for the years 2003 through 2005. Perry generated the following approximate revenues from loans for the following years: $7.4 million for 2005, $6.3 million for 2004, and $6.1 million for 2003. At December 31, 2005, loans totaled $112.9 million or 78.3% of Perry’s total assets. Other principal revenue sources are investment securities with approximately 8% of revenue on average, and service charges and fees on customer accounts with approximately 10% of revenue on average.

     As indicated above, Perry’s market includes the core market of Ralls County, Missouri, in which its main office is located, and the target market of Audrain, Marion, Monroe and Pike counties, Missouri, in which it maintains branches and which surround Ralls County.

     At present, Perry maintains a 9.6% share of its total market and 50.5% of its core market, as measured by the deposits held by Perry relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2005. Perry holds the second largest share out of 21 institutions in its total market. The largest share of its total market is 12.2% held by a federally chartered bank headquartered outside of the market. The third-ranked institution in its total market is a federally chartered bank headquartered in northeast Missouri that holds an 8.2% share. Perry shares its core market with only one other institution, which is a state chartered bank headquartered in northeast Missouri that holds a 49.5% share.

GOLDEN STATE BANK

     Golden is chartered under the laws of the State of Illinois and offers complete banking services in the commercial, industrial and agricultural areas which it serves. Services include commercial, real estate and personal loans; checking, savings, and time deposits; safe deposit facilities and other customer services. The largest portion of Golden’s lending business is related to the activities of its agricultural customers. Golden’s principal service area includes the village of Camp Point in Adams County, a portion of southern Hancock County and a portion of western Brown County, all in Illinois. Golden represented approximately $274 thousand or 2.3% of the Company’s pre-consolidated net income for 2005 and $244 thousand or 2.7% in 2004, and approximately $25.6 million or 2.2% of the Company’s assets as of December 31, 2005 and $26.3 million or 2.5% as of December 31, 2004.

     Golden’s principal banking office is located at 321 Quincy Street, Golden, Illinois. Golden owns its main banking premises in fee simple and currently owns and operates an automatic teller machine in Golden.

     As of December 31, 2005, Golden had 4 full-time employees and 1 part-time employee and approximately 1,100 depositors. The population of its primary service area is approximately 20,000.

     The primary source of Golden’s revenue is from lending activities, which have represented on average approximately 55% of its revenue annually for the years 2003 through 2005. Golden generated the following approximate revenues from loans for the following years: $889 thousand for 2005, $788 thousand for 2004, and $883 thousand for 2003. At December 31, 2005, loans totaled $13.5 million or 52.7% of Golden’s total assets. Other principal revenue sources are investment securities with approximately 30% of revenue on average, and service charges and fees on customer accounts with approximately 4% of revenue on average.

     As indicated above, Golden’s market includes the core market of Adams County, Illinois, in which its main office is located, and the target markets of Brown and Hancock counties, which border Adams County to the east and north, respectively.

     At present, Golden maintains a 1.2% share of its total market and 1.5% of its core market, as measured by the deposits held by Golden relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2005. Golden’s shares are the 22nd largest of 36 institutions in its total market and 15th largest of 18 institutions in its core market. The largest shares of its total market and core market are 22.3% and 29.2%, respectively, held by its affiliate MTSB. The next largest shares are 16.6% and 20.3%, respectively, held by another locally headquartered bank holding company and its subsidiary bank. Golden’s affiliates Marine Bank, Brown County, Hamilton and Augusta also operate in its total market.

     In December 2005, the Company announced plans to consolidate its six Illinois bank affiliates from six separately chartered banks to three, including combining Golden with and into Brown County. The planned consolidations should be completed before the end of 2006.

BROWN COUNTY STATE BANK

     Brown County is chartered under the laws of the State of Illinois and offers complete banking services to the commercial, industrial and agricultural areas that it serves. Services include commercial, real estate and personal loans; checking, savings and time deposits; brokerage services; safe deposit facilities and other customer services. The largest portion of Brown County’s lending activity involves agricultural operating and real estate loans; however, residential mortgage loans also represent a significant though lesser portion of the bank’s lending activities. Brown County’s principal service area is the village of Mt. Sterling and Brown County, Illinois. Brown County represented approximately $674 thousand or 5.7% of the Company’s pre-consolidated net income for 2005 and $589 thousand or 6.5% in 2004, and approximately $54.1 million or 4.8% of the Company’s assets as of December 31, 2005 and $54.9 million or 5.3% as of December 31, 2004.

     Brown County’s principal banking office is located at 101 E. Main St., Mt. Sterling, Illinois. Brown County owns the property in fee simple and owns and operates an automatic teller machine at the site.

     As of December 31, 2005, Brown County had 12 full time employees and 2 part-time employees and approximately 2,100 depositors. The population of its primary service area is approximately 10,000.

     The primary source of Brown County’s revenue is from lending activities, which have represented on average approximately 64% of its revenue annually for the years 2003 through 2005. Brown County generated the following approximate revenues from loans for the following years: $2.4 million for 2005, $2.1 million for 2004, and $2.1 million for 2003. At December 31, 2005, loans totaled $39.7 million or 73.3% of Brown County’s total assets. Other principal revenue sources are investment securities with approximately 15% of revenue on average, and service charges and fees on customer accounts with approximately 10% of revenue on average.

     As indicated above, Brown County’s market includes Brown County, in which its main office is located. At present, Brown County maintains the second largest share of its market with 35.2%, as measured by the deposits held by Brown County relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2005. The largest share is held by another rural Illinois bank with 43.3% . No other financial institution in the market has a share greater than 6%.

     In December 2005, the Company announced plans to consolidate its six Illinois bank affiliates from six separately chartered banks to three, including combining Golden with and into Brown County. The planned consolidations should be completed before the end of 2006.

FARMERS STATE BANK OF NORTHERN MISSOURI

     Farmers is chartered under the laws of the State of Missouri and offers complete banking services to the commercial, industrial and agricultural areas that it serves. Services include commercial, real estate and personal loans; checking, savings and time deposits; brokerage services, safe deposit facilities and other customer services. The largest portion of Farmers’ lending business is related to commercial, agricultural and real estate loans. Farmers’ principal service area includes the communities of Savannah and St. Joseph in the counties of Andrew and Buchanan, Missouri, respectively. Farmers represented approximately $358 thousand or 3.0% of the Company’s pre-consolidated net income for 2005 and $600 thousand or 6.6% in 2004, and approximately $83.3 million or 7.3% of the Company’s assets as of December 31, 2005 and $81.6 million or 7.8% as of December 31, 2004.

     Farmers’ principal banking office is located at 301 W. Main Street, Savannah, Missouri. The bank owns its main banking premises in fee simple, owns and operates one full-service banking facility in St. Joseph, and leases and operates one limited-service banking facility in St. Joseph. In addition, Farmers has four automatic teller machines located in Savannah and St. Joseph. In September 2005, Farmers closed a branch in St. Joseph, Missouri, due to limited activity at that facility and Farmers’ conclusion it could more efficiently serve its customers at its two other St. Joseph locations.

     During 2005, Farmers entered into employment contracts with five licensed securities brokers to provide, on behalf of the bank, personal financial advisory services, including the sale of non-deposit investment products through a national securities clearing house.

     As of December 31, 2005, Farmers had 34 full-time employees and 3 part-time employees and approximately 2,700 depositors. The population of its primary service area is approximately 103,000.

     The primary source of Farmers’ revenue is from lending activities, which have represented on average approximately 76% of its revenue annually for the years 2003 through 2005. Farmers generated the following approximate revenues from loans for the following years: $3.9 million for 2005, $3.6 million for 2004, and $2.9 million for 2003. At December 31, 2005, loans totaled $58.8 million or 70.5% of Farmers’ total assets. Other principal revenue sources are investment securities with approximately 10% of revenue on average, and service charges and fees on customer accounts with approximately 9% of revenue on average.

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

     At present, Farmers maintains a 4.5% share of its total market and 28.6% of its core market, as measured by the deposits held by Farmers relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2005. Farmers’ shares are the ninth largest of 13 institutions in its total market and second largest of four institutions in its core market. The largest shares of its total market are 19.2%, 19.0% and 16.0%, which are held by two larger federally chartered banks and one state chartered bank. No other share of the total market exceeds 9%. The largest share of its core market is 31.2%, which is held by a larger federally chartered bank. The remaining shares are 24.9% and 15.3% and are held by institutions with which Farmers competes in Buchanan County as well.

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

     Mid-America became a majority-owned subsidiary of the Company in February 2004. The Company’s ownership percentage was 55.6% (81,600 shares) as of December 31, 2005. Mid-America’s financial information has been reported on a consolidated basis with the Company’s financial statements as of December 31, 2005. Mid-America represented approximately $1.4 million or 11.9% of the Company’s pre-consolidated net income for 2005 and $249 thousand or 2.8% in 2004, and $123.9 million or 10.9% of the Company’s assets as of December 31, 2005 and $81.2 million or 7.8% as of December 31, 2004.

     In March 2005, the Company purchased 5,000 additional shares of Mid-America at a cost of $623 thousand, in June 2005 another 15,000 shares at a cost of $2.0 million, and in October 2005 another 13,600 shares at a cost of $2.0 million. These purchases were portions of new stock issuances by Mid-America totaling 58,833 shares. Other shareholders also purchased newly issued shares during 2005, resulting in the Company’s percentage ownership of Mid-America increasing to 55.6% as of December 31, 2005 from 54.6% as of December 31, 2004.

     Heartland’s principal banking office is located at 4801 Town Center Drive, Leawood, Kansas. Heartland owns its main banking premises in fee simple and operates an automatic teller machine located in Leawood. In June 2004, Heartland closed and sold a branch facility located in Jewell, Kansas in order to focus its efforts on its Leawood facility in suburban Kansas City. Effective January 1, 2006, Heartland opened a mortgage banking branch in a leased facility in Prairie Village, Kansas, also in suburban Kansas City.

     As of December 31, 2005, Heartland had 16 full-time employees and 4 part-time employees and approximately 2,000 depositors. The population of its primary service area is approximately 1,000,000.

     The primary source of Heartland’s revenue is from lending activities, which have represented on average approximately 85% of its revenue annually for the years 2004 through 2005. Heartland generated the following approximate revenues from loans for the following years: $6.2 million for 2005, and $3.2 million for 2004. At December 31, 2005, loans totaled $109.1 million or 88.1% of Heartland’s total assets. Other principal revenue sources are investment securities with approximately 8% of revenue on average, and service charges and fees on customer accounts with approximately 3% of revenue on average.

     As indicated above, Heartland’s market includes the core market of Johnson County, Kansas, in which its main office is located, and the target market of Jackson County, Missouri, which borders Johnson County to the east and includes Kansas City, Missouri. Together these counties include the Company’s suburban Leawood, Kansas-Kansas City, Missouri market.

     At present, Heartland holds relatively small shares of both its total market and core market with 0.4% and 0.7%, respectively, as measured by the deposits held by Heartland relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2005. The largest shares of its total market are 11.4%, 10.3% and 10.2% and are held by substantially larger, federally chartered banks with significant regional and/or national presences. Heartland ranks 37th out of 86 FDIC-insured institutions in its total market and 26th out of 59 such institutions in its core market, as measured by such deposits; therefore, though small, Heartland’s shares are greater than at least one-half of the other institutions in its markets.

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

INVESTMENT SECURITIES ACTIVITIES

     A description of the Company’s investment activities including the investment portfolio and maturities thereof is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 under the heading “Investment Securities”.

SOURCES OF FUNDS

     A description of the Company’s sources of funds, including deposits and borrowings, is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 under the headings “Deposits”, “Short-term Borrowings”, and “Long-term Debt”, among others.

LAWS AND REGULATIONS APPLICABLE TO BANK HOLDING COMPANIES

General

     As a registered bank holding company under the Bank Holding Company Act (the “BHC Act”), the Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “FRB”). The FRB has the authority to issue cease and desist orders or take other enforcement action against our holding company if it determines that our actions represent unsafe and unsound practices or violations of law. Regulation by the FRB is principally intended to protect depositors of our subsidiary banks and the safety and soundness of the U.S. banking system, not the stockholders of the Company.

Limitation on Acquisitions

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

Limitation on Activities

     The activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies that qualify and register as “financial holding companies” are also able to engage in certain additional financial activities, such as securities and insurance underwriting, subject to limitations set forth in federal law. As of December 31, 2005, the Company was not a “financial holding company.”

Regulatory Capital Requirements

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

     For purposes of the total risk-based capital guideline, Tier 2 capital (also referred to as supplementary capital) is defined to include: allowances for loan and lease losses (limited to 1.25% of risk-weighted assets), perpetual preferred stock not included in Tier 1 capital, intermediate-term preferred stock and any related surplus, certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, and intermediate-term subordinated debt instruments (subject to limitations). The maximum amount of qualifying Tier 2 capital is 100% of qualifying Tier 1 capital. For purposes of the total risk-based capital guideline, total capital equals Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, and deferred tax assets and other deductions.

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

     On December 31, 2005 and 2004, the Company was in compliance with all of the FRB’s capital adequacy guidelines.

     In August 2005, the Company issued $10.3 million of junior subordinated debentures to Mercantile Bancorp Capital Trust I (the “Trust”). The Trust is a wholly-owned unconsolidated subsidiary, which was formed for the purpose of this transaction. The Company owns all of the securities of the Trust that possess general voting powers. In connection with the Company’s issuance of the debentures to the Trust, the Trust issued cumulative preferred securities to a third party in a private placement offering. The Trust invested the proceeds of its issuance in the Company’s junior subordinated debentures. In accordance with bank regulations, 25% of Tier 1 capital may be comprised of the junior subordinated debentures owed to the Trust.

Source of Strength

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

Liability of Commonly Controlled Institutions

     Under cross-guaranty provisions of the Federal Deposit Insurance Act (the “FDIA”), each bank subsidiary of a bank holding company is liable for any loss incurred by the Federal Deposit Insurance Corporation’s insurance fund for banks in connection with the failure of any other bank subsidiary of the bank holding company.

LAWS AND REGULATIONS APPLICABLE TO THE COMPANY’S SUBSIDIARY BANKS

General

     The Company’s six subsidiary banks located in Illinois, MTSB, Augusta, Marine Trust, Hamilton, Golden, and Brown County, are all state non-member banks. As such, they are subject to regulation and supervision by the Illinois Department of Financial and Professional Regulation and the Federal Deposit Insurance Corporation (“FDIC”). The Company’s two banks in Missouri, Perry and Farmers, are both state non-member banks, and are subject to regulation and supervision by the Missouri Division of Finance and the FDIC. Heartland, the Company’s subsidiary bank in Kansas, is a state non-member bank and is subject to regulation and supervision by the Kansas Division of Banking and the FDIC.

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

Bank Regulatory Capital Requirements

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

     Federal banking laws require the federal regulatory agencies to take prompt corrective action against undercapitalized banks, that is, banks falling into any of the latter three categories set forth above.

     On December 31, 2005 and 2004, all of the Company’s subsidiary banks were “well capitalized” under applicable requirements.

Deposit Insurance and Assessments

     The deposits of all of the Company’s subsidiary banks are insured by the FDIC’s Bank Insurance Fund, in general up to a maximum of $100,000 per insured depositor. As a result of a recently enacted federal law, the FDIC insurance limit for deposits held in an IRA account at an insured institution will increase later this year to a maximum of $250,000 per account. Under federal banking law and regulations, insured banks are required to pay semi-annual assessments to the FDIC for deposit insurance. The FDIC’s assessment system requires insured banks to pay varying assessment rates, depending upon the level of the bank’s capital, the degree of supervisory concern over the bank, and various other factors, including the overall levels of reserves in the FDIC’s insurance fund from time to time.

Limitations on Interest Rates and Loans to One Borrower

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

Payment of Dividends

     The Company’s subsidiary banks are subject to federal and state banking laws limiting the payment of cash dividends by banks. Typically, such laws restrict dividends to the bank’s undivided profits account or, if greater, profits earned during the current and preceding fiscal year. In addition, under federal banking law, an FDIC-insured institution may not pay dividends while it is undercapitalized under regulatory capital guidelines or if payment would cause it to become undercapitalized. In addition, the FDIC has authority to prohibit or to limit the payment of dividends by a bank if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.

The USA Patriot Act

     The USA Patriot Act of 2001, as recently renewed and amended (the “Patriot Act”), has imposed substantial new record-keeping and due diligence obligations on banks and other financial institutions, with a particular focus on detecting and reporting money-laundering transactions involving domestic or international customers. The U.S. Treasury Department has issued and will continue to issue regulations clarifying the Patriot Act’s requirements. The Patriot Act requires all “financial institutions,” as defined, to establish certain anti-money laundering compliance and due diligence programs, which impose significant costs on our Company and all financial institutions.

Community Reinvestment Act

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

Transactions with Affiliates

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

Other Laws

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

LAWS GOVERNING INTERSTATE BANKING AND BRANCHING

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

REGULATION OF OTHER NON-BANKING ACTIVITIES.

     Federal and state banking laws affect the ability of the Company or its subsidiary banks to engage, directly or indirectly through non-bank subsidiaries or third parties, in activities of a non-traditional banking nature, such as insurance agency, securities brokerage, or investment advisory activities. To the extent that we are authorized to engage and do engage in such activities, we are careful to comply with the applicable banking laws, as well as any other laws and regulations specifically regulating the conduct of these non-banking activities, such as the federal and state securities laws, regulations of self-regulatory organizations such as the National Association of Securities Dealers and state insurance laws and regulations. These laws and regulations are principally focused on protecting customers of the Company’s subsidiaries rather than the stockholders of the Company.

SARBANES-OXLEY ACT OF 2002

     On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that enforces auditing, quality control and independence standards on registered companies and their independent public accounting firms, Sarbanes-Oxley placed certain direct restrictions on the scope of non-audit services that may be provided by accounting firms to their public company audit clients. Any permitted non-audit services provided by an auditing firm to a public company audit client must be preapproved by the company’s audit committee. In addition, Sarbanes-Oxley makes certain changes to the requirements for periodic rotation of audit partners in public audit firms. Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of their company’s periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. The Company’s Chief Executive Officer and Chief Financial Officer have signed certifications to this Form 10-K as required by Sarbanes-Oxley. In addition, under Sarbanes-Oxley, counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Under Sarbanes-Oxley, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading the company’s securities during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under Sarbanes-Oxley be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in their individual ownership of their company’s securities within two business days of the change.

     Sarbanes-Oxley increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.” Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer, other than normal directors fees. In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under Sarbanes-Oxley, an independent public accounting firm is prohibited from performing audit services for a registered company if the company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions was previously employed by the audit firm and participated in the firm’s audit of the company during the one-year period preceding the audit initiation date. Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. Sarbanes-Oxley requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. Sarbanes-Oxley requires the company’s registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal controls.

CHANGES IN LAW AND REGULATION AFFECTING THE COMPANY GENERALLY

Future Legislation

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

Fiscal Monetary Policies

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

ITEM 1A – RISK FACTORS

     Various risks and uncertainties, some of which are difficult to predict and beyond the Company’s control, could negatively impact the Company. Adverse experience with the risks listed below could have a material impact on the Company’s financial condition and results of operations, as well as the value of its common stock.

Changes in the domestic interest rate environment could negatively affect the Company’s net interest income.

     Interest rate risk is the risk that changes in market rates and prices will adversely affect financial condition or results of operations. Net interest income is the Company’s largest source of revenue and is highly dependent on achieving a positive spread between the interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in interest rates could negatively impact the ability to attract deposits, make loans, and achieve a positive spread resulting in compression of the net interest margin.

Liquidity risk may affect the ability of the Company to meet future contractual obligations.

     Liquidity risk is the risk that the Company will have insufficient cash or access to cash to satisfy current and future financial obligations, including demands for loans and deposit withdrawals, funding operating costs, and for other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. Results of operations could be affected if the Company were unable to satisfy current or future financial obligations.

The financial services industry is highly competitive, and competitive pressures could intensify and adversely affect the Company’s financial results.

     The Company operates in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. The Company competes with other commercial banks, savings and loan associations, mutual savings banks, finance companies, mortgage banking companies, credit unions and investment companies. In addition, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. Many of these competitors have fewer regulatory constraints and some have lower cost structures.

If economic conditions worsen, the Company may suffer from credit risk and the Company’s allowance for loan losses may not be adequate to cover actual losses.

     Credit risk is the risk that loan customers or other counter-parties will be unable to perform their contractual obligations resulting in a negative impact on earnings. Like all financial institutions, the Company maintains an allowance for loan losses to provide for loan defaults and non-performance. The allowance for loan losses is based on historical loss experience as well as an evaluation of the risks associated with the loan portfolio, including the size and composition of the portfolio, current economic conditions and geographic concentrations within the portfolio. If the economy in the Company’s primary geographic market areas, west-central Illinois, northern Missouri and eastern Kansas, should worsen, this may have an adverse impact on the loan portfolio. If for any reason the quality of the portfolio should weaken, the allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect financial results.

Changes in accounting standards may materially impact the Company’s financial statements.

     From time to time, the Financial Accounting Standards Board (FASB) changes the financial accounting and reporting standards that govern the preparation of financial statements. These changes can be hard to predict and can materially impact how the Company records and reports financial condition and results of operations. In some cases, it may be necessary to apply a new or revised standard retroactively, resulting in the significant restatement of prior period financial statements.

The Company relies on other companies to provide key components of the Company’s business infrastructure.

     Third party vendors provide key components of business infrastructure such as internet connections, network access and mutual fund distribution. These parties are beyond the Company’s control, and any problems caused by these third parties, including their not providing their services for any reasons or their performing their services poorly, could adversely affect the ability to deliver products and services to customers and otherwise to conduct business.

Significant legal actions could subject the Company to substantial uninsured liabilities.

     From time to time the Company is subject to claims related to operations. These claims and legal actions, including supervisory actions by regulators, could involve large monetary claims and significant defense costs. To protect the Company from the cost of these claims, insurance coverage is maintained in amounts and with deductibles believed to be appropriate, but this insurance coverage may not cover all claims or continue to be available at a reasonable cost. As a result, the Company may be exposed to substantial uninsured liabilities, which could adversely affect results of operations and financial condition.

The Company faces operational risks, including systems failure risks.

     The Company may suffer from operational risks which may create loss resulting from human error, inadequate or failed internal processes and systems, and other external events. Losses may occur due to violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards. In addition, the Company’s computer systems and network infrastructure, like that used by competitors, is always vulnerable to unforeseen problems. These problems may arise in both internally developed systems and the systems of third-party service providers. The Company’s operations are dependent upon the ability to protect computer equipment against physical damage as well as security risks, which include hacking or identity theft.

The Company’s stock price can be volatile.

     The Company’s stock price can fluctuate widely in response to a variety of factors, including: actual or anticipated variations in quarterly operating results; recommendations by securities analysts; significant acquisitions or business combinations; operating and stock price performance of other companies that investors deem comparable; new technology used or services offered by competitors; news reports relating to trends, concerns and other issues in the financial services industry, and changes in government regulations. Many of these factors that may adversely affect the Company’s stock price do not directly pertain to its operating results, including general market fluctuations, industry factors and economic and political conditions and events, including terrorist attacks, economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations.

If the value of real estate in the Company’s market area were to decline materially, a significant portion of the loan portfolio could become under-collateralized, which might have a material adverse affect on the Company.

     In addition to considering the financial strength and cash flow characteristics of borrowers, the Company often secures loans with real estate collateral, which in each case provides an alternate source of repayment in the event of default by the borrower. This real property may deteriorate in value during the time the credit is extended, and if it is necessary to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, earnings and capital could be adversely affected.

The Company may not be able to influence the activities of the banking organizations in which it owns a minority interest.

     The Company owns a minority interest in banking organizations in the Midwest and Southeast. As minority shareholders, the Company may be unable to influence the activities of these organizations, and may suffer losses due to these activities.

The Company is subject to the local economies where it operates, and unfavorable economic or market conditions in these areas could have a material adverse effect on the Company’s financial condition and results of operations.

     The Company’s success depends upon the general business and economic conditions in the United States and in its primary areas of operation in west-central Illinois, northern Missouri and eastern Kansas. Economic conditions in the local market areas, including the agricultural prices for land and crops and commercial and residential real estate values, may have an adverse effect on the quality of the Company’s loan portfolio and financial performance. An economic downturn within the Company’s footprint could negatively impact household and corporate incomes. This impact may lead to decreased demand for loan and deposit products and increase the number of customers who fail to pay interest or principal on their loans.

The Company may be adversely affected by government regulation.

     All banks are subject to extensive federal and state banking regulations and supervision. Banking regulations are intended primarily to protect depositors’ funds and the federal deposit insurance funds, not the shareholders. Regulatory requirements affect lending practices, capital structure, investment practices, dividend policy and growth. Failure to meet minimum capital requirements could result in the imposition of limitations that would adversely impact operations and could, if capital levels dropped significantly, result in being required to cease operations. Changes in governing law, regulations or regulatory practices could impose additional costs on the Company or adversely affect the ability to obtain deposits or make loans and thereby hurt revenues and profitability.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     As of December 31, 2005, the Company’s principal office is located in a building owned and also occupied by Mercantile Trust & Savings Bank in Quincy, Illinois. Each of the Company’s subsidiary banks operates from a main office, branch locations, and other offices in their respective communities. In the aggregate, the Company’s banks have nine main offices, nine branch locations and four other offices.

     The banks own all of their main offices, branches and other locations, except for four branches and two other offices that are leased. All of the leases have initial and/or renewal terms that the Company’s management deems adequate to accommodate its present business plans for such locations. The total net book value of the Company’s and subsidiary banks’ investment in premises and equipment was $18.2 million as of December 31, 2005, and $16.1 million as of December 31, 2004. The increase in such investment is the result primarily of Marine Bank’s construction of a new principal banking facility in Carthage, Illinois.

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiary banks are involved in various legal actions arising from ordinary business activities. Management believes that the liability, if any, arising from such actions will not have a material adverse effect on the Company’s financial statements or business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2005.

ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT

     The following information is provided for the Company’s executive officers as of January 1, 2006. Messrs. Dugan and Awerkamp are also directors of the Company. The executive officers are elected annually by the Board of Directors.

     Dan S. Dugan, age 65, has served as the Chairman, President and Chief Executive Officer of the Company since 1983 and Chairman of MTSB since 1980. Mr. Dugan served as President and CEO of MTSB from 1980 to 2005. Mr. Dugan has served as a director of the Company since 1983. He also serves as a director of each of the Company’s subsidiaries, MTSB, Hamilton, Augusta, Marine Bank, Perry, Golden, Brown County, Farmers and Mid-America. He also serves as director of two bank holding companies in which the Company holds a minority interest, New Frontier Bancshares, Inc., which operates New Frontier Bank located in St. Charles, Missouri, and NorthStar Bancshares, Inc., which operates NorthStar Bank, N.A., located in Liberty, Missouri.

     Ted T. Awerkamp, age 48, has served as Vice President and Secretary of the Company since 1994, and the President and CEO of MTSB since 2005. He served as Executive Vice President and Chief Operating Officer of MTSB from 1993 to 2005. Prior to that time, he served as Assistant Vice President and Vice President of MTSB and as President of Hamilton. Mr. Awerkamp has been a member of the Board of Directors of the Company and MTSB since 1994.

     Michael P. McGrath, age 51, has served as a Vice President and Treasurer of the Company since 1986 and a Senior Vice President and Controller of MTSB since 2002. From 1985 through 2002, he served as Vice President and Controller of MTSB. Prior to 1985, he was a certified public accountant with the firm of Gray Hunter Stenn LLP in Quincy, Illinois.

     Daniel J. Cook, age 50, has served as Vice President-Investments of the Company since May 2005, Senior Vice President-Investments of MTSB since January 2002, and additionally as President of MII since January 2003. Prior to 2002, he served as Vice President-Investments for MTSB. Before joining MTSB in 1993, Mr. Cook was Vice President-Investments of Southwest Bank of St. Louis. He coordinates investment purchases and sales, manages asset/liability allocations, and assists in formulating and executing investment policies for the Company and its subsidiary banks.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The common stock, $1.25 par value per share of the Company (the “Common Stock”), the Company’s only capital stock, is registered under the Securities Exchange Act of 1934 and began trading on the American Stock Exchange on February 28, 2005, under the symbol MBR. Prior to that date, the Company’s shares were traded between shareholders and third parties either privately or through market makers utilizing the Over-the-Counter Bulletin Board (the “OTCBB”), a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. During such period, price information concerning trades through the OTCBB was available from the OTCBB.

     Based on information obtained from the American Stock Exchange and the OTCBB, the high and low bid quotations for the Common Stock for each of the quarters of 2005 and 2004, the two last completed fiscal years of the Company, are set forth in the table below. All such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

     As of December 31, 2005, there were 262 record holders of the Common Stock, which includes 39 holders whose shares are held by The Depository Trust Company, a registered clearing agency, but excludes persons or entities holding stock in nominee or street name through various banks, brokerage houses and other institutions. The exact number of beneficial owners is unknown to the Company at this time.

     The Company’s shareholders are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefor. Funds for the payment of dividends by the Company are primarily obtained from dividends paid to the Company by its subsidiary banks. The Company’s current policy is to pay dividends on a quarterly basis, the amount of which is determined by the Board of Directors considering the Company’s capital needs and other plans at the time. At present, the Company expects that comparable cash dividends will continue to be paid in the future; however, the declaration of future dividends is in the sole discretion of the Board. There is no assurance as to future dividends because they are dependent upon earnings, general economic conditions, the financial condition of the Company and its subsidiary banks and other factors as may be appropriate in the Board’s determination of dividend policy, including but not limited to, restrictions arising from federal and state banking laws and regulations to which the Company and its banks are subject.

     In February 2006, the Company announced a new dividend policy. Subject to the Board of Directors’ ongoing assessment of the Company’s financial performance and capital needs, the Company intends to make four equal quarterly dividend payments. Formerly, the Company made three small quarterly payments and a larger, special year-end dividend, the amount of which was based on the Company’s net income for the entire year.

     For the fiscal years 2005 and 2004, the dollar amount of the dividends paid per share of Common Stock are set forth on the table below.

	Price Range		Cash Dividends
2004	High($)	Low($)	Declared Per Share ($)
1st Quarter	63.25	55.25	.06
2nd Quarter	60.00	57.00	.06
3rd Quarter	57.00	55.50	.06
4th Quarter	56.25	55.50	.56

2005
1st Quarter	60.00	55.50	.06
2nd Quarter	58.00	55.50	.06
3rd Quarter	61.00	56.25	.06
4th Quarter	59.25	57.55	.72

     There were the following issuer purchases of equity securities (i.e., the Company’s common stock) during the three months ended December 31, 2005:

				Maximum Approximate
			Total Number of Shares	Dollar Value of Shares
			Purchased as Part of	that May Yet Be
Fourth Quarter 2005	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the
Calendar Month	Shares Purchased (1)	Paid per Share (1)	or Programs (2)	Plans or Programs (3)
October	6,236	$58.35	6,095	$9,191,358
November	426	$58.31	365	$9,170,078
December	129	$58.22	95	$9,164,568
Total	6,791	$58.34	6,555
____________________

(1)	The total number of shares purchased and the average price paid per share include, in addition to other purchases, shares purchased in the open market and through privately negotiated transactions by the Company’s 401(k) Profit Sharing Plan. For the months indicated the number of shares purchased by the Plan are as follows: 141 in October, 61 in November and 34 in December.

(2)	Includes only those shares that were repurchased under the Company’s publicly announced stock repurchase program, i.e. the $10 million stock repurchase program approved by the Board on August 15, 2005 and announced on August 17, 2005 (the “2005 Repurchase Program”). Does not include shares purchased by the Company’s 401(k) Profit Sharing Plan.

(3)	Dollar amount of repurchase authority remaining at month-end under the 2005 Repurchase Program, the Company’s only publicly announced repurchase program in effect at such dates. The 2005 Repurchase Program is limited to 196,368 shares (10% of the number of outstanding shares on the date the Board approved the program), subject to adjustment, but not to exceed $10 million in repurchases.

     In February 2006, the Company’s Board of Directors approved early termination of its Shareholder Rights Plan and redemption of the rights related to the Plan. The Board determined that the Plan had served the purpose for which it was originally implemented, to provide a measure of protection for stockholders against hostile takeover attempts by an unaffiliated person or group that might attempt to gain control of the Company without providing all stockholders with consideration for the full value of their holdings. The Board further believes that the current premium to book value at which the Company’s shares trade has substantially reduced its vulnerability to under-priced takeover attempts. As part of the termination and in accordance with the Plan, the Company redeemed the rights held by existing shareholders. Each right had a cash redemption value of two tenths of one cent ($0.002), and shareholders held one right for each share of stock they owned.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data for each of the five years in the period ended December 31, 2005, have been derived from Mercantile Bancorp, Inc.’s annual consolidated financial statements. The financial data for each of the three years in the period ended December 31, 2005, appears elsewhere in this report. This financial data should be read in conjunction with the financial statements and the related notes thereto appearing in this report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except per share data)

BALANCE SHEET ITEMS
Securities	$165,066	$173,371	$185,093	$154,375	$188,222
Loans held for sale	3,635	3,367	4,619	25,470	26,138
Loans	857,648	768,722	637,937	582,682	487,241
Allowance for loan losses	8,082	7,115	5,830	4,941	4,370
Total assets	1,137,824	1,040,553	906,160	832,924	771,813
Total deposits	946,129	873,427	758,183	684,154	635,650
Short-term borrowings	32,587	21,385	14,367	19,400	13,243
Long-term debt	51,720	49,758	48,185	49,137	50,329
Minority interest	7,561	3,438	263	407	355
Stockholders’ equity	91,488	85,982	80,034	74,860	66,247

RESULTS OF OPERATIONS
Interest and dividend income	$59,780	$49,786	$46,201	$47,694	$51,641
Interest expense.	24,338	17,993	17,740	20,223	27,018
Net interest income	35,442	31,793	28,461	27,471	24,623
Provision for loan losses	2,368	1,746	2,487	3,906	2,293
Noninterest income	8,547	7,857	8,519	8,974	7,920
Noninterest expense	27,817	25,878	22,986	22,238	20,375
Minority interest	648	151	43	42	31
Provision for income taxes	3,652	3,557	3,153	2,707	2,315
Net income	9,504	8,318	8,311	7,552	7,529

Capital Ratios
Total capital to risk-weighted
assets	11.75%	10.42%	11.70%	10.80%	11.90%
Tier 1 capital to risk-weighted
assets	10.88%	9.55%	10.80%	10.00%	11.20%
Tier 1 capital to average assets	9.00%	7.49%	8.00%	7.90%	7.90%

PER SHARE DATA
Basic earnings per share (1)	$4.85	$4.24	$4.23	$3.85	$3.83
Cash dividends	0.90	0.74	0.70	0.62	0.54
Book value.	46.93	43.79	40.76	38.12	33.74

OTHER INFORMATION
Return on average assets	0.88%	0.83%	0.95%	0.95%	1.02%
Return on average equity	10.59%	9.98%	10.52%	10.72%	12.04%
Dividend payout ratio	18.56%	17.45%	16.55%	16.10%	14.10%
Net interest margin	3.55%	3.43%	3.50%	3.72%	3.55%
Average stockholders’ equity to
average assets	8.33%	8.34%	9.00%	8.87%	8.45%
Allowance for loan losses as a
percentage of total loans	0.94%	0.92%	0.91%%	0.81%	0.85%
Full service offices	18	19	18	17	16
____________________

(1)	In May 2002, the Company’s Board of Directors approved a five-for-one stock split. Share and per share data in the selected consolidated financial information have been retroactively restated for the stock split as if it occurred on January 1, 2001.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following is management’s discussion and analysis of the financial condition and results of operations of Mercantile Bancorp, Inc. for the years ended December 31, 2005, 2004, and 2003. It should be read in conjunction with “Business,” “Selected Financial Data,” the consolidated financial statements and the related notes to the consolidated financial statements.

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

  forecasts of future economic performance; and

  descriptions of assumptions underlying or relating to any of the foregoing.

     By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements.

     Factors which could cause or contribute to such differences include but are not limited to:

  general business and economic conditions on both a regional and national level;

  worldwide political and social unrest, including acts of war and terrorism;

  increased competition in the products and services we offer and the markets in which we conduct our business;

  the interest rate environment;

  fluctuations in the capital markets, which may directly or indirectly affect our asset portfolio;

  legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry;

  technological changes, including the impact of the Internet;

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

OVERVIEW

General

     Mercantile Bancorp, Inc. is a nine-bank holding company headquartered in Quincy, Illinois with 22 banking facilities (18 full service offices, 2 stand-alone drive-up facilities and 2 mortgage banking facilities) serving 14 communities located throughout west-central Illinois, northern Missouri, and eastern Kansas. In addition to the nine banks included in its consolidated group, Mercantile Bancorp has minority interests in five other banking organizations located in Missouri, Georgia and Florida. The Company is focused on meeting the financial needs of the region by offering competitive financial products, services and technologies. It is engaged in retail, commercial and agricultural banking and its core products include loans, deposits, trust and investment management. During 2005, a new mortgage banking branch of Heartland Bank (the wholly-owned subsidiary of Mid-America Bancorp, Inc) was opened in Prairie Village, Kansas. Also in 2005, Marine Bank & Trust completed construction of, and opened for business in, their new banking center in Carthage, Illinois. Farmers State Bank of Northern Missouri closed a branch in St. Joseph, Missouri, due to limited activity at that facility, along with the ability to more efficiently serve its customers at its two other St. Joseph locations.

     In December 2005, the Company announced plans to consolidate the six Illinois bank affiliates from six separately chartered banks to three. The plan calls for combining Security State Bank of Hamilton and the State Bank of Augusta with and into Marine Bank & Trust located in Carthage. Additionally, Golden State Bank located in Golden will be consolidated with and into Brown County State Bank located in Mt. Sterling. The mergers of the banks will be accounted for using a treatment similar to the pooling of interest method of accounting. The planned consolidation should be completed before the end of 2006. The Company expects these mergers to improve efficiencies in its operations through reductions in administrative, regulatory and compliance costs, which in turn will allow the Company to devote greater resources to providing quality products and customer service.

     In January 2006, the Company’s Board of Directors approved a three-for-one stock split and in connection with the split, an amendment to the Company’s Certificate of Incorporation to reduce the $1.25 par value per share of common stock of the Company by one-third to $0.4167 par value per share. The Board of Directors further directed that the amendment be submitted for consideration by the stockholders at the Company’s annual meeting in May 2006. If the amendment is approved by the stockholders, the Company will execute and submit to the Delaware Secretary of State for filing prior to or on the date of the stock split, a Certificate of Amendment of the Certificate of Incorporation providing for the amendment to be effective simultaneously with the stock split. On the effective date, each of the presently authorized shares, $1.25 par value per share (including all issued and outstanding, unissued and treasury shares), will be changed into shares with a par value of $0.4167 per share for each share held at that time. Share and per share data in the consolidated financial statements and notes will be retroactively restated during 2006 for the stock split after it has been effected.

     On March 17, 2006, NorthStar reached a definitive agreement to sell its outstanding capital stock (including the Company’s 19.6% equity interest) to Enterprise Financial Services Corp. (“Enterprise”) of Clayton, Missouri in a cash and stock transaction, subject to shareholder and regulatory approvals. The sale of the Company’s equity interest is valued at approximately $6.6 million. The balance of the equity method investment and related unamortized core deposit intangible totaled approximately $3.8 million as of December 31, 2005. This transaction is expected to close the second or third quarter of 2006. The amount of the cash and value of Enterprise stock received in the transaction in excess of the unamortized cost will be recorded as a gain in the quarter the transaction closes. It is anticipated the Enterprise stock received will be recorded as a cost method investment of the Company.

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

     Although the strategic plan has been developed, the Company acknowledges that its goals may be difficult to achieve due to the fact that many of its competitors are well-established, larger financial institutions with substantially greater resources and lending limits, such as Bank of America, US Bank and Commerce Bank. These institutions offer some services, such as extensive and established branch networks and trust services that the Company either does not provide, or does not provide to the same extent as these other institutions. In addition, many non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Other concerns that could produce a negative impact on profitability include unanticipated fluctuations in interest rates, reductions in loan volume, decline in asset quality, inability to attract and retain experienced bank management and deteriorating economic conditions.

Improving Core Profitability

     The strategic plan is focused on improving the core profitability of the franchise, specifically as measured by earnings per share. Earnings per share for the years ended December 31, 2005, 2004, and 2003 were $4.85, $4.24, and $4.23, respectively. Management believes that the improvement in profitability and earnings per share will be accomplished through the following initiatives.

Growth

     The Company’s primary objective has been to grow the organization in the markets it currently serves, which are predominantly rural communities. However, the Company also is engaged in an effort to diversify its business by expanding into urban areas that are not so dependent on the agricultural economy. In this regard, the Company has acquired equity interests in several banking organizations located in larger cities or suburban communities near larger cities. In 2005, the Company purchased additional shares of Mid-America Bancorp, Inc. of Leawood, Kansas (a suburb of Kansas City), increasing its majority interest to 55.6% as of December 31, 2005. Also in 2005, the Company purchased additional shares of its two equity method investments, New Frontier Bancshares, Inc. of St. Charles, Missouri (a suburb of St. Louis), increasing ownership to 36.5% as of December 31, 2005, and NorthStar Bancshares, Inc. of Liberty, Missouri (a suburb of Kansas City), increasing ownership to 19.6% as of December 31, 2005. In addition, the Company acquired an equity interest in another banking organization in 2005, a 1.6% ownership in Premier Bancshares, Inc. of Jefferson City, Missouri. The Company has a 5.0% interest in GBC Bancorp, Inc. of Lawrenceville, Georgia (a suburb of Atlanta), acquired in 2001, and a 5.0% interest in Integrity Bank of Jupiter, Florida (located near West Palm Beach), acquired in 2003. Management feels that these investments offer the Company excellent potential for growth in value, as they are located in more densely populated, higher growth areas.

     The Company’s total assets have grown from $771.8 million at December 31, 2001 to $1.1 billion at December 31, 2005. The Company believes that as it continues to grow it will be able to take advantage of the economies of scale typically enjoyed by larger organizations. For example, most large institutions have a lower efficiency ratio than do community banks. The Company’s planned mergers of its Illinois banks, from six separate charters to three, is expected to improve efficiencies through reduction of overhead costs. Management feels that the investments made in infrastructure and product offerings are sufficient to support a much larger organization, and thus increases in noninterest expenses going forward should be lower than its proportional increase in assets and revenues. The effect of these trends going forward should have a positive impact on profitability.

Balance Sheet Repositioning

     Although the Company has been successful in developing business in its markets in west-central Illinois and northeast Missouri, management feels that the potential for continued growth in these areas is not as strong as urban and suburban areas that are less dependent upon the agricultural economy, and as a result, has pursued diversification over the past several years by acquiring equity interests in banks located in or near larger metropolitan areas. In addition, the Company has utilized the relationships established with these banks to purchase commercial, residential real estate and commercial real estate loan participations, which serves to increase the volume of loans as well as diversifying the geographic concentration in the loan portfolio. The Company believes that by expanding beyond its traditional markets, it will have the opportunity to improve the proportion of loans on the balance sheet relative to earning assets. With continued emphasis on loan growth as well as opportunities to restructure liabilities to reduce the cost of funds, the Company expects to see an increase in net interest margin that would result in a higher level of profitability. In order to achieve the increase in net interest margin, management focuses on increasing average loans as a percentage of total assets, average earning assets as a percentage of total assets, and average earning assets as a percentage of interest-bearing liabilities. The Company’s average loans to total assets increased from 72.9% as of December 31, 2004 to 74.9% as of December 31, 2005. Average earning assets to total assets decreased slightly from 92.8% as of December 31, 2004 to 92.6% as of December 31, 2005. Average earning assets to interest-bearing liabilities increased from 112.8% as of December 31, 2004 to 113.2% as of December 31, 2005.

Increase Cross-Selling

     In addition to enhancing noninterest income, the Company believes its residential mortgage banking and trust and investment management departments will continue to provide substantial opportunities to cross-sell among the client bases of the different lines of business. The Company has been successful in cross-selling loan and deposit products to mortgage banking and trust customers, as well as selling trust and investment management products to existing bank customers. To build on this success, management has instituted training programs to further enhance cross-selling efforts and continue to develop ways to create incentive for employees to cross-sell services. The Company’s goal is to generate noninterest income of 10% to 20% of total revenue. Noninterest income to total revenue was 12.5% for the year ended December 31, 2005 and 13.6% for the year ended December 31, 2004.

     In January 2005, MTSB hired a new trust officer who is operating out of an office located in the New Frontier facility in St. Charles, Missouri. Management believes that this is an opportunity to increase noninterest income by providing trust services, as well as cross-selling other bank products, to a larger and rapidly growing market, and that the commitment to high-quality, personalized service will enable the Company to compete effectively with existing providers in the area. As of December 31, 2005, this office has generated approximately $6.5 million in assets under management. Additionally, marketing efforts targeted at area lawyers and estate planning professionals have created the potential for increased estate and trust fees in the future.

     During 2005, Farmers entered into employment contracts with five licensed securities brokers to provide, on behalf of the bank, personal financial advisory services, including the sale of non-deposit investment products through a national securities clearing house. Compensation for each broker is based on a percentage of the commissions generated on the sale of the investment securities. In addition, Farmers has also entered into advanced compensation agreements with the brokers, whereby the bank prepays commissions in three installments over a period of six years. The bank has recorded payments made under the agreements totaling approximately $768 thousand in “other assets”, which is being amortized to other noninterest expense as earned. The brokers are responsible for repayment of a proportionate share of the advance if the brokers are no longer employed by the bank during any period for which an advanced payment was made. Additional advanced compensation payments will be approximately $375 thousand in 2008 and 2011. Management is confident that this strategy of employing experienced brokers with an existing customer base will be a significant source of fee income from the brokerage operation, as well as providing an excellent opportunity to cross-sell the brokerage customers into other banking products and services. Revenue generated from the brokerage operation at Farmers totaled $58 thousand in 2005, due to the brokers building their book of business and addressing the operational aspects of opening a new office. Management feels that in 2006 and beyond, the brokers will be able to devote full attention to sales and advisory services, which has the potential to be an additional source of revenue for the Company.

Asset Quality

     The Company has placed great emphasis on maintaining strong asset quality. In addition to the use of traditional credit measures, a quarterly review of each subsidiary bank’s loan portfolio is performed by a team of employees independent of the lending function to assist in strengthening the credit review process and setting performance benchmarks in the areas of nonperforming assets, charge-offs, past dues, and loan documentation. The results of this continued focus on asset quality are evidenced by the non-performing loans and non-performing other assets ratio of .64% as of December 31, 2005 and .66% as of December 31, 2004. Net charge-offs to average total loans were .17% for the year ended December 31, 2005 and .13% for the year ended December 31, 2004.

Results of Operations

     The Company generates the majority of its revenue from interest on loans, income from investment securities and service charges on customer accounts. These revenues are offset by interest expense paid on deposits and other borrowings and noninterest expense such as administrative and occupancy expenses. Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest margin is determined by dividing net interest income by average interest-earning assets. Interest and dividend income is the largest source of revenue, representing 87% of total revenue during 2005 and 86% of total revenue during 2004. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin.

     The low interest rate environment prior to June 30, 2004 had a negative impact on net interest margin, as maturing assets repriced at lower rates more rapidly than maturing liabilities. The Federal Reserve began increasing the target federal funds rate on June 30, 2004, which the Company had positioned itself to benefit from by having more assets subject to repricing at the higher rates than the liabilities funding those assets. While the Company did see improvement in net interest margin in 2005, the improvement was not as significant as anticipated, due to the shift in spread between long-term and short-term rates. That spread, using the 10-year Treasury note as the long-term benchmark and the federal funds target rate as short-term, was approximately 390 basis points in June 2004, but had dropped to approximately 35 basis points by December 2005, creating a relatively flat yield curve. The impact of the flat yield curve was a compression of net interest margin, as more assets are tied to the long end of curve, while more liabilities are tied to the short end. Rates on residential mortgage loans, in particular, remained low relative to deposit and borrowing rates. Despite this challenging rate environment, the Company was able to increase net interest income largely due to growth in the volume of earning assets (primarily loans), with the ability to take advantage of the higher rate environment also contributing to the increase. Net interest margins were 3.55%, 3.43%, and 3.50%, for the years ended December 31, 2005, 2004, and 2003, respectively.

     Management believes that interest rates will continue to trend upward early in 2006 before leveling off, and that the Company is still positioned to take advantage of this environment as more of its assets reprice at higher rates. The Company’s strategy is to increase net interest income by aggressively monitoring its asset base for opportunities to improve yields, by continuing to focus on loan growth and loan and securities repricing opportunities, while monitoring liabilities to limit increases in cost of funds by considering alternative funding sources. The Company plans to continue its growth, both internally and through acquisitions, by utilizing management’s underwriting and credit administration skills to generate high-quality loans. Funding for this loan growth will be provided primarily by attracting additional deposits in the Company’s local markets, but alternative sources, such as brokered deposits, repurchase agreements and Federal Home Loan Bank advances, will be considered if competitive pressures drive the cost of local deposits too high.

     Net income was $9.5 million, $8.3 million, and $8.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Net income for the year ended December 31, 2005 was $9.5 million, an increase of $1.2 million or 14.4% from $8.3 million for 2004. The main factors contributing to the increase in net income in 2005 were a $3.6 million increase in net interest income and a $690 thousand increase in noninterest income, offset somewhat by a $622 thousand increase in provision for loan losses, a $1.9 million increase in noninterest expense, a $497 thousand increase in minority interest and a $95 thousand increase in provision for income taxes. Basic earnings per share were $4.85, $4.24, and $4.23 for the years ended December 31, 2005, 2004, and 2003, respectively.

Financial Condition

     Total assets at December 31, 2005 were $1.1 billion compared with $ 1.0 billion at December 31, 2004, an increase of $ 97.3 million or 9.3%, primarily attributable to growth of the loan portfolio. Total loans, including loans held for sale, at December 31, 2005 were $861.3 million compared with $772.1 million at December 31, 2004, an increase of $89.2 million or 11.6% . Total deposits at December 31, 2005 were $946.1 million compared with $873.4 million at December 31, 2004, an increase of $72.7 million or 8.3% . Total stockholders’ equity at December 31, 2005 was $91.5 million compared with $86.0 million at December 31, 2004, an increase of $5.5 million or 6.4% .

     The Company’s growth in its loan portfolio was the primary factor contributing to the increase in net income in 2005. The quality of the loan portfolio has improved, with the ratio of non-performing loans and nonperforming other assets to total loans declining, and the allowance for loan losses, as a percentage of total loans, increasing slightly as of December 31, 2005, compared with December 31, 2004. Nonperforming loans and nonperforming other assets to total loans decreased .02% to .64% of loans as of December 31, 2005 from .66% of loans as of December 31, 2004. The allowance for loan losses, as a percentage of total loans, increased to .94% as of December 31, 2005 from .92% as of December 31, 2004. The provision for loan losses increased $622 thousand to $2.4 million for 2005 from $1.7 million for 2004. Interest rate risk exposure is actively managed and relatively low, and the Company believes it will be able to effectively respond to changes in the interest rate environment in order to enhance net interest margin.

Capital

     As of December 31, 2005 and 2004, the Company and each of its subsidiary banks was categorized as well-capitalized under the capital adequacy guidelines established by the bank regulatory agencies. It is management’s opinion that the healthy capital base, as evidenced by the well-capitalized positions of each of the subsidiaries, puts the Company in excellent position to take advantage of future growth and acquisition opportunities.

Return on Equity and Assets

     The following are key financial ratios for the Comapany for the years ended December 31:

	2005	2004	2003
Return on assets (net income divided by
average total assets)	0.88%	0.83%	0.95%
Return on equity (net income divided by
average equity)	10.59%	9.98%	10.52%
Dividend payout ratio (dividends per share divided by
net income per share	18.56%	17.45%	16.55%
Equity to assets ratio (average equity divided by
average total assets)	8.33%	8.34%	9.00%

Summary of Banking Subsidiaries and Cost and Equity Method Investments

     The Company’s consolidated income is generated primarily by the financial services activities of its subsidiaries. Since the Company was established in 1983, it has acquired seven wholly owned banks, two majority-owned banks, and minority interests in five other unconsolidated banking organizations. The following table illustrates the amounts of net income contributed by each of the consolidated subsidiaries (on a pre-consolidation basis) since January 1, 2003, less purchase accounting adjustments.

		12/31/2005
	Date	Ownership	Pre-consolidated Net Income
Subsidiary	Acquired	Percentage	2005		2004		2003
			(dollars in thousands)
Mercantile Trust & Savings Bank	4/15/83	100.00%	$5,849	49.7%	$4,578	50.4%	$5,048	56.1%
Security State Bank of Hamilton	8/30/88	92.75%	517	4.4%	543	6.0%	595	6.6%
State Bank of Augusta	6/04/90	100.00%	289	2.5%	258	2.8%	292	3.3%
Marine Bank & Trust	4/02/91	100.00%	971	8.2%	949	10.4%	1,209	13.4%
Perry State Bank	10/04/94	100.00%	1,441	12.2%	1,074	11.8%	882	9.8%
Golden State Bank	12/07/97	100.00%	274	2.3%	244	2.7%	225	2.5%
Brown County State Bank	12/07/97	100.00%	674	5.7%	589	6.5%	537	6.0%
Farmers State Bank of
Northern Missouri	10/04/99	100.00%	358	3.0%	600	6.6%	209	2.3%
Mid America Bancorp, Inc.	2/28/04	55.60%	1,407	12.0%	249	2.8%

Total			$11,780	100.0%	$9,084	100.0%	$8,997	100.0%

     In March 2005, the Company purchased 5,000 additional shares of Mid-America at a cost of $623 thousand, in June 2005 another 15,000 shares at a cost of $2.0 million, and in October 2005 another 13,600 shares at a cost of $2.0 million. These purchases were portions of new stock issuances by Mid-America totaling 58,833 shares. Other shareholders also purchased newly issued shares during 2005, resulting in the Company’s percentage ownership of Mid-America increasing to 55.6% as of December 31, 2005.

     The following table details the Company’s equity method investments in common stock of other banking organizations that are not consolidated with the Company and in which the Company owns a 5% or greater equity interest:

	(1)		(2)
	New Frontier Bancshares,		NorthStar Bancshares,
	Inc.		Inc.
	Number of		Number of
Date	Shares	Cost	Shares	Cost
	(dollars in thousands)
7/10/00	12,000	$1,320
10/09/01			40,000	$680
2/01/02			43,000	731
8/27/02	2,300	300
1/03/03	4,100	500
5/08/03	3,600	450
6/23/03	3,396	424
7/02/03
8/29/03
10/17/03			67,000	1,172
12/22/03			15,000	263
1/13/05	3,937	984
6/01/05			63,392	1,261
8/10/05	3,314	829
Original Cost (3)		$4,807		$4,107
Carrying value as of
12/31/05	32,647	$4,024	228,392	$3,081
Ownership Percentage as of
12/31/05	36.5%		19.6%
____________________

(1)	New Frontier Bancshares, Inc. is a privately held bank holding company located in St. Charles, Missouri, with total assets of $122,354 as of December 31, 2005.

(2)	NorthStar Bancshares, Inc. is a privately held bank holding company located in Liberty, Missouri, with total assets of $192,608 as of December 31, 2005.

(3)	Includes gross core deposit intangibles.

     The following table details the Company’s cost method investments in common stock of other banking organizations that are not consolidated with the Company:

	(1)		(2)		(3)
	GBC Bancorp, Inc.		Integrity Bank		Premier Bancshares, Inc.
	Number of		Number of		Number of
Date	Shares	Cost	Shares	Cost	Shares	Cost
	(dollars in thousands)
12/21/01	82,460	$1,155
12/02/03			69,500	$695
11/29/05					25,000	$1,000
12/14/05					12,500	500
Total as of 12/31/05	82,460	$1,155	69,500	$695	37,500	$1,500
Ownership Percentage as of
12/31/05	5.0%		5.0%		1.6%
____________________

(1)	GBC Bancorp, Inc. is a publicly held bank holding company located in Lawrenceville, Georgia, with total assets of $380,152 as of December 31, 2005.

(2)	Integrity Bank is a privately held start-up bank located in Jupiter, Florida which commenced operations as of September 30, 2004. Integrity Bank had total assets of $73,640 as of December 31, 2005.

(3)	Premier Bancshares, Inc. is a privately held bank holding company located in Jefferson City, Missouri, with total assets of $741,718 as of December 31, 2005.

CRITICAL ACCOUNTING POLICIES

     The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2005 and 2004. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

RESULTS OF OPERATIONS

Summary

2005 versus 2004

     The Company reported net income of $9.5 million for the year ended December 31, 2005, an increase of $1.2 million or 14.4% from $8.3 million for 2004. Basic earnings per share for the year ended December 31, 2005 increased to $4.85 from $4.24 in 2004. The main factors contributing to the increase in net income in 2005 were an increase in net interest income of $3.6 million and an increase in noninterest income of $690 thousand, offset somewhat by an increase in provision for loan losses of $622 thousand, an increase in noninterest expense of $1.9 million, an increase in minority interest of $497 thousand and an increase in provision for income taxes of $95 thousand.

     The 2005 increase in net interest income of $3.6 million was the result of an increase in interest income of $10.0 million, partially offset by an increase in interest expense of $6.4 million. The increase in net interest income was largely due to growth in interest-earning assets, primarily loans. However, the Company also benefited from the higher interest rate environment created when the Federal Reserve began increasing rates in June 2004. The net interest margin increased to 3.55% for the year ended December 31, 2005 compared to 3.43% for 2004. Management believes that interest rates will continue to trend upward early in 2006 before leveling off, and that the Company is positioned to take advantage of this environment as more of its assets reprice at higher rates.

     The 2005 increase in provision for loan losses of $622 thousand was primarily attributable to an increase of $464 thousand in net charge-offs in 2005, as well as overall growth of the loan portfolio. The additional charge-offs in 2005 were largely a result of deteriorating credit quality of several large commercial borrowers, along with an increase in individual bankruptcy filings. Although net charge-offs increased, the Company’s ratio of non-performing loans to total loans held steady at .58% as of December 31, 2004 and 2005. Management feels that it has adequately reserved for any potential losses in the loan portfolio, and expects both charge-offs and the ratio of non-performing loans to total loans to trend downward. This expectation is due to healthy economies showing signs of continued growth in the Company’s market areas, and the Company’s ability to utilize its underwriting and credit administration skills to generate high-quality loans.

     The 2005 increase in noninterest income of $690 thousand was primarily due to increases in fiduciary activities of $240 thousand, other service charges and fees of $132 thousand and other noninterest income of $286 thousand. The increase in fiduciary activities was due to growth in assets under management of the Company’s trust departments from $439 million as of December 31, 2004 to $458 million as of December 31, 2005, as well as additional executor fees generated in 2005. The increase in other service charges and fees was attributable to growth in interchange revenue from debit card transactions, as well as an increase in brokerage and financial advisory service fees. The increase in other noninterest income was primarily due to a non-recurring commission negotiated in a new contract with a customer check vendor in October 2005, as well as increased commissions on the sales of checks and other customer service items during the year.

     The 2005 increase in noninterest expense of $1.9 million was largely due to increases in salaries and employee benefits of $755 thousand, net occupancy expense of $574 thousand, and other noninterest expense of $447 thousand The increase in salaries and employee benefits was due to cost of living adjustments, additional expense due to Mid-America’s inclusion in the consolidated financial statements for the full year in 2005, increased employee medical insurance expense and a nonrecurring increase in 2005 to the liability for post-retirement benefits. The increase in net occupancy expense was primarily due to the impact of a nonrecurring charge related to an adjustment in the write-off period of leasehold improvements made to certain facilities to match the original lease terms. The increase in other noninterest expense was due to additional expenses as a result of Mid-America’s inclusion in the consolidated financial statements for the full year in 2005.

     The 2005 increase in minority interest of $497 thousand was attributable to the improvement in Mid-America’s pre-consolidated net income, which increased from $249 thousand in 2004 to $1.4 million in 2005.

     The 2005 increase in provision for income taxes of $95 thousand was primarily due to an increase in net income before taxes offset somewhat by a nonrecurring credit to income tax expense in September 2005 due to increasing the effective tax rate utilized to inventory deferred tax assets of Mid-America. This credit resulted in an effective tax rate of 27.8% for 2005 compared to 30.0% for 2004.

     The Company’s return on average assets was .88%, .83%, and .95% for the years ended December 31, 2005, 2004, and 2003, respectively, and return on average equity was 10.59%, 9.98%, and 10.52% for the years ended December 31, 2005, 2004, and 2003, respectively.

2004 versus 2003

     The Company reported net income of $ 8.3 million for year ended December 31, 2004, an increase of $7 thousand or .1% from $ 8.3 million for 2003. Basic earnings per share for the year ended December 31, 2004 increased slightly to $4.24 from $4.23 in 2003. The main factors contributing to the increase in net income in 2004 were an increase in net interest income of $3.3 million and a decrease in provision for loan losses of $741 thousand, offset somewhat by a decrease in noninterest income of $662 thousand, an increase in noninterest expense of $ 2.9 million and an increase in provision for income taxes of $404 thousand.

     The Company’s February 2004 purchase of additional common stock of Mid-America Bancorp, Inc. resulted in majority ownership, and the Company has consolidated Mid-America into its financial statements effective February 29, 2004. Therefore, the Company’s results of operations for the year ended December 31, 2004 include Mid-America’s results of operations for the period March 1, 2004 through December 31, 2004. During this period,

Mid-America generated pre-consolidated net income of approximately $249 thousand, of which approximately $112 thousand is included in minority interest in the consolidated statement of income for the year ended December 31, 2004.

     The 2004 increase in net interest income of $ 3.3 million was the result of an increase in interest income of $3.6 million, partially offset by an increase in interest expense of $253 thousand. Although the Federal Reserve began increasing interest rates on June 30, 2004, there was an insufficient volume of assets repricing to generate improvement in net interest margin, which decreased to 3.43% for the year ended December 31, 2004 compared to 3.50% for 2003. Growth in interest-earning assets, primarily loans, more than offset the decline in net interest margin, resulting in the improvement in net interest income in 2004.

     The 2004 decrease in provision for loan losses of $741 thousand was primarily attributable to a decline of $661 thousand in net charge-offs in 2004, as well as a decrease in the ratio of non-performing loans to total loans from .81% as of December 31, 2003 to .58% as of December 31, 2004.

     The 2004 decrease in noninterest income of $662 thousand was primarily due to a decrease in net gains on loan sales of $815 thousand, partially offset by an increase in customer service fees of $131 thousand and an increase in income on equity method investments of $187 thousand. The decrease in net gains on loan sales reflects the continued slow-down in mortgage loan refinancing from 2003 levels, and is a revenue source that will vary from year to year based on the interest rate environment. The gains on loan sales are expected to continue at the 2004 levels due to the rising interest rate environment. Approximately $92 thousand of the increase in customer service fees was due to the consolidation of Mid-America in 2004, with the remainder largely due to the fees generated by the Company’s overdraft protection program for demand deposit customers. This program produced an increase in fee income in both 2003 and 2004, and appears to be leveling off to provide a stable source of revenue. Management feels that its fees for overdraft protection and other deposit products are in line with the banking industry in general, reducing competitive pressures from other banks, and that these fees will continue to provide a stable source of revenue. The increase in income on equity method investments was the result of the banking organizations in which the Company is invested becoming profitable for the first time in late 2003 and 2004, and management anticipates continued improvement in profitability of these investments in the future.

     The 2004 increase in noninterest expense of $2.9 million was largely due to an increase in salaries and employee benefits of $2.2 million and an increase in other noninterest expense of $1.0 million, offset somewhat by a decrease in amortization of mortgage servicing rights of $353 thousand. Approximately $1.0 million of the increase in salaries and employee benefits was attributable to the consolidation of Mid-America in 2004. Another $275 thousand of this increase was due to a nonrecurring adjustment of the discount rate from 8.00% to 6.25% used to determine the liability for the salary continuation agreements the Company maintains for three executive officers. The remainder of the increase was due primarily to cost-of-living increases in salaries and employee benefits. Approximately $469 thousand of the increase in other noninterest expense was attributable to the consolidation of Mid-America in 2004, with the remainder primarily due to increases in marketing expense and amortization of core deposit intangibles. The marketing expense was incurred as part of the strategy to attract additional deposit accounts and is expected to continue as the Company competes with other institutions for funding sources to support loan growth. The amortization of core deposit intangibles is related to the Company’s equity method investments and the acquisition of Mid-America and will continue over the 10-year estimated life of the intangible assets. The decrease in amortization of mortgage servicing rights reflects the slow-down in mortgage loan pre-payments as a result of the rising interest rate environment experienced in the second half of 2004.

     The 2004 increase in provision for income taxes of $404 thousand was primarily due to an increase in net income before taxes offset somewhat by a reduction of federally tax-exempt securities income which resulted in an increase in the provision for income taxes as a percent of income before taxes of 30.0% for 2004 compared to 27.5% for 2003.

Earning Assets, Sources of Funds, And Net Interest Margin

     Net interest income represents the amount by which interest income on interest earning assets, including securities and loans, exceeds interest expense incurred on interest bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Company’s earnings. Interest rate fluctuations, as well as changes in the amount and type of interest-earning assets and interest-bearing liabilities, combine to affect net interest income. Changes in the amount and mix of interest-earning assets and interest bearing liabilities are referred to as a “volume change” and changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds are referred to as a “rate change.”

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

CONSOLIDATED AVERAGE BALANCE SHEETS

     The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earnings assets, the interest expense paid for interest-bearing liabilities, and the related interest rates:

	At
	December
	31	Years Ended December 31,
	2005	2005			2004			2003
		Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Yield/Cost	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Interest-bearing demand
deposits	3.90%	$11,796	$358	3.03%	$8,317	$170	2.04%	$5,647	$188	3.33%
Federal funds sold	4.12%	4,461	134	3.00%	5,798	84	1.45%	5,759	50	0.87%
Securities:
Taxable
U.S. treasuries and
government
agencies	4.07%	6,665	219	3.29%	3,932	152	3.87%	9,960	381	3.83%
Mortgage-backed
securities	4.44%	55,067	2,316	4.21%	72,532	2,869	3.96%	84,232	3,747	4.45%
Other securities	4.01%	61,530	2,256	3.67%	63,685	2,128	3.34%	33,633	807	2.40%
Total taxable		123,262	4,791	3.89%	140,149	5,149	3.67%	127,825	4,935	3.86%
Non-taxable - State and
political
subdivisions (3)	3.30%	46,635	1,775	3.81%	39,917	1,553	3.89%	41,937	1,942	4.63%
Loans (net of unearned discount)
(1)(2)	6.78%	806,955	52,487	6.50%	728,388	42,571	5.84%	629,067	38,811	6.17%
Federal Home Loan Bank stock	3.75%	5,287	235	4.44%	4,895	259	5.29%	3,819	275	7.20%
Total interest-earning assets
(1)		$998,396	$59,780	5.99%	$927,464	$49,786	5.37%	$814,054	$46,201	5.68%
Cash & due from banks		$23,387			$22,752			$19,844
Premises and equipment		17,301			15,857			12,596
Foreclosed assets held for sale, net		509			729			1,044
Equity method investment in common
stock		6,433			4,702			5,218
Cost method investment in common
stock		1,849			1,849			1,502
Interest receivable		7,040			6,295			6,244
Cash surrender value of life insurance		15,617			15,026			14,377
Allowance for loan loss		(7,513)			(6,766)			(5,383)
Other		14,939			11,572			7,963

Total Assets		$1,077,958			$999,480			$877,459

	At
	December
	31	Years Ended December 31,
	2005	2005			2004			2003
		Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Yield/Cost	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
		(dollars in thousands)
Liabilities
Interest-bearing transaction
deposits	1.35%	$110,763	$1,066	0.96%	$110,643	$516	0.47%	$90,269	$303	0.34%
Savings deposits	1.30%	54,372	536	0.99%	45,409	240	0.53%	44,520	329	0.74%
Money-market deposits	2.47%	100,227	1,925	1.92%	96,682	905	0.94%	90,301	904	1.00%
Time and brokered time
deposits	3.65%	544,096	17,658	3.25%	498,288	13,815	2.77%	433,474	13,696	3.16%
Short-term borrowings	3.55%	22,272	676	3.04%	19,801	286	1.44%	16,413	233	1.42%
Long-term debt	4.98%	50,011	2,477	4.95%	51,281	2,231	4.35%	49,459	2,275	4.60%
Total interest-bearing
liabilities		$881,741	$24,338	2.76%	$822,104	$17,993	2.19%	$724,436	$17,740	2.45%
Demand deposits		$93,450			$85,197			$68,744
Interest payable		2,828			2,113			2,039
Other liabilities		4,783			3,552			2,850
Minority interest		5,386			3,149			381
Stockholders’ equity		89,770			83,365			79,009

Total Liabilities and
Stockholders’
Equity		$1,077,958			$999,480			$877,459
Interest spread				3.23%			3.18%			3.23%
Net interest income			$35,442			$31,793			$28,461
Net interest margin				3.55%			3.43%			3.50%
Interest-earning assets to interest-
bearing liabilities		113.23%			112.82%			112.37%
____________________

(1)	Non-accrual loans have been included in average loans, net of unearned discount

(2)	Includes loans held for sale

(3)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis

CHANGES IN NET INTEREST INCOME

Rate/Volume Analysis

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

	Years Ended December 31, 2005, 2004, and 2003
	Year 2005 vs. 2004 Change			Year 2004 vs. 2003 Change
	Average	Average	Total	Average	Average	Total
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
	(dollars in thousands)
Increase (decrease) in interest
income:
Interest-bearing bank deposits	$87	$101	$188	$70	$(88)	$(18)
Federal funds sold	(23)	73	50	—	34	34
Investment securities:
U.S. Treasuries and
Agencies	93	(26)	67	(233)	4	(229)
Mortgage-backed
securities	(725)	172	(553)	(488)	(390)	(878)
States and political
subdivisions (1)	256	(34)	222	(90)	(299)	(389)
Other securities	(74)	202	128	918	403	1,321
Loans (net of unearned
discounts)	4,845	5,071	9,916	5,886	(2,126)	3,760
Federal Home Loan Bank
stock	20	(44)	(24)	67	(83)	(16)
Change in interest income (1)	4,479	5,515	9,994	6,130	(2,545)	3,585
Increase (decrease) in interest
expense:
Interest-bearing transaction
deposits	1	549	550	78	135	213
Savings deposits	55	241	296	6	(95)	(89)
Money-market deposits	34	986	1,020	62	(61)	1
Time and brokered time
deposits	1,346	2,497	3,843	1,910	(1,791)	119
Short-term borrowings	40	350	390	49	4	53
Long-term debt	(56)	302	246	82	(126)	(44)
Change in interest expense	1,420	4,925	6,345	2,187	(1,934)	253
Increase (decrease) in net interest
income (1)	$3,059	$590	$3,649	$3,943	$(611)	$3,332
____________________

(1)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.

2005 versus 2004

     Average earning assets increased 7.6% or $70.9 million to $998.4 million during the year ended December 31, 2005 from the December 31, 2004 average balance of $927.5 million. The average balance of loans increased 10.8% or $78.6 million to $807.0 million during 2005 from the December 31, 2004 average balance of $728.4 million. Approximately $34 million of the growth in average loan balances was generated at Mid-America, which is one of the Company’s more rapidly growing subsidiaries, with the remainder attributable to steady growth at the other subsidiary banks. Management believes that loan growth will continue at these levels, through both new acquisitions and growth at its subsidiary banks as the economy improves, and particularly as Mid-America gains market share in the greater Kansas City area. The average balance of U.S. treasury and government agency securities increased 69.5% or $2.8 million to $6.7 million during 2005 from the December 31, 2004 average balance of $3.9 million. The average balance of mortgage-backed securities decreased 24.1% or $17.4 million to $55.1 million during 2005 from the December 31, 2004 average balance of $72.5 million. The average balance of other securities, primarily collateralized mortgage obligations, decreased 3.4% or $2.2 million to $61.5 million during 2005 from the December 31, 2004 average balance of $63.7 million. The average balance of nontaxable state and political subdivision securities increased 16.8% or $6.7 million to $46.6 million during 2005 from the December 31, 2004 average balance of $39.9 million. The overall reduction in average balances of investment securities allowed the Company to shift more of its assets into the higher yields available in the loan portfolio, while the purchase of additional U.S. treasury and government agency securities and nontaxable state and political subdivision securities in 2005 reflected the attractive yields and cash flow characteristics of those securities relative to other investment opportunities.

     The balance of interest-bearing liabilities averaged $881.7 million at December 31, 2005, an increase of $59.6 million or 7.3% from the December 31, 2004 average balance of $822.1 million. The average balance of savings deposits increased 19.7% or $9.0 million to $54.4 million during 2005 from the December 31, 2004 average balance of $45.4 million. The average balance of time and brokered time deposits increased 9.2% or $45.8 million to $544.1 million during 2005 from the December 31, 2004 average balance of $498.3 million. Approximately $21 million of the growth in average time and brokered time deposits was generated at Mid-America, which is one of the Company’s more rapidly growing subsidiaries, with the remainder attributable to steady growth at the other subsidiary banks. Lesser increases were experienced in the average balances of interest-bearing transaction deposits, money market deposits and short-term debt, with a slight decrease in long-term debt.

     The balance of noninterest-bearing demand deposits averaged $93.5 million at December 31, 2005, an increase of $8.3 million or 9.7% from the December 31, 2004 average balance of $85.2 million. Mid-America accounted for approximately $2.6 million of the increase in 2005, with the remainder due to successful deposit promotions at the Company’s other subsidiary banks.

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

     The Company’s net interest margin expressed as a percentage of average earning assets was 3.55% for the year ended December 31, 2005 an increase of 12 basis points from 3.43% in 2004. The interest spread, expressed as the difference between yield on average earning assets and the cost of average interest-bearing liabilities, was 3.23% for the year ended December 31, 2005, an increase of 5 basis points from 3.18% for the same period in 2004.

     Interest income increased $10.0 million or 20.1% to $59.8 million for the year ended December 31, 2005, as compared to interest income of $49.8 million for the year ended December 31, 2004. The increase in interest income is due to growth of average interest-earning assets, primarily loans, plus an increase in yields. The average yield on interest-earning assets increased 62 basis points to 5.99% for the year ended December 31, 2005 as compared to 5.37% for 2004. The higher interest rate environment created when the Federal Reserve began increasing rates in June 2004 allowed the Company to reprice assets in order to generate improvement in yields for the year ended December 31, 2005.

     Interest expense increased $6.3 million or 35.3% to $24.3 million for the year ended December 31, 2005 as compared to interest expense of $18.0 million for the year ended December 31, 2004. The increase in interest expense is attributable primarily to the growth in the average balance of time and brokered time deposits, with minimal growth in other interest-bearing liability categories, as well as an increase in the rates paid on all interest-bearing liabilities. The increase in rates paid on liabilities for 2005 was consistent with the increase in general market rates as dictated by the Federal Reserve. The average rate paid on interest-bearing liabilities rose 57 basis points to 2.76% for 2005 as compared to 2.19% for 2004. Net interest income increased $3.6 million or 11.5% for the year ended December 31, 2005 to $35.4 million from $31.8 million for the same period in 2004. For the year ended December 31, 2005, the average yield on interest-earning assets increased 62 basis points compared to the same period in 2004, but was partially offset by an increase of 57 basis points in the average rate paid on interest-bearing liabilities. The net increase in interest spread of 5 basis points, along with growth in interest-earning assets, primarily loans, allowed for the improvement in net interest income.

     Management believes that net interest income will continue to improve, through growth of interest-earning assets, as well as increases in net interest margin. Interest rates are expected to continue trending upward early in 2006 before leveling off, and the Company is positioned to take advantage of this environment by having interest-earning assets reprice at higher rates more rapidly than interest-bearing liabilities.

2004 versus 2003

     Average earning assets increased 13.9% or $113.4 million to $927.5 million during the year ended December 31, 2004 from the December 31, 2003 average balance of $814.1 million. The average balance of loans increased 15.8% or $99.3 million to $728.4 million during 2004 from the December 31, 2003 average balance of $629.1 million. Approximately $51 million of the increase in average loan balances as of December 31, 2004 was due to the consolidation of Mid-America Bancorp, Inc., with the remainder attributable to steady growth at the other subsidiary banks. The average balance of U.S. government agency securities decreased 60.5% or $6.1 million to $3.9 million during 2004 from the December 31, 2003 average balance of $10.0 million. The average balance of mortgage-backed securities decreased 13.9% or $11.7 million to $72.5 million during 2004 from the December 31, 2003 average balance of $84.2 million. The average balance of other securities, primarily collateralized mortgage obligations, increased 89.4% or $30.1 million to $63.7 million during 2004 from the December 31, 2003 average balance of $33.6 million. The purchase of additional collateralized mortgage obligations in 2004 reflected the attractive yields and cash flow characteristics of those securities relative to other investment opportunities.

     The balance of interest-bearing liabilities averaged $822.1 million at December 31, 2004, an increase of $97.7 million or 13.5% from the December 31, 2003 average balance of $724.4 million. The average balance of interest-bearing transaction deposits increased 22.6% or $20.3 million to $110.6 million during 2004 from the December 31, 2003 average balance of $90.3 million. The average balance of time and brokered time deposits increased 15.0% or $64.8 million to $498.3 million during 2004 from the December 31, 2003 average balance of $433.5 million. The consolidation of Mid-America accounted for approximately $3.8 million of the increase in interest-bearing transaction deposits, and approximately $29.6 million of the increase in time and brokered time deposits as of December 31, 2004. The remainder of the increase in deposits was due to the success of new and re-designed deposit products at the Company’s subsidiary banks, which were implemented to fund loan growth as well as reduce overall funding costs. Lesser increases were experienced in the average balances of savings deposits, money market deposits, short-term debt and long-term debt.

     The balance of noninterest-bearing demand deposits averaged $85.2 million at December 31, 2004, an increase of $16.5 million or 23.9% from the December 31, 2003 average balance of $68.7 million. The consolidation of Mid-America accounted for approximately $7.7 million of the increase as of December 31, 2004, with the remainder due to successful deposit promotions at the Company’s subsidiary banks.

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

     Interest income increased $3.6 million or 7.8% to $49.8 million for the year ended December 31, 2004, as compared to interest income of $46.2 million for the year ended December 31, 2003. The increase in interest income is due to growth of average interest-earning assets, primarily loans, partially offset by a decline in yields. The average yield on interest-earning assets fell 31 basis points to 5.37% for the year ended December 31, 2004 as compared to 5.68% for 2003. Although the Federal Reserve began increasing interest rates on June 30, 2004, there was an insufficient volume of assets repricing to generate improvement in yields for the year ended December 31, 2004. Growth in the average balance of loans, due in part to the consolidation of Mid-America, more than offset the impact of the decline in yields.

     Interest expense increased $253 thousand or 1.4% to $18.0 million for the year ended December 31, 2004 as compared to interest expense of $17.7 million for the year ended December 31, 2003. The increase in interest expense is attributable to the growth in the average balance of all interest-bearing liabilities, primarily time and brokered time deposits, due in part to the consolidation of Mid-America, as well as an increase in the rates paid on interest-bearing transaction deposits. The decline in rates paid on all other categories of deposits, as well as long-term debt, partially offset the increase in interest expense attributable to changes in volume. The average rate paid on interest-bearing liabilities fell 26 basis points to 2.19% for 2004 as compared to 2.45% for 2003.

     Net interest income increased $3.3 million or 11.7% for the year ended December 31, 2004 to $31.8 million from $28.5 million for the same period in 2003. For the year ended December 31, 2004, the average yield on interest-earning assets decreased 31 basis points compared to the same period in 2003, but was partially offset by a decrease of 26 basis points in the average rate paid on interest-bearing liabilities. Growth in interest-earning assets, primarily loans, allowed for the improvement in net interest income.

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

2005 versus 2004

     The provision for loan losses increased $622 thousand to $2.4 million for the year ended December 31, 2005 from $1.7 million for the year ended December 31, 2004. Net charge-offs increased to $1.4 million for the year ended December 31, 2005 from $937 thousand for the year ended December 31, 2004. The increase in both provision for loan losses and net charge-offs were largely a result of deteriorating credit quality of several large commercial borrowers along with an increase in individual bankruptcy filings. Total non-performing loans increased to $5.0 million as of December 31, 2005, from $4.5 million as of December 31, 2004. However, the ratio of non-performing loans to total loans held steady at .58% as of December 31, 2004 and 2005. Despite the increases in net charge-offs and non-performing loans, management believes that overall asset quality remains strong and the reserves for potential loan losses are adequate.

2004 versus 2003

     The provision for loan losses decreased $741 thousand to $1.7 million for the year ended December 31, 2004 from $2.5 million for the year ended December 31, 2003. Net charge-offs decreased to $937 thousand for the year ended December 31, 2004 from $1.6 million for the year ended December 31, 2003. The decrease in both provision for loan losses and net charge-offs were attributable to stronger performance in the agricultural sector of the economy, as favorable weather conditions in the 2004 growing season produced improved crop yields, as well as management’s continuing efforts to tighten underwriting standards following losses incurred in prior years. Total non-performing loans decreased to $4.5 million as of December 31, 2004, from $5.2 million as of December 31, 2003. The ratio of non-performing loans to loans decreased to .58% at December 31, 2004, from .81% at December 31, 2003.

NONINTEREST INCOME

2005 versus 2004

     Total noninterest income increased $690 thousand or 8.8% for the year ended December 31, 2005 to $8.5 million from $7.9 million for the year ended December 31, 2004. The increase in 2005 was primarily due to increases in fiduciary activities of $240 thousand, other service charges and fees of $132 thousand and other noninterest income of $286 thousand. As a percentage of total income, total noninterest income was 12.5% and 13.6% for the years ended December 31, 2005, and 2004, respectively.

     Income from fiduciary activities increased $240 thousand or 14.4% for the year ended December 31, 2005 to $1.9 million from $1.7 million for the year ended December 31, 2004. The majority of this increase was attributable to growth in assets under management of the Company’s trust departments from $439 million as of December 31, 2004 to $458 million as of December 31, 2005. This growth was due to new customers, as well as additional investment assets for existing customers, plus increases in market value of existing assets. The most significant growth occurred in professionally managed investment accounts (primarily endowment and organizational accounts). Many of these were previously custodial accounts, but in 2005 engaged the Company to provide investment management services as well. The fee structure for investment management services is greater than that for custodial services, and the Company believes these accounts will continue to provide a stable source of fee income in the future, with the potential for growth from new customers. The Company also saw growth in fees from executor appointments in 2005. While executor fees are generally one-time events following the death of a client, the Company believes that this source of revenue will continue to grow due to the Company’s success in developing future executor appointments in client wills. The growth in both assets under management and executor fees was enhanced by the trust office in St. Charles, Missouri, which opened in February 2005, and the Company expects this office to be a substantial source of new business in the future.

     Other service charges and fees increased $132 thousand or 14.4% for the year ended December 31, 2005 to $1.1 million from $919 thousand for the year ended December 31, 2004. Approximately $50 thousand of this increase was due to growth in interchange income from debit and credit card activity, as more banking transactions are converted from paper-based checks to electronic point-of-sale purchases. Fees from brokerage and financial advisory services increased approximately $70 thousand for the year ended December 31, 2005 compared to 2004, primarily due to the establishment of a brokerage and financial advisory operation at the Farmers branch in St. Joseph, Missouri in 2005. From June through September of 2005 Farmers entered into employment contracts with five licensed securities brokers to provide personal financial advisory services, including the sale of non-deposit investment products through a national securities clearing house. Compensation for each broker is based on a percentage of the commissions generated on the sale of investment securities. From the time of their employment until the end of 2005, the brokers were building their book of business and addressing the operational aspects of opening a new office. Management feels that in 2006 and beyond, the brokers will be able to devote full attention to sales and advisory services, which has the potential to be a significant source of revenue for the Company.

     Other noninterest income increased $286 thousand or 154.6% for the year ended December 31, 2005 to $471 thousand from $185 thousand for the year ended December 31, 2004. Approximately $175 thousand of this increase was due to a nonrecurring commission negotiated in a new contract with a customer check vendor in October 2005. Another $40 thousand of the increase was attributable to higher commissions on the sale of checks and other customer service items, primarily due to growth in the number of accounts maintained at the subsidiary banks.

2004 versus 2003

     Total noninterest income decreased $662 thousand or 7.8% for the year ended December 31, 2004 to $7.9 million from $8.5 million for the year ended December 31, 2003. The decrease in 2004 was due to a reduction in net gains on loan sales of $815 thousand, partially offset by increases in customer service fees of $131 thousand and income on equity method investments in common stock of $187 thousand. As a percentage of total income, total noninterest income was 13.6% and 15.6% for the years ended December 31, 2004, and 2003, respectively.

     Net gains on loan sales decreased $815 thousand or 61.0% for the year ended December 31, 2004 to $521 thousand from $1.3 million for the year ended December 31, 2003. The decrease reflected a slow-down in mortgage refinancing from 2003 levels. This revenue source will fluctuate based on the interest rate environment. Net gains on loan sales, as a component of total noninterest income, was 6.6% and 15.7% for the years ended December 31, 2004 and 2003, respectively. Customer service fees increased $131 thousand or 4.0% for the year ended December 31, 2004 to $3.4 million from $3.3 million for the year ended December 31, 2003. Approximately $92 thousand of the increase in customer service fees was due to the consolidation of Mid-America in 2004, with the remainder largely due to the fees generated by the Company’s overdraft protection program for demand deposit customers. This program produced an increase in fee income in both 2003 and 2004, and appears to be leveling off to provide a stable source of revenue.

     Income on equity method investments in common stock was $187 thousand for the year ended December 31, 2004 compared to a loss of $216 thousand for the year ended December 31, 2003. As of December 31, 2004, the Company’s equity method investments were New Frontier Bancshares, Inc. and NorthStar Bancshares, Inc. Prior to its consolidation in the Company’s financial statements effective in February 2004, Mid-America was also included in the equity method investments. All of these organizations are engaged in relatively new operations, and none generated positive income prior to 2003.

NONINTEREST EXPENSE

2005 versus 2004

     Total noninterest expense increased $1.9 million or 7.5% for the year ended December 31, 2005 to $27.8 million from $25.9 million for the year ended December 31, 2004. As a percentage of total income, total noninterest expense was 40.7% and 44.9% for the years ended December 31, 2005 and 2004, respectively.

     Salaries and employee benefits increased $755 thousand or 5.0% for the year ended December 31, 2005 to $15.9 million, from $15.2 million for the year ended December 31, 2004. Approximately $200 thousand of this increase was due to Mid-America’s inclusion in the consolidated financial statements for the full year in 2005, compared to a partial year in 2004. Another $203 thousand of the increase was the result of a nonrecurring adjustment recorded in 2005 lowering the discount rate from 7.25% to 5.50% used to determine the liability for post-retirement benefits. Another $150 thousand of the increase was due to higher employee medical insurance expense as inflation in health care costs continued to surpass general inflationary trends. These increases for 2005 were partially offset by a nonrecurring adjustment of $275 thousand in 2004 to decrease the discount rate from 8.00% to 6.25% used to determine the liability for the salary continuation agreements the Company maintains for three executive officers. The remainder of the 2005 increase was due primarily to cost-of-living increases in salaries and employee benefits. Of the total increase in salaries and employee benefits for the year ended December 31, 2005 of $755 thousand, approximately $423 thousand or 56% was attributable to officers, and $332 thousand or 44%, was attributable to non-officers. On average, salaries of officers increased approximately 4% and salaries of non-officers increased approximately 3%. As a percent of average assets, salaries and employee benefits decreased to 1.48% for the year ended December 31, 2005, compared to 1.52% for the year ended December 31, 2004. The Company had 326 full-time equivalent employees at December 31, 2005 and 307 full-time equivalent employees at December 31, 2004, an increase of 19 full-time equivalent employees.

     Net occupancy expense increased $574 thousand or 38.6% for the year ended December 31, 2005 to $2.1 million from $1.5 million for the year ended December 31, 2004. Approximately $425 thousand of this increase was attributable to the impact of a nonrecurring charge related to an adjustment in the write-off period of leasehold improvements made to certain facilities to match the original lease terms, with the remainder due to increases in building maintenance and service contract expense.

     Other noninterest expense increased $447 thousand or 8.8% for the year ended December 31, 2005 to $5.5 million from $5.1 million for the year ended December 31, 2004. Approximately $120 thousand of this increase was attributable to Mid-America’s inclusion in the consolidated financial statements for the full year in 2005, compared to a partial year in 2004. Another $100 thousand of the increase was due to additional donations expense, primarily the donation of Marine Bank’s former bank building to the public library district in Carthage, Illinois, with the remainder due to increases in marketing expense and amortization of core deposit intangibles for the year ended December 31, 2005.

2004 versus 2003

     Total noninterest expense increased $2.9 million or 12.6% for the year ended December 31, 2004 to $25.9 million from $23.0 million for the year ended December 31, 2003. As a percentage of total income, total noninterest expense was 44.9%, and 42.0% for the years ended December 31, 2004 and 2003, respectively.

     Salaries and employee benefits increased $2.2 million or 17.0% for the year ended December 31, 2004 to $15.2 million, from $13.0 million for the year ended December 31, 2003. Approximately $1.0 million of this increase was attributable to the consolidation of Mid-America for the period March 1, 2004 through December 31, 2004. Another $275 thousand of this increase was due to an adjustment in 2004 of the discount rate from 8.00% to 6.25% used to determine the liability for the salary continuation agreements the Company maintains for three executive officers. The remainder of the increase was due primarily to cost-of-living increases in salaries and employee benefits. Of the total increase in salaries and employee benefits for the year ended December 31, 2004 of $2.2 million, approximately $1.3 million or 58% was attributable to officers, and $925 thousand or 42%, was attributable to non-officers. On average, salaries of officers increased approximately 4% and salaries of non-officers increased approximately 3%. As a percent of average assets, salaries and employee benefits increased to 1.52% for the year ended December 31, 2004, compared to 1.48% for the year ended December 31, 2003. The Company had 307 full-time equivalent employees at December 31, 2004 and 294 full-time equivalent employees at December 31, 2003, an increase of 13 full-time equivalent employees. The consolidation of Mid-America included 17 full-time equivalent employees as of December 31, 2004.

     Net occupancy expense increased $195 thousand or 15.1% for the year ended December 31, 2004 to $1.5 million from $1.3 million for the year ended December 31, 2003. Approximately $123 thousand of this increase was attributable to the consolidation of Mid-America for the period March 1, 2004 through December 31, 2004 with the remainder due to increases in building maintenance and service contract expense.

     Professional fees increased $295 thousand or 31.1% for the year ended December 31, 2004 to $1.2 million from $948 thousand for the year ended December 31, 2003. Approximately $44 thousand of this increase was attributable to the consolidation of Mid-America for the period March 1, 2004 through December 31, 2004 with the remainder primarily due to costs associated with the Company’s application for registration of its common stock with the Securities and Exchange Commission.

     Loss on foreclosed assets decreased $286 thousand or 68.1% for the year ended December 31, 2004 to $134 thousand from $420 thousand for the year ended December 31, 2003. The Company experienced more activity than normal in 2003, due to several repossessed properties being disposed of at a loss in 2003.

     Equity method investments in common stock generated net income for the year ended December 31, 2004 as compared with a loss of $216 thousand for the year ended December 31, 2003. The Company’s equity method investments generated net income of $187 thousand for the year ended December 31, 2004, which is included in noninterest income.

     Amortization of mortgage servicing rights decreased $353 thousand or 65.6% for the year ended December 31, 2004 to $185 thousand from $538 thousand for the year ended December 31, 2003. The decrease reflected the slowdown in mortgage refinancing and reduction in prepayment speeds on mortgages from 2003 levels.

     Other noninterest expense increased $1.0 million or 24.5% for the year ended December 31, 2004 to $5.1 million from $4.1 million for the year ended December 31, 2003. Approximately $550 thousand of this increase was attributable to the consolidation of Mid-America for the period March 1, 2004 through December 31, 2004 with the remainder due to increases in marketing expense and amortization of core deposit intangibles for the year ended December 31, 2004.

PROVISION FOR INCOME TAXES

     MTSB has a subsidiary, Mercantile Investments, Inc. (“MII”), which is a Delaware corporation that operates off shore to manage the bank’s investment portfolio. MII began operations in early 2003, and its earnings for the years ended December 31, 2005, 2004 and 2003 are included in the Company’s consolidated financial statements. Part of management’s strategy in forming this subsidiary was to take advantage of current State of Illinois tax laws that exclude income generated by a subsidiary that operates off shore from state taxable income. For the years ended December 31, 2005, 2004 and 2003, the Company’s Illinois income taxes decreased by approximately $85 - $100 thousand each year as a result of MII’s operations off shore. If the state tax law is changed in the future to no longer exclude off-shore investment income from taxable income, the Company’s income tax expense, as a percentage of income before tax, would increase. The Company is not aware of any existing or threatened state action or pending legislation regarding this issue.

2005 versus 2004

     Provision for income taxes for the year ended December 31, 2005 increased $95 thousand or 2.7% to $3.7 million from $3.6 million for the year ended December 31, 2004. The provision for income taxes as a percent of income before income taxes was 27.8% and 30.0% for the years ended December 31, 2005 and 2004, respectively. The decrease in this percentage for 2005 was due to a nonrecurring credit to income tax expense in September 2005 due to increasing the effective tax rate utilized to inventory the deferred tax assets of Mid-America. Prior to the adjustment, Mid-America had inventoried its deferred tax assets at an effective tax rate of 18%, but management believes that Mid-America’s current and potential for future earnings is sufficient to warrant an increase in the rate to 34%. Without the nonrecurring adjustment, the effective tax rate for the Company would have been 30.3% for the year ended December 31, 2005.

2004 versus 2003

     Provision for income taxes for the year ended December 31, 2004 increased $404 thousand or 12.8% to $3.6 million from $3.2 million for the year ended December 31, 2003. The provision for income taxes as a percent of income before income taxes was 30.0% and 27.5% for the years ended December 31, 2004 and 2003, respectively. The increase in this percentage was due to a reduction of federally tax-exempt securities income and an increase in state income taxes for the year ended December 31, 2004 compared to 2003.

FINANCIAL CONDITION

Summary

     Total assets as of December 31, 2005 were $1.1 billion, an increase of $97.3 million or 9.3% from $1.0 billion as of December 31, 2004, primarily due to loan growth of $89.2 million. Cash and cash equivalents increased 11.2% to $44.2 million as of December 31, 2005 as compared to $39.7 million as of December 31, 2004. Total investment securities decreased 4.8% to $165.1 million as of December 31, 2005 as compared to $173.4 million as of December 31, 2004. Total loans, including loans held for sale, increased 11.6% to $861.3 million as of December 31, 2005 as compared to $772.1 million as of December 31, 2004. Federal Home Loan Bank stock increased 6.5% to $5.4 million as of December 31, 2005 as compared to $5.1 million as of December 31, 2004. Equity method investments in common stock increased 49.3% to $7.1 million as of December 31, 2005 as compared to $4.8 million as of December 31, 2004. Cost method investments in common stock increased 81.2% to $3.4 million as of December 31, 2005 as compared to $1.8 million as of December 31, 2004. The net deferred tax asset increased to $4.3 million as of December 31, 2005 from $2.0 million as of December 31, 2004. Cash surrender value of life insurance increased 4.0% to $15.9 million as of December 31, 2005 as compared to $15.3 million as of December 31, 2004. Premises and equipment increased 13.6% to $18.2 million as of December 31, 2005 as compared to $16.1 million as of December 31, 2004. Goodwill remained unchanged at $5.2 million as of December 31, 2005 compared with December 31, 2004. Core deposit intangibles increased to $2.4 million as of December 31, 2005 as compared to $1.2 million as of December 31, 2004.

     Total deposits increased $72.7 million or 8.3% to $946.1 million as of December 31, 2005 as compared to $873.4 million as of December 31, 2004. Non-interest bearing demand deposits increased $8.5 million or 8.9% during 2005, while interest-bearing deposits increased $64.2 million or 8.3% during 2005. Short-term borrowings increased 52.4% to $32.6 million as of December 31, 2005 from $21.4 million as of December 31, 2004. Long-term borrowings increased 3.9% to $51.7 million as of December 31, 2005 from $49.8 million as of December 31, 2004.

     Minority interest increased $4.2 million, from $3.4 million as of December 31, 2004 to $7.6 million as of December 31, 2005 due primarily to increases in the Company’s equity interest in Mid-America.

     Total stockholders’ equity increased 6.4% to $91.5 million as of December 31, 2005 as compared to $86.0 million as of December 31, 2004. Growth in equity is due primarily to $7.7 million of earnings retained by the Company, offset by a decrease of $1.7 million in unrealized gains on available for sale securities, net of taxes.

Earning Assets

     The average interest-earning assets of the Company were 92.6%, 92.8%, and 92.8%, of average total assets for the years ended December 31, 2005, 2004, and 2003, respectively. The slight decrease in this percentage from 2004 to 2005 was primarily attributable to the increases in premises and equipment and equity method investments in common stock during 2005.

Investment Securities

     The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality.

     The Company has classified securities as both available-for-sale and held-to-maturity as of December 31, 2005. Available-for-sale securities are held with the option of their disposal in the foreseeable future to meet investment objectives, liquidity needs or other operational needs. Securities available-for-sale are carried at fair value. Held-to-maturity securities are those securities for which the Company has the positive intent and ability to hold until maturity, and are carried at historical cost adjusted for amortization of premiums and accretion of discounts.

     As of December 31, 2005, the fair value of the available-for-sale securities was $150.2 million and the amortized cost was $151.2 million for a net unrealized loss of $1.0 million. The after-tax effect of this unrealized loss was $657 thousand and has been included in stockholders’ equity. The after-tax unrealized gain was $949 thousand and $1.9 million as of December 31, 2004 and 2003, respectively. Fluctuations in net unrealized gain or loss on available-for-sale securities are due primarily to increases or decreases in prevailing interest rates for the types of securities held in the portfolio.

     The following table sets forth information relating to the amortized cost and fair value of the Company’s available-for-sale securities:

	December 31,
	2005		2004		2003
	Amortize	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
			(dollars in thousands)
U.S. Treasury	$5,375	$5,361	$2,496	$2,487	$—	$—
U.S. government agencies	3,507	3,461	4,350	4,352	6,057	6,113
Mortgage-backed securities	85,399	84,740	96,665	97,424	98,849	100,610
State and political subdivisions	50,665	50,343	36,607	37,379	42,778	44,059
Corporate bonds	6,007	6,014	11,614	11,643	7,121	7,172
Equity securities	277	277	196	196	196	196
Total	$151,230	$150,196	$151,928	$153,481	$155,001	$158,150

     The maturities, fair values and weighted average yields of securities available-for-sale as of December 31, 2005, are:

	Due in 1 year or		Due after 1 year		Due after 5 years		Due after		Equity
	less		through 5 years		through 10 years		10 years		Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Total
	(dollars in thousands)
U.S. Treasury	$4,864	3.44%	$497	4.03%	$—	0.00%	$—	0.00%	$—	0.00%	$5,361
U.S. government
agencies	492	1.50%	2,426	3.55%	543	2.82%	—	0.00%	—	0.00%	3,461
Mortgage-backed
securities (1)	24,047	3.03%	56,022	4.63%	4,671	5.56%	—	0.00%	—	0.00%	84,740
States and political
subdivisions	4,830	4.51%	21,787	4.31%	21,688	3.68%	2,038	4.90%	—	0.00%	50,343
Corporate bonds	514	6.25%	0	0.00%	5,500	5.55%	—	0.00%	—	0.00%	6,014

Equity securities	—		—		—		—		277		277

Total	$34,747	4.06%	$80,732	4.31%	$32,402	4.17%	$2,038	4.90%	$277	0.00%	$150,196
____________________

(1)	The maturities for mortgage-backed securities are based on prepayment speed assumptions and the constant prepayment rate estimated by management based on the current interest rate environment. The assumption rates vary by the individual security.

     The following table sets forth information relating to the amortized cost and fair value of the Company’s held-to-maturity securities:

	December 31,
	2005		2004		2003
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(dollars in thousands)
Mortgage-backed securities	$14,453	$14,207	$19,336	$19,378	$25,833	$25,668
State and political subdivisions	417	415	554	555	1,110	1,118
Total	$14,870	$14,622	$19,890	$19,933	$26,943	$26,786

     The maturities, amortized cost and weighted average yields of securities held-to-maturity as of December 31, 2005, are:

			Due after 1 year		Due after 5 years
	Due in 1 year or less		through 5 years		through 10 years		Due after 10 years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Total
	(dollars in thousands)
States and political subdivisions	$119	2.65%	$120	3.10%	$178	4.80%	$—	0.00%	$417
Mortgage-backed securities (1)	9,955	3.61%	4,498	3.16%	—	0.00%	—	0.00%	14,453
Total	$10,074	3.56%	$4,618	3.15%	$178	4.80%	$—		$14,870
____________________

(1)

The maturities for mortgage-backed securities are based on prepayment speed assumptions and the constant prepayment rate estimated by management based on the current interest rate environment. The assumption rates vary by the individual security.

     The Company also uses its investment portfolio to manage its tax position. Depending upon projected levels of taxable income for the Company, periodic changes are made in the mix of tax-exempt and taxable securities to achieve optimum yields on a tax-equivalent basis. Obligations of state and political subdivisions (tax-exempt obligations) as a percentage of total securities were 30.8%, 21.9%, and 24.4% at December 31, 2005, 2004 and 2003, respectively. Mercantile Investments, Inc., a Delaware corporation and subsidiary of MTSB operates off shore to manage the bank’s investment portfolio. Mercantile Investments, Inc. began operations in 2003, and its earnings for the years ended December 31, 2005, 2004 and 2003 are included in the Company’s consolidated financial statements. Part of management’s strategy in forming this subsidiary was to take advantage of current state tax laws that exclude income generated by off-shore subsidiaries from state taxable income.

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
2)

Expand the geographic region of the Company. If the areas in which the Company operates are broadened, then the negative impact of an economic downturn in one area will be lessened. The Company’s acquisitions of Mid-America Bancorp, Inc. and other equity interests in banks located in higher growth urban areas were done with the intent of reducing geographic risk and reliance on areas heavily dependent on agriculture.

3)

Establish relationships with banks outside of the Company’s geographic region in order to purchase commercial, residential real estate and commercial real estate loan participations. Although these banks are primarily in Illinois, Missouri and Iowa, the loan participations help to diversify the Company’s geographic concentration in its loan portfolio. The Company has loan participations purchased from New Frontier Bancshares, Inc. and NorthStar Bancshares, Inc.

     The Company’s loan approval policy provides for various levels of officer lending authority. When the amount of loans to a borrower exceeds the officer’s lending limit, the loan request goes to either an officer with a higher limit or the Board of Directors loan committee for approval. Loan amounts are also subject to a variety of lending limits imposed by state and federal regulation. In general, a loan to any one borrower cannot exceed 25% of the subsidiary bank’s statutory capital, with exceptions for loans that meet certain collateral guidelines. In addition to these regulatory limits, the Company’s subsidiary banks impose upon themselves internal lending limits which are less than the prescribed legal limits, thus further reducing exposure to any single borrower.

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

     Total loans, including loans held for sale, increased $89.2 million or 11.6% to $861.3 million as of December 31, 2005 from $772.1 million as of December 31, 2004. This increase was the result of internal growth at the Company’s subsidiary banks, including purchases of participation loans from other banking organizations outside of the Company’s direct market areas. The Company has seen its most significant growth in commercial real estate mortgages, increasing $52.7 million or 21.9% to $293.2 million as of December 31, 2005 from $240.5 million as of December 31, 2004, and in installment loans to individuals, increasing $20.1 million or 21.3% to $114.3 million as of December 31, 2005 from $94.2 million as of December 31, 2004. The majority of the increase in commercial real estate mortgages was generated by Mid-America through its subsidiary, Heartland Bank, which experienced rapid growth due to a strengthening economy in the Kansas City area. The increase in installment loans to individuals was primarily generated by MTSB as a result of aggressive marketing of indirect loans through auto dealerships and stable economic conditions in the Quincy, Illinois market.

     Total loans, including loans held for sale, increased 20.2% to $772.1 million as of December 31, 2004 from $642.6 million as of December 31, 2003. In 2004, the Company’s primary loan growth occurred in commercial real estate mortgages, including farmland and construction real estate loans, which increased $48.8 million or 25.5% to $240.5 million as of December 31, 2004 from $191.7 million as of December 31, 2003. Another significant growth area in 2004 was residential real estate mortgages, which increased $46.6 million or 30.3% to $200.5 million as of

December 31, 2004 from $153.8 million as of December 31, 2003. The 2004 growth was primarily attributable to the consolidation of Mid-America and to success in marketing a 10-year fixed rate loan product to be held in the loan portfolio rather than sold in the secondary market.

     The loan portfolio includes a concentration of loans for commercial real estate amounting to approximately $293.2 million, $240.5 million and $191.7 million as of December 31, 2005, 2004 and 2003, respectively. The commercial real estate loans are included in the real estate – mortgage amount on the following table. The commercial real estate loans as of December 31, 2005, 2004 and 2003 include approximately $78.3 million, $59.2 million and $53.6 million, respectively in loans that are collateralized by commercial real estate in the Quincy, Illinois geographic market. The Company does not have a dependence on a single customer or group of related borrowers. Generally, these loans are collateralized by assets of the borrowers. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers. Credit losses arising from lending transactions for commercial real estate entities are comparable with the Company’s credit loss experience on its loan portfolio as a whole.

     The Company’s executive officers and directors and their associates have been and, the Company anticipates will continue to be, customers of the Company’s subsidiary banks in the ordinary course of business, which has included maintaining deposit accounts and trust and other fiduciary accounts and obtaining loans. Specifically, the Company’s banks, principally MTSB, have granted various types of loans to the Company’s executive officers and directors and entities controlled by them. As of December 31, 2005, the loans (a) were consistent with similar practices in the banking industry generally, (b) were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the banks’ other customers, and (c) did not involve more than the normal risk of collectibility or present other unfavorable features.

     The following table summarizes the loan portfolio by type of loan as of the dates indicated:

	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial, financial,
and agricultural	$240,231	27.89%	$233,561	30.25%	$204,912	31.89%	$202,557	33.31%	$164,939	32.13%
Real estate - farmland	66,172	7.68%	64,891	8.40%	60,735	9.45%	62,291	10.24%	53,465	10.41%
Real estate - construction	48,612	5.65%	28,105	3.64%	18,861	2.94%	24,217	3.98%	17,859	3.48%
Real estate - mortgage (1)(2)	391,976	45.51%	351,348	45.51%	270,520	42.10%	235,521	38.73%	204,992	39.93%
Installment loans
to individuals	114,292	13.27%	94,184	12.20%	87,528	13.62%	83,566	13.74%	72,124	14.05%
Total loans (1)	$861,283	100.00%	$772,089	100.00%	$642,556	100.00%	$608,152	100.00%	$513,379	100.00%

(1)	Includes loans held for sale of $3,635 for 2005; $3,367 for 2004; $4,619 for 2003; $25,470 for 2002; and $26,138 for 2001

(2)	Includes commercial real estate loans of $178,395 for 2005; $147,548 for 2004; $112,058 for 2003; of $97,906 for 2002; $74,583 for 2001.

     Included in the table above in the totals for commercial, financial and agricultural loans was $59.3 million, $54.2 million and $50.5 million of agricultural operating loans as of December 31, 2005, 2004 and 2003, respectively. The agricultural operating loans were 6.9%, 7.0% and 7.9% of total loans as of December 31, 2005, 2004 and 2003, respectively. The amount of agricultural operating loans was similar to these percentages as of December 31, 2002 and 2001.

     The following table sets forth remaining maturities of selected loans (excluding real estate-farmland, real estate-mortgage loans and installment loans to individuals) at December 31, 2005:

	1 Year or		Over 5
	Less	1 to 5 Years	Years	Total
	(dollars in thousands)
Commercial, financial, and agricultural	$147,962	$70,851	$21,418	$240,231
Real estate - construction	48,612	—	—	48,612
Total	$196,574	$70,851	$21,418	$288,843

Interest rate sensitivity of selected loans
Fixed rate	$97,483	$37,854	$5,210	$140,547
Adjustable rate	99,091	32,997	16,208	148,296
Total	$196,574	$70,851	$21,418	$288,843

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

     Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the board of directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers the diversification by industry of the commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, and the present level of the allowance for loan losses.

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

     Loans internally categorized as “watch” list loans, which are the same as potential problem loans noted later, show warning elements where the present status portrays one or more deficiencies that require attention in the short-term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. These loans are reviewed to assist in assessing the adequacy of the allowance for loan losses. As of December 31, 2005, 2004 and 2003, watch list loans totaled $17.2 million, $25.6 million, and $24.8 million, respectively.

     Loans internally classified as “substandard” or in the more severe categories of “doubtful” or “loss” are those loans that at a minimum have clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition which may jeopardize recoverability of the debt. As of December 31, 2005, loans of $10.5 million were classified as substandard and $211 thousand were classified as doubtful, or 1.2% and .02%, respectively, of total loans. As of December 31, 2004, loans of $11.4 million were classified as substandard and $708 thousand were classified as doubtful, or 1.5% and .1%, respectively, of total loans. As of December 31, 2003, loans of $10.6 million were classified as substandard and $397 thousand were classified as doubtful, or 1.6% and .1%, respectively, of total loans. There was little change in the total of substandard loans from December 31, 2003 to December 31, 2005 despite the increase in total loans. As of December 31, 2005, 2004 and 2003, there were no loans classified as loss.

     The allowance for loan losses increased $967 thousand to $8.1 million as of December 31, 2005 from $7.1 million as of December 31, 2004. Provision for loan losses was $2.4 million and net charge-offs were $1.4 million for year ended December 31, 2005. The allowance for loan losses as a percent of total loans increased to .94% as of December 31, 2005 from .92% as of December 31, 2004. As a percent of nonperforming loans, the allowance for loan losses increased to 162.29% as of December 31, 2005 from 157.87% as of December 31, 2004.

      The allowance for loan losses increased $1.3 million to $7.1 million as of December 31, 2004 from $5.8 million as of December 31, 2003. Provision for loan losses was $1.7 million and $2.5 million for the years ended December 31, 2004 and 2003, respectively. Net charge-offs were $937 thousand and $1.6 million for the years ended December 31, 2004 and 2003, respectively. The consolidation of Mid-America in February 2004 resulted in the addition of $476 thousand to the allowance for loan losses. The allowance for loan losses as a percent of total loans was .92% and .91% as of December 31, 2004 and 2003, respectively. As a percent of nonperforming loans, the allowance for loan losses was 157.87% and 111.84% as of December 31, 2004 and 2003, respectively.

     The increases in the allowance for loan losses for the years ended December 31, 2005, 2004, and 2003 were the result of management’s estimates of the amounts necessary to provide an adequate reserve against possible future charge-offs. The provision for loan losses represents the amount charged against earnings for each period that management determines based on growth and credit quality of the loan portfolio, and the volume of net charge-offs during the period. For the year ended December 31, 2005, the increase in the allowance for loan losses was due to growth of the loan portfolio, as well as an increase in net charge-offs. For the years ended December 31, 2004 and 2003, the increases in the allowance for loan losses were due to growth of the loan portfolio. The ratio of allowance for loan losses to loans remains somewhat steady at approximately .81% to .94% percent.

The following table shows activity affecting the allowance for loan losses:
	Years ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Average loans outstanding during year	$806,955	$728,388	$629,067	$550,171	$507,087

Allowance for loan losses:
Balance at beginning of year	$7,115	$5,830	$4,941	$4,370	$4,335
Loans charged-off:
Commercial, financial, and agricultural	483	376	865	2,622	1,136
Real estate - farmland	80	—	16	23	—
Real estate - construction	—	—	—	—	—
Real estate - mortgage	222	169	300	368	530
Installment loans to individuals	956	790	879	846	1,008
Total charge-offs	1,741	1,335	2,060	3,859	2,674
Recoveries:
Commercial, financial, and agricultural	138	142	300	341	166
Real estate - farmland	—	34	17	23	9
Real estate - construction	2	5	—	—	—
Real estate - mortgage	60	70	13	2	43
Installment loans to individuals	140	147	132	158	198
Total recoveries	340	398	462	524	416
Net charge-offs	1,401	937	1,598	3,335	2,258
Provision for loan losses	2,368	1,746	2,487	3,906	2,293
Purchased allowance	—	476	—	—	—
Balance at end of year	$8,082	$7,115	$5,830	$4,941	$4,370
Allowance for loan losses as a percent of total
loans outstanding at year end (1)	0.94%	0.92%	0.91%	0.81%	0.85%
Allowance for loan losses as a percent of
total nonperforming loans	162.29%	157.87%	111.84%	120.63%	88.00%
Ratio of net charge-offs to average
total loans	0.17%	0.13%	0.25%	0.61%	0.45%
____________________
(1) Includes loans held for sale

     The following table sets forth the allowance for loan losses by loan categories as of December 31 for each of the years indicated:

	2005		2004		2003		2002		2001
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans*	Amount	Loans*	Amount	Loans*	Amount	Loans*	Amount	Loans*
Commercial, financial,
and agricultural	$2,882,446	27.89%	$2,809,028	30.25%	$2,273,700	31.89%	$1,926,990	33.31%	$1,704,300	32.13%
Real estate - farmland	673,040	7.68%	559,708	8.40%	107,272	9.45%	136,372	10.24%	100,510	10.41%
Real estate - construction	460,234	5.65%	282,651	3.64%	241,362	2.94%	272,743	3.98%	201,020	3.48%
Real estate - mortgage	2,335,147	45.51%	2,185,800	45.51%	2,333,166	42.10%	1,863,745	38.73%	1,708,670	39.93%
Installment loans - consumer	1,335,151	13.27%	1,084,141	12.20%	874,500	13.62%	741,150	13.74%	655,500	14.05%
Uallocated	395,982	0.00%	193,672	0.00%	—	0.00%	—	0.00%	—	0.00%
Total	$8,082,000	100.00%	$7,115,000	100.00%	$5,830,000	100.00%	$4,941,000	100.00%	$4,370,000	100.00%
*Total Loans, cxcluding loans
held for sale	$857,648,000		$768,722,000		$637,937,000		$582,682,000		$482,871,000

NON-PERFORMING ASSETS

     It is management’s policy to place loans on non-accrual status when interest or principal is 90 days or more past due. Such loans may continue on accrual status only if they are both well-secured and in the process of collection.

     The following table sets forth information concerning non-performing assets at December 31 for each of the years indicated:

	At December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Non-accrual loans (1)
Commercial, financial, and agricultural	$1,727	$1,477	$2,059	$1,257	$1,320
Real estate - farmland	105	357	593	377	569
Real estate - construction	—	66	—	—	22
Real estate - mortgage	1,256	804	844	852	797
Installment loans to individuals	544	353	433	685	431
Total non-accrual loans (1)	3,632	3,057	3,929	3,171	3,139
Loans 90 days past due and still accruing	1,342	1,009	1,274	870	1,808
Restructured loans	6	441	10	55	19
Total nonperforming loans	4,980	4,507	5,213	4,096	4,966
Repossessed assets	494	577	795	1,479	1,113
Other assets acquired in satisfaction of
debts previously contracted	—	—	—	—	—
Total nonperforming other assets	494	577	795	1,479	1,113
Total nonperforming loans and nonperforming
other assets	$5,474	$5,084	$6,008	$5,575	$6,079
Nonperforming loans to loans, before allowance
for loan losses	0.58%	0.58%	0.81%	0.67%	0.97%
Nonperforming loans and nonperforming other
assets to loans, before allowance for
loan losses	0.64%	0.66%	0.94%	0.92%	1.18%

(1)	Interest income that would have been recorded in 2005 and 2004 related to nonaccrual loans was $222,000 and $216,000, none of which is included in interest income or net income for 2005 and 2004.

     Total non-performing loans increased to $5.0 million as of December 31, 2005 from $4.5 million as of December 31, 2004, while total non-performing loans and non-performing other assets increased to $5.5 million as of December 31, 2005 from $5.1 million as of December 31, 2004. These increases were due in part to growth of the loan portfolio during 2005, but also reflect deteriorating credit quality in certain commercial and individual borrowers. However, the level of non-performing loans and non-performing other assets as of December 31, 3005 is still below that experienced in 2003, and the overall economic condition of the Company’s markets is stable. The ratio of non-performing loans to total loans, before allowance for loan losses, held steady at .58% as of December 31, 2004 and 2005. The ratio of non-performing loans and non-performing other assets to total loans, before allowance for loan losses, decreased to .64% as of December 31, 2005 from .66% as of December 31, 2004.

     Total non-performing loans decreased to $4.5 million as of December 31, 2004 from $5.2 million as of December 31, 2003, while total non-performing loans and non-performing other assets decreased to $5.1 million as of December 31, 2004 from $6.0 million as of December 31, 2003. These decreases were achieved despite steady growth of the loan portfolio during 2004 and reflect tighter underwriting standards implemented after 2002 as well as stronger performance in the agricultural sector of the economy as favorable weather conditions in the 2004 growing seasons produced improved crop yields. The ratio of non-performing loans to total loans, before allowance for loan losses, decreased to .58% as of December 31, 2004 from 0.81% as of December 31, 2003. The ratio of non-performing loans and non-performing other assets to total loans, before allowance for loan losses, decreased to .66% as of December 31, 2004 from .94% as of December 31, 2003.

     A loan is considered to be impaired when, based on current information and events, it is probable the Company will not be able to collect all amounts due. The accrual of interest income on impaired loans is discontinued when there is reasonable doubt as to the borrower’s ability to meet contractual payments of interest or principal. Impaired loans are defined as all loans classified as “substandard”, “doubtful” or “loss” by the Company. All non-performing loans were included in impaired loans as of December 31, 2005, 2004 and 2003. Impaired loans decreased 9.1% to $11.0 million as of December 31, 2005 compared to $12.1 million as of December 31, 2004, primarily due to stronger performance in the agricultural sector of the economy which helped to improve the credit quality of several classified borrowers. Impaired loans increased 10.0% to $12.1 million as of December 31, 2004 compared to $11.0 million as of December 31, 2003, primarily due to growth of the loan portfolio. The amount of impairment for impaired loans is measured on a loan-by-loan basis to determine exposure, if any, to be included in the allowance for loan losses. The amount of the impairment, if any, included in the allowance for loan losses is calculated either by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. The Company believes that it has adequately reserved for any potential loss on impaired loans. Interest income of $944 thousand, $877 thousand and $526 thousand was recognized on impaired loans on an accrual basis in 2005, 2004, and 2003, respectively, while interest income of $963 thousand, $873 thousand and $515 thousand was recognized on a cash basis for 2005, 2004 and 2003, respectively.

POTENTIAL PROBLEM LOANS

     Potential problem loans, which are the same as watch list loans, are those loans which are not categorized as impaired, non-accrual, past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Further deterioration of the borrower’s financial condition or the economy in general could cause such a loan to develop into a nonperforming loan. Identification as a potential problem loan is management’s first level of warning, and provides for increased scrutiny and frequency of reviews by internal loan review personnel. While most non-performing loans were previously classified as potential problem loans, management believes that the increased attention devoted to these borrowers will allow for most to continue performing according to the original terms of the loans. Management assesses the potential for loss on such loans as it would with other problem loans. Management feels that these loans are substantially collateralized and has considered the effect of any potential loss in determining its allowance for possible loan losses. Potential problem loans totaled $17.2 million, $25.6 million and $24.8 million at December 31, 2005, 2004 and 2003, respectively. The decline in potential problem loans in 2005 reflects management’s aggressive monitoring of the portfolio through its loan review function, tighter underwriting standards utilized by the Company’s loan officers, and generally stable economic conditions. There are no other loans identified which management reasonably expects will materially impact future operating results, liquidity or capital resources. There are no other credits identified about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

OTHER INTEREST-BEARING ASSETS

     There are no other interest-bearing assets that are categorized as impaired.

OTHER ASSETS

     Federal Home Loan Bank stock increased $332 thousand or 6.5% to $5.4 million as of December 31, 2005 as compared to $5.1 million as of December 31, 2004. The increase was due to stock purchased as a requirement to obtain additional borrowings from the FHLB, as well as re-invested stock dividends. Effective in 2005, the Federal Home Loan Bank of Chicago announced that they have ceased repurchasing for an undisclosed period of time any stock in excess of the required investment in Federal Home Loan Bank stock held by member banks. As of December 31, 2005, the Bank has approximately $2,283,000 in excess Federal Home Loan Bank stock.

     Equity method investments in common stock increased $2.3 million to $7.1 million as of December 31, 2005 as compared to $4.8 million as of December 31, 2004. The increase was due to the purchase of additional shares of common stock of New Frontier and NorthStar, as well as adjustments to the carrying amounts to reflect the Company’s share of the respective income of the equity method investments and amortization of the core deposit intangibles related to the investments. The Company recognized core deposit intangibles of $1.4 million and $1.2 million, net of accumulated amortization, relating to the equity method investments in common stock as of December 31, 2005 and 2004, respectively.

     Cost method investments in common stock increased $1.5 million to $3.3 million as of December 31, 2005 as compared to $1.8 million as of December 31, 2004, due to the purchase of 37,500 shares of the outstanding common stock of Premier Bancshares, Inc., a privately held bank holding company located in Jefferson City, Missouri.

     Net deferred income tax assets increased $2.3 million to $4.3 million as of December 31, 2005 as compared to $2.0 million as of December 31, 2004. This was primarily due to an increase in the deferred tax asset related to the net unrealized losses on available-for-sale securities (compared to a deferred tax liability related to unrealized gains on available-for-sale securities as of December 31, 2004), as well as increases in the deferred tax assets related to the allowance for loan losses and a net operating loss carryforward of Mid-America Bancorp, Inc. from December 31, 2004 to December 31, 2005.

     Cash surrender value of life insurance increased $606 thousand or 4.0% to $15.9 million as of December 31, 2005 compared to $15.3 million as of December 31, 2004, due to earnings generated by the underlying policies on the lives of certain officers or former officers of the Company.

     Premises and equipment increased $2.1 million or 13.6% to $18.2 million as of December 31, 2005 compared to $16.1 million as of December 31, 2004. This increase was due to the construction of a new banking center at Marine Bank in Carthage, Illinois totaling approximately $2.9 million, partially offset by depreciation expense on existing facilities.

     Core deposit intangibles, net of accumulated amortization, increased $1.2 million to $2.4 million as of December 31, 2005 compared to $1.2 million as of December 31, 2004. The core deposit intangibles are related to the equity method investments in common stock of New Frontier and NorthStar, as well as the acquisition of Mid-America. The increase in core deposit intangibles as of December 31, 2005 was due to 2005 purchases of additional shares of common stock of all three of these organizations at costs in excess of the underlying equity in the net assets of the organization, partially offset by the amortization of the core deposit intangibles.

     Other assets increased $1.3 million to $4.3 million as of December 31, 2005 from $3.0 million as of December 31, 2004. Approximately $640 thousand of the increase was due to the unamortized balance for advanced compensation agreements entered into by Farmers as part of the employment agreement with its licensed securities brokers, whereby Farmers will prepay commissions in three installments over six years, and amortize the payments to expense as earned, and approximately $370 thousand was due to increased payments of prepaid interest to auto dealerships through which the Company makes indirect installment loans. The remaining increase for 2005 was due to increases in various prepaid expense accounts.

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

     Average total deposits (both interest-bearing and demand) increased $66.7 million or 8.0% as of December 31, 2005 to $902.9 million from $836.2 million as of December 31, 2004. As a percentage of average total deposits, there were increases in noninterest-bearing demand deposits, savings deposits and time deposits, and decreases in interest-bearing demand deposits and money market deposits. Average noninterest-bearing demand deposits increased to 10.3% for 2005 from 10.2% for 2004, average savings deposits increased to 6.0% for 2005 from 5.4% for 2004 and average time deposits increased to 60.3% for 2005 from 59.6% for 2004. Average interest-bearing demand deposits decreased to 12.3% for 2005 from 13.2% for 2004 and average money market deposits decreased to 11.1% for 2005 from 11.6% for 2004. Approximately $47.8 million of the 2005 increase in average total deposits was generated by Mid-America, through its subsidiary, Heartland Bank, which experienced rapid growth due to a strengthening economy in the Kansas City area, with the remainder attributable to the success of new and re-designed deposit products at the Company’s other subsidiary banks.

     The deposit promotions introduced in 2004 were primarily marketing campaigns intended to attract both new customers as well as new balances from existing customers. Management has researched its local markets to identify customer banking needs and has developed new and re-designed products to meet those needs. The products promoted were from all categories of deposits and included new features on demand deposit accounts as well as revised rates and terms on interest-bearing accounts. The primary purpose for implementing these promotions was to provide funding for loan growth, reduce overall funding costs through growth of lower-priced savings and money market accounts (relative to time deposits) and generate a larger customer base from which to cross-sell other banking services. Although some of the growth in deposit accounts was attributable to fee-based products, the Company did not experience a significant increase in these types of fees in 2005. Management believes that the Company will be able to attract new customers and new deposit balances in the future by monitoring its customer needs to determine what products and services are required to stay competitive.

	December 31,
	2005			2004			2003
	Average		Average	Average		Average	Average		Average
	Balance	% Total	Rate	Balance	% Total	Rate	Balance	% Total	Rate
	(dollars in thousands)
Non-interest bearing
demand deposits	$93,450	10.3%	0.00%	$85,197	10.2%	0.00%	$68,744	9.5%	0.00%
Interest bearing
demand deposits	110,763	12.3%	0.96%	110,643	13.2%	0.47%	90,269	12.4%	0.34%
Savings/Money market	154,599	17.1%	1.59%	142,091	17.0%	0.81%	134,821	18.5%	0.91%
Time deposits	544,096	60.3%	3.25%	498,288	59.6%	2.77%	433,474	59.6%	3.16%
Total	$902,908	100.0%	2.62%	$836,219	100.0%	2.06%	$727,308	100.0%	2.31%

	December 31,
	2005	2004	2003	2002
	(dollars in thousands)
High month-end balance of total deposits	$944,672	$875,344	$770,043	$684,562
Low month-end balance of total deposits	869,226	752,187	687,891	626,568

     Certificates of deposit and other deposits of $100,000 and over at December 31, 2005 had the following maturities:

December 31, 2005
(dollars in thousands)
Under 3 months	$181,163
3 months to 6 months	40,783
6 months to 12 months	48,021
Over 12 months	72,606
$342,573

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

	Federal funds
	purchased
	and securities		Short term
	sold under	Other	Federal Home
	agreements to	short-term	Loan Bank
	repurchase	borrowings	borrowings
	(dollars in thousands)
2005
Balance December 31, 2005	$15,315	$1,122	$16,150
Weighted average interest rate as end of year	3.53%	4.00%	4.30%
Maximum amount outstanding at any month end	$26,161	$2,127	$16,150
Average daily balance	$15,598	$976	$2,582
Weighted average interest rate during year (1)	1.43%	3.01%	4.08%
2004
Balance, December 31, 2004	$13,830	$2,069	$5,482
Weighted average interest rate at end of year	2.00%	1.95%	2.47%
Maximum amount outstanding at any month end	$24,952	$2,069	$8,526
Average daily balance	$14,407	$846	$4,548
Weighted average interest rate during year (1)	1.44%	1.18%	1.50%
2003
Balance, December 31, 2003	$13,458	$909	$—
Weighted average interest rate at end of year	1.00%	0.75%	0.00%
Maximum amount outstanding at any month end	$19,748	$3,794	$—
Average daily balance	$15,304	$1,109	$—
Weighted average interest rate during year (1)	1.46%	0.90%	0.00%

____________________

(1)	The weighted average interest rate is computed by dividing total interest for the year by the average daily balance outstanding.

OTHER LIABILITIES

     Other liabilities increased $673 thousand to $5.0 million as of December 31, 2005 from $4.3 million as of December 31, 2004. Approximately $400 thousand of this increase was attributable to an increase in the liability for the salary continuation agreements the Company maintains for three executive officers, with the remainder due to increases in various accrued expense accounts.

LIQUIDITY

     Liquidity management is the process by which the Company ensures that adequate liquid funds are available to meet the present and future cash flow obligations arising in the daily operations of the business. These financial obligations consist of needs for funds to meet commitments to borrowers for extensions of credit, funding capital expenditures, withdrawals by customers, maintaining deposit reserve requirements, servicing debt, paying dividends to shareholders, and paying operating expenses. The Company has no signed commitments for purchase obligations or long-term obligations.

     The Company’s most liquid assets are cash and due from banks, interest-bearing demand deposits, and federal funds sold. The balances of these assets are dependent on the Company’s operating, investing, lending, and financing activities during any given period.

     Average liquid assets are summarized in the table below:

	Years ended December 31,
	2005	2004	2003
	(dollars in thousands)
Cash and due from banks	$23,387	$22,752	$19,844
Interest-bearing demand deposits	11,796	8,317	5,647
Federal funds sold	4,461	5,798	5,759
Total	$39,644	$36,867	$31,250
Percent of average total assets	3.68%	3.69%	3.56%

     Liquid assets as of the dates noted are summarized in the table below:

	December 31,
	2005	2004	2003
	(dollars in thousands)
Cash and due from banks	$27,761	$24,356	$20,673
Interest-bearing demand deposits	14,548	10,098	5,499
Federal funds sold	1,845	5,265	596
Total	$44,154	$39,719	$26,768
Percent of total assets	3.88%	3.82%	2.95%

     The Company’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayment, sales of loans, and capital funds. Additional liquidity is provided by bank lines of credit, repurchase agreements, issuance of trust preferred securities and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank. The Company has a variable rate operating line of credit with US Bank National Association in the amount of $15 million of which $11.1 million was available as of December 31, 2005. This line of credit had a balance of $3.9 million at December 31, 2005 and has been renewed until June 30, 2006. The line of credit has been used for subsidiary acquisitions and to purchase minority interests in various banks.

     The Company has Federal Home Loan Bank advances primarily for funding loans at each of the Company’s subsidiary banks as a lower-cost alternative to certain categories of time deposits and to fit various time intervals within the Company’s overall rate-sensitivity position. At December 31, 2005 and 2004, the Company had $37.5 million and $41.8 million, respectively, of Federal Home Loan Bank advances which are secured by U.S. Government agency and mortgage-backed securities, residential real estate mortgage loans and all stock in the Federal Home Loan Bank owned by the Company. Interest rates on these advances at December 31, 2005 vary from 1.88% to 5.37%. Maturities begin in 2006 and continue through 2011. Of the total FHLB advances outstanding as of December 31, 2005, $31 million is callable beginning in 2006.

     If a substantial portion of the FHLB advances were called, it would have an adverse effect on liquidity. However, the Company has the ability to replace those borrowings with new advances, at the prevailing interest rates and terms established by the FHLB. Other options would include additional federal funds borrowings, additional utilization of brokered time deposits, seasonal lines of credit at the Federal Reserve Bank and pledging unencumbered investment securities as collateral for FHLB borrowings. Based on the Company’s internal policy limits, these other options provide an additional borrowing capacity of approximately $305 million as of December 31, 2005.

     In August 2005, the Company issued $10.3 million of junior subordinated debentures to Mercantile Bancorp Capital Trust I (the “Trust”). The Trust was formed for the sole purpose of issuing its own non-voting cumulative preferred securities to one or more investors. The Company owns all of the voting securities of the Trust. The Trust issued $10 million of its cumulative preferred securities through a private placement offering on August 25, 2005 and invested the proceeds of its issuance in the Company’s junior subordinated debentures. Consistent with the FRB’s capital adequacy guidelines, the proceeds of the Trust’s sale of its preferred securities will qualify as Tier I capital of the Company. The junior subordinated debentures have a fixed interest rate for approximately 10 years of 6.10%, which was the rate on December 31, 2005. Commencing November 25, 2015, the rate is equal to 3 month LIBOR plus 144 basis points. The junior subordinated debentures mature on August 25, 2035 and are callable, at the option of the Company, at par on or after November 23, 2010. The Trust’s sole asset is the Company’s junior subordinated debt. The Company’s obligations with respect to the issuance of the preferred securities constitute a full and unconditional guarantee of the Trust’s obligations with respect to the preferred securities. Interest on the junior subordinated debentures and distributions on the preferred securities are payable quarterly in arrears. Distributions on the preferred securities are cumulative. The Company has the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the junior subordinated debentures, which will require deferral of distribution of the preferred securities, for a period not exceeding 20 consecutive quarterly periods, provided that such deferral may not extend beyond the stated maturity of the junior subordinated debentures. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption.

     The Company uses derivative instruments to manage interest rate risk. At December 31, 2005, the Company had entered into two interest rate swap agreements with a notional amount totaling $15 million. The interest rate swap agreements were used to hedge a pool of variable rate loans. The fair value of the derivatives was $238 thousand and $123 thousand at December 31, 2005 and 2004, respectively and was recorded as a liability in the financial statements.

     As indicated in the table above, average liquid assets increased 7.5% to $39.6 million as of December 31, 2005 from $36.9 million in 2004, which increased 18.0% from $31.2 million in 2003. As a percent of average total assets, average liquid assets decreased to 3.68% in 2005 from 3.69% in 2004, which had increased from 3.56% in 2003. The increase in average liquid assets during 2005 and 2004 is primarily attributable to the Company’s success in attracting and retaining additional deposits which served to meet current loan funding requirements as well as enhancing liquidity. Management is confident that the current level of liquid assets is adequate to meet anticipated cash flow obligations.

     An additional source of liquidity that can be managed for short-term and long-term needs is the Company’s ability to securitize or package loans (primarily mortgage loans) for sale. During 2003 the Company realized increased activity in the origination and sale of loans held for sale due to the low interest-rate environment. This activity slowed considerably in 2004 as the Federal Reserve began increasing rates. The Company sold $32.5 million in mortgage loans during 2005, $36.6 million during 2004 and $98.5 million during 2003. As of December 31, 2005 and 2004 the Company carried $3.6 million and $3.4 million, respectively, in loans held for sale that management intends to sell during the next 12 months.

     The Company also realized steady growth in loans held for investment during 2005 and 2004. This loan growth was funded primarily through deposit growth.

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

     As of December 31, 2005, the total amount of time and brokered time deposits scheduled to mature in the following 12 months was approximately $396.9 million. Long-term debt and related interest payments due in the following 12 months was approximately $10.5 million. Operating lease payments due in the next 12 months total approximately $216 thousand. The Company believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on time and brokered time deposits to retain deposits in changed interest environments. If the Company requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank are available as an additional source of funds.

     The following table presents additional information about contractual obligations as of December 31, 2005, which by their terms have contractual maturity and termination dates subsequent to December 31, 2005:

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals
	(dollars in thousands)
Contractual obligations:
Certificates of deposit	$396,938	$150,232	$27,636	$2,995	$577,801
Long-term borrowing (1)	8,085	23,325	—	20,310	51,720
Interest payments on long-term borrowings	2,435	3,767	2,298	3,171	11,671
Minimum operating lease commitments	216	176	69	—	461
Totals	$407,674	$177,500	$30,003	$26,476	$641,653
____________________

(1)	The long-term borrowings included Federal Home Loan Bank advances totaling $37,475,000 at fixed rates ranging from 1.88% to 5.37%. The remaining borrowings are comprised of a bank note payable totaling $3,935,000 at a variable rate of interest, 5.75% at December 31, 2005, due June 30, 2006, and a junior subordinated debenture owed to an unconsolidated subsidiary totaling $10,310,000.

     As of December 31, 2005, the Company had open-end lines of credit with approximately $179.0 million available to be drawn upon and approximately $9.9 million in unfunded letters of credit. The following table presents additional information about our unfunded commitments as of December 31, 2005, which by their terms have contractual maturity dates subsequent to December 31, 2005:

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals
	(dollars in thousands)
Unfunded commitments:
Letters of credit	$7,262	$219	$4	$2,440	$9,925
Lines of credit	132,585	22,971	18,225	5,194	178,975
Totals	$139,847	$23,190	$18,229	$7,634	$188,900

     Included in the total outstanding unused lines of credit of $179.0 million as of December 31, 2005 were commercial lines of $169.6 million and consumer lines of $9.4 million.

     The Company’s banking subsidiaries routinely enter into commitments to extend credit in the normal course of their business. At December 31, 2005, the Company had outstanding commitments to originate loans aggregating approximately $3.2 million. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $2.6 million at December 31, 2005 with the remainder at floating market rates. The balance of commitments to extend credit represents future cash requirement and some of these commitments may expire without being drawn upon. The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

     The Company believes that it has adequate resources to fund all of its commitments.

RATE SENSITIVE ASSETS AND LIABILITIES

     Interest rate sensitivity is a measure of the volatility of the net interest margin as a consequence of changes in market rates. The rate-sensitivity chart shows the interval of time in which given volumes of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities would be responsive to changes in market interest rates based on their contractual maturities or terms for repricing. It is, however, only a static, single-day depiction of the Company’s rate sensitivity structure, which can be adjusted in response to changes in forecasted interest rates.

     The following table sets forth the static rate-sensitivity analysis of the Company as of December 31, 2005:

	Rate Sensitive Within
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Fair Value
	(dollars in thousands)
Interest bearing deposits	$14,548	$—	$—	$—	$—	$—	$14,548	$14,548
Federal funds sold	1,845	—	—	—	—	—	1,845	1,845
Securities							—
U.S. Treasuries and agencies	5,864	1,062	1,408	—	—	488	8,882	8,822
Mortgage-backed securities	49,619	41,386	8,188	—	—	—	99,193	98,947
State and political
subdivisions	4,554	5,316	6,244	3,985	6,543	24,118	50,760	50,758
Corporate bonds	514	—	—	—	—	5,500	6,014	6,014
Equity securities	277	—	—	—	—	—	277	277
Loans and loans held for sale	453,445	108,568	89,710	67,678	50,277	91,605	861,283	838,637
Total rate-sensitive assets	$530,666	$156,332	$105,550	$71,663	$56,820	$121,711	$1,042,742	$1,019,848

Interest bearing transaction
deposits	$15,877	$13,551	$5,707	$28,574	$15,467	$32,883	$112,059	$112,059
Savings deposits	18,927	7,987	3,017	—	—	—	29,931	49,930
Money market deposits	84,987	12,527	4,058	447	—	—	102,019	102,019
Time and brokered time deposits	396,938	119,428	30,804	20,612	7,024	2,995	577,801	575,505
Short-term borrowings	32,587	—	—	—	—	—	32,587	32,587
Long-term debt	8,085	2,325	21,000	—	—	20,310	51,720	51,313
Total rate-sensitive liabilities	$557,401	$155,818	$64,586	$49,633	$22,491	$56,188	$906,117	$923,413

Rate sensitive assets-rate sensitive
liabilities	$(26,735)	$514	$40,964	$22,030	$34,329	$65,523	$136,625	$96,435

Cumulative Gap	$(26,735)	$(26,221)	$14,743	$36,773	$71,102	$136,625	$136,625

Cumulative amounts as % of total
rate-sensitive assets	-2.47%	-2.42%	1.51%	3.62%	6.91%	13.19%

Cumulative Ratio	0.95	0.96	1.02	1.05	1.08	1.15

     The foregoing table shows a negative (liability-sensitive) rate-sensitivity gap for the 1-year repricing category, with a positive (asset-sensitive) gap for all other categories. The negative gap in the 1-year category results from having more liabilities subject to repricing during that particular time period than assets subject to repricing during the same time period. Beyond the 1-year category, the volume of assets subject to repricing exceeds the volume of liabilities subject to repricing, resulting in a positive gap. On a cumulative basis, which assumes that as assets and liabilities are repriced, they are either retained in the same category or replaced by instruments with similar characteristics, the gap is liability-sensitive in both the 1-year and 1-2 year categories, with an asset-sensitive gap in each repricing category beyond 1-2 years. The Company’s cumulative liability-sensitive gap structure in the 1-year and 1-2 year categories (which are the time frames the Company devotes most of its attention to in its funds management function) will allow net interest margin to grow if interest rates decrease during the respective time frames as costs on interest-bearing liabilities would decline at a faster pace than the yields on interest-bearing liabilities.

     The funds management policies of the Company require the subsidiary banks to monitor their rate-sensitivity positions so that net interest income over the next twelve months will not be reduced by more than 10% given a change in interest rates of up to 200 basis points (plus or minus). As of December 31, 2005, management feels that the banks and the Company, on a consolidated basis, are within those guidelines.

CAPITAL RESOURCES

     Other than the issuance of common stock, the Company’s primary source of capital is net income retained by the Company. During the year ended December 31, 2005, the Company earned $9.5 million and paid dividends of $1.8 million to stockholders resulting in a retention of current earnings of $7.7 million. During the years ended December 31, 2004 and 2003, the Company earned $8.3 million and $8.3 million and paid dividends to stockholders of $1.5 million and $1.4 million resulting in a retention of current earnings of $6.8 million and $6.9 million, respectively.

     The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00% . As of December 31, 2005, the Company had a total capital to total risk-weighted asset ratio of 11.8%, a Tier 1 capital to risk-weighted asset ratio of 10.9% and a Tier 1 leverage ratio of 9.0% . As of December 31, 2004, the Company had a total capital to total risk-weighted asset ratio of 10.4%, a Tier 1 capital to risk-weighted asset ratio of 9.6% and a Tier 1 leverage ratio of 7.5% . As these ratios indicate, the Company exceeds the regulatory capital guidelines. Likewise, the individual ratios for each of the Company’s bank subsidiaries also exceed the regulatory guidelines.

     Without prior approval, the subsidiary banks are restricted as to the amount of dividends that they may declare to the balance of the retained earnings account, adjusted for defined bad debts. The banks’ retained earnings available for dividends to the Company at December 31, 2005 and 2004 totaled $46.5 million and $43.3 million, respectively. As a practical matter, the subsidiary banks restrict dividends to a lesser amount because of the desire to maintain an adequate capital structure. Despite these restrictions, management feels that it has sufficient resources available to meet its capital and funding needs.

REGULATORY CONSIDERATIONS

     It is management’s belief that there are no current recommendations by the regulatory authorities that, if implemented, would have a material effect on the Company’s liquidity, capital resources, or operations.

ACCOUNTING PRONOUNCEMENTS

     In March 2004, the Financial Accounting Standards Board (“FASB”) reached a consensus on Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments. The new disclosure requirements were effective for annual reporting periods ending September 15, 2004 and the new impairment accounting guidance was to become effective for reporting periods beginning after September 15, 2004. In September 2004, the FASB delayed the effective date of EITF 03-1 for measurement and recognition of impairment losses until implementation guidance is issued.

     In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the FASB staff to issue a FASB Staff Position (“FSP”) which will be re-titled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments (“FSP FAS 115-1”). FSP FAS 115-1 will supersede EITF 3-1 and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. FSP FAS 115-1 will replace guidance in EITF 03-1 on loss recognition with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has consistently followed the loss recognition guidance in SFAS 115, so the adoption of FSP FAS 115-1 is not expected to have a significant impact on the Company’s financial condition or results of operations.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Assets (“SFAS 153”). SFAS 153 amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after September 15, 2005. The Company does not expect the requirements of SFAS 153 to have a material impact on its financial position or results of operations.

     In September 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 changes the requirements for the accounting for reporting of a change in accounting principles and also applies to all voluntary changes in accounting principles. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, the reports thereon, and the notes thereto commence at page 78 of this Annual Report on Form 10-K.

Consolidated Quarterly Financial Data

	2005
	December 31	September 30	June 30	March 31
	(dollars in thousands, except per share data)
Interest income	$16,269	$15,390	$14,594	$13,527
Interest expense	6,951	6,479	5,725	5,183
Net interest income	9,318	8,911	8,869	8,344
Provision for loan losses	688	451	680	549
Noninterest income	2,420	2,158	1,985	1,984
Noninterest expense	7,267	7,060	6,638	6,852
Minority interest	119	302	133	94
Income before income taxes	3,664	3,256	3,403	2,833
Income taxes	1,201	634	1,001	816
Net income	$2,463	$2,622	$2,402	$2,017
Basic earnings per share	$1.26	$1.34	$1.22	$1.03

	2004
	December 31	September 30	June 30	March 31
	(dollars in thousands, except per share data)
Interest income	$13,460	$12,571	$12,314	$11,441
Interest expense	4,900	4,615	4,338	4,140
Net interest income	8,560	7,956	7,976	7,301
Provision for loan losses	524	422	399	401
Noninterest income	2,066	1,776	2,025	1,990
Noninterest expense	6,136	7,036	6,679	6,027
Minority interest	69	30	27	25
Income before income taxes	3,897	2,244	2,896	2,838
Income taxes	1,219	622	946	770
Net income	$2,678	$1,622	$1,950	$2,068
Basic earnings per share	$1.37	$0.82	$1.00	$1.05

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the three years ended December 31, 2005.

ITEM 9A. CONTROLS AND PROCEDURES

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

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     For information on the executive officers of the Company, please see Part I of this Form 10-K under the caption Item 4A – “Executive Officers of Registrant”. Also, the Company incorporates herein by reference the information set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“2006 Proxy Statement”), is incorporated herein by reference in response to this item. The Company’s Board of Directors has adopted a Code of Ethics for senior executive, financial and accounting officers, among other persons, which was filed as Exhibit 14.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

ITEM 11. EXECUTIVE COMPENSATION

     The information under the caption “Executive Compensation and Other Information” in the 2006 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information under the caption “Ownership of Common Stock by Management and Principal Shareholders” in the 2006 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption “Interests of Directors and Officers in Certain Transactions” in the 2006 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information under the caption “Principal Accounting Fees and Services” in the 2006 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

     Reference is made to the consolidated financial statements, reports thereon, and notes thereto commencing at page 78 of this Annual Report on Form 10-K. A list of such consolidated financial statements is set forth below:

Report of Independent Certified Public Accountants
Consolidated Balance Sheets at December 31, 2005 and 2004
Consolidated Statements of Income for the Years Ended December 31, 2005, 2004, and 2003
Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2005, 2004, and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004, and 2003

Notes to Consolidated Financial Statements

(b)	Exhibits – See Exhibit Index

(c)	There are no financial statement schedules filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCANTILE BANCORP, INC.
(Registrant)

By:	/s/ DAN S. DUGAN
Name:	DAN S. DUGAN
Title:	Chairman, President and Chief Executive
Officer
Dated:	March 28, 2006

Exhibit
Number	Description of Exhibit
3.1

Certificate of Incorporation of Mercantile Bancorp, Inc., as amended, filed with the Registration Statement on Form 10 dated May 12, 2004 (File No. 000-50757)(the “Registration Statement”), under the same exhibit number.

3.2	Bylaws of Mercantile Bancorp, Inc., as amended, filed herewith.
4.1	Shareholder Rights Agreement dated July 9, 1999 between the Company and Mercantile Trust & Savings Bank, filed under same exhibit number with the Registration Statement.
4.2	Amendment to Shareholder Rights Agreement dated May 15, 2000 between the Company and Mercantile Trust & Savings Bank, filed under same exhibit number with the Registration Statement.
10.1†	Amendment in its Entirety to Employment Agreement dated December 19, 2005, between Mercantile Bancorp, Inc. and Mercantile Trust & Savings Bank and Dan S. Dugan, filed herewith.
10.2†	Executive Employee Salary Continuation Agreement dated December 8, 1994 between Mercantile Trust & Savings Bank and Dan S. Dugan, filed as Exhibit 10.3 with the Registration Statement.
10.3†	Amendment to Dugan Executive Employee Salary Continuation Agreement dated April 26, 2004, filed as Exhibit 10.4 with the Registration Statement.
10.4†	Executive Employee Salary Continuation Agreement dated December 8, 1994 between Mercantile Trust & Savings Bank and Ted T. Awerkamp, filed as Exhibit 10.5 with the Registration Statement.
10.5†	Amendment to Awerkamp Executive Employee Salary Continuation Agreement dated April 26, 2004, filed as Exhibit 10.6 with the Registration Statement.
10.6	Mercantile Bancorp, Inc. Profit Sharing Plan and Trust, filed as Exhibit 10.7 with the Registration Statement.
10.7	401(k) Plan Adoption Agreement, filed as Exhibit 10.8 with the Registration Statement.
10.8	Amendment to the Profit Sharing Plan and Trust, filed as Exhibit 10.9 with the Registration Statement.
14.1	Code of Ethics, filed under same exhibit number with Annual Report on Form 10-K for fiscal year ended December 31, 2004.
21.1	Subsidiaries of registrant, filed with the Registration Statement under same exhibit number.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, filed herewith

     †Management contract or compensatory plan or arrangement.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	DAN S. DUGAN	Chairman, President and Chief Executive Officer	March 28, 2006
	DAN S. DUGAN	(principal executive officer)

/s/	MICHAEL P. MCGRATH	Vice President and Chief Financial Officer	March 28, 2006
	MICHAEL P. MCGRATH	(principal financial officer/principal accounting
officer)

/s/	TED T. AWERKAMP	Director	March 28, 2006
TED T. AWERKAMP

/s/	DAN S. DUGAN	Director	March 28, 2006
DAN S. DUGAN

/s/	MICHAEL J. FOSTER	Director	March 28, 2006
MICHAEL J. FOSTER

/s/	WILLIAM G. KELLER, JR.	Director	March 28, 2006
WILLIAM G. KELLER, JR.

/s/	HAROLD W. KNAPHEIDE, III	Director	March 28, 2006
HAROLD W. KNAPHEIDE, III

/s/	FRANK H. MUSHOLT	Director	March 28, 2006
FRANK H. MUSHOLT

/s/	WALTER D. STEVENSON, III	Director	March 28, 2006
WALTER D. STEVENSON, III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee,
Board of Directors and Stockholders
Mercantile Bancorp, Inc.
Quincy, Illinois

We have audited the accompanying consolidated balance sheets of Mercantile Bancorp, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercantile Bancorp, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Decatur, Illinois
February 9, 2006
except for Note 23
which is as of March 17, 2006

MERCANTILE BANCORP, INC.

Consolidated Balance Sheets
December 31, 2005 and 2004
(in thousands, except share data)

Assets
	2005	2004
Cash and due from banks	$27,761	$24,356
Interest-bearing demand deposits	14,548	10,098
Federal funds sold	1,845	5,265
Cash and cash equivalents	44,154	39,719
Available-for-sale securities	150,196	153,481
Held-to-maturity securities	14,870	19,890
Loans held for sale	3,635	3,367
Loans, net of allowance for loan losses of $8,082 and $7,115 at December 31, 2005 and 2004	849,566	761,607
Interest receivable	7,896	6,518
Foreclosed assets held for sale, net	341	523
Federal Home Loan Bank stock	5,432	5,100
Equity method investments in common stock	7,105	4,760
Cost method investments in common stock	3,350	1,849
Deferred income taxes	4,254	1,978
Mortgage servicing rights	1,018	998
Cash surrender value of life insurance	15,930	15,324
Premises and equipment	18,242	16,059
Goodwill	5,208	5,208
Core deposit intangibles	2,360	1,203
Other	4,267	2,969
Total assets	$1,137,824	$1,040,553
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$104,320	$95,786
Savings, NOW and money market	264,008	255,705
Time	450,336	430,372
Brokered time	127,465	91,564
Total deposits	946,129	873,427
Interest rate swaps at fair value	238	123
Short-term borrowings	32,587	21,385
Long-term debt	51,720	49,758
Interest payable	3,134	2,146
Other	4,967	4,294
Total liabilities	1,038,775	951,133
Commitments and Contingent Liabilities
Minority Interest	7,561	3,438
Stockholders’ Equity
Common stock, $1.25 par value; authorized 12,000,000 shares;
Issued — 1,974,930 shares
Outstanding — 1,949,415 and 1,963,680 shares at December 31, 2005 and 2004	2,469	2,469
Additional paid-in capital	12,924	12,624
Retained earnings	78,200	70,453
Accumulated other comprehensive income (loss)	(848)	857
	92,745	86,403
Treasury stock, at cost
Common; 25,515 and 11,250 shares at December 31, 2005 and 2004	(1,257)	(421)
Total stockholders’ equity	91,488	85,982
Total liabilities and stockholders’ equity	$1,137,824	$1,040,553

See Notes to Consolidated Financial Statements

MERCANTILE BANCORP, INC.

Consolidated Statements of Income
Years Ended December 31, 2005, 2004 and 2003
(in thousands, except share data)

	2005	2004	2003
Interest and Dividend Income
Loans
Taxable	$51,767	$42,015	$38,371
Tax exempt	720	556	440
Securities
Taxable	4,791	5,149	4,935
Tax exempt	1,775	1,553	1,942
Federal funds sold	134	84	50
Dividends on Federal Home Loan Bank Stock	235	259	275
Deposits with financial institutions and other	358	170	188
Total interest and dividend income	59,780	49,786	46,201
Interest Expense
Deposits	21,185	15,476	15,232
Short-term borrowings	676	286	233
Long-term debt	2,477	2,231	2,275
Total interest expense	24,338	17,993	17,740
Net Interest Income	35,442	31,793	28,461
Provision for Loan Losses	2,368	1,746	2,487
Net Interest Income After Provision for Loan Losses	33,074	30,047	25,974
Noninterest Income
Fiduciary activities	1,910	1,670	1,595
Customer service fees	3,407	3,394	3,263
Other service charges and fees	1,051	919	866
Net gains on loan sales	548	521	1,336
Loan servicing fees	372	366	377
Net realized gains (losses) on sales of available-for-sale securities	—	(4)	59
Net increase in cash surrender value of life insurance	606	619	692
Income on equity method investments in common stock	182	187	—
Other	471	185	331
Total noninterest income	8,547	7,857	8,519
Noninterest Expense
Salaries and employee benefits	15,937	15,182	12,979
Net occupancy expense	2,061	1,487	1,292
Equipment expense	1,667	1,612	1,603
Deposit insurance premium	119	119	124
Professional fees	1,361	1,243	948
Postage and supplies	857	838	788
Loss on foreclosed assets, net	94	134	420
Loss on equity method investments in common stock	—	—	216
Amortization of mortgage servicing rights	196	185	538
Other	5,525	5,078	4,078
Total noninterest expense	27,817	25,878	22,986
Minority Interest	648	151	43
Income Before Income Taxes	13,156	11,875	11,464
Provision for Income Taxes	3,652	3,557	3,153
Net Income	$9,504	$8,318	$8,311
Basic Earnings Per Share	$4.85	$4.24	$4.23
Weighted average shares outstanding	1,959,672	1,963,680	1,963,680

See Notes to Consolidated Financial Statements

MERCANTILE BANCORP, INC.

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2005, 2004 and 2003
(in thousands, except share data)

					Accumulated
	Common Stock		Additional		Other
	Shares		Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2003	1,963,680	$2,469	$12,498	$56,652	$3,662	$(421)	$74,860
Comprehensive income
Net income	—	—	—	8,311	—	—	8,311
Change in unrealized
appreciation on available-
for-sale securities, net of
taxes and reclassification
adjustment	—	—	—	—	(1,762)	—	(1,762)
Total comprehensive
income							6,549
Dividends on common stock,
$0.70 per share	—	—	—	(1,375)	—	—	(1,375)
Balance, December 31, 2003	1,963,680	2,469	12,498	63,588	1,900	(421)	80,034
Comprehensive income
Net income	—	—	—	8,318	—	—	8,318
Change in unrealized
appreciation on available-
for-sale securities, net of
taxes and reclassification
adjustment	—	—	—	—	(951)	—	(951)
Accumulated other
comprehensive loss of
equity method investee	—	—	—	—	(16)	—	(16)
Change in unrealized loss on
interest rate swaps, net of
taxes	—	—	—	—	(76)	—	(76)
Total comprehensive
income							7,275
Issuance of stock to minority
shareholders of Mid-
America	—	—	126	—	—	—	126
Dividends on common stock,
$0.74 per share	—	—	—	(1,453)	—	—	(1,453)
Balance, December 31, 2004	1,963,680	2,469	12,624	70,453	857	(421)	85,982
Comprehensive income
Net income	—	—	—	9,504	—	—	9,504
Change in unrealized
depreciation on available-
for-sale securities, net of
taxes and reclassification
adjustment	—	—	—	—	(1,606)	—	(1,606)
Accumulated other
comprehensive loss of
equity method investee	—	—	—	—	(27)	—	(28)
Change in unrealized loss on
interest rate swaps, net of
taxes	—	—	—	—	(72)	—	(71)
Total comprehensive
income							7,799
Issuance of stock to minority
shareholders of Mid-
America	—	—	300	—	—	—	300
Dividends on common stock,
$0.90 per share	—	—	—	(1,757)	—	—	(1,757)
Purchase of treasury stock	(14,265)	—	—	—	—	(836)	(836)
Balance, December 31, 2005	1,949,415	$2,469	$12,924	$78,200	$(848)	$(1,257)	$91,488

See Notes to Consolidated Financial Statements

MERCANTILE BANCORP, INC.

Statements of Cash Flows
December 31, 2005, 2004 and 2003
(in thousands, except share data)

	2005	2004	2003
Operating Activities
Net income	$9,504	$8,318	$8,311
Items not requiring (providing) cash
Depreciation	1,652	1,257	1,167
Provision for loan losses	2,368	1,746	2,487
Amortization of premiums and discounts on securities	943	1,287	1,127
Amortization of core deposit intangibles	161	145	66
Deferred income taxes	(1,252)	(91)	(470)
Net realized (gains) losses on sales of available-for-sale securities	—	4	(59)
Losses on sales of foreclosed assets	94	134	420
Net gains on loan sales	(548)	(521)	(1,336)
Amortization of mortgage servicing rights	196	185	538
Loss on sale of premises and equipment	70	—	—
(Income) loss on equity method investments in common stock	(182)	(187)	216
Federal Home Loan Bank stock dividends	(223)	(246)	(248)
Net increase in cash surrender value of life insurance	(606)	(619)	(692)
Minority interest in earnings of subsidiary	648	151	43
Changes in
Loan originated for sale	(32,513)	(35,064)	(76,865)
Proceeds from sales of loans	32,481	36,644	98,486
Interest receivable	(1,378)	(98)	334
Other assets	(1,298)	(471)	(307)
Interest payable	988	197	(110)
Other liabilities	673	933	1,019
Net cash provided by operating activities	11,778	13,704	34,127
Investing Activities
Cash received in acquisition of Mid-America	—	3,691	—
Cash paid for additional shares of Mid-America	—	(770)	—
Purchases of available-for-sale securities	(63,953)	(45,747)	(85,000)
Proceeds from maturities of available-for-sale securities	63,983	45,213	76,858
Proceeds from the sales of available-for-sale securities	—	2,775	1,054
Purchases of held-to-maturity securities	—	(199)	(32,554)
Proceeds from maturities of held-to-maturity securities	4,745	6,810	5,200
Net change in loans	(90,886)	(82,784)	(57,611)
Purchases of premises and equipment	(3,940)	(1,402)	(2,169)
Proceeds from sales of premises and equipment	35	—	46
Purchases of Federal Home Loan Bank stock	(109)	(309)	(222)
Proceeds from the sales of foreclosed assets	743	1,003	986
Purchase of cost method investment in common stock	(1,501)	—	(695)
Purchases of equity method investment in common stock	(2,986)	—	(7,104)
Net cash used in investing activities	(93,869)	(71,719)	(101,211)
Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	16,837	40,524	23,339
Net increase in time and brokered time deposits	55,865	30,846	50,690
Net increase (decrease) in short-term borrowings	11,202	2,084	(5,033)
Proceeds from long-term debt	13,212	3,250	7,998
Repayment of long-term debt	(11,250)	(4,677)	(8,950)
Proceeds from issuance of stock to minority interest of Mid-America	3,307	392	—
Purchase of treasury stock	(836)	—	—
Dividends paid	(1,757)	(1,453)	(1,375)
Dividends paid on minority shares	(54)	—	(187)
Net cash provided by financing activities	86,526	70,966	66,482
Increase (Decrease) in Cash and Cash Equivalents	4,435	12,951	(602)
Cash and Cash Equivalents, Beginning of Year	39,719	26,768	27,370
Cash and Cash Equivalents, End of Year	$44,154	$39,719	$26,768
Supplemental Cash Flows Information
Interest paid	$23,350	$17,796	$17,850
Income taxes paid (net of refunds)	$4,423	$3,205	$2,731
Real estate acquired in settlement of loans	$655	$917	$758
Mid-America equity method investment recorded at acquisition	$—	$3,059	$—
Increase in additional paid-in-capital due to issuance of stock to minority interest of Mid-
America at a price over book	$300	$126	$—
Increase in core deposit intangibles due to purchase of Mid-America at a price over book	$413	$—	$—
Core deposit intangible reclassified to goodwill	$—	$760	$—

See Notes to Consolidated Financial Statements

MERCANTILE BANCORP, INC.

Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Table dollar amounts in thousands)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

     Mercantile Bancorp, Inc. (“Company”) is a multi-state bank holding company whose principal activity is the ownership and management of its wholly and majority owned subsidiaries, Mercantile Trust & Savings Bank, Perry State Bank, Farmers State Bank of Northern Missouri, Marine Bank and Trust, Golden State Bank, Security State Bank of Hamilton, Brown County State Bank, State Bank of Augusta and Mid-America Bancorp, Inc., the sole shareholder of Heartland Bank, (“Banks”). Mercantile Bancorp Capital Trust 1 (“Trust”) is an unconsolidated wholly-owned subsidiary of the Company. The Trust was formed on August 25, 2005, to issue cumulative preferred securities. The Company owns all of the securities of the Trust that possess general voting powers. The Banks are primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Western Illinois, Northern Missouri, and suburban Kansas City, Missouri. The Banks are subject to competition from other financial institutions. The Company and Banks are also subject to regulation by certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

Investment Subsidiary

     Mercantile Trust & Savings Bank (“MTSB”) has a subsidiary, Mercantile Investments, Inc. (“MII”), that manages the majority of MTSB’s investment portfolio. MII, located in the Cayman Islands, is included in the consolidation of the Company’s financial statements. As of December 31, 2005, MII had approximately $97,926,000 in total assets.

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

MERCANTILE BANCORP, INC.

Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Table dollar amounts in thousands)

Securities

     Available-for-sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Unrealized gains and losses are recorded, net of related income tax effects, in other comprehensive income (loss).

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

Derivative Financial Instruments and Hedging Transactions

     As part of the Company’s asset and liability management strategy, it may engage in derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations on its net interest margin. During 2003, the Company entered into two interest rate swap agreements. The objective for the interest rate swaps is to manage asset and liability positions in connection with the Company’s overall strategy of minimizing the impact of interest rate fluctuations on its interest rate margin. As part of the Company’s overall risk management the Company’s Asset Liability Committee, which meets monthly, monitors and measures interest rate risk and the sensitivity of assets and liabilities to interest rate changes, including the impact of the interest rate swaps. No other swaps or derivative contracts were entered into in 2005 or 2004.

     The interest rate swaps qualify as cash flow hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, and are designed as hedges of the variability of cash flows the Company receives on certain of its loans indexed at the U.S. Prime rate. In accordance with SFAS No. 133, these interest rate swap agreements are measured at fair value and reported as a liability on the consolidated statement of financial condition. The portion of the change in the fair value of the interest rate swaps that is deemed effective in hedging the cash flows of the designated liabilities is recorded as a component of accumulated other comprehensive income (loss), net of tax, and reclassified into interest income as such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statements of income. No such gains or losses were recorded in 2005, 2004 or 2003.

MERCANTILE BANCORP, INC.

Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Table dollar amounts in thousands)

Loans Held for Sale

     Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans

     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for any charge-offs and the allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Generally, loans are placed on non-accrual status at ninety days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection.

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

Federal Home Loan Bank Stock

     Federal Home Loan Bank stock is stated at cost and is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. Effective in 2005, the Federal Home Loan Bank of Chicago announced that they have ceased repurchasing

MERCANTILE BANCORP, INC.

Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Table dollar amounts in thousands)

for an undisclosed period of time any stock in excess of the required investment in Federal Home Loan Bank stock held by member banks. As of December 31, 2005, the Bank has approximately $2,283,000 in excess Federal Home Loan Bank stock.

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

Income Taxes

     Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with its subsidiaries, with the exception of Mid-American Bancorp, Inc. The Company’s ownership of Mid-America Bancorp, Inc. was 55.6% at December 31, 2005, which does not meet the requirements to be included in the Company’s consolidated tax returns.

MERCANTILE BANCORP, INC.

Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Table dollar amounts in thousands)

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

Trust Assets

     Assets held in fiduciary or agency capacities are not included in the consolidated balance sheets since such items are not assets of the Company. Fees from trust activities are recorded on an accrual basis over the period in which the service is provided. Fees are a function of the market value of assets managed and administered, the volume of transactions, and fees for other services rendered, as set forth in the underlying client agreement with the Trust Department. This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on estimated asset valuations and transaction volumes. Generally, the actual trust fee is charged to each account on a monthly prorated basis. Any out of pocket expenses or services not typically covered by the fee schedule for trust activities are charged directly to the trust account on a gross basis as trust revenue is incurred. The Company manages or administers 715 trust accounts with assets totaling approximately $457,837,000 and $439,336,000 at December 31, 2005 and 2004, respectively.

Reclassifications

     Certain reclassifications have been made to the 2004 and 2003 financial statements to conform to the 2005 financial statement presentation. These reclassifications had no effect on net income.

NOTE 2: SECURITIES

     The amortized cost and approximate fair values of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
December 31, 2005:
U.S. Treasury	$5,375	$—	$(14)	$5,361
U.S. government agencies	3,507	—	(46)	3,461
Mortgage-backed securities	85,399	279	(938)	84,740
State and political subdivisions	50,665	287	(609)	50,343
Corporate bonds	6,007	7	—	6,014
Equity securities	277	—	—	277
	$151,230	$573	$(1,607)	$150,196

MERCANTILE BANCORP, INC.

Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Table dollar amounts in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
December 31, 2004:
U.S. Treasury	$2,496	$—	$(9)	$2,487
U.S. government agencies	4,350	6	(4)	4,352
Mortgage-backed securities	96,665	1,162	(403)	97,424
State and political subdivisions	36,607	819	(47)	37,379
Corporate bonds	11,614	29	—	11,643
Equity securities	196	—	—	196
	$151,928	$2,016	$(463)	$153,481

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Held-to-maturity Securities:
December 31, 2005
Mortgage-backed securities	$14,453	$5	$(251)	$14,207
State and political subdivisions	417	—	(2)	415
	$14,870	$5	$(253)	$14,622
December 31, 2004
Mortgage-backed securities	$19,336	$115	$(73)	$19,378
State and political subdivisions	554	1	—	555
	$19,890	$116	$(73)	$19,933

MERCANTILE BANCORP, INC.

Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Table dollar amounts in thousands)

     The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$11,127	$11,122	$119	$119
One to five years	24,438	24,288	120	118
Five to ten years	27,949	27,731	178	178
After ten years	2,040	2,038	—	—
	65,554	65,179	417	415
Mortgage-backed securities	85,399	84,740	14,453	14,207
Equity securities	277	277	—	—
Totals	$151,230	$150,196	$14,870	$14,622

     The carrying value of securities pledged as collateral, to secure public deposits, Federal Home Loan Bank advances, repurchase agreements and for other purposes, amounted to $88,904,000 at December 31, 2005 and $92,316,000 at December 31, 2004.

     Gross gains (losses) of $0, $(4,000) and $59,000 resulting from sales of available-for-sale securities were realized for 2005, 2004 and 2003, respectively. Income tax expense (benefit) of $0, $(1,000) and $20,000 was recognized on the sales of available-for-sale securities during 2005, 2004 and 2003, respectively.

     With the exception of U.S. governmental agencies and corporations, the Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders’ equity at December 31, 2005.

     Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2005 and 2004, was $119,690,000 and $73,009,000, which is approximately 73% and 42% of the Company’s available-for-sale and held-to-maturity investment portfolios. These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent credit quality ratings.

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

MERCANTILE BANCORP, INC.

Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Table dollar amounts in thousands)

     The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 and 2004:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description ofSecurities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2005
U.S. Government agencies	$2,490	$(28)	$1,968	$(32)	$4,458	$(60)
Mortgage-backed securities	44,498	(483)	37,271	(706)	81,769	(1,189)
State and political subdivisions	26,215	(416)	7,248	(195)	33,463	(611)
Total temporarily impaired
securities	$73,203	$(927)	$46,487	$(933)	$119,690	$(1,860)
December 31, 2004
U.S. Treasury	$2,487	$(9)	$—	$—	$2,487	$(9)
U.S. Government agencies	496	(4)	—	—	496	(4)
Mortgage-backed securities	35,144	(284)	26,545	(192)	61,689	(476)
State and political subdivisions	6,139	(32)	2,198	(15)	8,337	(47)
Total temporarily impaired
securities	$44,266	$(329)	$28,743	$(207)	$73,009	$(536)

MERCANTILE BANCORP, INC.

Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Table dollar amounts in thousands)

NOTE 3: EQUITY AND COST METHOD INVESTMENTS IN COMMON STOCK

     The Company has equity method investments in common stock of $7,105,000 and $4,760,000 as of December 31, 2005 and 2004, respectively. Included in retained earnings at December 31, 2005 is cumulative net gains and income in regards to the equity method investments in common stock of $66,000, net of taxes. Included in retained earnings at December 31, 2004 is cumulative net losses and expenses in regard to the equity method investments in common stock of $47,000, net of taxes.

     The Company’s equity method investments in common stock as of December 31 are as follows:

	Investment Amount
Entity	2005	2004
New Frontier Bancshares, Inc.	$4,024	$2,565
NorthStar Bancshares, Inc.	3,081	2,195
	$7,105	$4,760

     The Company owns 32,647 and 25,396 shares of common stock of New Frontier Bancshares, Inc. (“New Frontier”), which represents an ownership percentage of 37% and 33% as of December 31, 2005 and 2004, respectively The purchase of 7,251 shares for $1,812,750 during 2005 was in excess of the underlying equity in the net assets of New Frontier. The amount of the purchase price in excess of the underlying net assets of $421,000 was recognized as a core deposit intangible. New Frontier is a privately held bank holding company located in St. Charles, Missouri. As of December 31, 2005 and 2004, the Company’s investment in New Frontier was $4,024,000 and $2,565,000, respectively. The investment in New Frontier is carried at the same amount of the underlying equity in the net assets of New Frontier. Quoted market prices for the common stock are not available. Selected financial information for New Frontier is as follows:

	As of and for the Years Ended
	December 31,
	2005	2004
Total assets	$122,354	$102,329
Total liabilities	111,336	94,494
Total equity	11,018	7,835
Net income	262	342

MERCANTILE BANCORP, INC.

Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Table dollar amounts in thousands)

     The Company also owns 228,392 and 165,000 shares of common stock of NorthStar Bancshares, Inc. (“NorthStar”), as of December 31, 2005 and 2004, respectively. The Company purchased 63,392 shares of NorthStar during 2005 for $1,261,000 which increased the Company’s ownership from 14% to 20%. The amount of the purchase price in excess of the underlying net assets of $484,000 was recognized as a core deposit intangible. NorthStar is a privately held bank holding company located in Liberty, Missouri. As of December 31, 2005 and 2004, the Company’s investment in NorthStar was $3,081,000 and $2,195,000, respectively. In prior years, the Company’s investment was less than 20%; however, the Company’s Chief Executive Officer is a member of NorthStar’s board of directors and can exert significant influence over operating and financial policies. The Company records its investment on the equity method, and accordingly, the investment in NorthStar is carried at the same amount of the underlying equity in the net assets of NorthStar. Quoted market prices for the common stock are not available. Selected financial information for NorthStar is as follows:

	As of and for the Years
	Ended December 31,
	2005	2004
Total assets	$192,608	$159,984
Total liabilities	176,863	144,393
Total equity	15,745	15,591
Net income (loss)	532	(559)

     The Company has investments in the common stock of other community banks which are not publicly traded that are recorded under the cost method of accounting. The Company had investments in three community banks at December 31, 2005 for $3,350,000. The Company had investments in two community banks at December 31, 2004 for $1,849,000.

NOTE 4: ACQUISITION

     During August 2003, the Company purchased shares of common stock of Mid-America Bancorp, Inc. (“Mid-America”), which is located in Leawood, Kansas. The Company had recognized its investment in Mid-America under the equity method.

     During February 2004, the Company purchased additional shares of Mid-America Bancorp, Inc,, which increased its ownership to 56.2%. As a result of the increased ownership, the Company obtained control of Mid-America. The Company consolidated Mid-America in its December 31, 2005 and 2004 financial statements as its investment is considered majority-owned by the Company. At December 31, 2005 and 2004, the Company’s ownership was 55.6% and 54.6%, respectively

     MERCANTILE BANCORP, INC.

Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Table dollar amounts in thousands)

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date the Company obtained control of Mid-America:

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

     The Company originally recognized the amount of the purchase price in excess of the underlying net assets of the August 2003 purchase as a core deposit intangible. The Company performed a core deposit intangible study subsequent to obtaining control in February 2004. As a result of the core deposit study, the Company adjusted the core deposit intangibles based on the determined fair value. The core deposit intangible is being amortized over 10 years on a straight-line basis. In addition, other purchase accounting adjustments were made and are reflected in the table above.

     Mid-America’s results of operations have been reflected in the Company’s consolidated statements of income beginning as of the acquisition date. The following pro forma disclosures, including the effect of the purchase accounting adjustments, depict the results of operations as though the merger had taken place at the beginning of each period.

	Year Ended December 31,
	2004	2003

Net interest income	$32,136	$29,352
Net income	8,321	8,147
Basic earnings per share	4.24	4.15

     MERCANTILE BANCORP, INC.

Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Table dollar amounts in thousands)

NOTE 5: LOANS AND ALLOWANCE FOR LOAN LOSSES

     Categories of loans at December 31, include:

	2005	2004
Commercial and agricultural	$229,159	$222,664
Commercial real estate	293,179	240,484
Residential real estate	209,946	200,493
Consumer	114,292	94,184
Floor plan loans	11,072	10,897
Total loans	857,648	768,722
Less
Allowance for loan losses	8,082	7,115
Net loans	$849,566	$761,607

     Activity in the allowance for loan losses was as follows:

	2005	2004	2003
Balance, beginning of year	$7,115	$5,830	$4,941
Purchased allowance	—	476	—
Provision charged to expense	2,368	1,746	2,487
Losses charged off, net of recoveries of $340 for
2005, $398 for 2004 and $462 for 2003	(1,401)	(937)	(1,598)
Balance, end of year	$8,082	$7,115	$5,830

     Impaired loans totaled $10,997,000 and $12,086,000 at December 31, 2005 and 2004, respectively. An allowance for loan losses of $224,000 and $547,000 relates to impaired loans of $332,000 and $969,000 at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, impaired loans of $10,665,000 and $11,117,000 had no related allowance for loan losses. The amount of impairment recorded through the allowance for loan losses is measured on a loan-by-loan basis by either the present value of expected future cash flows, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent.

     Interest of approximately $944,000, $877,000 and $526,000 was recognized on average impaired loans of $11,542,000, $16,167,000 and $11,280,000 for 2005, 2004 and 2003, respectively. Interest of approximately $963,000, $873,000 and $515,000 was recognized on impaired loans on a cash basis during 2005, 2004 and 2003, respectively.

     At December 31, 2005 and 2004, accruing loans delinquent 90 days or more totaled $1,342,000 and $1,009,000, respectively. Non-accruing loans at December 31, 2005 and 2004 were $3,632,000 and $3,057,000, respectively.

     MERCANTILE BANCORP, INC.

Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Table dollar amounts in thousands)

NOTE 6: PREMISES AND EQUIPMENT

     Major classifications of premises and equipment, stated at cost, are as follows:

	2005	2004
Land	3,085	3,085
Buildings and improvements	17,643	14,753
Leasehold improvements	597	597
Equipment	12,144	11,147
Construction in progress	435	820
	33,904	30,402
Less accumulated depreciation	15,662	14,343
Net premises and equipment	$18,242	$16,059

NOTE 7: DERIVATIVE FINANCIAL INSTRUMENTS

     During 2003, the Company entered into interest rate swap agreements as summarized below. Under these agreements, the Company receives a fixed rate and pays a variable rate. The interest rate swaps qualify as cash flow hedges for accounting purposes, and effectively fix the interest received on $15,000,000, as of December 31, 2005 and 2004, of variable rate loan accounts indexed to the U.S. Prime rate. As of December 31, 2005, the amounts in accumulated other comprehensive loss associated with these cash flows totaled $(147,309) (net of tax benefit of $90,286), of which $175,000 is expected to be reclassified as a debit to interest income within the next twelve months. As of December 31, 2005, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately .8 years.

     Interest rate swaps information at December 31, 2005 is summarized as follows:

Current Notional			Maturity	Unrealized	Realized
Amount	Floating Rate	Fixed Rate	Date	Gain/(Loss)	Gain/(Loss)
$7,500	U.S. Prime Rate	5.72%	9/8/06	$(100)	$—
7,500	U.S. Prime Rate	5.67%	11/10/06	(138)	—
$15,000				$(238)	$—

     Interest income received from the interest rate swap counterparty was $833,423 and 854,250 and interest paid was $876,840 and $630,031 for 2005 and 2004, respectively. The fair value of the interest rate swap agreements were considered immaterial and were not included in the financial statements for 2003.

NOTE 8: GOODWILL

     The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004, were:

	2005	2004
Balance as of January 1	$5,208	$3,596
Goodwill acquired during the period, including
the $760 reclassification from core deposit
intangibles for Mid-America	—	1,612
Balance as of December 31.	$5,208	$5,208

     MERCANTILE BANCORP, INC.

Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Table dollar amounts in thousands)

     All goodwill is allocated to the banking segment of the business. The fair value of the banking segment of the business was estimated using the expected present value of future cash flows.

NOTE 9: OTHER INTANGIBLE ASSETS

     The carrying basis and accumulated amortization of recognized intangible assets at December 31, was:

	2005		2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core deposits	$2,732	$372	$1,414	$211

     A reconciliation of core deposit intangibles for the period is as follows:

	2005		2004
	Carrying	Accumulated	Carrying	Accumulated
	Values	Amortization	Values	Amortization
Balance as of January 1	$1,414	$211	$1,875	$66
Acquisition of Mid-America	413	—	223	—
Acquisition of New Frontier	421	—	—	—
Acquisition of NorthStar	484	—	—	—
Adjustment to NorthStar equity method
investment	—	—	76	—
Reclassification of core deposit intangible to
goodwill for Mid-America	—	—	(760)	—
Amortization of core deposit intangibles	—	161	—	145
Balance as of December 31	$2,732	$372	$1,414	$211

     Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $161,000, $145,000 and $66,000, respectively. Estimated amortization expense for each of the following five years is:

2006	275,000
2007	273,000
2008	273,000
2009	273,000
2010	273,000

NOTE 10: LOAN SERVICING

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was approximately $152,919,000, $148,598,000 and $147,312,000 at December 31, 2005, 2004 and 2003, respectively.

     Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $825,000, $741,000 and $705,000 at December 31, 2005, 2004 and 2003, respectively.

     MERCANTILE BANCORP, INC.

Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Table dollar amounts in thousands)

     The aggregate fair value of capitalized mortgage servicing rights at December 31, 2005, 2004 and 2003 totaled $1,018,000, $998,000 and $990,000, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

	2005	2004	2003
Mortgage servicing rights
Balance, beginning of year	$998	$990	$961
Servicing rights capitalized	216	193	567
Amortization of servicing rights	(196)	(185)	(538)
Balance, end of year	$1,018	$998	$990

NOTE 11: INTEREST-BEARING DEPOSITS

     Interest-bearing deposits in denominations of $100,000 or more were approximately $342,573,000 on December 31, 2005 and $306,580,000 on December 31, 2004.

     At December 31, 2005, the scheduled maturities of time deposits, including brokered deposits, are as follows:

2006	$396,938
2007	119,428
2008	30,804
2009	20,612
2010	7,024
Thereafter	2,995
$577,801

NOTE 12: SHORT-TERM BORROWINGS

     Short-term borrowings included the following at December 31:

	2005	2004
Federal funds purchased	$998	$386
Securities sold under agreements to repurchase	14,317	13,444
U.S. Treasury demand notes	1,122	2,069
Short term Federal Home Loan Bank borrowings	16,150	5,486
Total short-term borrowings	$32,587	$21,385

     Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The obligations are secured by mortgage backed securities and such collateral is held by Wachovia and United Missouri Bank. The maximum amount of outstanding agreements at any month end during 2005 and 2004 totaled $14,456,000 and $15,075,000 and the monthly average of such agreements totaled $13,181,000 and $12,554,000, respectively. The agreements at December 31, 2005 mature within 12 months.

     MERCANTILE BANCORP, INC.

Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Table dollar amounts in thousands)

NOTE 13: LONG-TERM DEBT

     Long-term debt consisted of the following components at December 31:

	2005	2004
Federal Home Loan Bank advances, fixed rates
from 1.88% to 5.37%, due at various dates
through 2011.	$37,475	$41,752

Bank note payable, variable rate, due
June 30, 2006	3,935	8,033

Junior subordinated debenture owed to
unconsolidated subsidiary	10,310	—

Total long-term debt	$51,720	$49,758

     The Federal Home Loan Bank (FHLB) advances are secured by U.S. Government agency and mortgage backed securities, first-mortgage loans, and all stock in the FHLB owned by the Company. The advances are subject to restrictions or penalties in the event of prepayments. The Company has $31,000,000 in FHLB borrowings having a weighted average rate of 5.08% which are subject to being called beginning in 2006.

     The bank note payable is secured by 100% of the outstanding shares of the subsidiary banks. The principal is due June 30, 2006. Interest is payable quarterly at 1.5 percent below prime. The rate at December 31, 2005 was 5.75% . The bank note payable has various covenants related to the Company including ratios relating to the Company’s capital, allowance for loan losses and return on assets. As of December 31, 2005, the Company was in compliance with the note covenants.

     During 2005, the Company issued $10,310,000 of junior subordinated debt owed to Mercantile Bancorp Capital Trust I (“Trust”). The Trust is a wholly-owned unconsolidated subsidiary, which was formed on August 25, 2005, to issue cumulative preferred securities. The Company owns all of the securities of the Trust that possess general voting powers. The Company issued shares of the preferred securities through a private placement offering on August 25, 2005 through the trust. The Trust invested the proceeds in the Company’s junior subordinated debentures. The junior subordinated debentures have a fixed interest rate for approximately 10 years of 6.10%, which was the rate on December 31, 2005. Commencing November 25, 2015, the rate is equal to 3 month LIBOR plus 144 basis points. The junior subordinated debentures mature on August 25, 2035 and are callable, at the option of the Company, at par on or after November 23, 2010. The Trust’s sole asset is the holding company’s junior subordinated debt. The Company’s obligations with respect to the issuance of the preferred securities constitute a full and unconditional guarantee of the Trust’s obligations with respect to the preferred securities. Interest on the junior subordinated debentures and distributions on the preferred securities are payable quarterly in arrears. Distributions on the preferred securities are cumulative. The Company has the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the junior subordinated debentures, which will require deferral of distribution of the preferred securities, for a period not exceeding 20 consecutive quarterly periods, provided that such deferral may not extend beyond the stated maturity of the junior subordinated debentures. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption.

     The interest expense on the junior subordinated debt was $220,000 for the year ended December 31, 2005.

     Per regulation, 25% of Tier 1 capital, see Note 16, can be comprised of the junior subordinated debt owed to the Trust.

     MERCANTILE BANCORP, INC.

Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Table dollar amounts in thousands)

     Aggregate annual maturities of long-term debt at December 31, 2005, are:

2006	8,085
2007	2,325
2008	21,000
2009	—
2010	—
Thereafter	20,310
51,720

NOTE 14: INCOME TAXES

     The provision for income taxes includes these components:

	2005	2004	2003
Taxes currently payable
Federal	$4,292	$3,309	$3,329
State	612	339	294
Deferred income taxes
Federal	(1,078)	(75)	(387)
State	(174)	(16)	(83)
Income tax expense	$3,652	$3,557	$3,153

     A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2005	2004	2003
Computed at the statutory rate (34%)	$4,473	$4,038	$3,898
Increase (decrease) resulting from
Tax exempt income	(782)	(719)	(739)
State income taxes	263	174	127
Increase in cash surrender value of life insurance	(225)	(210)	(259)
Change in deferred tax rate for Mid-America	(328)	—	—
Other	251	274	126
Actual tax expense	$3,652	$3,557	$3,153

     MERCANTILE BANCORP, INC.

Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Table dollar amounts in thousands)

     The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2005	2004
Deferred tax assets
Allowance for loan losses	$3,002	$2,458
Accrued compensated absences	190	161
Deferred compensation	1,066	916
Accrued postretirement benefits	62	28
Equity method investments	165	131
Net operating loss carryforward of Mid-America Bancorp, Inc.	906	523
Unrealized loss on interest rate swap	90	47
Unrealized losses on available-for-sale securities	377	—
Other	60	104
	5,918	4,368
Deferred tax liabilities
Federal Home Loan Bank stock dividends	447	351
Depreciation	482	574
State taxes	123	94
Mortgage servicing rights	386	378
Unrealized gains on available-for-sale securities	—	604
Core deposit intangible for Mid-America Bancorp, Inc.	226	254
Other	—	135
	1,664	2,390
Net deferred tax asset	$4,254	$1,978

     As of December 31, 2005, the Company had approximately $2,634,000 of net operating loss carryforwards relating to Mid-America Bancorp, Inc. The carryforwards expire in 15-20 years.

     MERCANTILE BANCORP, INC.

Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Table dollar amounts in thousands)

NOTE 15: OTHER COMPREHENSIVE LOSS

     Other comprehensive loss components and related taxes were as follows:

	2005	2004	2003
Unrealized depreciation on available-for-sale securities:
Unrealized depreciation on available-for-sale securities, net of tax benefit
of $(981) for 2005, $(646) for 2004 and $(901) for 2003.	$(1,606)	$(954)	$(1,723)
Less reclassification adjustment for realized gains (losses), net of tax
expense (benefit) of $0 for 2005, $(1) for 2004 and $20 for 2003	—	(3)	39
Net change in unrealized depreciation on available-for-sale
securities, net of tax benefit of $(981) for 2005, $(645) for
2004 and $(921) for 2003	$(1,606)	$(951)	$(1,762)
Accumulated other comprehensive loss of equity method investee	$(27)	$(16)	$—

Unrealized loss on interest rate swaps:
Unrealized holding gains (losses), net of tax expense (benefit)
of $(61) for 2005 and $38 for 2004	$(99)	$63	$—
Less reclassification adjustment to interest income, net of tax
expense (benefit) of $(16) for 2005 and $85 for 2004	(27)	139	—
Net change in unrealized loss on interest rate swaps, net of tax
benefit of $(43) for 2005 and $(47) for 2004	$(72)	$(76)	$—

NOTE 16: REGULATORY MATTERS

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Company and subsidiary banks meet all capital adequacy requirements to which they are subject.

     As of December 31, 2005, the most recent notification from the Company and subsidiary banks’ regulatory authorities categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed Banks’ categories.

     Per regulation, 25% of Tier 1 capital can be comprised of the junior subordinated debt owed to the Trust.

     MERCANTILE BANCORP, INC.

Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Table dollar amounts in thousands)

     The Company and subsidiary banks’ actual capital amounts and ratios are presented in the following table.

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Total capital
(to risk-weighted assets)
Consolidated	$108,909	11.8%	$74,146	8.0%	$—	N/A
Mercantile Trust & Savings Bank	46,117	10.3%	35,726	8.0%	44,658	10.0%
Perry State Bank	12,729	10.7%	9,519	8.0%	11,899	10.0%
Farmers State Bank of Northern Missouri	6,110	10.6%	4,594	8.0%	5,743	10.0%
Marine Bank and Trust	7,662	10.8%	5,696	8.0%	7,121	10.0%
Golden State Bank	2,005	12.2%	1,315	8.0%	1,643	10.0%
Security State Bank of Hamilton	4,073	12.2%	2,669	8.0%	3,336	10.0%
Brown County State Bank	4,865	12.0%	3,253	8.0%	4,066	10.0%
State Bank of Augusta	2,265	12.0%	1,512	8.0%	1,890	10.0%
Heartland Bank	13,996	11.3%	9,909	8.0%	12,387	10.0%
Tier I capital
(to risk-weighted assets)
Consolidated	100,828	10.9%	37,073	4.0%	—	N/A
Mercantile Trust & Savings Bank	42,611	9.5%	17,863	4.0%	26,795	6.0%
Perry State Bank	11,425	9.6%	4,760	4.0%	7,140	6.0%
Farmers State Bank of Northern Missouri	5,578	9.7%	2,297	4.0%	3,446	6.0%
Marine Bank and Trust	7,022	9.9%	2,848	4.0%	4,272	6.0%
Golden State Bank	1,896	11.5%	657	4.0%	986	6.0%
Security State Bank of Hamilton	3,791	11.4%	1,335	4.0%	2,002	6.0%
Brown County State Bank	4,550	11.2%	1,626	4.0%	2,440	6.0%
State Bank of Augusta	2,067	8.7%	756	4.0%	1,134	6.0%
Heartland Bank	10,801	10.9%	4,955	4.0%	7,432	6.0%
Tier I capital
(to average assets)
Consolidated	100,828	9.4%	44,626	4.0%	—	N/A
Mercantile Trust & Savings Bank	42,611	7.9%	21,715	4.0%	27,144	5.0%
Perry State Bank	11,425	8.1%	5,665	4.0%	7,081	5.0%
Farmers State Bank of Northern Missouri	5,578	7.1%	3,141	4.0%	3,926	5.0%
Marine Bank and Trust	7,022	8.3%	3,391	4.0%	4,239	5.0%
Golden State Bank	1,896	7.4%	1,021	4.0%	1,276	5.0%
Security State Bank of Hamilton	3,791	7.9%	1,922	4.0%	2,403	5.0%
Brown County State Bank	4,550	8.4%	2,169	4.0%	2,711	5.0%
State Bank of Augusta	2,067	7.4%	1,115	4.0%	1,394	5.0%
Heartland Bank	10,801	9.3%	4,655	4.0%	5,819	5.0%

     MERCANTILE BANCORP, INC.

Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Table dollar amounts in thousands)

					To Be Well Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004
Total capital
(to risk-weighted assets)
Consolidated	$84,522	10.4%	$64,872	8.0%	$—	N/A
Mercantile Trust & Savings Bank	42,444	10.7%	31,714	8.0%	39,642	10.0%
Perry State Bank	12,460	11.1%	8,973	8.0%	11,216	10.0%
Farmers State Bank of Northern
Missouri	5,750	10.6%	4,326	8.0%	5,407	10.0%
Marine Bank and Trust	7,555	11.3%	5,352	8.0%	6,691	10.0%
Golden State Bank	2,216	13.1%	1,352	8.0%	1,690	10.0%
Security State Bank of Hamilton	4,404	13.7%	2,572	8.0%	3,215	10.0%
Brown County State Bank	5,042	13.3%	3,035	8.0%	3,794	10.0%
State Bank of Augusta	2,394	11.7%	1,634	8.0%	2,043	10.0%
Heartland Bank	7,699	10.1%	6,121	8.0%	7,651	10.0%
Tier I capital
(to risk-weighted assets)
Consolidated	77,409	9.6%	32,436	4.0%	—	N/A
Mercantile Trust & Savings Bank	39,230	9.9%	15,857	4.0%	23,785	6.0%
Perry State Bank	11,218	10.0%	4,486	4.0%	6,729	6.0%
Farmers State Bank of Northern
Missouri	5,328	9.9%	2,163	4.0%	3,244	6.0%
Marine Bank and Trust	6,914	10.3%	2,676	4.0%	4,014	6.0%
Golden State Bank	2,108	12.5%	676	4.0%	1,013	6.0%
Security State Bank of Hamilton	4,070	12.7%	1,286	4.0%	1,929	6.0%
Brown County State Bank	4,751	12.3%	1,517	4.0%	2,276	6.0%
State Bank of Augusta	2,219	10.9%	817	4.0%	1,226	6.0%
Heartland Bank	7,013	9.2%	3,060	4.0%	4,590	6.0%
Tier I capital
(to average assets)
Consolidated	77,409	7.5%	41,329	4.0%	—	N/A
Mercantile Trust & Savings Bank	39,230	7.7%	20,515	4.0%	25,644	5.0%
Perry State Bank	11,218	11.1%	5,376	4.0%	6,721	5.0%
Farmers State Bank of Northern
Missouri	5,328	6.8%	3,145	4.0%	3,931	5.0%
Marine Bank and Trust	6,914	8.3%	3,321	4.0%	4,152	5.0%
Golden State Bank	2,108	8.1%	1,044	4.0%	1,305	5.0%
Security State Bank of Hamilton	4,070	8.4%	1,944	4.0%	2,430	5.0%
Brown County State Bank	4,751	8.6%	2,206	4.0%	2,758	5.0%
State Bank of Augusta	2,219	7.7%	1,149	4.0%	1,437	5.0%
Heartland Bank	7,013	9.2%	3,040	4.0%	3,800	5.0%

     MERCANTILE BANCORP, INC.

Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Table dollar amounts in thousands)

     Without prior approval, the subsidiary banks are restricted as to the amount of dividends that they may declare to the balance of the retained earnings account, adjusted for defined bad debts. The Banks’ retained earnings available for dividends to the Company at December 31, 2005 totaled $46,513,000. As a practical matter, the subsidiary banks restrict dividends to a lesser amount because of the desire to maintain an adequate capital structure.

NOTE 17: RELATED PARTY TRANSACTIONS

     At December 31, 2005 and 2004, the Company had loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties).

     The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2005	$24,556,000
Change in composition of related parties	(44,000)
New loans, including renewals	3,526,000
Payments, including renewals	(12,800,000)
Balances, December 31, 2005	$15,238,000

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

NOTE 18: EMPLOYEE BENEFITS

     The Company has a defined contribution 401(k) profit sharing plan covering substantially all employees with the exception of Mid-America Bancorp, Inc. Employer contributions charged to expense for 2005, 2004 and 2003 were $825,000, $835,000 and $738,000, respectively.

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

     MERCANTILE BANCORP, INC.

Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Table dollar amounts in thousands)

     The transition obligation is being recognized over the employees’ future service period as a component of net periodic postretirement benefit cost. The net periodic postretirement benefit cost was $212,000 for 2005, $136,000 for 2004 and $130,000 for 2003. The accumulated postretirement benefit obligation was immaterial as of December 31, 2005.

     The Company has salary continuation agreements with certain executives. The agreements provide monthly payments upon retirement for life, but for not less than 15 years. The charge to expense for the agreements were $398,304 for 2005, $871,445 for 2004 and $231,000 for 2003. Such charges reflect the straight-line accrual over the period until full eligibility of the present value of benefits due each participant on the full eligibility date, using a 6.25% discount factor.

     The 2004 Equity Incentive (Stock Option) plan (“the Plan”) was previously adopted by the Company’s Board of Directors, subject to approval by the shareholders. The plan was to provide for stock-based awards to executives. During 2005, the shareholders voted against adoption of the Plan, and therefore the Plan was terminated with no awards granted.

NOTE 19: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents estimated fair values of the Company’s financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which method involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

	December 31, 2005		December 31, 2004
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets
Cash and cash equivalents	$44,154	$44,154	$39,719	39,719
Available-for-sale securities	150,196	150,196	153,481	153,481
Held-to-maturity securities	14,870	14,622	19,890	19,933
Loans held for sale	3,635	3,635	3,367	3,367
Loans, net of allowance for loan losses	849,566	835,002	761,607	779,813
Federal Home Loan Bank stock	5,432	5,432	5,100	5,100
Cost method investments in common stock	3,350	3,350	1,849	1,849
Cash surrender value of life insurance	15,930	15,930	15,324	15,234
Interest receivable	7,896	7,896	6,518	6,518
Financial liabilities
Deposits	946,129	943,833	873,427	874,274
Interest rate swaps	238	238	123	123
Short-term borrowings	32,587	32,587	21,385	21,385
Long-term debt	51,720	51,313	49,758	50,253
Interest payable	3,134	3,134	2,146	2,146
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

     MERCANTILE BANCORP, INC.

Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
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

     MERCANTILE BANCORP, INC.

Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Table dollar amounts in thousands)

NOTE 20: SIGNIFICANT ESTIMATES AND CONCENTRATIONS

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

     The Company’s loan portfolio includes a concentration of loans for commercial real estate amounting to $253,146,000 and $240,484,000 as of December 31, 2005 and 2004, respectively. The commercial real estate loans include loans that are collateralized by commercial real estate in the Quincy, Illinois geographic market totaling $78,346,000 and $59,241,000 as of December 31, 2005 and 2004, respectively.

NOTE 21: COMMITMENTS AND CREDIT RISK

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

     At December 31, 2005 and 2004, the Company had outstanding commitments to originate loans aggregating approximately $3,153,000 and $3,294,000, respectively. The commitments extend over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $2,626,000 and $2,957,000 at December 31, 2005 and 2004, respectively, with the remainder at floating market rates.

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

     The Company had total outstanding standby letters of credit amounting to $9,925,000 and $11,437,000, at December 31, 2005 and 2004, respectively, with terms ranging from 1 day to 22 years. At December 31, 2005 and 2004, the Company’s deferred revenue under standby letter of credit agreements was nominal.

     MERCANTILE BANCORP, INC.

Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
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

     At December 31, 2005, the Company had granted unused lines of credit to borrowers aggregating approximately $169,634,000 and $9,341,000 for commercial lines and open-end consumer lines, respectively. At December 31, 2004, unused lines of credit to borrowers aggregated approximately $137,617,000 for commercial lines and $7,974,000 for open-end consumer lines.

General Litigation

     In the normal course of business, the Company and its subsidiaries are subject to pending and threatened legal actions, some for which the relief or damage sought are substantial. After reviewing pending and threatened litigation with counsel, management believes this time that the outcome of such litigation will not have a material adverse effect on the results of operations or stockholders’ equity. We are not able to predict at this time whether the outcome of such actions may or may not have a material adverse effect on the results of operations in a particular future period as the timing and amount of any resolution of such actions and its relationship to the future results of operations are not known.

NOTE 22: SUBSEQUENT EVENTS

     On December 27, 2005, the Company announced plans to consolidate six Illinois bank affiliates from six separately chartered banks to three. The plan calls for combining Security State Bank of Hamilton and the State Bank of Augusta with and into Marine Bank & Trust located in Carthage. Additionally, Golden State Bank located in Golden will be consolidated with and into Brown County State Bank located in Mt. Sterling. The mergers of the banks will be accounted for using a treatment similar to the pooling of interest method of accounting. The planned consolidation should be completed before the end of 2006.

     In January 2006, the Company’s Board of Directors approved a three-for-one stock split. The stock split is subject to shareholder approval at the 2006 annual meeting. Share and per share data in the consolidated financial statements and notes will be retroactively restated during 2006 for the stock split upon receiving shareholder approval

NOTE 23: SUBSEQUENT EVENT — SALE OF NORTHSTAR

     On March 17, 2006, NorthStar reached a definitive agreement to sell its outstanding capital stock (including the Company’s 19.6% equity interest) to Enterprise Financial Services Corp. (“Enterprise”) of Clayton, Missouri in a cash and stock transaction, subject to shareholder and regulatory approvals. The sale of the Company’s equity interest is valued at approximately $6.6 million. The balance of the equity method investment and related unamortized core deposit intangible totaled approximately $3.8 million as of December 31, 2005. This transaction is expected to close the second or third quarter of 2006. The amount of the cash and value of Enterprise stock received in the transaction in excess of the unamortized cost will be recorded as a gain in the quarter the transaction closes. It is anticipated the Enterprise stock received will be recorded as a cost method investment of the Company.

MERCANTILE BANCORP, INC.

Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Table dollar amounts in thousands)

NOTE 24: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

     Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	December 31,
	2005	2004
Assets
Cash	$487	$324
Investment in common stock of subsidiaries	90,838	84,002
Equity method investments in common stock	7,105	4,760
Cost method investments in common stock	3,350	1,849
Core deposit intangibles	2,360	1,203
Other	1,946	1,877
Total assets	$106,086	$94,015
Liabilities
Long-term debt	$14,245	$8,033
Other	353	—
Total liabilities	14,598	8,033
Stockholders’ Equity	91,488	85,982
Total liabilities and stockholders’ equity	$106,086	$94,015

MERCANTILE BANCORP, INC.

Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Table dollar amounts in thousands)

Condensed Statements of Income

	Years Ended December 31,
	2005	2004	2003
Income
Dividends from subsidiaries	$7,150	$3,097	$6,191
Income on equity method investments	182	187	—
Other income	2	—	—
Total income	7,334	3,284	6,191
Expenses
Loss on equity method investment	—	—	216
Other expenses	2,764	1,280	922
Total expenses	2,764	1,280	1,138
Income Before Income Tax and Equity in
Undistributed Income of Subsidiaries	4,570	2,004	5,053
Income Tax Benefit	(953)	(478)	(421)
Income Before Equity in Undistributed Income of Subsidiaries	5,523	2,482	5,474
Equity in Undistributed Income of Subsidiaries	3,981	5,836	2,837
Net Income	$9,504	$8,318	$8,311

MERCANTILE BANCORP, INC.

Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Table dollar amounts in thousands)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2005	2004	2003
Operating Activities
Net income	$9,504	$8,318	$8,311
Items not requiring (providing) cash
(Income) loss on equity method investment	(182)	(187)	216
Amortization of core deposit intangibles	161	145	66
Equity in undistributed income of subsidiaries	(3,981)	(5,836)	(2,837)
Net change in
Other assets	(102)	(167)	90
Other liabilities	353	—	—
Net cash provided by operating activities	5,753	2,273	5,846
Investing Activities
Cash paid for additional shares of Mid-America	(4,668)	(770)	—
Purchase of equity method investments in common stock	(2,986)	—	(7,104)
Purchase of cost method investments in common stock	(1,501)	—	(695)
Payments for investments and advances to subsidiaries	—	—	(2,600)
Net cash used in investing activities	(9,155)	(770)	(10,399)
Financing Activities
Proceeds from long-term debt	10,310	—	6,033
Repayment of long-term debt	(4,098)	—	—
Purchase of treasury stock	(836)	—	—
Dividends paid	(1,757)	(1,453)	(1,375)
Dividends paid on minority shares	(54)	—	—
Net cash provided by (used in) financing activities	3,565	(1,453)	4,658
Net Change in Cash	163	50	105
Cash at Beginning of Year	324	274	169
Cash at End of Year	$487	$324	$274

Exhibits