Form 10-Q
period 2006-03-31
Mercantile Bancorp, Inc.
filed 2006-05-11
CIK 1289701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-32434

MERCANTILE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	37-1149138
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)
440 Maine Street
Quincy, ILLINOIS 62301
(Address of principal executive offices including zip code)
(217) 223-7300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
☐ Large Accelerated Filer     ☐Actual Filer     ☑. Non-Accelerated Filer
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act) Yes ☐ No ☑.
As of May 5, 2006 the number of outstanding shares of Common Stock, par value $1.25 per share was 1,949,415.

MERCANTILE BANCORP, INC.
FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
MERCANTILE BANCORP, INC.
Consolidated Balance Sheets
(In thousands, except par value and share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)

Assets
Cash and due from banks	$30,422	$27,761
Interest-bearing demand deposits	15,298	14,548
Federal funds sold	161	1,845

Cash and cash equivalents	45,881	44,154

Available-for-sale securities	141,130	150,196
Held-to-maturity securities	13,899	14,870
Loans held for sale	3,836	3,635
Loans, net of allowance for loan losses of $8,327 and $8,082	859,632	849,566
Interest receivable	7,675	7,896
Foreclosed assets held for sale, net	390	341
Federal Home Loan Bank stock	5,464	5,432
Equity method investments in common stock	7,187	7,105
Cost method investments in common stock	3,350	3,350
Deferred income taxes	4,475	4,254
Mortgage servicing rights	1,030	1,018
Cash surrender value of life insurance	16,101	15,930
Premises and equipment	18,507	18,242
Goodwill	5,208	5,208
Core deposit intangibles	2,291	2,360
Other	4,689	4,267

Total assets	$1,140,745	$1,137,824

Liabilities and Stockholders’ Equity
Deposits
Demand	$100,724	$104,320
Savings, NOW and money market	266,890	264,008
Time	460,232	450,336
Brokered time	137,496	127,465

Total deposits	965,342	946,129

Interest rate swaps at fair value	200	238
Short-term borrowings	15,928	32,587
Long-term debt	48,870	51,720
Interest payable	3,706	3,134
Other	6,196	4,967

Total liabilities	1,040,242	1,038,775

Commitments and Contingent Liabilities

Minority Interest	7,757	7,561

Stockholders’ Equity
Common stock, $1.25 par value; authorized 12,000,000 shares; 1,974,930 shares issued and 1,963,680 shares outstanding	2,469	2,469
Additional paid-in capital	12,917	12,924
Retained earnings	79,656	78,200
Accumulated other comprehensive loss	(1,039)	(848)

	94,003	92,745
Treasury stock, at cost — 11,250 shares	(1,257)	(1,257)

Total stockholders’ equity	92,746	91,488

Total liabilities and stockholders’ equity	$1,140,745	$1,137,824

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

Three Months Ended March 31	2006	2005

Interest and Dividend Income
Loans
Taxable	$14,529	$11,589
Tax exempt	205	158
Securities
Taxable	1,220	1,208
Tax exempt	443	373
Federal funds sold	43	44
Dividends on Federal Home Loan Bank Stock	51	61
Deposits with financial institutions and other	183	94

Total interest and dividend income	16,674	13,527

Interest Expense
Deposits	6,790	4,503
Short-term borrowings	274	105
Long-term debt	658	575

Total interest expense	7,722	5,183

Net Interest Income	8,952	8,344

Provision for Loan Losses	635	549

Net Interest Income After Provision For Loan Losses	8,317	7,795

Noninterest Income
Fiduciary activities	485	450
Brokerage fees	319	124
Customer service fees	822	737
Other service charges and fees	170	152
Net gains on loan sales	144	90
Net gains on sales of foreclosed assets	—	27
Loan servicing fees	99	75
Net increase in cash surrender value of life insurance	171	152
Income on equity method investments in common stock	95	13
Other	30	164

Total noninterest income	2,335	1,984

Noninterest Expense
Salaries and employee benefits	4,400	4,102
Net occupancy expense	471	384
Equipment expense	443	395
Deposit insurance premium	33	34
Professional fees	328	298
Postage and supplies	245	240
Amortization of mortgage servicing rights	50	26
Other	1,815	1,373

Total noninterest expense	7,785	6,852

Minority Interest	225	94

Income Before Income Taxes	2,642	2,833
Provision For Income Taxes	718	816

Net Income	$1,924	$2,017

Basic Earnings Per Share	$0.99	$1.03

Weighted Average Shares Outstanding	1,949,415	1,963,680

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Three Months Ended March 31	2006	2005

Operating Activities
Net income	$1,924	$2,017
Items not requiring (providing) cash
Depreciation	383	287
Provision for loan losses	635	549
Amortization of premiums and discounts on securities	639	264
Amortization of core deposit intangibles	69	20
Deferred income taxes	(111)	(300)
Net gains on loan sales	(144)	(90)
Loss on sale of premises and equipment	18	—
Net gains on sales of foreclosed assets	—	(27)
Amortization of mortgage servicing rights	50	26
Income on equity method investments in common stock	(95)	(13)
Federal Home Loan Bank stock dividends	(28)	(61)
Net increase in cash surrender value of life insurance	(171)	(152)
Minority interest in earnings of subsidiaries	225	94
Changes in
Loans originated for sale	(9,118)	(4,603)
Proceeds from sales of loans	8,999	4,952
Interest receivable	221	550
Other assets	(422)	11
Interest payable	572	279
Other liabilities	1,229	754

Net cash provided by operating activities	4,875	4,557

Investing Activities
Purchases of available-for-sale securities	(12,130)	(16,605)
Proceeds from maturities of available-for-sale securities	20,274	21,628
Proceeds from maturities of held-to-maturity securities	921	1,288
Net change in loans	(10,866)	(13,156)
Purchases of premises and equipment	(666)	(852)
Proceeds from the sales of foreclosed assets	116	128
Purchase of Federal Home Loan Bank stock	(4)	—
Purchase of equity method investment in common stock	—	(984)

Net cash used in investing activities	(2,355)	(8,553)

Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	(714)	4,930
Net increase in time and brokered time deposits	19,927	6,657
Net decrease in short-term borrowings	(16,659)	(1,556)
Proceeds from long-term debt	150	984
Payments on long-term debt	(3,000)	(4,000)
Proceeds from issuance of stock to minority interest of Mid-America	275	879
Purchase of stock from minority interest of Mid-America	(304)	—
Dividends paid	(468)	(118)
Dividends paid to minority interest	—	(54)

Net cash provided by (used in) financing activities	(793)	7,722

Increase In Cash and Cash Equivalents	1,727	3,726
Cash and Cash Equivalents, Beginning of Period	44,154	39,719

Cash and Cash Equivalents, End of Period	$45,881	$43,445

Supplemental Cash Flows Information
Interest paid	$7,150	$4,904
Income taxes paid	$25	$435
Real estate acquired in settlement of loans	$165	$231
Decrease in additional paid-in-capital due to purchase of stock from minority interest of Mid-America	$(7)	$—
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
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s consolidated financial position at March 31, 2006 and the Company’s consolidated results of operations and cash flows for the three months ended March 31, 2006 and 2005. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 2005 year-end consolidated balance sheet data was derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.
These financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2005 appearing in the Company’s Annual Report on Form 10-K for 2005.
2. EARNINGS PER COMMON SHARE
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period.
3. NEW ACCOUNTING PRONOUNCEMENT
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156 (“SFAS No.156”), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. Statement No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. The Company plans to adopt this statement on January 1, 2007 and is in the process of assessing the impact, if any, of the adoption of this statement on the financial results.
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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Commitments to extend credit totaled $1,500,000 at March 31, 2006 and $3,153,000 at December 31, 2005.
Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $9,559,000 at March 31, 2006 and $9,925,000 at December 31, 2005. At March 31, 2006, the outstanding standby letters of credit had a weighted average term of approximately one year. As of March 31, 2006 and December 31, 2005, no liability for the fair value of the Company’s potential obligations under these guarantees has been recorded since the amount is deemed immaterial.
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

6. COMPREHENSIVE INCOME
Comprehensive income components and related taxes were as follows:

	For the Three Months
	Ended March 31,
	2006	2005
Net income	$1,924	$2,017

Other comprehensive loss:
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $(126) for 2006 and (535) for 2005	(207)	(837)
Less reclassification adjustment for realized gains (losses), net of tax expense (benefit) of $0 for 2006 and 2005	—	—

Net change in unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $(126) for 2006 and $(535) for 2005	(207)	(837)

Accumulated other comprehensive loss of equity method investee	(8)	(21)

Unrealized loss on interest rate swaps:
Unrealized holding losses, net of tax benefit of $(8) for 2006 and $(42) for 2005	(12)	(67)
Less reclassification adjustment to interest income, net of tax expense (benefit) of $(23) for 2006 and $(6) for 2005	(36)	11

Net change in unrealized gain (loss) on interest rate swaps, net of tax expense (benefit) of $(14) for 2006 and $(48) for 2005	24	(78)

Total other comprehensive loss, net of tax	(191)	(936)

Comprehensive income	$1,733	$1,081

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

General. Mercantile Bancorp, Inc. is a nine-bank holding company headquartered in Quincy, Illinois with 21 banking facilities (18 full service offices, 1 stand-alone drive-up facility and 2 mortgage banking facilities) serving 14 communities located throughout west-central Illinois, northern Missouri, and eastern Kansas. The Company is focused on meeting the financial needs of the region by offering competitive financial products, services and technologies. It is engaged in retail, commercial and agricultural banking, and its core products include loans, deposits, trust and investment management. The Company derives substantially all of its net income from its subsidiary banks.
As of March 31, 2006, the Company was the sole shareholder of the following banking subsidiaries:

•	Mercantile Trust & Savings Bank (“MTSB”), located in Quincy, Illinois;

•	State Bank of Augusta (“Augusta”), located in Augusta, Illinois;

•	Marine Bank & Trust (“Marine Bank”), located in Carthage, Illinois;

•	Perry State Bank (“Perry”), located in Perry, Missouri;

•	Golden State Bank (“Golden”), located in Golden, Illinois;

•	Brown County State Bank (“Brown County”), located in Mt. Sterling, Illinois; and

•	Farmers State Bank of Northern Missouri (“Farmers”), located in Savannah, Missouri.
As of March 31, 2006, the Company was the majority, but not sole, shareholder in the following banking subsidiaries:

•	Security State Bank of Hamilton (“Hamilton”), located in Hamilton, Illinois, in which the Company owns 92.8% of the outstanding voting stock; and

•	Mid-America Bancorp, Inc. (“Mid-America”), the sole shareholder of Heartland Bank (“Heartland”), located in Leawood, Kansas, in which the Company owns 55.7% of the outstanding voting stock.
In addition, as of March 31, 2006, the Company had less than majority ownership interests in several additional banking organizations located in the Midwest and Southeast. Specifically, the Company owned the following percentages of the outstanding voting stock of these banking entities:

•	36.5% of New Frontier Bancshares, Inc. (“New Frontier”), the sole shareholder of New Frontier Bank, located in St. Charles, Missouri;

•	19.6% of NorthStar Bancshares, Inc. (“NorthStar”), the sole shareholder of NorthStar Bank N.A., located in Liberty, Missouri;

•	5.0% of GBC Bancorp, Inc. (“GBC”), the sole shareholder of Gwinnett Banking Company, located in Lawrenceville, Georgia;

•	5.0% of Integrity Bank, located in Jupiter, Florida; and

•	1.6% of Premier Bancshares, Inc. (“Premier”), the sole shareholder of Premier Bank, located in Jefferson City, Missouri.
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
On March 17, 2006, NorthStar reached a definitive agreement to sell its outstanding capital stock (including the Company’s 19.6% equity interest) to Enterprise Financial Services Corp. (“Enterprise”) of Clayton, Missouri in a cash and stock transaction, subject to shareholder and regulatory approvals. The sale of the Company’s equity interest is valued at approximately $6.6 million. The balance of the equity method investment and related unamortized core deposit intangible totaled approximately $3.9 million as of March 31, 2006. This transaction is expected to close the second or third quarter of 2006. The amount of the cash and value of Enterprise stock received in the transaction in excess of the unamortized cost will be recorded as a gain in the quarter the transaction closes. It is anticipated the Enterprise stock received will represent less than 2% of the outstanding common stock of Enterprise and will be recorded as an investment of the Company.

In January 2006, the Company’s Board of Directors approved a three-for-one stock split and, in connection with the split, an amendment to the Company’s Certificate of Incorporation to reduce the $1.25 par value per share of common stock of the Company to $0.4167 par value per share. The Board of Directors further directed that the amendment be submitted for consideration by the stockholders at the Company’s annual meeting in May 2006. If the amendment is approved by the stockholders, the Company will execute and submit to the Delaware Secretary of State for filing prior to or on the date of the stock split, a Certificate of Amendment of the Certificate of Incorporation providing for the amendment to be effective simultaneously with the stock split. On the effective date, each of the presently authorized shares, $1.25 par value per share (including all issued and outstanding, unissued and treasury shares), will be changed into shares with a par value of $0.4167 per share for each share held at that time. Share and per share data in the consolidated financial statements and notes will be retroactively restated during 2006 for the stock split after it has been effected.
In February 2006, the Company’s Board of Directors approved early termination of the company’s Shareholder Rights Plan and redemption of the rights related to the Plan. As part of the termination and in accordance with the Plan, the Company redeemed the rights held by existing stockholders. Each right had a cash redemption value of two tenths of one cent ($0.002) and stockholders held one right for each share of stock they owned as of the March 1, 2006 record date. Payment of the cash redemption value to stockholders was made in March 2006 and totaled approximately $4 thousand.
During the first quarter of 2006, the Company opened one new mortgage banking facility and closed an existing stand-alone drive-up location. In January 2006, Heartland began a mortgage banking operation in a leased facility in Prairie Village, Kansas, a suburb of Kansas City. In February 2006, Marine Bank closed its stand-alone drive-up facility which was adjacent to its former principal banking office located in Carthage, Illinois. In October 2005, Marine Bank transferred its operations to a newly constructed building, also in Carthage, which has attached drive-up lanes, eliminating the need for a separate drive-up facility.
Results of Operations
Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005
Overview. Net income for the three months ended March 31, 2006 was $1.9 million, a decrease of $93 thousand or 4.6% compared with $2.0 million for the same period in 2005. The primary factors contributing to the decrease in net income were an increase in provision for loan losses of $86 thousand, an increase in noninterest expense of $933 thousand and an increase in minority interest of $131 thousand, largely offset by an increase in net interest income of $608 thousand, an increase in noninterest income of $351 thousand and a decrease in provision for income taxes of $98 thousand. Basic earnings per share (EPS) for the three months ended March 31, 2006 was $.99 compared with $1.03 for the same period in 2005.
Total assets at March 31, 2006 were $1.141 billion compared with $1.138 billion at December 31, 2005, an increase of $2.9 million or .3%, attributable to growth of the loan portfolio partially offset by a decrease in investment securities. Total loans, including loans held for sale, at March 31, 2006 were $871.8 million compared with $861.3 million at December 31, 2005, an increase of $10.5 million or 1.2%. Total deposits at March 31, 2006 were $965.3 million compared with $946.1 million at December 31, 2005, an increase of $19.2 million or 2.0%. Total stockholders’ equity at March 31, 2006 was $92.7 million compared with $91.5 million at December 31, 2005, an increase of $1.2 million or 1.3%. The Company’s annualized return on average assets was .68% for the three months ended March 31, 2006, compared with 0.78% for the same period in 2005. The annualized return on average stockholders’ equity was 8.4% for the three months ended March 31, 2006, compared to 9.5% for the same period in 2005.
Net Interest Income. For the three months ended March 31, 2006, net interest income increased $608 thousand, or 7.3% to $9.0 million compared with $8.3 million for the same period in 2005. The increase was primarily due to the increased volumes and rates on loans, partially offset by increased volume of time and brokered time deposits as well as increased rates on all categories of interest-bearing liabilities. For the three months ended March 31, 2006 and 2005, the net interest margin decreased by 4 basis points to 3.40% from 3.44% while the net interest spread decreased by 15 basis points to 3.01% from 3.16%, respectively.

Interest and dividend income for the three months ended March 31, 2006 increased $3.2 million, or 23.3% to $16.7 million compared with $13.5 million for the same period in 2005. This increase was due primarily to an increase in loan interest income of $3.0 million. Average total loans for the three months ended March 31, 2006 increased $86.1 million, or 11.1% to $860.4 million compared with $774.3 million for the same period in 2005, while the average yield on total loans increased 78 basis points to 6.85% for the same period. Average total investments for the three months ended March 31, 2006 decreased $9.6 million, or 5.6% to $161.0 million compared with $170.6 million for the same period in 2005, while the average yield on investments increased 42 basis points to 4.13% for the same period. For the three months ended March 31, 2006, compared to the same period in 2005, the yield on total average earning assets increased by 75 basis points to 6.33%.
Interest expense for the three months ended March 31, 2006 increased $2.5 million, or 49.0% to $7.7 million compared with $5.2 million for the same period in 2005. This increase was due primarily to increases in interest expense on deposits of $2.3 million and interest expense on short-term borrowings of $169 thousand. Average total interest-bearing deposits for the three months ended March 31, 2006 increased $66.0 million, or 8.4% to $851.2 million compared with $785.2 million for the same period in 2005, while the average cost of funds on total interest-bearing deposits increased 90 basis points to 3.19% for the same period. Average total short-term borrowings for the three months ended March 31, 2006 increased $7.2 million, or 37.0% to $26.7 million compared with $19.5 million for the same period in 2005, while the average cost of funds on short-term borrowings increased 195 basis points to 4.11% for the same period. For the three months ended March 31, 2006, compared to the same period in 2005, the cost of funds on total average interest-bearing liabilities increased by 89 basis points to 3.32%.
The following tables set forth for the periods provide an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities and the net interest margin on average total interest-earning assets for the same periods. All average balances are daily average balances and nonaccruing loans have been included in the table as loans carrying a zero yield.

	For the three months ended March 31
	2006				2005
		Income/			Income/
	Average Balance	Expense	Yield/Rate	Average Balance	Expense	Yield/Rate
			(dollars in thousands)
Assets
Interest-bearing demand deposits	$22,791	$183	3.21%	$11,312	$94	3.32%
Federal funds sold	3,976	43	4.33%	7,611	44	2.31%
Securities:
Taxable
U.S. treasuries and government agencies	10,087	89	3.53%	6,445	43	2.67%
Mortgage-backed securities	47,766	535	4.48%	60,100	614	4.09%
Other securities	54,358	596	4.39%	65,481	551	3.37%

Total taxable	112,211	1,220	4.35%	132,026	1,208	3.66%
Non-taxable — State and political subdivision (3)	48,765	443	3.63%	38,577	373	3.87%
Loans (net of unearned discount ) (1)(2)	860,351	14,734	6.85%	774,289	11,747	6.07%
Federal Home Loan Bank stock	5,435	51	3.75%	5,124	61	4.76%

Total interest-earning assets (1)	$1,053,529	$16,674	6.33%	$968,939	$13,527	5.58%

Cash and due from banks	$24,680			$23,314
Interest receivable	7,675			6,167
Foreclosed assets held for sale, net	402			502
Equity method investments in common stock	7,153			5,704
Cost method investments in common stock	3,350			1,849
Cash surrender value of life insurance	16,014			15,393
Premises and equipment	18,475			16,346
Other	16,648			12,407
Allowance for loan loss	(8,132)			(7,247)

Total assets	$1,139,794			$1,043,374

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$110,952	$365	1.32%	$112,505	$223	0.79%
Savings deposits	50,402	129	1.02%	54,937	128	0.93%
Money-market deposits	102,316	688	2.69%	91,695	310	1.35%
Time and brokered time deposits	587,522	5,608	3.82%	526,028	3,842	2.92%
Short-term borrowings	26,674	274	4.11%	19,472	105	2.16%
Long-term borrowings	51,544	658	5.11%	50,255	575	4.58%

Total interest-bearing liabilities	$929,410	$7,722	3.32%	$854,892	$5,183	2.43%

Demand deposits	$101,007			$91,430
Interest payable	3,600			2,407
Other liabilities	5,204			4,284
Minority interest	7,660			3,873
Stockholders’ equity	92,913			86,488

Total liabilities and stockholders’ equity	$1,139,794			$1,043,374

Interest spread			3.01%			3.16%
Net interest income		8,952			$8,344
Net interest margin			3.40%			3.44%
Interest-earning assets to interest-bearing liabilities	113.35%			113.34%

(1)	Non-accrual loans have been included in average loans, net of unearned discount

(2)	Includes loans held for sale

(3)	The tax exempt income for state and political subdivisions in not recorded on a tax equivalent basis.

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

	For the three months ended March 31,
	2006 vs. 2005
	Increase (Decrease) Due to
	Change in
	Volume	Rate	Total
Increase (decrease) in interest income:
Interest-bearing bank deposits	$92	$(3)	$89
Federal funds sold	(27)	26	(1)
Investment securities:
U.S. Treasuries and Agencies	29	17	46
Mortgage-backed securities	(134)	55	(79)
States and political subdivision (1)	94	(24)	70
Other securities	(104)	149	45
Loans (net of unearned discounts)	1,384	1,603	2,987
Federal Home Loan Bank stock	4	(14)	(10)

Change in interest income (1)	1,338	1,809	3,147

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	(3)	145	142
Savings deposits	(11)	12	1
Money-market deposits	40	338	378
Time and brokered time deposits	487	1,279	1,766
Short-term borrowings	49	120	169
Long-term debt	15	68	83

Change in interest expense	577	1,962	2,539

Increase (decrease) in net interest income (1)	$761	$(153)	$608

(1)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.
Provision for Loan Losses. Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the three months ended March 31, 2006, the provision increased by $86 thousand to $635 thousand, compared with $549 thousand for the same period in 2005. The additional expense was primarily due to loan growth in the first quarter of 2006. The allowance for loan losses at March 31, 2006 was $8.3 million, or .96% of total loans, which increased slightly from $8.1 million or .94% of total loans at December 31, 2005. As of March 31, 2006, non-performing loans increased to $5,063,000, or .58% of total loans, compared with $4,980,000, or .58% of total loans as of December 31, 2005.
Noninterest Income. Noninterest income for the three months ended March 31, 2006 increased $351 thousand to $2.3 million compared with $2.0 million for the same period in 2005. The increase in noninterest income was primarily due to increases in brokerage fees, customer service fees and income on equity method investments in common stock, partially offset by a decrease in other noninterest income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
	March 31
	2006	2005

Fiduciary activities	$485	$450
Brokerage fees	319	124
Customer service fees	822	737
Other service charges and fees	170	152
Net gains on loan sales	144	90
Net gains on sales of foreclosed assets	—	27
Loan servicing fees	99	75
Net increase in cash surrender value of life insurance	171	152
Income on equity method investments in common stock	95	13
Other	30	164

Total noninterest income	$2,335	$1,984

Brokerage fees for the three months ended March 31, 2006 increased $195 thousand to $319 thousand compared with $124 thousand for the same period in 2005, primarily due to the Company’s retail brokerage operation opened at Farmer’s branch in St. Joseph, Missouri in the third quarter of 2005. Fees generated by the St. Joseph facility in the first quarter of 2006 were $188 thousand.
Customer service fees for the three months ended March 31, 2006 increased $85 thousand to $822 thousand compared with $737 thousand for the same period in 2005, primarily due to increased overdraft fees and expansion of the number of accounts that generate transaction fees.
Income on equity method investments in common stock for the three months ended March 31, 2006 increased $82 thousand to $95 thousand compared with $13 thousand for the same period in 2005, due to improved profitability at the Company’s equity method investments, New Frontier and NorthStar.
Other noninterest income for the three months ended March 31, 2006 decreased $134 thousand to $30 thousand compared with $164 thousand for the same period in 2005, primarily due to losses recognized in 2006 on the sale of repossessed assets as well as a reduction in commissions on the sale of customer checks and supplies in the first quarter of 2006 compared to 2005.
Noninterest Expense. For the three months ended March 31, 2006, noninterest expense increased $933 thousand, or 13.6% to $7.8 million compared with $6.9 million for the same period in 2005, primarily due to increases in salaries and employee benefits, net occupancy expense and other noninterest expense.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended
	March 31
	2006	2005

Salaries and employee benefits	$4,400	$4,102
Net occupancy expense	471	384
Equipment expense	443	395
Deposit insurance premium	33	34
Professional fees	328	298
Postage and supplies	245	240
Amortization of mortgage servicing rights	50	26
Other	1,815	1,373

Total noninterest expense	$7,785	$6,852

Salaries and employee benefits increased $298 thousand or 7.3% for the three months ended March 31, 2006 to $4.4 million, from $4.1 million for the same period in 2005. Approximately $225 thousand of this increase was attributable to the retail brokerage operation at Farmers, which opened for business in the third quarter of 2005. Another $66 thousand of this increase was generated by Mid America’s mortgage banking facility, which began operations in January 2006. Partially offsetting the increase in salaries and benefits in first quarter 2006 compared to 2005 was an adjustment of $203 thousand in March 2005 relating to a decrease in the discount rate used to determine the liability for post-retirement benefits. The remainder of the increase was due primarily to cost-of-living increases in salaries and employee benefits. As a percent of average assets, annualized salaries and employee benefits decreased to 1.57% for the three months ended March 31, 2006, compared to 1.59% for the same period in 2005. The Company had 322 full-time equivalent employees at March 31, 2006 compared to 307 at March 31, 2005, an increase of 15 full-time equivalent employees, primarily due to the new brokerage operation at Farmers and the new mortgage banking branch at Mid-America.
Net occupancy expense increased $87 thousand or 22.7% for the three months ended March 31, 2006 to $471 thousand, from $384 thousand for the same period in 2005, due primarily to overhead expenses related to Marine Bank’s newly constructed principal banking facility, which opened for business in October 2005.
Other noninterest expense increased $442 thousand or 32.2% for the three months ended March 31, 2006 to $1.8 million, from $1.4 million for the same period in 2005, due to a $450 thousand settlement of a lawsuit related to the brokerage operation at Farmer’s branch in St. Joseph, Missouri. The lawsuit was initiated by an independent brokerage firm that formerly employed several registered representatives hired by Farmers in 2005, and alleged that Farmers misappropriated confidential and proprietary trade secrets from the firm. Initially, the Company had concluded that the allegations lacked merit and Farmers would defend the suit vigorously. However, after further reviewing the circumstances, the Company determined that both the monetary cost and the amount of management time required to defend itself outweighed the cost of settling prior to trial, and elected to settle.
Provision for Income Taxes. The effective tax rate was 27.2% for the three-month period ended March 31, 2006 compared to 28.8% for the same period in 2005, due to an increase in federally tax-exempt loans and investment securities.
Financial Condition
March 31, 2006 Compared to December 31, 2005
Loan Portfolio. Total loans, including loans held for sale, increased $10.5 million or 1.2% to $871.8 million as of March 31, 2006 from $861.3 million as of December 31, 2005. Total loans grew approximately $12.4 million at MTSB during the first quarter of 2006, while the Company’s other subsidiaries experienced a combined net decrease in loans due to seasonal paydowns in their agricultural loan portfolio. At March 31, 2006 and December 31, 2005, the ratio of total loans to total deposits was 90.3% and 91.0%, respectively. For the same periods, total loans represented 76.4% and 75.7% of total assets, respectively.
The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	March 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial, financial, and agricultural	$232,548	26.67%	$240,231	27.89%
Real estate — farmland	67,001	7.69%	66,172	7.68%
Real estate — construction	50,992	5.85%	48,612	5.64%
Real estate — commercial	181,117	20.78%	178,395	20.71%
Real estate — residential (1)	224,964	25.80%	213,581	24.80%
Installment loans to individuals	115,173	13.21%	114,292	13.28%

Total loans	871,795	100.00%	861,283	100.00%

Allowance for loan losses	8,327		8,082

Total loans, including loans held for sale, net of allowance for loan losses	$863,468		$853,201

(1)	Includes loans held for sale

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
Total nonperforming loans increased to $5.1 million as of March 31, 2006 from $5.0 million as of December 31, 2005, while total nonperforming loans and nonperforming other assets increased to $5.6 million as of March 31, 2006 from $5.5 million as of December 31, 2005. These increases were primarily the result of continued growth in the loan portfolio. The ratio of nonperforming loans to total loans was .58% as of March 31, 2006 and December 31, 2005. The ratio of nonperforming loans and nonperforming other assets to total loans increased slightly to .65% as of March 31, 2006 from ..64% as of December 31, 2005.
The following table presents information regarding nonperforming assets at the dates indicated:

	March 31,	December 31,
	2006	2005

Nonaccrual loans
Commercial, financial, and agricultural	$1,427	$1,727
Real estate — farmland	89	105
Real estate — construction	—	—
Real estate — commercial	404	417
Real estate — residential	624	839
Installment loans to individuals	347	544

Total nonaccrual loans	2,891	3,632

Loans 90 days past due and still accruing	2,166	1,342
Restructured loans	6	6

Total nonperforming loans	5,063	4,980

Repossessed assets	562	494
Other assets acquired in satisfaction of debt previously contracted	—	—

Total nonperforming other assets	562	494

Total nonperforming loans and nonperforming other assets	$5,625	$5,474

Nonperforming loans to loans, before allowance for loan losses	0.58%	0.58%
Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	0.65%	0.64%
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
The allowance for loan losses increased $245 thousand to $8.3 million as of March 31, 2006 from $8.1 million as of December 31, 2005. Provision for loan losses was $635 thousand and net charge-offs were $390 thousand for the three months ended March 31, 2006. The allowance for loan losses as a percent of total loans increased slightly to .96% as of March 31, 2006 from .94% as of December 31, 2005. As a percent of nonperforming loans, the allowance for loan losses increased to 164.47% as of March 31, 2006 from 162.29% as of December 31, 2005.

The following table presents for the periods indicated an analysis of the allowance for loan losses and other related data:

	As of and for
	the Three	As of and for
	Months Ended	the Year Ended
	March 31,	December 31,
	2006	2005

Average loans outstanding during year	$860,351	$806,955

Allowance for loan losses:
Balance at beginning of year	$8,082	$7,115

Loans charged-off:
Commercial, financial, and agricultural	131	483
Real estate — farmland	—	80
Real estate — construction	—	50
Real estate — commercial	20	—
Real estate — residential	24	172
Installment loans to individuals	285	956

Total charge-offs	460	1,741

Recoveries
Commercial, financial, and agricultural	16	138
Real estate — farmland	—	—
Real estate — construction	—	2
Real estate — commercial	—	36
Real estate — residential	1	24
Installment loans to individuals	53	140

Total recoveries	70	340

Net charge-offs	390	1,401
Provision for loan losses	635	2,368
Adjustments	—	—

Balance at end of year	$8,327	$8,082

Allowance for loan losses as a percent of total loans outstanding at year end	0.96%	0.94%

Allowance for loan losses as a percent of total nonperforming loans	164.47%	162.29%

Ratio of net charge-offs to average total loans	0.05%	0.17%

Securities. The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality.
The Company has classified securities as both available-for-sale and held-to-maturity as of March 31, 2006. Available-for-sale securities are held with the option of their disposal in the foreseeable future to meet investment objectives, liquidity needs or other operational needs. Securities available-for-sale are carried at fair value. Held-to-maturity securities are those securities for which the Company has the positive intent and ability to hold until maturity, and are carried at historical cost adjusted for amortization of premiums and accretion of discounts.

As of March 31, 2006, the fair value of the available for-sale securities was $141.1 million and the amortized cost was $142.5 million for a net unrealized loss of $1.4 million. The after-tax effect of this unrealized loss was $850 thousand and has been included in stockholders’ equity. As of December 31, 2005, the fair value of the available-for-sale securities was $150.2 million and the amortized cost was $151.2 million for a net unrealized loss of $1.0 million, and an after-tax unrealized loss of $657 thousand. Fluctuations in net unrealized gains and losses on available-for-sale securities are due primarily to increases or decreases in prevailing interest rates for the types of securities held in the portfolio.
As of March 31, 2006, the amortized cost of held-to-maturity securities was $13.9 million, a decrease of $1.0 million from the December 31, 2005 amortized cost of $14.9 million.
Deposits. Total deposits increased $19.2 million or 2.0% to $965.3 million as of March 31, 2006 from $946.1 million as of December 31, 2005. Noninterest-bearing deposits decreased $3.6 million or 3.4% to $100.7 million as of March 31, 2006 from $104.3 million as of December 31, 2005, while interest-bearing deposits increased $22.8 million or 2.7% to $864.6 million as of March 31, 2006 from $841.8 million as of December 31, 2005. Of the increase in total deposits, approximately $10.3 million was attributable to deposit growth at MTSB, which served to fund the loan growth experienced at that subsidiary.
Borrowings. The Company utilizes borrowings to supplement deposits in funding its lending and investing activities. Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, U. S. Treasury demand notes and short-term advances from the Federal Home Loan Bank. Long-term borrowings consist of long-term advances from the Federal Home Loan Bank, subordinated debentures and advances on the revolving credit line with a correspondent bank.
As of March 31, 2006, short-term borrowings were $15.9 million, a decrease of $16.7 million from $32.6 million as of December 31, 2005, as the Company utilized deposit growth to pay down some of its higher priced borrowings. Long-term borrowings were $48.9 million as of March 31, 2006, a decrease of $2.8 million from $51.7 million as of December 31, 2005.
As of March 31, 2006, long-term FHLB borrowings totaled $34.5 million, with maturities ranging from the years 2006 to 2011 and interest rates ranging from 4.09% to 5.42%. As of March 31, 2006, the correspondent bank revolving credit line totaled $4.1 million, and is due June 30, 2006, with interest payable quarterly at 1.5% below prime. The interest rate at March 31, 2006 was 4.75%. As of March 31, 2006, subordinated debentures totaled $10.3 million. In August 2005, the Company issued $10.3 million of junior subordinated debentures to Mercantile Bancorp Capital Trust I (the “Trust”). The Company owns all of the voting securities of the Trust. The Trust issued $10 million of its cumulative preferred securities through a private placement offering on August 25, 2005 and invested the proceeds of its issuance in the Company’s junior subordinated debentures. The debentures have a fixed interest rate for approximately 10 years of 6.10%, which was the rate on March 31, 2006. Commencing November 25, 2015, the rate is equal to 3 month LIBOR plus 144 basis points. The debentures mature on August 25, 2035 and are callable, at the option of the Company, at par on or after November 23, 2010.
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
The Company’s most liquid assets are cash and due from banks, interest-bearing demand deposits, and federal funds sold. The balances of these assets are dependent on the Company’s operating, investing, lending, and financing activities during any given period. As of March 31, 2006, cash and cash equivalents totaled $45.9 million, an increase of $1.7 million from $44.2 million as of December 31, 2005. This increase is primarily attributable to deposit growth and proceeds from investment maturities, partially offset by reductions in short-term and long-term borrowings.

The Company’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayment, sales of loans, and capital funds. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank.
Capital Resources. Other than the issuance of common stock, the Company’s primary source of capital is net income retained by the Company. During the three months ended March 31, 2006, the Company earned $1.9 million and paid dividends of $468 thousand to stockholders, resulting in a retention of current earnings of $1.5 million. During the year ended December 31, 2005, the Company earned $9.5 million and paid dividends of $1.8 million to stockholders, resulting in a retention of current earnings of $7.7 million. As of March 31, 2006, total stockholders’ equity was $92.7 million, an increase of $1.2 million from $91.5 million as of December 31, 2005. This increase was due to the retention of earnings for the first quarter of 2006, offset by a reduction in accumulated other comprehensive income. The reduction in accumulated other comprehensive income was primarily due to the after-tax effect of the decline in market value of the Company’s available-for-sale securities.
The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of March 31, 2006, the Company exceeds these regulatory capital guidelines. Likewise, the individual ratios for each of the Company’s bank subsidiaries also exceed the regulatory guidelines.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes since December 31, 2005. For more information regarding quantitative and qualitative disclosures about market risk, please refer to the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2005, and in particular, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Rate Sensitive Assets and Liabilities” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in internal controls over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There are no material changes from the risk factors previously discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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

Date: May 11, 2006	By:	/s/ Dan S. Dugan

Dan S. Dugan
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: May 11, 2006	By:	/s/ Michael P. McGrath

Michael P. McGrath
Vice President, Treasurer and
Chief Financial Officer
(principal financial officer/
principal accounting officer)