Form 10-Q
period 2006-06-30
Mercantile Bancorp, Inc.
filed 2006-08-11
CIK 1289701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

☐ Large Accelerated Filer	☐ Accelerated Filer	☑. Non-Accelerated Filer
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act) Yes ☐ No ☑.
As of August 9, 2006 the number of outstanding shares of Common Stock, par value $.42 per share was 5,847,995.

MERCANTILE BANCORP, INC.
FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
MERCANTILE BANCORP, INC.
Consolidated Balance Sheets
(In thousands, except par value and share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)

Assets
Cash and due from banks	$26,903	$27,761
Interest-bearing demand deposits	12,992	14,548
Federal funds sold	1,410	1,845

Cash and cash equivalents	41,305	44,154

Available-for-sale securities	140,937	150,196
Held-to-maturity securities	13,044	14,870
Loans held for sale	3,546	3,635
Loans, net of allowance for loan losses of $8,523 and $8,082	899,404	849,566
Interest receivable	7,988	7,896
Foreclosed assets held for sale, net	437	341
Federal Home Loan Bank stock	5,733	5,432
Equity method investments in common stock	7,237	7,105
Cost method investments in common stock	4,344	3,350
Deferred income taxes	4,917	4,254
Mortgage servicing rights	972	1,018
Cash surrender value of life insurance	16,258	15,930
Premises and equipment	18,720	18,242
Goodwill	5,208	5,208
Core deposit intangibles	2,222	2,360
Other	4,629	4,267

Total assets	$1,176,901	$1,137,824

Liabilities and Stockholders’ Equity
Deposits
Demand	$96,124	$104,320
Savings, NOW and money market	280,099	264,008
Time	439,344	450,336
Brokered time	145,873	127,465

Total deposits	961,440	946,129

Interest rate swaps at fair value	140	238
Short-term borrowings	52,522	32,587
Long-term borrowings	50,420	51,720
Interest payable	3,845	3,134
Other	5,560	4,967

Total liabilities	1,073,927	1,038,775

Commitments and Contingent Liabilities

Minority Interest	8,935	7,561

Stockholders’ Equity
Common stock, $.42 par value; authorized 12,000,000 shares; Issued - 5,924,790 shares at June 30, 2006 and December 31, 2005 Outstanding — 5,848,245 shares at June 30, 2006 and December 31, 2005	2,469	2,469
Additional paid-in capital	13,109	12,924
Retained earnings	81,437	78,200
Accumulated other comprehensive loss	(1,719)	(848)

	95,296	92,745

Treasury stock, at cost — 76,545 shares at June 30, 2006 and December 31, 2005	(1.257)	(1,257)

Total stockholders’ equity	94,039	91,488

Total liabilities and stockholders’ equity	$1,176,901	$1,137,824

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Interest and Dividend Income
Loans
Taxable	$15,818	$12,634	$30,347	$24,223
Tax exempt	208	173	413	331
Securities
Taxable	1,288	1,226	2,508	2,434
Tax exempt	446	430	889	803
Federal funds sold	9	9	52	53
Dividends on Federal Home Loan Bank Stock	28	62	79	123
Deposits with financial institutions and other	87	60	270	154

Total interest and dividend income	17,884	14,594	34,558	28,121

Interest Expense
Deposits	7,519	4,959	14,309	9,462
Short-term borrowings	393	172	667	277
Long-term debt	610	594	1,268	1,169

Total interest expense	8,522	5,725	16,244	10,908

Net Interest Income	9,362	8,869	18,314	17,213

Provision for Loan Losses	768	680	1,403	1,229

Net Interest Income After Provision For Loan Losses	8,594	8,189	16,911	15,984

Noninterest Income
Fiduciary activities	494	448	979	898
Brokerage fees	302	108	621	232
Customer service fees	917	866	1,739	1,603
Other service charges and fees	164	161	334	313
Net gains on loan sales	148	125	292	215
Net losses on sales of fixed assets	(12)	0	(12)	0
Net gains on sales of foreclosed assets	0	0	0	27
Loan servicing fees	96	94	195	169
Net increase in cash surrender value of life insurance	157	140	328	292
Income on equity method investments in common stock	88	41	183	54
Other	83	2	113	166

Total noninterest income	2,437	1,985	4,772	3,969

Noninterest Expense
Salaries and employee benefits	4,355	3,795	8,755	7,897
Net occupancy expense	452	387	923	771
Equipment expense	451	428	894	823
Deposit insurance premium	29	29	62	63
Professional fees	474	419	802	717
Postage and supplies	183	197	428	439
Amortization of mortgage servicing rights	107	42	157	68
Amortization of core deposit intangibles	69	30	138	50
Other	1,401	1,311	3,147	2,662

Total noninterest expense	7,521	6,638	15,306	13,490

Minority Interest	161	133	386	227

Income Before Income Taxes	3,349	3,403	5,991	6,236
Provision For Income Taxes	1,100	1,001	1,818	1,817

Net Income	$2,249	$2,402	$4,173	$4,419

Basic Earnings Per Share	$.38	$.41	$.71	$.75

Dividends Paid Per Share	$.08	$.02	$.16	$.04

Weighted Average Shares Outstanding	5,848,245	5,891,040	5,848,245	5,891,040

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Six Months Ended June 30	2006	2005

Operating Activities
Net income	$4,173	$4,419
Items not requiring (providing) cash
Depreciation	746	575
Provision for loan losses	1,403	1,229
Amortization of premiums and discounts on securities	721	569
Amortization of core deposit intangibles	138	50
Deferred income taxes	(177)	57
Net gains on loan sales	(292)	(215)
Loss on sale of premises and equipment	12	—
Net gains on sales of foreclosed assets	—	(27)
Amortization of mortgage servicing rights	157	68
Income on equity method investments in common stock	(183)	(54)
Federal Home Loan Bank stock dividends	(36)	(123)
Net increase in cash surrender value of life insurance	(328)	(292)
Minority interest in earnings of subsidiaries	386	227
Changes in
Loans originated for sale	(18,255)	(11,235)
Proceeds from sales of loans	18,525	11,408
Interest receivable	(92)	95
Other assets	(362)	(449)
Interest payable	711	240
Other liabilities	593	259

Net cash provided by operating activities	7,840	6,801

Investing Activities
Proceeds from maturities of available-for-sale securities	23,629	35,648
Purchases of available-for-sale securities	(16,437)	(41,043)
Proceeds from maturities of held-to-maturity securities	1,755	2,386
Purchases of cost method investments	(995)	—
Net change in loans	(51,566)	(39,906)
Purchases of premises and equipment	(1,278)	(1,835)
Proceeds from sales of premises and equipment	42	—
Proceeds from the sales of foreclosed assets	229	128
Purchase of Federal Home Loan Bank stock	(642)	(124)
Proceeds from redemption of Federal Home Loan Bank stock	377	—
Purchase of equity method investment in common stock	—	(2,245)

Net cash used in investing activities	(44,886)	(46,991)

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	7,895	8,710
Net increase in time and brokered time deposits	7,416	16,509
Net increase in short-term borrowings	19,935	8,326
Proceeds from long-term debt	6,700	1,667
Payments on long-term debt	(8,000)	(4,250)
Proceeds from issuance of stock to minority interest of Mid-America	1,187	2,317
Dividends paid	(936)	(236)
Dividends paid to minority interest	—	(54)

Net cash provided by financing activities	34,197	32,989

Decrease In Cash and Cash Equivalents	(2,849)	(7,201)
Cash and Cash Equivalents, Beginning of Period	44,154	39,719

Cash and Cash Equivalents, End of Period	$41,305	$32,518

Supplemental Cash Flows Information
Interest paid	$15,533	$10,668
Income taxes paid	$2,392	$2,209
Real estate acquired in settlement of loans	$325	$401
Increase in additional paid-in-capital due to issuance of stock to minority interest of Mid-America	$185	$224
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
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s consolidated financial position at June 30, 2006 and the Company’s consolidated results of operations and cash flows for the six months ended June 30, 2006 and 2005. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 2005 year-end consolidated balance sheet data was derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.
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
3. NEW ACCOUNTING PRONOUNCEMENTS
In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 (FAS 154), Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (FAS 154). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and also applies to all voluntary changes in accounting principle. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.
In February 2006, the FASB issued SFAS No. 155 (FAS 155), Accounting for Certain Hybrid Financial Instruments: an amendment of FASB Statements No. 133 and 140. FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement will not have a material effect on the Company’s consolidated financial statements.
In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS No.156”), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. Statement No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. The Company plans to adopt this statement on January 1, 2007 and is in the process of assessing the impact, if any, of the adoption of this statement on the financial results.
In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109, which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption of this interpretation will have on its financial statements.
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
The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Commitments to extend credit totaled $2,527,000 at June 30, 2006 and $3,153,000 at December 31, 2005.
Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $9,303,000 at June 30, 2006 and $9,925,000 at December 31, 2005. At June 30, 2006, the outstanding standby letters of credit had a weighted average term of approximately one year. As of June 30, 2006 and December 31, 2005, no liability for the fair value of the Company’s potential obligations under these guarantees has been recorded since the amount is deemed immaterial.
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
6. ROYAL PALM ACQUISITION
During May 2006, the Company agreed to acquire 100% of Royal Palm Bancorp, Inc. of Naples, Florida in an all-cash transaction valued at approximately $42.6 — $44.4 million subject to the exercising of outstanding stock options. As of June 30, 2006, Royal Palm Bancorp had total assets of $147.7 million, loans of $131.9 million, deposits of $125.1 million, stockholders’ equity of $16.8 million and 1,584,649 shares of common stock outstanding. The acquisition is subject to approval by Royal Palm Bancorp’s shareholders, federal and state regulatory approvals and other customary conditions of closing. Expected closing date of the acquisition is fourth quarter of 2006.
7. SALE OF COST METHOD INVESTMENT
On June 1, 2006, GBC Bancorp, Inc. (“GBC”), a cost method investment of the Company, reached a definitive agreement to sell its outstanding capital stock (including the Company’s 5.0% equity interest) to First Charter Corporation (“First Charter”) of Charlotte, North Carolina in a cash and stock transaction, subject to shareholder and regulatory approvals. The merging companies anticipate the deal will require 70% of GBC shares to be exchanged for First Charter shares, with the remainder of the consideration in cash. Based on the closing stock price of First Charter on June 1, 2006, the Company anticipates receiving approximately $4.0 million in exchange for its shares, which should include approximately 114,809 shares of First Charter stock and $1.2 million in cash. The Company’s cost basis in its GBC stock is approximately $1.2 million as of June 30, 2006. This transaction is expected to close in the fourth quarter of 2006. The amount of the cash and value of First Charter stock received in the transaction in excess of the cost basis will be recorded as a gain in the quarter the transaction closes. It is anticipated the First Charter stock received will represent less than 1% of the outstanding common stock of First Charter and will be recorded as an available-for-sale investment of the Company. First Charter stock is publicly traded on the NASDAQ exchange under the symbol “FCTR”.

8. STOCK SPLIT
In January 2006, the Company’s Board of Directors approved a three-for-one stock split and, in connection with the split, an amendment to the Company’s Certificate of Incorporation to reduce the $1.25 par value per share of common stock of the Company to $0.4167 par value per share. The Board of Directors further directed that the amendment be submitted for consideration by the stockholders at the Company’s annual meeting on May 22, 2006. The amendment was subsequently approved by the stockholders at the annual meeting, and the additional shares of stock were issued on June 20, 2006 to stockholders of record at the close of business on June 5, 2006. Share and per share data in the consolidated financial statements and notes have been retroactively restated for the stock split.
9. SUBSEQUENT EVENTS
In July 2006, the Company issued and sold $30 million of trust-preferred securities (“the Securities”) through two issues; $20 million issued as Mercantile Bancorp Capital Trust II, and $10 million issued as Mercantile Bancorp Capital Trust III. The Trusts were established for the purpose of issuing the Securities. Both Securities were issued and sold in private placements exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act or pursuant to Regulation S, and may not be reoffered or resold in the United States absent registration or exemption from the registration requirements. The underlying junior subordinated debt securities issued by the Company to the Trusts mature in 2036, but may be redeemed at the Company’s option quarterly, beginning in September 2011. Capital Trust II bears interest at a floating rate equal to LIBOR plus 1.65%, reset quarterly until maturity. Capital Trust II simultaneously issued $619,000 of Trust II common shares to the Company. Capital Trust III bears interest at the fixed rate of 7.17% until September 2011, at which time interest will convert to floating at three month LIBOR plus 1.53%. Capital Trust III simultaneously issued $310,000 of Trust III common shares to the Company. The Company intends to use the proceeds from the sale of the Securities to finance a portion of the announced acquisition of Royal Palm Bancorp, Inc.
In addition to the issuance and sale of trust-preferred securities, the Company also has a commitment from US Bank, N.A. on a term loan for up to $25 million. Final commitment is subject to approval by US Bank’s senior loan committee with closing subject to the satisfactory negotiation, execution, and delivery of definitive documentation. The purpose of this loan is for additional financing for the acquisition of Royal Palm Bancorp, Inc. Final maturity will be two years from closing with interest rate options of floating with Prime or LIBOR.
On March 17, 2006, NorthStar Bancshares, Inc. (“NorthStar”), an equity method investment of the Company, reached a definitive agreement to sell its outstanding capital stock (including the Company’s 19.6% equity interest) to Enterprise Financial Services Corp. (“Enterprise”) of Clayton, Missouri in a cash and stock transaction, subject to shareholder and regulatory approvals. The shareholder and regulatory approvals were obtained and the transaction was completed on July 5, 2006. The agreement entitled the Company to receive, for each of its 228,392 shares of NorthStar, $5.895 in cash and .918 share of Enterprises common stock, less .231 share of Enterprise placed in escrow as a reserve against potential losses incurred by Enterprise resulting from certain NorthStar loans as well as breach of contract by NorthStar (“the contingency”). The balance of the Company’s equity method investment and related unamortized core deposit intangible totaled approximately $3.9 million as of the date of the sale. In July 2006, the Company received approximately $1.3 million in cash and 156,964 shares of Enterprise, valued at approximately $4.0 million. In addition, 52,759 shares of Enterprise, valued at approximately $1.4 million, were placed in escrow and allocated to the Company. The Company will not recognize the gain on the shares in escrow until the contingency is resolved. The amount of the cash and value of Enterprise stock received in the transaction, excluding the stock placed in escrow, in excess of the unamortized cost totaled approximately $1.5 million and was recorded as a gain in July 2006. The Enterprise stock received represents approximately 1.8% of the outstanding common stock of Enterprise and was recorded as an available-for-sale investment of the Company. Enterprise stock is publicly traded on the NASDAQ exchange under the symbol “EFSC”.
On July 31, 2006, the Company purchased 135,000 shares of common stock, at a cost of approximately $1.7 million, of Paragon National Bank (“Paragon”), a community bank serving the greater Memphis, Tennessee area. Paragon began operations in January 2005, and had assets of $180.7 million as of March 31, 2006. This purchase represents approximately a 4.0% equity interest in Paragon, and will be recorded as an available-for-sale investment of the Company. Paragon stock is publicly traded on the Over-the-Counter Bulletin Board under the symbol “PGNN”.

10. COMPREHENSIVE INCOME
Comprehensive income components and related taxes were as follows:

	For the Three Months
	Ended June 30,
	2006	2005
Net income	$2,249	$2,402

Other comprehensive loss:
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $(391) for 2006 and $121 for 2005	(687)	198
Less reclassification adjustment for realized gains (losses), net of tax expense (benefit) of $0 for 2006 and $0 for 2005	0	0

Net change in unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $(391) for 2006 and $121 for 2005	(687)	198

Accumulated other comprehensive loss of equity method investee	(29)	18

Unrealized loss on interest rate swaps:
Unrealized holding gains, net of tax expense of $(9) for 2006 and $36 for 2005	(9)	57
Less reclassification adjustment to interest income, net of tax expense (benefit) of $(31) for 2006 and $0 for 2005	(45)	(1)

Net change in unrealized gain on interest rate swaps, net of tax expense of $22 for 2006 and $36 for 2005	36	58

Total other comprehensive loss, net of tax	(680)	274

Comprehensive income	$1,569	$2,676

	For the Six Months
	Ended June 30,
	2006	2005
Net income	$4,173	$4,419

Other comprehensive loss:
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized (depreciation) on available-for-sale securities, net of tax (benefit) of $(523) for 2006 and $(392) for 2005	(894)	(639)
Less reclassification adjustment for realized gains (losses), net of tax expense (benefit) of $0 for 2006 and 2005	0	0

Net change in unrealized (depreciation) on available-for-sale securities, net of tax (benefit) of $(523) for 2006 and $(392) for 2005	(894)	(639)

	For the Six Months
	Ended June 30,
	2006	2005
Accumulated other comprehensive loss of equity method investee	$(37)	$(3)

Unrealized gains (losses) on interest rate swaps:
Unrealized holding gains (losses), net of tax expense (benefit) of $(16) for 2006 and $(6) for 2005	(21)	(10)
Less reclassification adjustment to interest (expense) income, net of tax expense (benefit) of $(54) for 2006 and $6 for 2005	(81)	10

Net change in unrealized gain (loss) on interest rate swaps, net of tax expense (benefit) of $38 for 2006 and $(12) for 2005	60	(20)

Total other comprehensive loss, net of tax	(871)	(662)

Comprehensive income	$3,302	$3,757

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
As of June 30, 2006, the Company was the sole shareholder of the following banking subsidiaries:
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
As of June 30, 2006, the Company was the majority, but not sole, shareholder in the following banking subsidiaries:
• Security State Bank of Hamilton (“Hamilton”), located in Hamilton, Illinois, in which the Company owns 92.8% of the outstanding voting stock; and
• Mid-America Bancorp, Inc. (“Mid-America”), the sole shareholder of Heartland Bank (“Heartland”), located in Leawood, Kansas, in which the Company owns 53.1% of the outstanding voting stock.
In addition, as of June 30, 2006, the Company had less than majority ownership interests in several additional banking organizations located in the Midwest and Southeast. Specifically, the Company owned the following percentages of the outstanding voting stock of these banking entities:
• 36.5% of New Frontier Bancshares, Inc. (“New Frontier”), the sole shareholder of New Frontier Bank, located in St. Charles, Missouri;
• 19.6% of NorthStar Bancshares, Inc. (“NorthStar”), the sole shareholder of NorthStar Bank N.A., located in Liberty, Missouri;
• 5.0% of GBC Bancorp, Inc. (“GBC”), the sole shareholder of Gwinnett Banking Company, located in Lawrenceville, Georgia;
• 5.0% of Integrity Bank (“Integrity”), located in Jupiter, Florida;
• 1.6% of Premier Bancshares, Inc. (“Premier”), the sole shareholder of Premier Bank, located in Jefferson City, Missouri; and
• 2.5% of Premier Community Bank of the Emerald Coast (“Premier Community”), located in Crestview, Florida
In December 2005, the Company announced plans to consolidate its six Illinois bank affiliates from six separately chartered banks to three. The plan calls for combining Hamilton and Augusta with and into Marine Bank. Additionally, Golden will be consolidated with and into Brown County. The mergers of the banks will be accounted for using a treatment similar to the pooling of interest method of accounting. The consolidation of Golden with and into Brown County was completed in July 2006. The planned consolidation of Hamilton and Augusta with and into Marine Bank should be completed before the end of 2006. The Company expects these mergers to improve efficiencies in its operations through reductions in administrative, regulatory and compliance costs, which in turn will allow the Company to devote greater resources to providing quality products and customer service.

On March 17, 2006, NorthStar reached a definitive agreement to sell its outstanding capital stock (including the Company’s 19.6% equity interest) to Enterprise Financial Services Corp. (“Enterprise”) of Clayton, Missouri in a cash and stock transaction, subject to shareholder and regulatory approvals. The shareholder and regulatory approvals were obtained and the transaction was completed on July 5, 2006. The agreement entitled the Company to receive, for each of its 228,392 shares of NorthStar, $5.895 in cash and .918 share of Enterprise common stock, less .231 share of Enterprise placed in escrow as a reserve against potential losses incurred by Enterprise resulting from certain NorthStar loans as well as breach of contract by NorthStar (“the contingency”). The balance of the Company’s equity method investment and related unamortized core deposit intangible totaled approximately $3.9 million as of the date of the sale. In July, 2006, the Company received approximately $1.3 million in cash and 156,964 shares of Enterprise, valued at approximately $4.0 million. In addition, 52,759 shares of Enterprise, valued at approximately $1.4 million, were placed in escrow and allocated to the Company. The Company will not recognize the gain on the shares in escrow until the contingency is resolved. The amount of the cash and value of Enterprise stock received in the transaction, excluding the stock placed in escrow, in excess of the unamortized cost totaled approximately $1.5 million and was recorded as a gain in July, 2006. The Enterprise stock received represents approximately 1.8% of the outstanding common stock of Enterprise and was recorded as an available-for-sale investment of the Company. Enterprise stock is publicly traded on the NASDAQ exchange under the symbol “EFSC”.
In January 2006, the Company’s Board of Directors approved a three-for-one stock split and, in connection with the split, an amendment to the Company’s Certificate of Incorporation to reduce the $1.25 par value per share of common stock of the Company to $0.4167 par value per share. The Board of Directors further directed that the amendment be submitted for consideration by the stockholders at the Company’s annual meeting on May 22, 2006. The amendment was subsequently approved by the stockholders, and the Company executed and submitted to the Delaware Secretary of State a Certificate of Amendment of the Certificate of Incorporation providing for the amendment to be effective simultaneously with the stock split. On the effective date, each of the presently authorized shares, $1.25 par value per share (including all issued and outstanding, unissued and treasury shares), were changed into shares with a par value of $0.4167 per share for each share held at that time. The additional shares of stock were issued on June 20, 2006 to stockholders of record at the close of business on June 5, 2006. Share and per share data in the consolidated financial statements and notes have been retroactively restated for the stock split.
At the annual meeting on May 22, 2006, stockholders voted to reject a stockholder proposal, which was opposed by the Company, calling for the redemption of the rights issued under the Company’s shareholder rights plan and no adoption or extension of any “poison pills” without first seeking stockholder approval. At the time of the vote, the Company had already redeemed the rights and terminated the plan for other reasons.
On May 30, 2006, the Company entered into a definitive agreement to acquire 100% of the outstanding common stock of Royal Palm Bancorp, Inc. of Naples, Florida in an all-cash transaction. Royal Palm Bancorp is the parent of The Royal Palm Bank of Florida, a full-service community bank with three locations in southwest Florida including Naples, Marco Island and South Fort Myers. The transaction is valued at approximately $42.6 – $44.4 million, subject to the exercise of outstanding stock options under Royal Palm’s equity compensation plans. As of June 30, 2006, Royal Palm Bancorp had total assets of $147.7 million, loans of $131.9 million, deposits of $125.1 million, stockholders’ equity of $16.8 million and 1,584,649 shares of common stock outstanding. The acquisition is subject to approval by Royal Palm Bancorp’s shareholders, federal and state regulatory approvals and other customary conditions of closing. It is currently expected to close during the fourth quarter of 2006.
In order to finance a portion of the acquisition of Royal Palm Bancorp, on July 13, 2006 the Company participated in a private placement of $30 million of trust preferred securities (the “Securities”), through newly formed Delaware trust subsidiaries, Mercantile Bancorp Capital Trust II (“Trust II”) and Mercantile Bancorp Capital Trust III (“Trust III”) (together, the “Trusts”), which were established for the purpose of issuing the Securities. The Securities were issued and sold in a private placement exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act and Regulation S, and may not be reoffered or resold in the United States absent registration or an exemption from the registration requirements.

The Company issued $20 million of the Securities through Trust II (the “Trust II Securities”) to TWE, Ltd. They bear a straight floating interest rate and are redeemable at the Company’s option quarterly, on or after September 30, 2011. In addition, the Trust II Securities require quarterly distributions by Trust II to the holders of the Trust II Securities at a rate of three-month LIBOR plus 1.65%, reset quarterly until maturity. Trust II simultaneously issued $619,000 of Trust II common shares of beneficial interest (the “Common Securities”) to the Company. Trust II used the proceeds of the sale of the Trust II Securities and Common Securities to purchase from the Company the aggregate principal amount of $20,619,000 of the Company’s floating rate junior subordinated debentures (the “Trust II Debentures”). The Trust II Debentures were issued pursuant to an Indenture, dated July 13, 2006, between the Company and Wilmington Trust Company, as trustee. Like the Trust II Securities, the Debentures bear interest at a floating rate to equal LIBOR plus 1.65%. The interest payments by the Company will be used to pay the quarterly distributions payable by Trust II to the holders of the Trust II Securities. However, so long as no event of default, as described below, has occurred under the Trust II Debentures, the Company may, from time to time, defer interest payments on the Trust II Debentures (in which case Trust II will be entitled to defer distributions otherwise due on the Trust II Securities) for up to twenty (20) consecutive quarters.
The Company issued $10 million of the Securities through Trust III (the “Trust III Securities”) to SCP Structured Fund I, Ltd. They bear an initially fixed and then floating interest rate and are redeemable at the Company’s option quarterly, on or after September 23, 2011. In addition, the Trust III Securities require quarterly distributions by Trust III to the holders of the Trust III Securities at a rate of 7.17%, until September, 2011 at which time interest will convert to floating at three-month LIBOR plus 1.53%, reset quarterly until maturity. Trust III simultaneously issued $310,000 of Trust III’s Common Securities to the Company. Trust III used the proceeds of the sale of the Trust III Securities and Trust III Common Securities to purchase from the Company the aggregate principal amount of $10,310,000 of the Company’s initially fixed and then floating rate junior subordinated debentures (the “Trust III Debentures”). The Trust III Debentures were issued pursuant to an Indenture dated July 13, 2006, between the Company and Wilmington Trust Company, as trustee. Like the Trust III Securities, the Trust III Debentures bear interest at a fixed rate of 7.17%, until September, 2011, after which the rate will reset on a quarterly basis to equal LIBOR plus 1.53%. The interest payments by the Company will be used to pay the quarterly distributions payable by Trust III to the holders of the Trust III Securities. However, so long as no event of default, as described below, has occurred under the Trust III Debentures, the Company may, from time to time, defer interest payments on the Trust III Debentures (in which case Trust III will be entitled to defer distributions otherwise due on the Trust III Securities) for up to twenty (20) consecutive quarters.
The Trust II Debentures and the Trust III Debentures (together, the “Debentures”) are subordinated to the prior payment of other indebtedness of the Company that, by its terms, is not similarly subordinated. Although the Debentures will be recorded as a long-term liability on the Company’s balance sheet, for regulatory purposes the Debentures are expected to be treated as Tier 1 capital under regulatory capital guidelines issued by the Federal Reserve Board, and specifically requested for this transaction.
The Trust II Debentures and the Trust III Debentures mature September 30, 2036 and September 23, 2036, respectively, but may be redeemed at the Company’s option quarterly, on or after September 30, 2011 and September 23, 2011, respectively, or at any time upon certain events, such as certain changes in the regulatory capital treatment of Debentures, the Trusts being deemed to be investment companies or the occurrence of certain adverse tax events. If an event of default occurs and is continuing, the Debentures may be declared immediately due and payable at the election of (a) the Debenture trustee, (b) the holders of 25% of the aggregate principal amount of outstanding Debentures, or (c) the holders of not less than a majority in liquidation amount of the Securities then outstanding upon the occurrence of an event of default. An event of default generally means: (1) default in the payment of any interest when due that continues unremedied for a period of thirty (30) days, except in the case of an election by the Company to defer payments of interest for up to twenty (20) consecutive quarters (which does not constitute an event of default); (2) a default in the payment of the principal amount of the Debentures at maturity; (3) a default in the payment of any interest following the deferral of interest payments by the Company for twenty (20) consecutive quarters; (4) a default in the Company’s performance, or breach, of any covenant or warranty in the Indenture which is not cured within thirty (30) days in regards to Trust II, and ninety (90) days in regard to Trust III; (5) the institution of any bankruptcy or similar proceedings by or against the Company; (6) the appointment of a receiver to a significant banking subsidiary for it or substantially all of its property in any liquidation, insolvency or similar proceeding with respect to it or substantially all of its property; or (7) the liquidation or winding up of a Trust, other than as contemplated in the Indenture.

As of June 30, 2006, the Company amended and extended an existing $15 million line of credit through US Bank, N.A. As amended, the credit facility bears interest at a floating rate of 1.5% below the national prime interest rate until maturity on June 30, 2007. The Company intends to continue to use this revolving credit line for various corporate purposes, including, but not limited to, pursuit of the Company’s growth and operating strategy, stock repurchases, and/or other general corporate purposes.
On June 1, 2006, GBC reached a definitive agreement to sell its outstanding capital stock (including the Company’s 5.0% equity interest) to First Charter Corporation (“First Charter”) of Charlotte, North Carolina in a cash and stock transaction, subject to shareholder and regulatory approvals. The merging companies anticipate the deal will require 70% of GBC shares to be exchanged for First Charter shares, with the remainder of the consideration in cash. Based on the closing stock price of First Charter on June 1, 2006, the Company anticipates receiving approximately $4.0 million in exchange for its shares, which should include approximately 114,809 shares of First Charter stock and $1.2 million in cash. The Company’s cost basis in its GBC stock is approximately $1.2 million as of June 30, 2006. This transaction is expected to close in the fourth quarter of 2006. The amount of the cash and value of First Charter stock received in the transaction in excess of the cost basis will be recorded as a gain in the quarter the transaction closes. It is anticipated the First Charter stock received will represent less than 1% of the outstanding common stock of First Charter and will be recorded as an available-for-sale investment of the Company. First Charter stock is publicly traded on the NASDAQ exchange under the symbol “FCTR”.
On June 21, 2006, the Company purchased 50,000 shares of common stock, at a cost of $500 thousand, in Premier Community Bank of The Emerald Coast, a newly organized banking institution based in Crestview, Florida. Premier Community is a Florida-chartered bank expected to open for business during the third quarter of 2006. This purchase represents a 2.5% equity interest in Premier Community, and is recorded as a cost method investment of the Company.
On July 31, 2006, the Company purchased 135,000 shares of common stock, at a cost of approximately $1.7 million, of Paragon National Bank (“Paragon”), a community bank serving the greater Memphis, Tennessee area. Paragon began operations in January, 2005 and had assets of $180.7 million as of March 31, 2006. This purchase represents approximately a 4.0% equity interest in Paragon, and will be recorded as an available-for-sale investment of the Company. Paragon stock is publicly traded on the Over-the-Counter Bulletin Board under the symbol “PGNN”.
Results of Operations
Comparison of Operating Results for the Three months Ended June 30, 2006 and 2005
Overview. Net income for the three months ended June 30, 2006 was $2.2 million, a decrease of $153 thousand, or 6.4%, compared with $2.4 million for the same period in 2005. The primary factors contributing to the decrease in net income were increases in provision for loan losses of $88 thousand, noninterest expense of $883 thousand, minority interest of $28 thousand, and provision for income taxes of $99 thousand, largely offset by increases in net interest income of $493 thousand and noninterest income of $452 thousand. Basic earnings per share (EPS) for the three months ended June 30, 2006 were $.38 compared with $.41 for the same period in 2005.
Total assets at June 30, 2006 were $1.2 billion compared with $1.1 billion at December 31, 2005, an increase of $39.1 million or 3.4%, attributable to growth of the loan portfolio partially offset by a decrease in investment securities. Total loans, including loans held for sale, at June 30, 2006 were $911.5 million compared with $861.3 million at December 31, 2005, an increase of $50.2 million or 5.8%. Total deposits at June 30, 2006 were $961.4 million compared with $946.1 million at December 31, 2005, an increase of $15.3 million or 1.6%. Total stockholders’ equity at June 30, 2006 was $94.0 million compared with $91.5 million at December 31, 2005, an increase of $2.5 million or 2.8%. The Company’s annualized return on average assets was .79% for the three months ended June 30, 2006, compared with 0.91% for the same period in 2005. The annualized return on average stockholders’ equity was 9.6% for the three months ended June 30, 2006, compared to 11.2% for the same period in 2005.
Net Interest Income. For the three months ended June 30, 2006, net interest income increased $493 thousand, or 5.6%, to $9.4 million compared with $8.9 million for the same period in 2005. The increase was primarily due to the increased volumes and rates on loans, partially offset by increased volume of time and brokered time deposits as well as increased rates on all categories of interest-bearing liabilities. For the three months ended June 30, 2006 and 2005, the net interest margin decreased by 7 basis points to 3.53% from 3.60% while the net interest spread decreased by 20 basis points to 3.11% from 3.31%, respectively.

Interest and dividend income for the three months ended June 30, 2006 increased $3.3 million, or 22.5%, to $17.9 million compared with $14.6 million for the same period in 2005. This increase was due primarily to an increase in loan interest income of $3.2 million. Average total loans for the three months ended June 30, 2006 increased $87.2 million, or 10.9%, to $883.9 million compared with $796.8 million for the same period in 2005, while the average yield on total loans increased 82 basis points to 7.25% for the same period. Average total investments for the three months ended June 30, 2006 decreased $16.2 million, or 9.4%, to $155.7 million compared with $171.9 million for the same period in 2005, while the average yield on investments increased 57 basis points to 4.45% for the same period. For the three months ended June 30, 2006, compared to the same period in 2005, the yield on total average earning assets increased by 82 basis points to 6.75%.
Interest expense for the three months ended June 30, 2006 increased $2.8 million, or 48.9%, to $8.5 million compared with $5.7 million for the same period in 2005. This increase was due primarily to increases in interest expense on deposits of $2.6 million and interest expense on short-term borrowings of $221 thousand. Average total interest-bearing deposits for the three months ended June 30, 2006 increased $59.8 million, or 7.5%, to $859.5 million compared with $799.7 million for the same period in 2005, while the average cost of funds on total interest-bearing deposits increased 102 basis points to 3.50% for the same period. Average total short-term borrowings for the three months ended June 30, 2006 increased $9.8 million, or 41.9%, to $33.3 million compared with $23.5 million for the same period in 2005, while the average cost of funds on short-term borrowings increased 181 basis points to 4.74% for the same period. For the three months ended June 30, 2006, compared to the same period in 2005, the cost of funds on total average interest-bearing liabilities increased by 102 basis points to 3.64%.
The following table sets forth for the periods indicated an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities and the net interest margin on average total interest-earning assets for the same periods. All average balances are daily average balances and nonaccruing loans have been included in the table as loans carrying a zero yield.

	For the three months ended June 30
	2006			2005
		Income/			Income/
	Average Balance	Expense	Yield/Rate	Average Balance	Expense	Yield/Rate
	(dollars in thousands)
Assets
Interest-bearing demand deposits	$13,822	$87	2.52%	$9,038	$60	2.66%
Federal funds sold	685	9	5.26%	1,268	9	2.84%
Securities:
Taxable
U.S. treasuries and government agencies	7,617	82	4.31%	5,910	49	3.32%
Mortgage-backed securities	43,579	528	4.85%	56,742	595	4.19%
Other securities	55,843	678	4.86%	65,111	582	3.58%

Total taxable	107,039	1,288	4.81%	127,763	1,226	3.84%
Non-taxable — State and political subdivision (3)	48,645	446	3.67%	44,087	430	3.90%
Loans (net of unearned discount) (1)(2)	883,940	16,026	7.25%	796,772	12,807	6.43%
Federal Home Loan Bank stock	5,433	28	2.06%	5,256	62	4.72%

Total interest-earning assets (1)	$1,059,564	$17,884	6.75%	$984,184	$14,594	5.93%

Cash and due from banks	$23,566			$22,742
Premises and equipment	18,552			16,909
Foreclosed assets held for sale, net	412			733
Equity method investments in common stock	7,226			5,859
Cost method investments in common stock	3,640			1,849
Interest receivable	7,775			6,338
Cash surrender value of life insurance	16,176			15,545
Allowance for loan loss	(8,305)			(7,349)
Other	18,020			13,951

Total assets	$1,146,626			$1,060,761

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$107,962	$377	1.40%	$111,741	$257	0.92%
Savings deposits	52,335	169	1.29%	56,698	138	0.97%
Money-market deposits	117,944	922	3.13%	100,888	456	1.81%
Time and brokered time deposits	581,271	6,051	4.16%	530,395	4,108	3.10%
Short-term borrowings	33,271	393	4.74%	23,453	172	2.93%
Long-term borrowings	44,338	610	5.50%	49,550	594	4.80%

Total interest-bearing liabilities	$937,121	$8,522	3.64%	$872,725	$5,725	2.62%

Demand deposits	$97,601			$90,661
Interest payable	4,146			2,617
Other liabilities	5,923			4,396
Minority interest	8,075			4,644
Stockholders’ equity	93,760			85,718

Total liabilities and stockholders’ equity	$1,146,626			$1,060,761

Interest spread			3.11%			3.31%
Net interest income		$9,362			$8,869
Net interest margin			3.53%			3.60%
Interest-earning assets to interest-bearing liabilities	113.07%			112.77%

(1)	Non-accrual loans have been included in average loans, net of unearned discount

(2)	Includes loans held for sale

(3)	The tax exempt income for state and political subdivisions in not recorded on a tax equivalent basis.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) attributable to changes in volume and changes in interest rates. For purposes of this table, changes attributable to both volume and rate have been allocated proportionately to the change due to volume and rate.

	For the three months ended June 30,
	2006 vs. 2005
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
Increase (decrease) in interest income:
Interest-bearing bank deposits	$30	$(3)	$27
Federal funds sold	(5)	5	—
Investment securities:
U.S. Treasuries and Agencies	16	17	33
Mortgage-backed securities	(151)	84	(67)
States and political subdivision (1)	43	(27)	16
Other securities	(91)	187	96
Loans (net of unearned discounts)	1,484	1,735	3,219
Federal Home Loan Bank stock	2	(36)	(34)

Change in interest income (1)	1,328	1,962	3,290

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	(9)	129	120
Savings deposits	(11)	42	31
Money-market deposits	88	378	466
Time and brokered time deposits	424	1,519	1,943
Short-term borrowings	90	131	221
Long-term debt	(66)	82	16

Change in interest expense	516	2,281	2,797

Increase (decrease) in net interest income (1)	$812	$(319)	$493

(1)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.
Provision for Loan Losses. Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the three months ended June 30, 2006, the provision increased by $88 thousand to $768 thousand, compared with $680 thousand for the same period in 2005. The additional expense was primarily due to loan growth in the second quarter of 2006. The allowance for loan losses at June 30, 2006 was $8.5 million, or ..94% of total loans, an increase of $441 thousand from $8.1 million or .94% of total loans at December 31, 2005. As of June 30, 2006, non-performing loans decreased to $4.2 million, or .46% of total loans, compared with $5.0 million, or .58% of total loans as of December 31, 2005.
Noninterest Income. Noninterest income for the three months ended June 30, 2006 increased $452 thousand to $2.4 million compared with $2.0 million for the same period in 2005. The increase in noninterest income was primarily due to increases in brokerage fees, customer service fees, income on equity method investments in common stock and other noninterest income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
	June 30:
	2006	2005
Fiduciary activities	$494	$448
Brokerage fees	302	107
Customer service fees	917	866
Other service charges and fees	164	162
Net gains on loan sales	148	125
Net losses on sales of fixed assets	(12)	—
Loan servicing fees	96	94
Net increase in cash surrender value of life insurance	157	140
Income on equity method investments in common stock	88	41
Other	83	2

Total noninterest income	$2,437	$1,985

Brokerage fees for the three months ended June 30, 2006 increased $195 thousand to $302 thousand compared with $107 thousand for the same period in 2005, primarily due to the Company’s retail brokerage operation opened at Farmers’ branch in St. Joseph, Missouri in the third quarter of 2005. Fees generated by the St. Joseph facility in the second quarter of 2006 were $211 thousand.
Customer service fees for the three months ended June 30, 2006 increased $51 thousand to $917 thousand compared with $866 thousand for the same period in 2005, primarily due to increased overdraft fees and expansion of the number of accounts that generate transaction fees.
Income on equity method investments in common stock for the three months ended June 30, 2006 increased $47 thousand to $88 thousand compared with $41 thousand for the same period in 2005, due to improved profitability at the Company’s equity method investments, New Frontier and NorthStar.
Other noninterest income for the three months ended June 30, 2006 increased $81 thousand to $83 thousand compared with $2 thousand for the same period in 2005, primarily due to losses recognized in 2005 on the sale of repossessed assets as well as an increase in commissions on the sale of customer checks and supplies in the second quarter of 2006 compared to 2005.
Noninterest Expense. For the three months ended June 30, 2006, noninterest expense increased $883 thousand, or 13.3%, to $7.5 million compared with $6.6 million for the same period in 2005, primarily due to increases in salaries and employee benefits, net occupancy expense and other noninterest expense.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended
	June 30
	2006	2005
Salaries and employee benefits	$4,355	$3,795
Net occupancy expense	452	387
Equipment expense	451	428
Deposit insurance premium	29	29
Professional fees	474	419
Postage and supplies	183	197
Amortization of mortgage servicing rights	107	42
Amortization of core deposit intangibles	69	30
Other	1,401	1,311

Total noninterest expense	$7,521	$6,638

Salaries and employee benefits increased $560 thousand, or 14.8%, for the three months ended June 30, 2006 to $4.4 million, from $3.8 million for the same period in 2005. Approximately $220 thousand of this increase was attributable to the retail brokerage operation at Farmers, which opened for business in the third quarter of 2005. Another $73 thousand of this increase was generated by Mid America’s mortgage banking facility, which began operations in January 2006. The remainder of the increase was due primarily to cost-of-living increases in salaries and employee benefits. As a percent of average assets, annualized salaries and employee benefits increased to 1.52% for the three months ended June 30, 2006, compared to 1.43% for the same period in 2005. The Company had 326 full-time equivalent employees at June 30, 2006 compared to 306 at June 30, 2005, an increase of 20 full-time equivalent employees, primarily due to the new brokerage operation at Farmers and the new mortgage banking branch at Mid-America.
Net occupancy expense increased $65 thousand, or 16.8%, for the three months ended June 30, 2006 to $452 thousand, from $387 thousand for the same period in 2005, due primarily to overhead expenses related to Marine Bank’s newly constructed principal banking facility, which opened for business in October 2005.
Other noninterest expense increased $90 thousand, or 6.9%, for the three months ended June 30, 2006 to $1.4 million, from $1.3 million for the same period in 2005, primarily due to increases in marketing expense and correspondent bank fees.
Provision for Income Taxes. The effective tax rate was 32.8% for the three-month period ended June 30, 2006 compared to 29.4% for the same period in 2005.
Results of Operations
Comparison of Operating Results for the Six months Ended June 30, 2006 and 2005
Overview. Net income for the six months ended June 30, 2006 was $4.2 million, a decrease of $246 thousand, or 5.6%, compared with $4.4 million for the same period in 2005. The primary factors contributing to the decrease in net income were an increase in provision for loan losses of $174 thousand, an increase in noninterest expense of $1.8 million and an increase in minority interest of $159 thousand, largely offset by an increase in net interest income of $1.1 million and an increase in noninterest income of $803 thousand. Basic earnings per share (EPS) for the six months ended June 30, 2006 were $.71 compared with $.75 for the same period in 2005.
The Company’s annualized return on average assets was .74% for the six months ended June 30, 2006, compared with .85% for the same period in 2005. The annualized return on average stockholders’ equity was 9.0% for the six months ended June 30, 2006, compared to 10.3% for the same period in 2005.
Net Interest Income. For the six months ended June 30, 2006, net interest income increased $1.1 million, or 6.4%, to $18.3 million compared with $17.2 million for the same period in 2005. The increase was primarily due to the increased volumes and rates on loans, partially offset by increased volume of time and brokered time deposits as well as increased rates on all categories of interest-bearing liabilities. For the six months ended June 30, 2006 and 2005, the net interest margin decreased by 6 basis points to 3.47% from 3.53% while the net interest spread decreased by 18 basis points to 3.06% from 3.24%, respectively. Interest and dividend income for the six months ended June 30, 2006 increased $6.4 million, or 22.9%, to $34.6 million compared with $28.1 million for the same period in 2005. This increase was due primarily to an increase in loan interest income of $6.2 million. Average total loans for the six months ended June 30, 2006 increased $87.8 million, or 11.2%, to $872.2 million compared with $784.4 million for the same period in 2005, while the average yield on total loans increased 79 basis points to 7.05% for the same period. Average total investments for the six months ended June 30, 2006 decreased $13.2 million, or 7.7%, to $158.0 million compared with $171.2 million for the same period in 2005, while the average yield on investments increased 47 basis points to 4.30% for the same period. For the six months ended June 30, 2006, compared to the same period in 2005, the yield on total average earning assets increased by 77 basis points to 6.54%.

Interest expense for the six months ended June 30, 2006 increased $5.3 million, or 48.9%, to $16.2 million compared with $10.9 million for the same period in 2005. This increase was due primarily to increases in interest expense on deposits of $4.8 million and interest expense on short-term borrowings of $390 thousand. Average total interest-bearing deposits for the six months ended June 30, 2006 increased $62.9 million, or 7.9%, to $855.4 million compared with $792.5 million for the same period in 2005, while the average cost of funds on total interest-bearing deposits increased 96 basis points to 3.35% for the same period. Average total short-term borrowings for the six months ended June 30, 2006 increased $8.7 million, or 40.3%, to $30.1 million compared with $21.5 million for the same period in 2005, while the average cost of funds on short-term borrowings increased 185 basis points to 4.43% for the same period. For the six months ended June 30, 2006, compared to the same period in 2005, the cost of funds on total average interest-bearing liabilities increased by 95 basis points to 3.48%.
The following table sets forth for the periods indicated an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities and the net interest margin on average total interest-earning assets for the same periods. All average balances are daily average balances and nonaccruing loans have been included in the table as loans carrying a zero yield.

	For the six months ended June 30
		2006			2005
	Average	Income/			Income/
	Balance	Expense	Yield/Rate	Average Balance	Expense	Yield/Rate
	(dollars in thousands)
Assets
Interest-bearing demand deposits	$18,293	$270	2.95%	$10,158	$154	3.03%
Federal funds sold	2,321	52	4.48%	4,423	53	2.40%
Securities:
Taxable
U.S. government agencies	8,846	171	3.87%	6,176	92	2.98%
Mortgage-backed securities	45,658	1,063	4.66%	58,409	1,208	4.14%
Other securities	54,821	1,274	4.64%	65,290	1,134	3.47%

Total taxable	109,325	2,508	4.59%	129,875	2,434	3.75%
Non-taxable — State and political subdivision (3)	48,703	889	3.65%	41,358	803	3.88%
Loans (net of unearned discount) (1)(2)	872,169	30,760	7.05%	784,366	24,554	6.26%
Federal Home Loan Bank stock	5,434	79	2.91%	5,190	123	4.74%

Total interest-earning assets (1)	$1,056,245	$34,558	6.54%	$975,370	$28,121	5.77%

Cash and due from banks	$23,799			$23,042
Premises and equipment	18,514			16,629
Foreclosed assets held for sale, net	407			618
Equity method investments in common stock	7,190			5,859
Cost method investments in common stock	3,504			1,849
Interest receivable	7,763			6,252
Cash surrender value of life insurance	16,095			15,469
Allowance for loan loss	(8,219)			(7,299)
Other	17,730			13,601

Total assets	$1,143,028			$1,051,390

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$109,449	$742	1.36%	$112,121	$480	0.86%
Savings deposits	51,374	298	1.16%	55,823	266	0.95%
Money-market deposits	110,173	1,610	2.92%	96,316	766	1.59%
Time and brokered time deposits	584,379	11,659	3.99%	528,223	7,950	3.01%
Short-term borrowings	30,127	667	4.43%	21,474	277	2.58%
Long-term borrowings	47,429	1,268	5.35%	49,930	1,169	4.69%

Total interest-bearing liabilities	$932,931	$16,244	3.48%	$863,887	$10,908	2.53%

Demand deposits	$99,513			$90,558
Interest payable	3,875			2,513
Other liabilities	5,484			4,314
Minority interest	7,857			3,605
Stockholders’ equity	93,368			86,513

Total liabilities and stockholders’ equity	$1,143,028			$1,051,390

Interest spread			3.06%			3.24%
Net interest income		$18,314			$17,213
Net interest margin			3.47%			3.53%
Interest-earning assets to interest-bearing liabilities	113.22%			112.90%

(1)	Non-accrual loans have been included in average loans, net of unearned discount

(2)	Includes loans held for sale

(3)	The tax exempt income for state and political subdivisions in not recorded on a tax equivalent basis.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) attributable to changes in volume and changes in interest rates. For purposes of this table, changes attributable to both volume and rate have been allocated proportionately to the change due to volume and rate.

	For the six months ended June 30,
	2006 vs. 2005
	Increase (Decrease) Due to
	Change in
	Volume	Rate	Total

Increase (decrease) in interest income:
Interest-bearing bank deposits	$120	$(4)	$116
Federal funds sold	(33)	32	(1)
Investment securities:
U.S. Treasuries and Agencies	47	32	79
Mortgage-backed securities	(285)	140	(145)
States and political subdivision (1)	136	(50)	86
Other securities	(202)	342	140
Loans (net of unearned discounts)	2,912	3,294	6,206
Federal Home Loan Bank stock	6	(50)	(44)

Change in interest income (1)	2,701	3,736	6,437

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	(12)	274	262
Savings deposits	(22)	54	32
Money-market deposits	124	720	844
Time and brokered time deposits	913	2,796	3,709
Short-term borrowings	140	250	390
Long-term debt	(61)	160	99

Change in interest expense	1,082	4,254	5,336

Increase (decrease) in net interest income (1)	$1,619	$(518)	$1,101

(1)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.
Provision for Loan Losses. Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the six months ended June 30, 2006, the provision increased by $174 thousand to $1.4 million, compared with $1.2 million for the same period in 2005. The additional expense was primarily due to loan growth in the first half of 2006, as well as an increase of $108 thousand in net charge-offs, to $962 thousand for the six months ended June 30, 2006, compared with $854 thousand for the same period in 2005. The allowance for loan losses at June 30, 2006 was $8.5 million, or .94% of total loans, which increased from $8.1 million or .94% of total loans at December 31, 2005. As of June 30, 2006, non-performing loans decreased to $4.2 million, or .46% of total loans, compared with $5.0 million, or .58% of total loans as of December 31, 2005.
Noninterest Income. Noninterest income for the six months ended June 30, 2006 increased $803 thousand to $4.8 million compared with $4.0 million for the same period in 2005. The increase in noninterest income was primarily due to increases in brokerage fees, customer service fees and income on equity method investments in common stock.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Six Months Ended
	June 30:
	2006	2005

Fiduciary activities	$979	$898
Brokerage fees	621	232
Customer service fees	1,739	1,603
Other service charges and fees	334	313
Net gains on loan sales	292	215
Net losses on sales of fixed assets	(12)	—
Net gains on sales of foreclosed assets	—	27
Loan servicing fees	195	169
Net increase in cash surrender value of life insurance	328	292
Income on equity method investments in common stock	183	54
Other	113	166

Total noninterest income	$4,772	$3,969

Brokerage fees for the six months ended June 30, 2006 increased $389 thousand to $621 thousand compared with $232 thousand for the same period in 2005, primarily due to the Company’s retail brokerage operation opened at Farmers’ branch in St. Joseph, Missouri in the third quarter of 2005. Fees generated by the St. Joseph facility in the first six months of 2006 were $399 thousand.
Customer service fees for the six months ended June 30, 2006 increased $136 thousand to $1.7 million compared with $1.6 million for the same period in 2005, primarily due to increased overdraft fees and expansion of the number of accounts that generate transaction fees.
Income on equity method investments in common stock for the six months ended June 30, 2006 increased $129 thousand to $183 thousand compared with $54 thousand for the same period in 2005, due to improved profitability at the Company’s equity method investments, New Frontier and NorthStar.
Noninterest Expense. For the six months ended June 30, 2006, noninterest expense increased $1.8 million, or 13.5%, to $15.3 million compared with $13.5 million for the same period in 2005, primarily due to increases in salaries and employee benefits, net occupancy expense and other noninterest expense.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Six Months Ended
	June 30
	2006	2005

Salaries and employee benefits	$8,755	$7,897
Net occupancy expense	923	771
Equipment expense	894	823
Deposit insurance premium	62	63
Professional fees	802	717
Postage and supplies	428	439
Amortization of mortgage servicing rights	157	68
Amortization of core deposit intangibles	138	50
Other	3,147	2,662

Total noninterest expense	$15,306	$13,490

Salaries and employee benefits increased $858 thousand, or 10.9%, for the six months ended June 30, 2006 to $8.8 million, from $7.9 million for the same period in 2005. Approximately $418 thousand of this increase was attributable to the retail brokerage operation at Farmers, which opened for business in the third quarter of 2005. Another $139 thousand of this increase was generated by Mid America’s mortgage banking facility, which began operations in January 2006. Partially offsetting the increase in salaries and benefits in the six months ended June 30, 2006 compared to 2005 was an adjustment of $203 thousand in March 2005 relating to a decrease in the discount rate used to determine the liability for post-retirement benefits. The remainder of the increase was due primarily to cost-of-living increases in salaries and employee benefits. As a percent of average assets, annualized salaries and employee benefits increased to 1.54% for the six months ended June 30, 2006, compared to 1.51% for the same period in 2005. The Company had 326 full-time equivalent employees at June 30, 2006 compared to 306 at June 30, 2005, an increase of 20 full-time equivalent employees, primarily due to the new brokerage operation at Farmers and the new mortgage banking branch at Mid-America.
Net occupancy expense increased $152 thousand, or 19.7%, for the six months ended June 30, 2006 to $923 thousand, from $771 thousand for the same period in 2005, due primarily to overhead expenses related to Marine Bank’s newly constructed principal banking facility, which opened for business in October 2005.
Other noninterest expense increased $485 thousand, or 18.2%, for the six months ended June 30, 2006 to $3.1 million, from $2.7 million for the same period in 2005, due to a $450 thousand settlement of a lawsuit related to the brokerage operation at Farmers’ branch in St. Joseph, Missouri. The lawsuit was initiated by an independent brokerage firm that formerly employed several registered representatives hired by Farmers in 2005, and alleged that Farmers misappropriated confidential and proprietary trade secrets from the firm. Initially, the Company had concluded that the allegations lacked merit and Farmers would defend the suit vigorously. However, after further reviewing the circumstances, the Company determined that both the monetary cost and the amount of management time required to defend itself outweighed the cost of settling prior to trial, and elected to settle. The Company has not admitted wrongdoing in connection with the settlement.
Provision for Income Taxes. The effective tax rate was 30.3% for the six-month period ended June 30, 2006 compared to 29.1% for the same period in 2005.
Financial Condition
June 30, 2006 Compared to December 31, 2005
Loan Portfolio. Total loans, including loans held for sale, increased $50.2 million, or 5.8%, to $911.5 million as of June 30, 2006 from $861.3 million as of December 31, 2005. The majority of the loan growth during the first six months of 2006 occurred at MTSB and Mid-America, with increases of $31.3 million and $13.9 million, respectively, from December 31, 2005 to June 30, 2006. At June 30, 2006 and December 31, 2005, the ratio of total loans to total deposits was 94.8% and 91.0%, respectively. For the same periods, total loans represented 77.4% and 75.7% of total assets, respectively.
The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	June 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial, financial, and agricultural	$231,709	25.42%	$240,231	27.89%
Real estate — farmland	71,054	7.80%	66,172	7.68%
Real estate — construction	85,785	9.41%	48,612	5.64%
Real estate — commercial	176,031	19.31%	178,395	20.71%
Real estate — residential (1)	229,892	25.22%	213,581	24.80%
Installment loans to individuals	117,002	12.84%	114,292	13.28%

Total loans	911,473	100.00%	861,283	100.00%

Allowance for loan losses	8,523		8,082

Total loans, including loans held for sale, net of allowance for loan losses	$902,950		$853,201

(1)	Includes loans held for sale

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
Total nonperforming loans decreased to $4.2 million as of June 30, 2006 from $5.0 million as of December 31, 2005, while total nonperforming loans and nonperforming other assets decreased to $4.7 million as of June 30, 2006 from $5.5 million as of December 31, 2005. These decreases occurred despite continued growth in the loan portfolio, and were the result of the improved financial condition of several non-accrual borrowers who were subsequently transferred back to accrual status, as well as the charge-off of several non-accrual loans deemed uncollectible by management. The ratio of nonperforming loans to total loans decreased to .46% as of June 30, 2006 from .58% as of December 31, 2005. The ratio of nonperforming loans and nonperforming other assets to total loans decreased to .52% as of June 30, 2006 from .64% as of December 31, 2005.
The following table presents information regarding nonperforming assets at the dates indicated:

	June 30,	December 31,
	2006	2005

Nonaccrual loans
Commercial, financial, and agricultural	$951	$1,727
Real estate — farmland	—	105
Real estate — construction	—	—
Real estate — commercial	920	417
Real estate — mortgage	543	839
Installment loans to individuals	355	544

Total nonaccrual loans	2,769	3,632

Loans 90 days past due and still accruing	1,414	1,342
Restructured loans	4	6

Total nonperforming loans	4,187	4,980

Repossessed assets	528	494

Other assets acquired in satisfaction of debt previously contracted	—	—

Total nonperforming other assets	528	494

Total nonperforming loans and nonperforming other assets	$4,715	$5,474

Nonperforming loans to loans, before allowance for loan losses	0.46%	0.58%
Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	0.52%	0.64%
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
The allowance for loan losses increased $441 thousand to $8.5 million as of June 30, 2006 from $8.1 million as of December 31, 2005. Provision for loan losses was $1.4 million and net charge-offs were $962 thousand for the six months ended June 30, 2006. The allowance for loan losses as a percent of total loans was .94% as of both June 30, 2006 and December 31, 2005. As a percent of nonperforming loans, the allowance for loan losses increased to 203.56% as of June 30, 2006 from 162.29% as of December 31, 2005.

The following table presents for the periods indicated an analysis of the allowance for loan losses and other related data:

	As of and for	As of and for
	the Six months	the Year Ended
	Ended June 30,	December 31,
	2006	2005

Average loans outstanding during year	$872,169	$806,955

Allowance for loan losses:
Balance at beginning of year	$8,082	$7,115

Loans charged-off:
Commercial, financial, and agricultural	325	483
Real estate — farmland	—	80
Real estate — construction	—	50
Real estate — commercial	105	—
Real estate — mortgage	69	172
Installment loans to individuals	591	956

Total charge-offs	1,090	1,741

Recoveries
Commercial, financial, and agricultural	36	138
Real estate — farmland	—	—
Real estate — construction	1	2
Real estate — commercial	—	36
Real estate — residential	3	24
Installment loans to individuals	88	140

Total recoveries	128	340

Net charge-offs	962	1,401
Provision for loan losses	1,403	2,368
Adjustments	—	—

Balance at end of year	$8,523	$8,082

Allowance for loan losses as a percent of total loans outstanding at year end (1)	0.94%	0.94%

Allowance for loan losses as a percent of total nonperforming loans	203.56%	162.29%

Ratio of net charge-offs to average total loans	0.11%	0.17%

(1)	Includes loans held for sale
Securities. The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality.
The Company has classified securities as both available-for-sale and held-to-maturity as of June 30, 2006. Available-for-sale securities are held with the option of their disposal in the foreseeable future to meet investment objectives, liquidity needs or other operational needs. Securities available-for-sale are carried at fair value. Held-to-maturity securities are those securities for which the Company has the positive intent and ability to hold until maturity, and are carried at historical cost adjusted for amortization of premiums and accretion of discounts.

As of June 30, 2006, the fair value of the available for-sale securities was $140.9 million and the amortized cost was $143.5 million for a net unrealized loss of $2.4 million. The after-tax effect of this unrealized loss was $1.5 million and has been included in stockholders’ equity. As of December 31, 2005, the fair value of the available-for-sale securities was $150.2 million and the amortized cost was $151.2 million for a net unrealized loss of $1.0 million, and an after-tax unrealized loss of $657 thousand. Fluctuations in net unrealized gains and losses on available-for-sale securities are due primarily to increases or decreases in prevailing interest rates for the types of securities held in the portfolio.
As of June 30, 2006, the amortized cost of held-to-maturity securities was $13.0 million, a decrease of $1.9 million from the December 31, 2005 amortized cost of $14.9 million.
Deposits. Total deposits increased $15.3 million, or 1.6%, to $961.4 million as of June 30, 2006 from $946.1 million as of December 31, 2005. Noninterest-bearing deposits decreased $8.2 million, or 7.9%, to $96.1 million as of June 30, 2006 from $104.3 million as of December 31, 2005, while interest-bearing deposits increased $23.5 million, or 2.8%, to $865.3 million as of June 30, 2006 from $841.8 million as of December 31, 2005. Of the increase in total deposits, approximately $5.5 million was attributable to deposit growth at MTSB, and approximately $15.9 million was attributable to Mid-America, with the Company’s other affiliates experiencing a combined decrease during the first six months of 2006.
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
As of June 30, 2006, short-term borrowings were $52.5 million, an increase of $19.9 million from $32.6 million as of December 31, 2005, as the Company utilized borrowings to fund a portion of its loan growth. Long-term borrowings were $50.4 million as of June 30, 2006, a decrease of $1.3 million from $51.7 million as of December 31, 2005.
As of June 30, 2006, long-term FHLB borrowings totaled $35.5 million, with maturities ranging from the years 2006 to 2011 and interest rates ranging from 4.09% to 5.42%. As of June 30, 2006, the correspondent bank revolving credit line totaled $4.6 million, and is due June 30, 2007, with interest payable quarterly at 1.5% below prime. The interest rate at June 30, 2006 was 6.75%. As of June 30, 2006, subordinated debentures totaled $10.3 million. In August 2005, the Company issued $10.3 million of junior subordinated debentures to Mercantile Bancorp Capital Trust I (the “Trust”). The Company owns all of the voting securities of the Trust. The Trust issued $10 million of its cumulative preferred securities through a private placement offering on August 25, 2005 and invested the proceeds of its issuance in the Company’s junior subordinated debentures. The debentures have a fixed interest rate for approximately 10 years of 6.10%, which was the rate on June 30, 2006. Commencing November 25, 2015, the rate is equal to 3 month LIBOR plus 144 basis points. The debentures mature on August 25, 2035 and are callable, at the option of the Company, at par on or after November 23, 2010.
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
The Company’s most liquid assets are cash and due from banks, interest-bearing demand deposits, and federal funds sold. The balances of these assets are dependent on the Company’s operating, investing, lending, and financing activities during any given period. As of June 30, 2006, cash and cash equivalents totaled $41.3 million, a decrease of $2.9 million from $44.2 million as of December 31, 2005. This decrease was the result of normal fluctuations in the Company’s cash flow requirements for funding loan growth and deposit withdrawals.

The Company’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayment, sales of loans, and capital funds. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank.
Capital Resources. Other than the issuance of common stock, the Company’s primary source of capital is net income retained by the Company. During the six months ended June 30, 2006, the Company earned $4.2 million and paid dividends of $936 thousand to stockholders, resulting in a retention of current earnings of $3.2 million. During the year ended December 31, 2005, the Company earned $9.5 million and paid dividends of $1.8 million to stockholders, resulting in a retention of current earnings of $7.7 million. As of June 30, 2006, total stockholders’ equity was $94.0 million, an increase of $2.5 million from $91.5 million as of December 31, 2005. This increase was due to the retention of earnings for the first six months of 2006, offset by a reduction in accumulated other comprehensive income. The reduction in accumulated other comprehensive income was primarily due to the after-tax effect of the decline in market value of the Company’s available-for-sale securities.
The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of June 30, 2006, the Company exceeds these regulatory capital guidelines. Likewise, the individual ratios for each of the Company’s bank subsidiaries also exceed the regulatory guidelines.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes since December 31, 2005. For more information regarding quantitative and qualitative disclosures about market risk, please refer to the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2005, and in particular, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Rate Sensitive Assets and Liabilities” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”
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
There were the following issuer purchases of equity securities (i.e., the Company’s common stock) during the three months ended June 30, 2006:

			Total Number of Shares	Maximum Approximate
Second Quarter	Total Number of		Purchased as Part of	Dollar Value of Shares that
2006 Calendar	Shares Purchased	Average Price	Publicly Announced	May Yet Be Purchased Under
Month	(1)	Paid per Share (1)	Plans or Programs (2)	the Plans or Programs (3)

April	0	n/a	0	$9,547,007
May	0	n/a	0	$9,547,007
June	275	$22.35	0	$9,547,007
Total	275	$22.35	0

(1)	The total number of shares purchased and the average price paid per share include, in addition to other purchases, shares purchased in the open market and through privately negotiated transactions by the Company’s 401(k) Profit Sharing Plan. For the months indicated the number of shares purchased by the Plan are as follows: none in April, none in May and 275 in June.

(2)	Includes only shares subject to publicly announced stock repurchase program, i.e. the $10 million stock repurchase program approved by the Board on August 15, 2005 and announced on August 17, 2005 (the “2005 Repurchase Program”). Does not include shares purchased by the Company’s 401(k) Profit Sharing Plan.

(3)	Dollar amount of repurchase authority remaining at month-end under the 2005 Repurchase Program, the Company’s only publicly announced repurchase program in effect at such dates. The 2005 Repurchase Program is limited to 589,104 shares (10% of the number of outstanding shares on the date the Board approved the program, adjusted for the three-for-one stock split in June of 2006) but not to exceed $10 million in repurchases.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
On May 22, 2006, the Company held its Annual Meeting of Stockholders for the purposes of (1) electing the directors of the Company, (2) approval of the Amendment of the Company’s Certificate of Incorporation to reduce the par value of the Company’s common stock in connection with a three-for-one stock split, (3) considering and acting upon a stockholder proposal calling for the redemption of the rights issued under the Company’s shareholder rights plan and no adoption or extension of any “poison pills” without first seeking stockholder approval and (4) considering and acting upon ratification of the selection of the accounting firm of BKD, LLP as the independent auditors of the Company for the year ending December 31, 2006.

The stockholders elected the following individuals to serve as directors of the Company until the 2007 Annual Meeting of the Stockholders and until their respective successors are duly elected and qualified or until their respective earlier resignation or removal.

	For	Withheld

Michael J. Foster	1,681,090	47,395
William G. Keller, Jr.	1,681,090	47,395
Dennis M. Prock	1,725,280	3,205
Frank H. Musholt	1,680,990	47,495
Walter D. Stevenson, III	1,681,090	47,395
Dan S. Dugan	1,680,855	47,630
Ted T. Awerkamp	1,680,855	47,630
The stockholders approved the Amendment of the Company’s Certificate of Incorporation by the following vote: 1,690,495, for; 30,645, against; and 7,345, abstentions. There were no broker non-votes.
The stockholders did not approve the stockholder proposal by the following vote: 750,397, for; 573,968, against; 41,207, abstentions; and 362,913, broker non-votes.
The stockholders ratified the selection of BKD, LLP as the Company’s auditors for the year ending December 31, 2006 by the following vote: 1,717,405, for; 735, against; and 10,345, abstentions. There were no broker non-votes.
Item 5. Other Information
None
Item 6. Exhibits

Exhibit
Number	Identification of Exhibit
10.1	Amendment to Loan Agreement and Note

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2006	By:	/s/ Dan S. Dugan

Dan S. Dugan
Chairman, President and Chief Executive Officer (principal executive officer)

Date: August 11, 2006	By:	/s/ Michael P. McGrath

Michael P. McGrath
Vice President, Treasurer and Chief Financial Officer (principal financial officer/ principal accounting officer)