Form 10-Q
period 2006-09-30
Mercantile Bancorp, Inc.
filed 2006-11-14
CIK 1289701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
As of November 3, 2006 the number of outstanding shares of Common Stock, par value $.42 per share was 5,843,745.

MERCANTILE BANCORP, INC.
FORM 10-Q
September 30, 2006

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Consolidated Balance Sheets	3

Consolidated Statements of Income	4

Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6-11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-29

Item 3. Quantitative and Qualitative Disclosures about Market Risk	30

Item 4. Controls and Procedures	30

PART II OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults Upon Senior Securities	31

Item 4. Submission of Matters to a Vote of Security Holders	31

Item 5. Other Information	31

Item 6. Exhibits	32

Signatures	32

Exhibits
Third Amended and Restated Term Loan Agreement
Construction Agreement
General Conditions of the Contract for Construction
Section 302 Certifications
Section 906 Certifications
Third Amended and Restated Term Loan Agreement
Construction Agreement
General Conditions of the Contract
Certification of Chief Executive Officer
Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

PART I
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
MERCANTILE BANCORP, INC.
Consolidated Balance Sheets
(In thousands, except par value and share data)

	September 30,
	2006	December 31,
	(Unaudited)	2005
Assets
Cash and due from banks	$26,674	$27,761
Interest-bearing demand deposits	15,383	14,548
Federal funds sold	1,131	1,845

Cash and cash equivalents	43,188	44,154

Available-for-sale securities	185,760	150,196
Held-to-maturity securities	12,223	14,870
Loans held for sale	2,881	3,635
Loans, net of allowance for loan losses of $9,093 and $8,082	898,922	849,566
Interest receivable	9,795	7,896
Foreclosed assets held for sale, net	438	341
Federal Home Loan Bank stock	5,941	5,432
Equity method investments in common stock	4,116	7,105
Cost method investments in common stock	4,616	3,350
Deferred income taxes	4,383	4,254
Mortgage servicing rights	987	1,018
Cash surrender value of life insurance	16,416	15,930
Premises and equipment	19,187	18,242
Goodwill	5,208	5,208
Core deposit intangibles	1,474	2,360
Other	6,170	4,267

Total assets	$1,221,705	$1,137,824

Liabilities and Stockholders’ Equity
Deposits
Demand	$97,423	$104,320
Savings, NOW and money market	279,977	264,008
Time	449,262	450,336
Brokered time	169,433	127,465

Total deposits	996,095	946,129

Interest rate swaps at fair value	49	238
Short-term borrowings	21,455	32,587
Long-term borrowings	44,460	41,410
Subordinated debentures	41,239	10,310
Interest payable	5,279	3,134
Other	6,182	4,967

Total liabilities	1,114,759	1,038,775

Commitments and Contingent Liabilities

Minority Interest	9,187	7,561

Stockholders’ Equity
Common stock, $.42 par value; authorized 12,000,000 shares; Issued – 5,924,790 shares at September 30, 2006 and December 31, 2005; Outstanding – 5,845,745 at September 30, 2006 and 5,848,245 at December 31, 2005	2,469	2,469
Additional paid-in capital	13,144	12,924
Retained earnings	83,891	78,200
Accumulated other comprehensive income (loss)	(433)	(848)

	99,071	92,745
Treasury stock, at cost — 79,045 and 76,545 shares	(1,312)	(1,257)

Total stockholders’ equity	97,759	91,488

Total liabilities and stockholders’ equity	$1,221,705	$1,137,824

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest and Dividend Income
Loans
Taxable	$17,028	$13,300	$47,375	$37,523
Tax exempt	231	189	644	520
Securities
Taxable	1,573	1,235	4,081	3,669
Tax exempt	444	495	1,333	1,298
Federal funds sold	164	48	216	101
Dividends on Federal Home Loan Bank Stock	43	58	122	181
Deposits with financial institutions and other	247	65	517	219

Total interest and dividend income	19,730	15,390	54,288	43,511

Interest Expense
Deposits	8,647	5,618	22,956	15,080
Short-term borrowings	472	203	1,139	480
Long-term debt	1,236	658	2,504	1,827

Total interest expense	10,355	6,479	26,599	17,387

Net Interest Income	9,375	8,911	27,689	26,124

Provision for Loan Losses	857	451	2,260	1,680

Net Interest Income After Provision For Loan Losses	8,518	8,460	25,429	24,444

Noninterest Income
Fiduciary activities	493	451	1,472	1,349
Brokerage fees	249	77	870	309
Customer service fees	930	907	2,669	2,510
Other service charges and fees	126	158	460	471
Net gains (losses) on sales of fixed assets	(4)	—	(16)	—
Net gains on loan sales	163	168	455	383
Net gain on sale of equity method investment	1,469	—	1,469	—
Loan servicing fees	96	110	291	279
Gain (loss) on foreclosed assets, net	1	(85)	(1)	(58)
Net increase in cash surrender value of life insurance	158	150	486	442
Income (loss) on equity method investments in common stock	47	77	230	131
Other	26	60	139	226

Total noninterest income	3,754	2,073	8,524	6,042

Noninterest Expense
Salaries and employee benefits	4,531	3,976	13,286	11,873
Net occupancy expense	506	442	1,429	1,213
Equipment expense	424	408	1,318	1,231
Deposit insurance premium	35	33	97	96
Professional fees	562	376	1,364	1,093
Postage and supplies	254	212	682	651
Amortization of mortgage servicing rights	33	63	190	131
Amortization core deposit intangible	46	54	184	104
Other	1,339	1,411	4,486	4,073

Total noninterest expense	7,730	6,975	23,036	20,465

Minority Interest	199	302	585	529

Income Before Income Taxes	4,343	3,256	10,332	9,492
Provision For Income Taxes	1,420	634	3,238	2,451

Net Income	$2,923	$2,622	$7,094	$7,041

Basic Earnings Per Share	$0.50	$0.45	$1.21	$1.20

Weighted Average Shares Outstanding	5,847,827	5,884,371	5,848,104	5,888,793

Dividends per share	$0.08	$0.02	$0.24	$0.06

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Nine Months Ended September 30	2006	2005
Operating Activities
Net income	$7,094	$7,041
Items not requiring (providing) cash
Depreciation	1,110	926
Provision for loan losses	2,260	1,680
Amortization of premiums and discounts on securities	780	751
Amortization of core deposit intangibles	184	104
Deferred income taxes	(415)	(673)
Net gains on loan sales	(455)	(383)
Loss on sale of premises and equipment	16	—
Net losses on sales of foreclosed assets	1	58
Amortization of mortgage servicing rights	190	131
Gain on sale of equity method investment	(1,469)	—
Income on equity method investments in common stock	(230)	(131)
Federal Home Loan Bank stock dividends	(47)	(181)
Net increase in cash surrender value of life insurance	(486)	(442)
Minority interest in earnings of subsidiaries	585	529
Changes in
Loans originated for sale	(29,009)	(20,434)
Proceeds from sales of loans	30,059	21,060
Interest receivable	(1,899)	(1,545)
Other assets	(1,903)	(1,181)
Interest payable	2,145	860
Other liabilities	1,215	1,501

Net cash provided by operating activities	9,726	9,671

Investing Activities
Purchases of available-for-sale securities	(96,396)	(47,385)
Proceeds from maturities of available-for-sale securities	64,678	45,491
Proceeds from maturities of held-to-maturity securities	2,560	3,506
Proceeds from sales of equity method investment	1,347	—
Net change in loans	(51,994)	(53,388)
Purchases of premises and equipment	(2,113)	(2,883)
Proceeds from sales of premises and equipment	42	—
Proceeds from the sales of foreclosed assets	280	466
Purchase of Federal Home Loan Bank stock	(839)	(125)
Proceeds from sales of Federal Home Loan Bank stock	377	—
Purchase of equity method investment in common stock	—	(3,061)
Purchase of cost method investments	(1,266)	(310)

Net cash used in investing activities	(83,324)	(57,689)

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	9,072	12,319
Net increase in time and brokered time deposits	40,894	45,540
Net decrease in short-term borrowings	(11,132)	(4,324)
Proceeds from long-term debt and subordinated debentures	43,129	12,212
Payments on long-term debt and subordinated debentures	(9,150)	(4,250)
Proceeds from issuance of stock to minority interest of Mid-America	1,277	2,715
Repurchase of common stock	(55)	(453)
Dividends paid	(1,403)	(354)
Dividends paid to minority interest	—	(54)

Net cash provided by financing activities	72,632	63,351

Increase (Decrease) In Cash and Cash Equivalents	(966)	15,333
Cash and Cash Equivalents, Beginning of Period	44,154	39,719

Cash and Cash Equivalents, End of Period	$43,188	$55,052

Supplemental Cash Flows Information
Interest paid	$24,454	$16,527
Income taxes paid, net of refunds	$3,510	$2,976
Real estate acquired in settlement of loans	$378	$421
Available-for sale securities received from sale of equity method investments	$4,032	$—
Increase in additional paid-in capital due to issuance of stock to minority interest of Mid-America	$220	$281
Increase in core deposit intangibles due to purchase of stock of Mid-America at a price over book	$—	$195
Decrease in core deposit intangibles from sale of equity method investment	$702	$—
See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands)
1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements include the accounts of Mercantile Bancorp, Inc. (the “Company”) and its wholly and majority owned subsidiaries, Mercantile Trust & Savings Bank, Perry State Bank, Farmers State Bank of Northern Missouri, Marine Bank and Trust (formerly Marine Trust Company of Carthage), Security State Bank of Hamilton, Brown County State Bank, State Bank of Augusta and Mid-America Bancorp, Inc. (“Mid-America”), the sole shareholder of Heartland Bank, (“Banks”). All material intercompany accounts and transactions have been eliminated in the consolidated report of the Company.
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s consolidated financial position at September 30, 2006 and the Company’s consolidated results of operations for the three month and nine month periods ended September 30, 2006 and 2005 and cash flows for the nine month periods ended September 30, 2006 and 2005. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 2005 year-end consolidated balance sheet data was derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.
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
3. ACCOUNTING CHANGES
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156 (“SFAS No. 156”), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. Statement No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. The Company plans to adopt this statement on January 1, 2007 and is in the process of assessing the impact, if any, of the adoption of this statement on the financial results.
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on the Company’s financial reporting and disclosures.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognition (as a component of other comprehensive income) of changes in the funded status in the year in which the changes occur. Additionally, SFAS No. 158 requires measurement of a plan’s assets and obligations as of the balance sheet date and additional disclosures in the notes to the financial statements. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006, while the requirement to measure a plan’s assets and obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 158 will have on financial reporting and disclosures.
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
The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Commitments to extend credit totaled $4,042,000 at September 30, 2006 and $3,153,000 at December 31, 2005.
Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $9,615,000 at September 30, 2006 and $9,925,000 at December 31, 2005. At September 30, 2006, the outstanding standby letters of credit had a weighted average term of approximately one year. As of September 30, 2006 and December 31, 2005, no liability for the fair value of the Company’s potential obligations under these guarantees has been recorded since the amount is deemed immaterial.
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
6. ROYAL PALM ACQUISITION
During May 2006, the Company agreed to acquire 100% of Royal Palm Bancorp, Inc. of Naples, Florida in an all-cash transaction valued at approximately $42.6 — $44.4 million subject to the exercising of outstanding stock options. As of September 30, 2006, Royal Palm Bancorp had total assets of $155.3 million, loans of $129.3 million, deposits of $132.8 million, stockholders’ equity of $17.3 million and 1,584,645 shares of common stock outstanding. The acquisition was approved by Royal Palm Bancorp’s shareholders and the federal and state regulators, and was closed on November 10, 2006.
7. COST METHOD INVESTMENTS
On June 1, 2006, GBC Bancorp, Inc. (“GBC”), a cost method investment of the Company, reached a definitive agreement to sell its outstanding capital stock (including the Company’s 5.0% equity interest) to First Charter Corporation (“First Charter”) of Charlotte, North Carolina in a cash and stock transaction, subject to shareholder and regulatory approvals. The transaction was completed on November 1, 2006, and the Company converted 100% of its investment in GBC into 164,013 shares of First Charter common stock. Based on the closing stock price of First Charter on November 1, 2006, the Company received stock valued at approximately $4.0 million. The Company’s cost basis in its GBC stock was approximately $1.1 million as of November 1, 2006, resulting in a gain of approximately $2.9 million. The First Charter stock received represents less than 1% of the outstanding common stock of First Charter and will be recorded as an available-for-sale investment of the Company. First Charter stock is publicly traded on the NASDAQ exchange under the symbol “FCTR”.
On June 21, 2006, the Company purchased 50,000 shares of common stock, at a cost of $500 thousand, in Premier Community Bank of The Emerald Coast, a newly organized banking institution based in Crestview, Florida. Premier Community is a Florida-chartered bank expected to open for business during the fourth quarter of 2006. This purchase represents a 5.0% equity interest in Premier Community, and is recorded as a cost method investment of the Company.

8. EQUITY METHOD INVESTMENTS
On March 17, 2006, NorthStar Bancshares, Inc. (“NorthStar”), an equity method investment of the Company, reached a definitive agreement to sell its outstanding capital stock (including the Company’s 19.6% equity interest) to Enterprise Financial Services Corp. (“Enterprise”) of Clayton, Missouri in a cash and stock transaction, subject to shareholder and regulatory approvals. The shareholder and regulatory approvals were obtained and the transaction was completed on July 5, 2006. The agreement entitled the Company to receive, for each of its 228,392 shares of NorthStar, $5.895 in cash and .918 share of Enterprises common stock, less .231 share of Enterprise placed in escrow as a reserve against potential losses incurred by Enterprise resulting from certain NorthStar loans as well as breach of contract by NorthStar (“the contingency”). The balance of the Company’s equity method investment and related unamortized core deposit intangible totaled approximately $3.9 million as of the date of the sale. In July 2006, the Company received approximately $1.3 million in cash and 156,964 shares of Enterprise, valued at approximately $4.0 million. In addition, 52,759 shares of Enterprise, valued at approximately $1.4 million, were placed in escrow and allocated to the Company. The Company will not recognize the gain on the shares in escrow until the contingency is resolved. The amount of the cash and value of Enterprise stock received in the transaction, excluding the stock placed in escrow, in excess of the unamortized cost totaled approximately $1.5 million and was recorded as a gain in July 2006. The Enterprise stock received represents approximately 1.8% of the outstanding common stock of Enterprise and was recorded as an available-for-sale investment of the Company. Enterprise stock is publicly traded on the NASDAQ exchange under the symbol “EFSC”. Securities and Exchange Commission rules place certain restrictions on the Company’s ability to sell its holdings in Enterprise. During the first year the stock is held, it may only be sold in a private placement to another sophisticated investor. If held more than one year, but less than two, the stock may be sold if certain conditions are met, including Enterprise being current in its SEC filings, sales by the Company in any three-month period not exceeding the greater of 1% of the outstanding shares of Enterprise or the four-week average of trading volume in Enterprise stock, the sale of shares being made either in an unsolicited brokerage transaction or directly to a market-maker, and the Company filing SEC Form 144 in connection with the sale.
9. STOCK SPLIT
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
10. TRUST PREFERRED SECURITIES
In July 2006, the Company issued and sold $30 million of trust-preferred securities (“the Securities”) through two issues; $20 million issued as Mercantile Bancorp Capital Trust II, and $10 million issued as Mercantile Bancorp Capital Trust III. The Trusts were established for the purpose of issuing the Securities. Both Securities were issued and sold in private placements exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act or pursuant to Regulation S, and may not be reoffered or resold in the United States absent registration or exemption from the registration requirements. The underlying junior subordinated debt securities issued by the Company to the Trusts mature in 2036, but may be redeemed at the Company’s option quarterly, beginning in September 2011. Capital Trust II bears interest at a floating rate equal to LIBOR plus 1.65%, reset quarterly until maturity. Capital Trust II simultaneously issued $619,000 of Trust II common shares to the Company. Capital Trust III bears interest at the fixed rate of 7.17% until September 2011, at which time interest will convert to floating at three month LIBOR plus 1.53%. Capital Trust III simultaneously issued $310,000 of Trust III common shares to the Company. The Company used the proceeds from the sale of the Securities to finance a portion of the acquisition of Royal Palm Bancorp, Inc., which was completed on November 10, 2006.
In addition to the issuance and sale of trust-preferred securities, the Company executed a loan agreement with US Bank, N.A. in the amount of $15 million on November 10, 2006. The purpose of this loan is for additional financing for the acquisition of Royal Palm Bancorp, Inc. Principal is payable in three installments of $375 thousand each, due on December 31, 2008, March 30, 2009 and June 30, 2009, with the remaining balance due on November 10, 2009. Interest is payable monthly at a floating rate equal to 1-month LIBOR plus 1.30%, reset monthly until maturity.

11. COMMITMENT
On August 24, 2006, MTSB entered into a Construction Agreement to build a $12.4 million banking facility in Quincy, Illinois. Construction began in October 2006 and is expected to be completed within one year. The three-level building will have approximately 48,000 square feet, and the design permits adding another floor in the future. The Company felt that MTSB’s current facilities no longer provided the convenience and access necessary to effectively service bank customers, nor the additional space required for the Company’s expanding holding company operations. Plans call for some of the existing facilities to be converted to space for use by staff serving the holding company and its affiliated banks. The new building will allow for centralization of MTSB’s lending operations, along with trust and wealth management services, creating greater convenience for customers and more efficient utilization of the bank’s personnel. Of the total commitment of $12.4 million, approximately $741 thousand had been expended as of September 30, 2006.
12. COMPREHENSIVE INCOME
Comprehensive income components and related taxes were as follows:

	For the Three Months
	Ended September 30,
	2006	2005
Net income	$2,923	$2,622

Other comprehensive income (loss):
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $736 for 2006 and $(201) for 2005	1,192	(343)
Less reclassification adjustment for realized gains (losses), net of tax expense (benefit) of $0 for 2006 and $0 for 2005	—	—

Net change in unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $736 for 2006 and $(201) for 2005	1,192	(343)

Accumulated other comprehensive income (loss) of equity method investee	42	(15)

Unrealized gain (loss) on interest rate swaps:
Unrealized holding gain (losses), net of tax expense (benefit) of $0 for 2006 and $(36) for 2005	1	(63)
Less reclassification adjustment to interest expense, net of tax expense (benefit) of $(34) for 2006 and $(7) for 2005	(56)	(12)

Net change in unrealized gain (loss) on interest rate swaps, net of tax expense (benefit) of $34 for 2006 and $(29) for 2005	57	(51)

Total other comprehensive income (loss), net of tax	1,291	(409)

Comprehensive income	$4,214	$2,213

	For the Nine Months
	Ended September 30,
	2006	2005
Net income	$7,094	$7,041

Other comprehensive income (loss):
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $213 for 2006 and $(593) for 2005	298	(982)
Less reclassification adjustment for realized gains (losses), net of tax expense (benefit) of $0 for 2006 and $0 for 2005	—	—

Net change in unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $213 for 2006 and $(593) for 2005	298	(982)

Accumulated other comprehensive income (loss) of equity method investee	5	(18)

Unrealized gains (losses) on interest rate swaps:
Unrealized holding gains (losses), net of tax expense (benefit) of $(11) for 2006 and $(42) for 2005	(21)	(73)
Less reclassification adjustment to interest income (expense), net of tax expense (benefit) of $(92) for 2006 and $(1) for 2005	(138)	(2)

Net change in unrealized gain (loss) on interest rate swaps, net of tax expense (benefit) of $72 for 2006 and $(41) for 2005	117	(71)

Total other comprehensive loss, net of tax	420	(1,071)

Comprehensive income	$7,514	$5,970

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Cautionary Notice Regarding Forward-looking Statements
Statements and financial discussion and analysis contained in the Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements include information about possible or assumed future results of the Company’s operations or performance. Use of the words “believe,” “expect”, “anticipate”, “estimate”, “continue”, “intend”, “may”, “will”, “should”, or similar expressions, identifies these forward-looking statements. Many possible factors or events could affect the future financial results and performance of the Company and could cause those financial results or performance to differ materially from those expressed in the forward-looking statement. These possible events or factors include, without limitation:
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

General. Mercantile Bancorp, Inc. is a six-bank holding company headquartered in Quincy, Illinois with 21 banking facilities (18 full service offices, 1 stand-alone drive-up facility and 2 mortgage banking facilities) serving 14 communities located throughout west-central Illinois, northern Missouri, and eastern Kansas. The Company is focused on meeting the financial needs of the region by offering competitive financial products, services and technologies. It is engaged in retail, commercial and agricultural banking, and its core products include loans, deposits, trust and investment management. The Company derives substantially all of its net income from its subsidiary banks.
As of September 30, 2006, the Company was the sole shareholder of the following banking subsidiaries:
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
As of September 30, 2006, the Company was the majority, but not sole, shareholder in the following banking subsidiaries:
• Security State Bank of Hamilton (“Hamilton”), located in Hamilton, Illinois, in which the Company owns 92.8% of the outstanding voting stock; and
• Mid-America Bancorp, Inc. (“Mid-America”), the sole shareholder of Heartland Bank (“Heartland”), located in Leawood, Kansas, in which the Company owns 53.0% of the outstanding voting stock.
In addition, as of September 30, 2006, the Company had less than majority ownership interests in several additional banking organizations located in the Midwest and Southeast. Specifically, the Company owned the following percentages of the outstanding voting stock of these banking entities:
• 36.6% of New Frontier Bancshares, Inc. (“New Frontier”), the sole shareholder of New Frontier Bank, located in St. Charles, Missouri;
• 5.0% of GBC Bancorp, Inc. (“GBC”), the sole shareholder of Gwinnett Banking Company, located in Lawrenceville, Georgia;
• 5.0% of Integrity Bank (“Integrity”), located in Jupiter, Florida;
• 1.5% of Premier Bancshares, Inc. (“Premier”), the sole shareholder of Premier Bank, located in Jefferson City, Missouri;
• 5.0% of Premier Community Bank of the Emerald Coast (“Premier Community”), located in Crestview, Florida
• 4.0% of Paragon National Bank (“Paragon”), located in Memphis, Tennessee;
• .1% of Integrity Bancshares, Inc. (“Integrity Bancshares”), the sole shareholder of Integrity Bank, located in Alpharetta, Georgia; and
• 1.4% of Enterprise Financial Services Corp. (“Enterprise”), the sole shareholder of Enterprise Bank & Trust, based in Clayton, Missouri.
In December 2005, the Company announced plans to consolidate its six Illinois bank affiliates from six separately chartered banks to three. The plan called for combining Hamilton and Augusta with and into Marine Bank, and Golden with and into Brown County. The mergers of the banks were accounted for using a treatment similar to the pooling of interest method of accounting. The consolidation of Golden with and into Brown County was completed in July 2006 and the consolidation of Hamilton and Augusta with and into Marine Bank was completed in November 2006. The Company expects these mergers to improve efficiencies in its operations through reductions in administrative, regulatory and compliance costs, which in turn will allow the Company to devote greater resources to providing quality products and customer service.
During July 2006, Heartland entered into an employment contract with a licensed securities broker to provide, on behalf of the bank, personal financial advisory services, including the sale of non-deposit investment products through a national securities clearing house. Compensation for the broker is based on a percentage of the commissions generated on the sale of the investment securities. In addition, Heartland has also entered into an advanced compensation agreement with the broker, whereby the bank prepaid commissions in a lump sum payment of $400,000 in July 2006. The bank has recorded the payment made under this agreement in “other assets”, which is amortized to other noninterest expense as earned. The broker is responsible for repayment of a proportionate share of the advance if the broker is no longer employed by the bank during the term of the agreement.

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
On September 1, 2006, the Company purchased 22,594 shares of common stock, at a cost of approximately $271 thousand, of Integrity Bancshares, the parent company of Integrity Bank, based in Alpharetta, Georgia, with several branches in the greater Atlanta area. Integrity Bancshares began operations in 1999 and had assets of $958.3 million as of June 30, 2006. This purchase represents approximately a .15% equity interest in Integrity Bancshares, and is recorded as an available-for-sale investment of the Company. Integrity Bancshares stock is publicly traded on the NASDAQ exchange under the symbol “ITYC”.
On September 21, 2006 the Company reported that Ted T. Awerkamp has been named to succeed Dan S. Dugan as President and Chief Executive Officer when Mr. Dugan steps down on March 1, 2007. Mr. Dugan will retire as President and Chief Executive Officer, but will remain with the Company as Chairman of the Board. Mr. Awerkamp currently holds the position of Vice President and Secretary of the Company, as well as President of MTSB. He began his career with MTSB in 1984, served as President of Hamilton from 1988 to 1992, and has been a director of the Company since 1994.
Results of Operations
Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005
Overview. Net income for the three months ended September 30, 2006 was $2.9 million, an increase of $301 thousand or 11.5% compared with $2.6 million for the same period in 2005. The primary factors contributing to the increase in net income were an increase in net interest income of $464 thousand (due primarily to increases in both loan volume and average yield on loans), an increase in noninterest income of $1.7 million and a decrease in minority interest of $103 thousand. The increase in net income was partially offset by an increase in provision for loan losses of $406 thousand, an increase in noninterest expense of $755 thousand, and an increase in provision for income taxes of $786 thousand. Basic earnings per share (EPS) for the three months ended September 30, 2006 was $.50 compared with $.45 for the same period in 2005.
Total assets at September 30, 2006 were $1.22 billion compared with $1.14 billion at December 31, 2005, an increase of $83.9 million or 7.4%, primarily attributable to growth of the loan portfolio. Total loans, including loans held for sale, at September 30, 2006 were $910.9 million compared with $861.3 million at December 31, 2005, an increase of $49.6 million or 5.8%. Total deposits at September 30, 2006 were $996.1 million compared with $946.1 million at December 31, 2005, an increase of $50.0 million or 5.3%. Total stockholders’ equity at September 30, 2006 was $97.8 million compared with $91.5 million at December 31, 2005, an increase of $6.3 million or 6.9%.
The Company’s annualized return on average assets was .95% for the three months ended September 30, 2006, compared with .96% for the same period in 2005. The annualized return on average stockholders’ equity was 12.0% for the three months ended September 30, 2006, compared to 11.5% for the same period in 2005.
Net Interest Income. For the three months ended September 30, 2006, net interest income increased $464 thousand, or 5.2%, to $9.4 million compared with $8.9 million for the same period in 2005. The increase was primarily due to the increased volumes and rates in loans, offset somewhat by increases in volumes and rates on deposits and borrowings. For the three months ended September 30, 2006 compared to the same period in 2005, the net interest margin decreased by 23 basis points to 3.30% from 3.53% while the net interest spread decreased by 34 basis points to 2.86% from 3.20%. A significant factor in the decrease in both net interest margin and net interest spread during the third quarter of 2006 was the issuance of subordinated debentures in July 2006 related to the $30 million of trust preferred securities used as partial financing for the Royal Palm Bancorp acquisition. Although the acquisition of Royal Palm was not completed until November 2006, the Company executed the financing strategy in July in order to lock in rates that were expected to increase. The short-term yields at which these borrowed funds could be invested were lower than the long-term rates of the debentures, which had a negative impact on net interest margin and spread. However, the Company believes its financing strategy will result in lower borrowing costs over the life of the debentures.

Interest and dividend income for the three months ended September 30, 2006 increased $4.3 million, or 28.2%, to $19.7 million compared with $15.4 million for the same period in 2005. This increase was due primarily to an increase in loan interest income of $3.8 million. Average total loans for the three months ended September 30, 2006 increased $95.1 million, or 11.6%, to $911.8 million compared with $816.7 million for the same period in 2005, while the average yield on total loans increased 96 basis points to 7.57% from 6.61% for the same period due to variable rate loans repricing upward and higher rates on new loans during the period. Average total investments for the three months ended September 30, 2006 increased $6.3 million, or 3.7%, to $179.7 million compared with $173.3 million for the same period in 2005, while the average yield on investments increased 50 basis points to 4.49% from 3.99% for the same period. For the three months ended September 30, 2006, compared to the same period in 2005, the yield on total average earning assets increased by 84 basis points to 6.94% from 6.10%.
Interest expense for the three months ended September 30, 2006 increased $3.9 million, or 59.8%, to $10.4 million compared with $6.5 million for the same period in 2005. This increase was due primarily to increases in interest expense on money market deposits of $500 thousand, time and brokered time deposits of $2.4 million and long-term borrowings of $578 thousand. Average total interest-bearing deposits for the three months ended September 30, 2006 increased $71.8 million, or 8.7%, to $893.7 million compared with $821.9 million for the same period in 2005, while the average cost of funds on total interest-bearing deposits increased 114 basis points to 3.87% from 2.73% for the same period. Average total short-term borrowings for the three months ended September 30, 2006 increased $18.5 million, or 103.9%, to $36.3 million compared with $17.8 million for the same period in 2005, while the average cost of funds on short-term borrowings increased 64 basis points to 5.20% for the same period. Average total long-term borrowings for the three months ended September 30, 2006 increased $29.3 million, or 52.7%, to $84.9 million compared with $55.6 million for the same period in 2005, while the average cost of funds on long-term borrowings increased 109 basis points to 5.82% for the same period. For the three months ended September 30, 2006, compared to the same period in 2005, the cost of funds on total average interest-bearing liabilities increased by 119 basis points to 4.08% from 2.89%.
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

	For the three months ended September 30
	2006			2005
	Average	Income/		Average	Income/
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
	(dollars in thousands)
Assets
Interest-bearing demand deposits and other	$27,001	$247	3.66%	$5,260	$65	4.94%
Federal funds sold	12,800	164	5.13%	9,177	48	2.09%
Securities:
Taxable
U.S. treasuries and government agencies	25,419	311	4.89%	6,665	58	3.48%
Mortgage-backed securities	40,539	505	4.98%	53,626	562	4.19%
Other securities	65,136	757	4.65%	61,397	615	4.01%

Total taxable	131,094	1,573	4.80%	121,688	1,235	4.06%
Non-taxable — State and political subdivision (3)	48,556	444	3.66%	51,618	495	3.84%
Loans (net of unearned discount ) (1)(2)	911,811	17,259	7.57%	816,726	13,489	6.61%
Federal Home Loan Bank stock	5,845	43	2.94%	5,358	58	4.33%

Total interest-earning assets (1)	1,137,107	$19,730	6.94%	1,009,827	$15,390	6.10%

Cash and due from banks	24,285			20,712
Interest receivable	9,198			7,047
Foreclosed assets held for sale, net	445			474
Equity method investments in common stock	4,088			6,931
Cost method investments in common stock	3,538			1,849
Cash surrender value of life insurance	16,332			15,686
Premises and equipment	18,759			17,609
Other	19,243			15,844
Allowance for loan losses	(8,834)			(7,610)

Total assets	$1,224,161			$1,088,369

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$102,542	$352	1.37%	$110,299	$287	1.04%
Savings deposits	54,701	246	1.80%	52,119	134	1.03%
Money-market deposits	126,696	1,086	3.43%	107,097	586	2.19%
Time and brokered time deposits	609,804	6,963	4.57%	552,380	4,611	3.34%
Short-term borrowings	36,339	472	5.20%	17,823	203	4.56%
Long-term borrowings	84,909	1,236	5.82%	55,597	658	4.73%

Total interest-bearing liabilities	1,014,991	$10,355	4.08%	895,315	$6,479	2.89%

Demand deposits	92,753			88,512
Interest payable	5,001			2,942
Other liabilities	5,588			4,668
Minority interest	9,041			6,082
Stockholders’ equity	96,787			90,850

Total liabilities and stockholders’ equity	$1,224,161			$1,088,369

Interest spread			2.86%			3.20%
Net interest income		$9,375			$8,911
Net interest margin			3.30%			3.53%
Interest-earning assets to interest-bearing liabilities	112.05%			112.79%

(1)	Non-accrual loans have been included in average loans, net of unearned discount

(2)	Includes loans held for sale

(3)	The tax exempt income for state and political subdivisions in not recorded on a tax equivalent basis.

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

	For the three months ended September 30,
	2006 versus 2005
	(dollars in thousands)
	Increase (Decrease) Due to
	Change in
	Volume	Rate	Total
Increase (decrease) in interest income:
Interest-bearing bank deposits	$203	$(21)	$182
Federal funds sold	25	91	116
Investment securities:
U.S. Treasuries and Agencies	221	32	253
Mortgage-backed securities	(152)	95	(57)
States and political subdivision (1)	(29)	(22)	(51)
Other securities	39	103	142
Loans (net of unearned discounts)	1,672	2,098	3,770
Federal Home Loan Bank stock	5	(20)	(15)

Change in interest income (1)	1,984	2,356	4,340

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	(21)	86	65
Savings deposits	7	105	112
Money-market deposits	122	378	500
Time and brokered time deposits	520	1,832	2,352
Short-term borrowings	237	32	269
Long-term debt	402	176	578

Change in interest expense	1,267	2,609	3,876

Increase in net interest income (1)	$717	$(253)	$464

(1)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.
Provision for Loan Losses. Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the three months ended September 30, 2006, the provision increased by $406 thousand to $857 thousand, compared with $451 thousand for the same period in 2005. The additional expense was primarily due to loan growth as well as an increase of $97 thousand in net charge-offs, to $287 thousand for the three months ended September 30, 2006, compared with $190 thousand for the same period in 2005. The allowance for loan losses at September 30, 2006 was $9.1 million, an increase of $1.0 million compared to$8.1 million at December 31, 2005. As a percentage of total loans, the allowance for loan losses increased to 1.00% at September 30, 2006 compared to .94% as of December 31, 2005. As of September 30, 2006, non-performing loans decreased to $4.9 million, or .54% of total loans, compared with $5.0 million, or .58% of total loans as of December 31, 2005.
Noninterest Income. Noninterest income for the three months ended September 30, 2006 increased $1.7 million to $3.8 million compared with $2.1 million for the same period in 2005. The increase in noninterest income was primarily due to increases in retail securities brokerage fees and net gain on sale of equity method investments.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
	September 30
	(dollars in thousands)
	2006	2005
Fiduciary activities	$493	$451
Brokerage fees	249	77
Customer service fees	930	907
Other service charges and fees	126	158
Net gains on loan sales	163	168
Net gains (losses) on sales of fixed assets	(4)	—
Net gains (losses) on sales of foreclosed assets	1	(85)
Net gain on sale of equity method investment	1,469	—
Loan servicing fees	96	110
Net increase in cash surrender value of life insurance	158	150
Income on equity method investments in common stock	47	77
Other	26	60

Total noninterest income	$3,754	$2,073

Brokerage fees for the three months ended September 30, 2006 increased $172 thousand to $249 thousand compared with $77 thousand for the same period in 2005, primarily due to the Company’s brokerage operation opened at Farmers’ branch in St. Joseph, Missouri in the third quarter of 2005. Fees generated by the St. Joseph facility in the third quarter of 2006 were $154 thousand. Although this facility was open for business in the third quarter of 2005, the operation was in start-up mode and generated no revenue as of September 30, 2005.
Net gain on sale of equity method investments represents the gain recorded by the Company on the sale of its NorthStar Bancshares, Inc. common stock. In July, 2006, NorthStar completed the sale of its stock (including the Company’s 19.6% equity interest) to Enterprise Financial Services Corp. in a cash and stock transaction. The Company received approximately $1.3 million in cash and 156,964 shares of Enterprise, valued at approximately $4.0 million. The balance of the Company’s equity method investment and related unamortized core deposit intangible totaled approximately $3.9 million as of the date of the sale, resulting in a gain of approximately $1.5 million. An additional 52,759 shares of Enterprise, valued at approximately $1.4 million, were allocated to the Company and placed in escrow as a contingency against potential losses incurred by Enterprise resulting from certain NorthStar loans as well as breach of contract by NorthStar. The Company will not recognize the gain on the shares in escrow until the contingency is resolved. Certain restrictions apply to the Company’s ability to sell its holdings in Enterprise, as described in footnote No. 8 of the Notes to Condensed Consolidated Financial Statements.
Noninterest Expense. For the three months ended September 30, 2006, noninterest expense increased $755 thousand, or 10.8%, to $7.7 million compared with $7.0 million for the same period in 2005, primarily due to increases in salaries and employee benefits and professional fees.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended
	September 30
	(dollars in thousands)
	2006	2005
Salaries and employee benefits	$4,531	$3,976
Net occupancy expense	506	442
Equipment expense	424	408
Deposit insurance premium	35	33
Professional fees	562	376
Postage and supplies	254	212
Amortization of mortgage servicing rights	33	63
Amortization of core deposit intangibles	46	54
Other	1,339	1,411

Total noninterest expense	$7,730	$6,975

Salaries and employee benefits increased $555 thousand or 14.0% for the three months ended September 30, 2006 to $4.5 million, from $4.0 million for the same period in 2005. Approximately $85 thousand of this increase was attributable to the retail brokerage operation at Farmers, which opened for business in the third quarter of 2005. Another $213 thousand of this increase was generated by Mid-America, attributable to additional loan production staffing necessary to support growth at Heartland, as well as a mortgage banking facility opened in January 2006 and a retail brokerage operation opened in July 2006. The remainder of the increase was due primarily to cost-of-living increases in salaries and employee benefits. As a percent of average assets, annualized salaries and employee benefits increased to 1.47% for the three months ended September 30, 2006, compared to 1.45% for the same period in 2005. The Company had 334 full-time equivalent employees at September 30, 2006 compared to 311 at September 30, 2005, an increase of 23 full-time equivalent employees, primarily due to the new brokerage operation at Farmers and the additional staff at Mid-America.
Professional fees increased $186 thousand or 49.5% for the three months ended September 30, 2006 to $562 thousand, from $376 thousand for the same period in 2005, primarily due to legal and accounting expenses associated with the Company’s compliance with Section 404 of the Sarbanes-Oxley Act and nonrecurring costs incurred due to the Company’s issuance of subordinated debentures.
Minority Interest. For the three months ended September 30, 2006, minority interest decreased $103 thousand, to $199 thousand compared with $302 thousand for the same period in 2005, due to a one-time tax adjustment by Mid-America in the third quarter of 2005. Prior to third quarter 2005, Mid-America had used an effective tax rate of 18% to inventory its deferred tax asset, but due to anticipated continued profitability the effective tax rate was increased to 34%, resulting in a nonrecurring reduction to tax expense of approximately $328 thousand during the three months ended September 30, 2005. The minority interest portion of this adjustment was approximately $157 thousand, which was an increase to minority interest for 2005.
Provision for Income Taxes. The effective tax rate was 32.7% for the three months ended September 30, 2006 compared to 19.5% for the same period in 2005, primarily due to the adjustment in September 2005 of the effective tax rate utilized to inventory the deferred tax assets of Mid-America. Prior to the adjustment, Mid-America had inventoried its deferred tax assets at an effective tax rate of 18%, but management determined that Mid-America’s current and potential for future earnings was sufficient to warrant an increase in the rate to 34%, at September 30, 2005. Without the nonrecurring adjustment, the effective tax rate for the Company would have been 29.5% for the three months ended September 30, 2005.
Results of Operations
Comparison of Operating Results for the Nine Months Ended September 30, 2006 and 2005
Overview. Net income for the nine months ended September 30, 2006 was $7.1 million, an increase of $53 thousand or .8% compared with $7.0 million for the same period in 2005. The primary factors contributing to the increase in net income were increases in net interest income of $1.6 million and noninterest income of $2.5 million largely offset by increases in provision for loan losses of $580 thousand, noninterest expense of $2.6 million, minority interest of $56 thousand and provision for income taxes of $787 thousand. Basic earnings per share (EPS) for the nine months ended September 30, 2006 was $1.21 compared with $1.20 for the same period in 2005.
The Company’s annualized return on average assets was .81% for the nine months ended September 30, 2006, compared with .88% for the same period in 2005. The annualized return on average stockholders’ equity was 10.0% for the nine months ended September 30, 2006, compared to 10.5% for the same period in 2005.
Net Interest Income. For the nine months ended September 30, 2006, net interest income increased $1.6 million, or 6.0%, to $27.7 million compared with $26.1 million for the same period in 2005. The increase was primarily due to the increased volumes and rates on loans, partially offset by increased volume of time and brokered time deposits, money market deposits and short-term and long-term borrowings, as well as increased rates on all categories of interest-bearing liabilities. For the nine months ended September 30, 2006, compared to the same period in 2005, the net interest margin decreased by 11 basis points to 3.41% from 3.52% while the net interest spread decreased by 23 basis points to 2.99% from 3.22%. A significant factor in the decrease in both net interest margin and net interest spread during the first nine months of 2006 was the issuance of subordinated debentures in July 2006 related to the $30 million of trust preferred securities used as partial financing for the Royal Palm Bancorp acquisition. Although the acquisition of Royal Palm was not completed until November 2006, the Company executed the financing strategy in July in order to lock in rates that were expected to increase. The short-term yields at which these borrowed funds could be invested were lower than the long-term rates of the debentures, which had a negative impact on net interest margin and spread. However, the Company believes its financing strategy will result in lower borrowing costs over the life of the debentures.

Interest and dividend income for the nine months ended September 30, 2006 increased $10.8 million, or 24.8%, to $54.3 million compared with $43.5 million for the same period in 2005. This increase was due primarily to an increase in loan interest income of $10.0 million. Average total loans for the nine months ended September 30, 2006 increased $88.6 million, or 11.1%, to $885.5 million compared with $796.9 million for the same period in 2005, while the average yield on total loans increased 86 basis points to 7.23% from 6.37% for the same period. Average total investments for the nine months ended September 30, 2006 decreased $6.6 million, or 3.9%, to $165.3 million compared with $171.9 million for the same period in 2005, while the average yield on investments increased 51 basis points to 4.36% from 3.85% for the same period. For the nine months ended September 30, 2006, compared to the same period in 2005, the yield on total average earning assets increased by 81 basis points to 6.68% from 5.87%.
Interest expense for the nine months ended September 30, 2006 increased $9.2 million, or 53.0%, to $26.6 million compared with $17.4 million for the same period in 2005. This increase was due primarily to increases in interest expense on money market deposits of $1.3 million, time and brokered time deposits of $6.1 million, short-term borrowings of $659 thousand and long-term borrowings of $677 thousand. Average total interest-bearing deposits for the nine months ended September 30, 2006 increased $65.9 million, or 8.2%, to $868.3 million compared with $802.4 million for the same period in 2005, while the average cost of funds on total interest-bearing deposits increased 103 basis points to 3.53% from 2.50% for the same period. Average total short-term borrowings for the nine months ended September 30, 2006 increased $8.5 million, or 37.6%, to $31.0 million compared with $22.5 million for the same period in 2005, while the average cost of funds on short-term borrowings increased 206 basis points to 4.90% from 2.84% for the same period. Average total long-term borrowings for the nine months ended September 30, 2006 increased $11.6 million, or 23.5%, to $61.2 million compared with $49.5 million for the same period in 2005, while the average cost of funds on long-term borrowings increased 54 basis points to 5.46% from 4.92% for the same period. For the nine months ended September 30, 2006, compared to the same period in 2005, the cost of funds on total average interest-bearing liabilities increased by 104 basis points to 3.69% from 2.65%.
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

	For the nine months ended September 30
		2006			2005
		Income/			Income/
	Average Balance	Expense	Yield/Rate	Average Balance	Expense	Yield/Rate
	(dollars in thousands)
Assets
Interest-bearing demand deposits and other	$21,219	$517	3.25%	$8,515	$219	3.43%
Federal funds sold	5,853	216	4.92%	6,025	101	2.24%
Securities:
Taxable U.S. treasuries and government agencies	14,431	482	4.45%	6,341	150	3.15%
Mortgage-backed securities	43,933	1,568	4.76%	56,794	1,770	4.16%
Other securities	58,278	2,031	4.65%	63,975	1,749	3.65%

Total taxable	116,642	4,081	4.66%	127,110	3,669	3.85%
Non-taxable — State and political subdivision (3)	48,660	1,333	3.65%	44,815	1,298	3.86%
Loans (net of unearned discount ) (1)(2)	885,529	48,019	7.23%	796,884	38,043	6.37%
Federal Home Loan Bank stock	5,573	122	2.92%	5,247	181	4.60%

Total interest-earning assets (1)	1,083,476	$54,288	6.68%	988,596	$43,511	5.87%

Cash and due from banks	24,035			22,287
Interest receivable	8,247			6,520
Foreclosed assets held for sale, net	420			570
Equity method investments in common stock	6,155			6,216
Cost method investments in common stock	3,135			1,849
Cash surrender value of life insurance	16,175			15,543
Premises and equipment	18,597			16,959
Other	18,617			14,355
Allowance for loan loss	(8,427)			(7,404)

Total assets	$1,170,430			$1,065,491

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$107,121	$1,095	1.36%	$111,507	$767	0.92%
Savings deposits	52,495	544	1.38%	55,591	400	0.96%
Money-market deposits	115,741	2,696	3.11%	98,933	1,352	1.82%
Time and brokered time deposits	592,948	18,621	4.19%	536,364	12,561	3.12%
Short-term borrowings	31,014	1,139	4.90%	22,539	480	2.84%
Long-term borrowings	61,152	2,504	5.46%	49,522	1,827	4.92%

Total interest-bearing liabilities	960,471	$26,599	3.69%	874,456	$17,387	2.65%

Demand deposits	97,365			89,920
Interest payable	4,103			2,659
Other liabilities	5,801			4,438
Minority interest	8,282			4,514
Stockholders’ equity	94,408			89,504

Total liabilities and stockholders’ equity	$1,170,430			$1,065,491

Interest spread			2.99%			3.22%
Net interest income		$27,689			$26,124
Net interest margin			3.41%			3.52%
Interest-earning assets to interest-bearing liabilities	112.81%			113.05%

(1)	Non-accrual loans have been included in average loans, net of unearned discount

(2)	Includes loans held for sale

(3)	The tax exempt income for state and political subdivisions in not recorded on a tax equivalent basis.

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

	For the nine months ended September 30,
	2006 versus 2005
	(dollars in thousands)
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
Increase (decrease) in interest income:
Interest-bearing bank deposits	$310	$(12)	$298
Federal funds sold	(3)	118	115
Investment securities:
U.S. Treasuries and Agencies	251	81	332
Mortgage-backed securities	(436)	234	(202)
States and political subdivision (1)	108	(73)	35
Other securities	(166)	448	282
Loans (net of unearned discounts)	4,491	5,485	9,976
Federal Home Loan Bank stock	11	(70)	(59)

Change in interest income (1)	4,566	6,211	10,777

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	(31)	359	328
Savings deposits	(23)	167	144
Money-market deposits	261	1,083	1,344
Time and brokered time deposits	1,432	4,628	6,060
Short-term borrowings	225	434	659
Long-term debt	461	216	677

Change in interest expense	2,325	6,887	9,212

Increase in net interest income (1)	$2,241	$(676)	$1,565

(1)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.
Provision for Loan Losses. Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the nine months ended September 30, 2006, the provision increased by $580 thousand to $2.3 million, compared with $1.7 million for the same period in 2005. The additional expense was primarily due to loan growth as well as an increase of $205 thousand in net charge-offs, to $1.2 million for the nine months ended September 30, 2006, compared with $1.0 million for the same period in 2005. The allowance for loan losses at September 30, 2006 was $9.1 million, an increase of $1.0 million compared to $8.1 million at December 31, 2005. As a percentage of total loans, the allowance for loan losses increased to 1.00% at September 30, 2006 from .94% at December 31, 2005. As of September 30, 2006, non-performing loans decreased to $4.9 million, or .54% of total loans, compared with $5.0 million, or .58% of total loans as of December 31, 2005.
Noninterest Income. Noninterest income for the nine months ended September 30, 2006 increased $2.5 million to $8.5 million compared with $6.0 million for the same period in 2005. The increase in noninterest income was primarily due to increases in income from fiduciary activities, retail securities brokerage fees, customer service fees and net gain on sale of equity method investments.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Nine Months Ended
	September 30
	(dollars in thousands)
	2006	2005
Fiduciary activities	$1,472	$1,349
Brokerage fees	870	309
Customer service fees	2,669	2,510
Other service charges and fees	460	471
Net gains on loan sales	455	383
Net losses on sales of fixed assets	(16)	—
Net losses on sales of foreclosed assets	(1)	(58)
Net gain on sale of equity method investment	1,469	—
Loan servicing fees	291	279
Net increase in cash surrender value of life insurance	486	442
Income on equity method investments in common stock	230	131
Other	139	226

Total noninterest income	$8,524	$6,042

Income from fiduciary activities for the nine months ended September 30, 2006 increased $123 thousand to $1.5 million compared with $1.3 million for the same period in 2005, primarily due to growth in assets under management by the Company’s trust departments.
Brokerage fees for the nine months ended September 30, 2006 increased $561 thousand to $870 thousand compared with $309 thousand for the same period in 2005, primarily due to the Company’s brokerage operation opened at Farmers’ branch in St. Joseph, Missouri in the third quarter of 2005. Fees generated by the St. Joseph facility in the first nine months of 2006 were $554 thousand. Although this facility was open for business in the third quarter of 2005, the operation was in start-up mode and generated no revenue as of September 30, 2005.
Customer service fees for the nine months ended September 30, 2006 increased $159 thousand to $2.7 million compared with $2.5 million for the same period in 2005, primarily due to increased overdraft fees and expansion of the number of accounts that generate transaction fees.
Net gains on sale of equity method investments represents the gain recorded by the Company on the sale of its NorthStar Bancshares, Inc. common stock. In July, 2006, NorthStar completed the sale of its stock (including the Company’s 19.6% equity interest) to Enterprise Financial Services Corp. in a cash and stock transaction. The Company received approximately $1.3 million in cash and 156,964 shares of Enterprise, valued at approximately $4.0 million. The balance of the Company’s equity method investment and related unamortized core deposit intangible totaled approximately $3.9 million as of the date of the sale, resulting in a gain of approximately $1.5 million. An additional 52,759 shares of Enterprise, valued at approximately $1.4 million, were allocated to the Company and placed in escrow as a contingency against potential losses incurred by Enterprise resulting from certain NorthStar loans as well as breach of contract by NorthStar. The Company will not recognize the gain on the shares in escrow until the contingency is resolved. Certain restrictions apply to the Company’s ability to sell its holdings in Enterprise, as described in footnote No. 8 of the Notes to Condensed Consolidated Financial Statements.
Noninterest Expense. For the nine months ended September 30, 2006, noninterest expense increased $2.6 million, or 12.6%, to $23.0 million compared with $20.5 million for the same period in 2005. The increase in noninterest expense was primarily due to increases in salaries and employee benefits, net occupancy expense, professional fees and other noninterest expense.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Nine Months Ended
	September 30
	(dollars in thousands)
	2006	2005
Salaries and employee benefits	$13,286	$11,873
Net occupancy expense	1,429	1,213
Equipment expense	1,318	1,231
Deposit insurance premium	97	96
Professional fees	1,364	1,093
Postage and supplies	682	651
Amortization of mortgage servicing rights	190	131
Amortization of core deposit intangibles	184	104
Other	4,486	4,073

Total noninterest expense	$23,036	$20,465

Salaries and employee benefits increased $1.4 million or 11.9% for the nine months ended September 30, 2006 to $13.3 million, from $11.9 million for the same period in 2005. Approximately $349 thousand of this increase was attributable to the retail brokerage operation at Farmers, which opened for business in the third quarter of 2005. Another $530 thousand of this increase was generated by Mid-America, attributable to additional loan production staffing necessary to support growth at Heartland, as well as a mortgage banking facility opened in January 2006, and a retail brokerage operation opened in July 2006. The remainder of the increase was due primarily to cost-of-living increases in salaries and employee benefits. As a percent of average assets, annualized salaries and employee benefits increased to 1.52% for the nine months ended September 30, 2006, compared to 1.49% for the same period in 2005. The Company had 334 full-time equivalent employees at September 30, 2006 compared to 311 at September 30, 2005, an increase of 23 full-time equivalent employees, primarily due to the new brokerage operation at Farmers and the additional staff at Mid-America.
Net occupancy expense increased $216 thousand, or 17.8%, for the nine months ended September 30, 2006 to $1.4 million, from $1.2 million for the same period in 2005, due primarily to overhead expenses related to Marine Bank’s newly constructed principal banking facility, which opened for business in October 2005.
Professional fees increased $271 thousand or 24.8% for the nine months ended September 30, 2006 to $1.4 million, from $1.1 million for the same period in 2005, primarily due to legal and accounting expenses associated with the Company’s compliance with Section 404 of the Sarbanes-Oxley Act and nonrecurring costs incurred due to the Company’s issuance of subordinated debentures.
Other noninterest expense increased $493 thousand or 11.8% for the nine months ended September 30, 2006 to $4.7 million, from $4.2 million for the same period in 2005, primarily due to a $450 thousand settlement of a lawsuit in March of 2006 related to the brokerage operation at Farmers’ branch in St. Joseph, Missouri. The lawsuit was initiated by an independent brokerage firm that formerly employed several registered representatives hired by Farmers in 2005 and alleged that Farmers misappropriated confidential and proprietary trade secrets from the firm. Initially, the Company had concluded that the allegations lacked merit and Farmers would defend the suit vigorously. However, after further reviewing the circumstances, the Company determined that both the monetary cost and the amount of management time required to defend itself outweighed the cost of settling prior to trial, and elected to settle. The Company has not admitted wrongdoing in connection with the settlement.
Minority Interest. For the nine months ended September 30, 2006, minority interest increased $56 thousand, to $585 thousand compared with $529 thousand for the same period in 2005, due to the growth in Mid-America’s net income. For the nine months ended September 30, 2006, Mid-America’s pre-consolidated net income was $1.2 million, an increase of $113 thousand compared to $1.1 million for the same period in 2005.

Provision for Income Taxes. The effective tax rate was 31.3% for the nine-months ended September 30, 2006, compared to 25.8% for the same period in 2005, primarily due to an adjustment in September 2005 of the effective tax rate utilized to inventory deferred tax assets of Mid-America. Prior to the adjustment, Mid-America had inventoried the deferred tax assets at an effective tax rate of 18%, but management determined that Mid-America’s current and potential for future earnings was sufficient to warrant an increase in the rate to 34% at September 30, 2005. Without the nonrecurring adjustment, the effective tax rate for the Company would have been 29.3% for the nine months ended September 30, 2005.
Financial Condition
September 30, 2006 Compared to December 31, 2005
Loan Portfolio. Total loans, including loans held for sale, increased $49.6 million, or 5.8%, to $910.9 million as of September 30, 2006 from $861.3 million as of December 31, 2005. The majority of the loan growth during the first nine months of 2006 occurred at MTSB and Mid-America, with increases of $12.8 million and $26.9 million, respectively, from December 31, 2005 to September 30, 2006. At September 30, 2006 and December 31, 2005, the ratio of total loans to total deposits was 91.4% and 91.0%, respectively. For the same periods, total loans represented 74.6% and 75.7% of total assets, respectively.
The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	September 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial, financial, and agricultural	$223,386	24.52%	$240,231	27.89%
Real estate — farmland	72,612	7.97%	66,172	7.68%
Real estate — construction	95,280	10.46%	48,612	5.64%
Real estate — commercial	170,226	18.69%	178,395	20.71%
Real estate — residential (1)	228,941	25.13%	213,581	24.80%
Installment loans to individuals	120,451	13.23%	114,292	13.28%

Total loans	910,896	100.00%	861,283	100.00%

Allowance for loan losses	9,093		8,082

Total loans, including loans held for sale, net of allowance for loan losses	$901,803		$853,201

(1)	Includes loans held for sale
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
Total nonperforming loans decreased slightly to $4.9 million as of September 30, 2006 from $5.0 million as of December 31, 2005, while total nonperforming loans and nonperforming other assets was $5.5 million as of both September 30, 2006 and December 31, 2005. The decrease in nonperforming loans occurred despite continued growth in the loan portfolio, and was the result of the improved financial condition of several non-accrual borrowers who were subsequently transferred back to accrual status, as well as the charge-off of several non-accrual loans deemed uncollectible by management. The ratio of nonperforming loans to total loans decreased to .54% as of September 30, 2006 from .58% as of December 31, 2005. The ratio of nonperforming loans and nonperforming other assets to total loans decreased to .60% as of September 30, 2006 from .64% as of December 31, 2005.

The following table presents information regarding nonperforming assets at the dates indicated with dollars in the thousands:

	September 30,	December 31,
	2006	2005
Nonaccrual loans Commercial, financial, and agricultural	$1,268	$1,727
Real estate — farmland	45	105
Real estate — construction	—	—
Real estate — commercial	699	417
Real estate — residential	916	839
Installment loans to individuals	297	544

Total nonaccrual loans	3,225	3,632

Loans 90 days past due and still accruing	1,653	1,342
Restructured loans	4	6

Total nonperforming loans	4,882	4,980

Repossessed assets	576	494
Other assets acquired in satisfaction of debt previously contracted	—	—

Total nonperforming other assets	576	494

Total nonperforming loans and nonperforming other assets	$5,458	$5,474

Nonperforming loans to loans, before allowance for loan losses	0.54%	0.58%
Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	0.60%	0.64%
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

The allowance for loan losses increased $1.0 million to $9.1 million as of September 30, 2006 from $8.1 million as of December 31, 2005. Provision for loan losses was $2.3 million and net charge-offs were $1.2 million for the nine months ended September 30, 2006. The allowance for loan losses as a percent of total loans increased to 1.00% as of September 30, 2006 from .94% as of December 31, 2005. As a percent of nonperforming loans, the allowance for loan losses increased to 186.26% as of September 30, 2006 from 162.29% as of December 31, 2005.
The following table presents for the periods ended an analysis of the allowance for loan losses and other related data with dollars in the thousands:

	As of and for	As of and for
	the Nine Months	the Year
	Ended September 30,	Ended December 31,
	2006	2005
Average loans outstanding during period	$885,529	$806,955

Allowance for loan losses:
Balance at beginning of period	$8,082	$7,115

Loans charged-off:
Commercial, financial, and agricultural	357	483
Real estate — farmland	—	80
Real estate — construction	—	50
Real estate — commercial	139	—
Real estate — residential	70	172
Installment loans to individuals	847	956

Total charge-offs	1,413	1,741

Recoveries
Commercial, financial, and agricultural	54	138
Real estate — farmland	—	—
Real estate — construction	1	2
Real estate — commercial	1	36
Real estate — residential	10	24
Installment loans to individuals	98	140

Total recoveries	164	340

Net charge-offs	1,249	1,401
Provision for loan losses	2,260	2,368
Adjustments	—	—

Balance at end of period	$9,093	$8,082

Allowance for loan losses as a percent of total loans outstanding at period end	1.00%	0.94%

Allowance for loan losses as a percent of total nonperforming loans	186.26%	162.29%

Ratio of net charge-offs to average total loans	0.14%	0.17%

Securities. The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality.

The Company has classified securities as both available-for-sale and held-to-maturity as of September 30, 2006. Available-for-sale securities are held with the option of their disposal in the foreseeable future to meet investment objectives, liquidity needs or other operational needs. Securities available-for-sale are carried at fair value. Held-to-maturity securities are those securities for which the Company has the positive intent and ability to hold until maturity, and are carried at historical cost adjusted for amortization of premiums and accretion of discounts.
As of September 30, 2006, the fair value of the available-for-sale securities was $186.0 million and the amortized cost was $186.5 for a net unrealized loss of $514 thousand. The after-tax effect of this unrealized loss was $350 thousand and has been included in stockholders’ equity. As of December 31, 2005, the fair value of the available-for-sale securities was $150.2 million and the amortized cost was $151.2 million for a net unrealized loss of $1.0 million, and an after-tax unrealized loss of $657 thousand. Fluctuations in net unrealized gains and losses on available-for-sale securities are due primarily to increases or decreases in prevailing interest rates for the types of securities held in the portfolio.
As of September 30, 2006, the amortized cost of held-to-maturity securities was $12.2 million, a decrease of $2.7 million from the December 31, 2005 amortized cost of $14.9 million.
Other. Other assets increased $1.9 million to $6.2 million at September 30, 2006 from $4.3 million as of December 31, 2005, primarily due to the payment made to the broker at Heartland under the advanced compensation agreements that had not yet been earned and amortized to expense, as well as purchases of common stock of the trust subsidiaries established to facilitate issuance of trust preferred securities in July 2006.
Deposits. Total deposits increased $50.0 million, or 5.3%, to $996.1 million as of September 30, 2006 from $946.1 million as of December 31, 2005. Noninterest-bearing deposits decreased $6.9 million, or 6.6%, to $97.4 million as of September 30, 2006 from $104.3 million as of December 31, 2005, while interest-bearing deposits increased $56.9 million, or 6.8%, to $898.7 million as of September 30, 2006 from $841.8 million as of December 31, 2005. Of the increase in total deposits, approximately $21.8 million was attributable to deposit growth at MTSB, and approximately $33.5 million was attributable to Mid-America, with the Company’s other affiliates experiencing a combined decrease during the first nine months of 2006.
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
As of September 30, 2006, short-term borrowings were $21.5 million, a decrease of $11.1 million from $32.6 million as of December 31, 2005, and long-term borrowings were $44.5 million as of September 30, 2006, an increase of $3.1 million from $41.4 million as of December 31, 2005. Subordinated debentures were $41.2 million as of September 30, 2006, an increase of $30.9 million from $10.3 million as of December 31, 2005, due to the issuance in July 2006 of debentures used as a portion of the financing for the Company’s acquisition of Royal Palm Bancorp in November 2006.
Included in long-term borrowings as of September 30, 2006 were long-term FHLB borrowings totaling $39.8 million, with maturities ranging from the years 2007 to 2011 and interest rates ranging from 4.09% to 5.50%. As of September 30, 2006, the correspondent bank revolving credit line totaled $4.6 million, and is due June 30, 2007, with interest payable quarterly at 1.5% below prime. The interest rate at September 30, 2006 was 6.75%. As of September 30, 2006, subordinated debentures totaled $41.2 million, with maturities in the years 2035 and 2036 (callable at the Company’s option in 2011 and 2015), and interest rates ranging from 6.10% to 7.17%.
Other. Other liabilities increased $1.2 million to $6.2 million at September 30, 2006 primarily due to increased accruals for post-retirement benefits, salary continuation and bonus and profit-sharing.

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
The Company’s most liquid assets are cash and due from banks, interest-bearing demand deposits, and federal funds sold. The balances of these assets are dependent on the Company’s operating, investing, lending, and financing activities during any given period. As of September 30, 2006, cash and cash equivalents totaled $43.2 million, a decrease of $1.0 million from $44.1 million as of December 31, 2005. This decrease was the result of normal fluctuations in the Company’s cash flow requirements for funding loan growth and deposit withdrawals.
The Company’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayment, sales of loans, and capital funds. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank.
On August 24, 2006, MTSB entered into a Construction Agreement to build a $12.4 million banking facility in Quincy, Illinois. Construction began in October 2006 and is expected to be completed within one year. Of the total commitment of $12.4 million, approximately $741 thousand had been expended as of September 30, 2006. The Company has no other signed commitments for purchase obligations or long-term obligations.
Capital Resources. Other than the issuance of common stock, the Company’s primary source of capital is net income retained by the Company. During the nine months ended September 30, 2006, the Company earned $7.1 million and paid dividends of $1.4 million to stockholders, resulting in a retention of current earnings of $5.7 million. During the year ended December 31, 2005, the Company earned $9.5 million and paid dividends of $1.8 million to stockholders, resulting in a retention of current earnings of $7.7 million. As of September 30, 2006, total stockholders’ equity was $97.8 million, an increase of $6.3 million from $91.5 million as of December 31, 2005. This increase was primarily due to the retention of earnings for the first nine months of 2006, plus a reduction in accumulated other comprehensive loss. The reduction in accumulated other comprehensive loss was primarily a result of the after-tax effect of the increase in market value of the Company’s available-for-sale securities.
The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of September 30, 2006, the Company exceeds these regulatory capital guidelines. Likewise, the individual ratios for each of the Company’s bank subsidiaries also exceed the regulatory guidelines.
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
There were the following issuer purchases of equity securities (i.e., the Company’s common stock) during the three months ended September 30, 2006:

				Maximum Approximate
				Dollar Value of
			Total Number of Shares	Shares that May Yet
	Total Number of		Purchased as Part of	Be Purchased Under
Third Quarter	Shares Purchased	Average Price Paid	Publicly Announced	the Plans or
2006 Calendar Month	(1)	per Share (1)	Plans or Programs (2)	Programs (3)
July	525	$22.35	250	$9,541,420
August	826	$21.75	250	$9,535,982
September	3,533	$21.89	2000	$9,491,982
Total	4,884	$21.92	2,500

(1)	The total number of shares purchased and the average price paid per share include, in addition to other purchases, shares purchased in the open market and through privately negotiated transactions by the Company’s 401(k) Profit Sharing Plan. For the months indicated the number of shares purchased by the Plan are as follows: 275 in July, 576 in August and 1,533 in September.

(2)	Includes only shares subject to publicly announced stock repurchase program, i.e. the $10 million stock repurchase program approved by the Board on August 15, 2005 and announced on August 17, 2005 (the “2005 Repurchase Program”). Does not include shares purchased by the Company’s 401(k) Profit Sharing Plan.

(3)	Dollar amount of repurchase authority remaining at month-end under the 2005 Repurchase Program, the Company’s only publicly announced repurchase program in effect at such dates. The 2005 Repurchase Program is limited to 589,104 shares (10% of the number of outstanding shares on the date the Board approved the program, adjusted for the three-for-one stock split in June of 2006) but not to exceed $10 million in repurchases.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

Item 6. Exhibits

Exhibit
Number	Identification of Exhibit
10.1	Third Amended and Restated Term Loan Agreement dated November 10, 2006 by and between Mercantile Bancorp, Inc., Borrower and U.S. Bank National Association, formerly known as Firstar Bank, N.A., Lender

10.2	Construction Agreement dated August 24, 2006 by and between Mercantile Trust & Savings Bank, Owner and Clayco, Inc., Contractor

10.3	General Conditions of the Contract for Construction by and between Mercantile Trust & Savings Bank, Owner and Clayco, Inc., Contractor

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mercantile Bancorp, Inc.
Date: November 14, 2006	By:	/s/ Dan S. Dugan
Dan S. Dugan
Chairman, President and Chief Executive Officer (principal executive officer)

Date: November 14, 2006	By:	/s/ Michael P. McGrath
Michael P. McGrath
Vice President, Treasurer and Chief Financial Officer (principal financial officer/ principal accounting officer)