Form 10-K
period 2006-12-31
Mercantile Bancorp, Inc.
filed 2007-03-15
CIK 1289701

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
Commission File No.: 001-32434
MERCANTILE BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	37-1149138
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

440 Maine Street, Quincy, Illinois	62301
(Address of Principal Executive Offices)	(Zip Code)
(217) 223-7300
(Registrant’s Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class Common Stock (par value $.42 per share)	Name of Each Exchange on Which Registered American Stock Exchange
Securities registered under Section 12(g) of the Exchange Act:
Not Applicable
(Title of Class)
Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2006 the aggregate market value of the outstanding shares of the Company’s common stock (based on the average stock price on June 30, 2006), other than shares held by persons who may be deemed affiliates of the Company, was approximately $109.8 million. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the Company is not bound by this determination for any other purpose.
As of March 13, 2007 the number of outstanding shares of the Company’s common stock, par value $0.4167 per share, was 5,831,745.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Mercantile Bancorp, Inc. definitive Proxy Statement for its 2007 Annual Meeting of Stockholders to be held on May 21, 2007, are incorporated by reference to this Annual Report on Form 10-K in response to items under Part III.
PART I
Item 1. Business
Mercantile Bancorp, Inc.
     General. Mercantile Bancorp, Inc. (the “Company”), a multi-state bank holding company, is headquartered in Quincy, Illinois. The Company was incorporated on April 15, 1983 for the purpose of enabling Mercantile Trust & Savings Bank (“MTSB”), an Illinois banking corporation, to operate within a bank holding company structure. Several of the Company’s subsidiary banks serve rural communities, and a significant portion of the Company’s business is related directly or indirectly to the agricultural industry. However, the Company has diversified in recent years by expanding into higher-growth metropolitan areas. As of December 31, 2006, there were total assets of approximately $1.4 billion and total deposits of approximately $1.2 billion, and as of December 31, 2005, the Company had total assets of approximately $1.1 billion and total deposits of approximately $946.1 million. Its subsidiaries operate three banks in Illinois, two banks in Missouri, one bank in Kansas and one bank in Florida. As described in more detail below, MTSB has represented on average approximately 48% of the Company’s revenue, 50% of its pre-consolidated net income and 46% of its pre-consolidated assets annually, and most of the Company’s loans are related to real estate with, on average, approximately 59% being farmland, construction, commercial and mortgage loans, primarily mortgage loans. The Company’s website is located at www.mercbanx.com.
     The Company, through its subsidiaries, conducts a full-service consumer and commercial banking business, which includes mainly deposit gathering, safekeeping and distribution; lending for commercial, financial and agricultural purposes, real estate purposes (including farmland, construction and mortgages), and consumer purposes; and asset management including trust, estate and agency management, retail brokerage services, and agricultural business management. Notwithstanding the broad range of services and products, approximately 73% of the Company’s revenues is derived on average annually from its subsidiaries’ lending activities. The other principal revenue sources are investment securities with approximately 10% of revenue on average, service charges and fees on customer accounts with approximately 6% of revenue on average, and all asset management services combined with approximately 4% of revenue on average.
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
     Banks. As of December 31, 2006, the Company was the sole shareholder of the following banking subsidiaries:
•	MTSB, located in Quincy, Illinois;

•	Marine Bank & Trust (“Marine Bank”), located in Carthage, Illinois;

•	Perry State Bank (“Perry”), located in Perry, Missouri;

•	Brown County State Bank (“Brown County”), located in Mt. Sterling, Illinois;

•	Farmers State Bank of Northern Missouri (“Farmers”), located in Savannah, Missouri; and

•	Royal Palm Bancorp, Inc. (“Royal Palm”) (the sole shareholder of Royal Palm Bank of Florida (“Royal Palm Bank”), located in Naples, Florida.

     In December 2005, the Company announced plans to consolidate its six Illinois bank affiliates from six separately chartered banks to three. The plan called for combining Security State Bank of Hamilton (“Hamilton”) and State Bank of Augusta (“Augusta”) with and into Marine Bank, and Golden State Bank (“Golden”) with and into Brown County. The consolidation of Golden with and into Brown County was completed in July 2006 and the consolidation of Hamilton and Augusta with and into Marine Bank was completed in November 2006. The mergers of the banks were accounted for using a treatment similar to the pooling of interest method of accounting. The Company expects these mergers to improve efficiencies in its operations through reductions in administrative, regulatory and compliance costs, which in turn will allow the Company to devote greater resources to providing quality products and customer service.
     On November 10, 2006, the Company completed the acquisition of 100% of the outstanding common stock of Royal Palm in a cash transaction valued at $42.8 million. Royal Palm has three locations in southwest Florida including Naples, Marco Island and Fort Myers. At the date of acquisition, Royal Palm had total assets of $187.7 million, loans of $123.0 million and deposits of $138.9 million. As of December 31, 2006, Royal Palm had total assets of $191.3 million, loans of $119.0 million and deposits of $142.2 million.
     As of December 31, 2006, the Company was the majority, but not sole, shareholder of Mid-America Bancorp, Inc. (“Mid-America”) (the sole shareholder of Heartland Bank (“Heartland”) located in Leawood, Kansas), in which the Company owns 52.7% (81,600 shares) of the outstanding voting stock. During 2006, Mid-America issued a total of 8,002 shares of its common stock to minority shareholders, resulting in the Company’s percentage ownership of Mid-America decreasing to 52.7% as of December 31, 2006 from 55.6% as of December 31, 2005.
     In addition, as of December 31, 2006, the Company had less than majority ownership interests in several other banking organizations located in the Midwest and Southeast. Specifically, the Company owned the following percentages of the outstanding voting stock of these banking entities:
•	36.8% of New Frontier Bancshares, Inc. (“New Frontier”), the sole shareholder of New Frontier Bank, located in St. Charles, Missouri;

•	5.0% of Integrity Bank (“Integrity”), located in Jupiter, Florida;

•	0.7% of Premier Bancshares, Inc. (“Premier”), the sole shareholder of Premier Bank, located in Jefferson City, Missouri;

•	5.0% of Premier Community Bank of the Emerald Coast (“Premier Community”), located in Crestview, Florida;

•	4.0% of Paragon National Bank (“Paragon”), located in Memphis, Tennessee;

•	0.1% of Integrity Bancshares, Inc. (“Integrity Bancshares”), the sole shareholder of Integrity Bank, located in Alpharetta, Georgia;

•	1.4% of Enterprise Financial Services Corp. (“Enterprise”), the sole shareholder of Enterprise Bank & Trust, based in Clayton, Missouri; and

•	0.5% of First Charter Corporation (“First Charter”), based in Charlotte, North Carolina.

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
     In January 2006, Heartland opened a mortgage banking operation in a leased facility in Prairie Village, Kansas, a suburb of Kansas City, Kansas, and in December 2006 a full-service branch bank in a leased facility in Kansas City, Missouri.
     On June 21, 2006, the Company purchased 99,500 shares of common stock, at a cost of $995 thousand, of Premier Community Bank of The Emerald Coast (“Premier Community”), a newly organized banking institution based in Crestview, Florida. Premier Community is a Florida-chartered bank that began operations during the third quarter of 2006 and had assets of $32.0 million as of December 31, 2006. This purchase represents a 5.0% equity interest in Premier Community, and is recorded as a cost method investment of the Company.
     During July 2006, Heartland entered into an employment contract with a licensed securities broker to provide, on behalf of the bank, personal financial advisory services, including the sale of non-deposit investment products through a national securities clearing house. Compensation for the broker is based on a percentage of the commissions generated on the sale of the investment securities. In addition, Heartland has also entered into an advanced compensation agreement with the broker, whereby the bank prepaid commissions in a lump sum payment of $400 thousand in July 2006. The bank has recorded the payment made under this agreement in “other assets”, which is amortized to other noninterest expense as earned. The broker is responsible for repayment of a proportionate share of the advance if the broker is no longer employed by the bank during the term of the agreement.
     On July 5, 2006, NorthStar Bancshares, Inc. (“NorthStar”) sold its outstanding capital stock (including the Company’s 19.6% equity interest) to Enterprise Financial Services Corp. (“Enterprise”) of Clayton, Missouri in a cash and stock transaction. The agreement entitled the Company to receive, for each of its 228,392 shares of NorthStar, $5.895 in cash and .918 share of Enterprise common stock, less .231 share of Enterprise placed in escrow as a reserve against potential losses incurred by Enterprise resulting from certain NorthStar loans as well as breach of contract by NorthStar (the “contingency”). The balance of the Company’s equity method investment and related unamortized core deposit intangible totaled approximately $3.9 million as of the date of the sale. The Company received approximately $1.3 million in cash and 156,964 shares of Enterprise, valued at approximately $4.0 million. In addition, 52,759 shares of Enterprise, valued at approximately $1.4 million, were placed in escrow and allocated to the Company. The Company will not recognize the gain on the shares in escrow until the contingency is resolved. The amount of the cash and value of Enterprise stock received in the transaction, excluding the stock placed in escrow, in excess of the unamortized cost totaled approximately $1.5 million and was recorded as a gain. The Enterprise stock received represents approximately 1.4% of the outstanding common stock of Enterprise and was recorded as an available-for-sale investment of the Company. Enterprise stock is publicly traded on the NASDAQ exchange under the symbol “EFSC”.
     On July 31, 2006, the Company purchased 135,000 shares of common stock, at a cost of approximately $1.7 million, of Paragon National Bank (“Paragon”), a community bank serving the greater Memphis, Tennessee area. Paragon began operations in January 2005, and had assets of $233.8 million as of December 31, 2006. This purchase represents approximately a 4.0% equity interest in Paragon, and is recorded as an available-for-sale investment of the Company. Paragon stock is publicly traded on the Over-the-Counter Bulletin Board under the symbol “PGNN”.

     On August 24, 2006, MTSB entered into a Construction Agreement to build a $12.4 million banking facility in Quincy, Illinois. Construction began in October 2006 and is expected to be completed within one year. Of the total commitment of $12.4 million, approximately $2.4 million had been expended as of December 31, 2006.
     On September 1, 2006, the Company purchased 22,594 shares of common stock, at a cost of approximately $271 thousand, of Integrity Bancshares, the parent company of Integrity Bank, based in Alpharetta, Georgia, with several branches in the greater Atlanta area. Integrity Bancshares began operations in 1999 and had assets of $1.1 billion as of December 31, 2006. This purchase represents approximately a .15% equity interest in Integrity Bancshares, and is recorded as an available-for-sale investment of the Company. Integrity Bancshares stock is publicly traded on the NASDAQ exchange under the symbol “ITYC”.
     On September 21, 2006, the Company reported that Ted T. Awerkamp has been named to succeed Dan S. Dugan as President and Chief Executive Officer on March 1, 2007. Mr. Dugan will retire as President and Chief Executive Officer, but will remain with the Company as Chairman of the Board. Mr. Awerkamp previously held the position of Vice President and Secretary of the Company, as well as President of MTSB. He began his career with MTSB in 1984, served as President of Hamilton from 1988 to 1992, and has been a director of the Company since 1994. As anticipated, Mr. Dugan retired on February 28, 2007, and on March 1, 2007, Mr. Awerkamp became President and Chief Executive Officer of the Company.
     On November 1, 2006, GBC Bancorp, Inc. (“GBC”), in which the Company owned a 5.0% equity interest, merged with First Charter Corporation (“First Charter”) of Charlotte, North Carolina in a cash and stock transaction. The agreement entitled the Company to receive, for each of its 82,460 shares of GBC, $47.74 in cash or 1.989 shares of First Charter common stock. The Company elected the stock option and received 164,012 shares of First Charter, valued at approximately $4.0 million. The balance of the Company’s cost method investment totaled approximately $1.2 million as of the date of the sale, resulting in a gain of approximately $2.8 million. The First Charter stock received represents approximately 0.5% of the outstanding common stock of First Charter and was recorded as an available-for-sale investment of the Company. First Charter stock is publicly traded on the NASDAQ exchange under the symbol “FCTR”.
     MTSB is the largest subsidiary owned by the Company representing 49.9% of the Company’s pre-consolidated net income for 2006 and 47.7% for 2005, and 41.1% of its assets as of December 31, 2006 and 49.3% as of December 31, 2005. Perry and Mid-America are the next largest subsidiaries, representing respectively 14.3% and 14.8% of the Company’s pre-consolidated net income for 2006 and 12.2% and 11.9% for 2005, and 10.6% and 12.2% of its assets as of December 31, 2006 and 12.7% and 10.9% as of December 31, 2005.
     Employees. As of December 31, 2006, the Company and its subsidiaries had 358 full-time employees and 28 part-time employees, which together equate to 372 full-time-equivalent employees. None of the employees are represented by a collective bargaining group.
     Business Strategies – Growth and Operations. The Company has developed and is pursuing both growth and operating strategies to target its markets with its products and services, all as described in greater detail below.
     Growth Strategy. The Company has grown through a combination of internal growth, acquisitions and minority interest investments in other banking companies. In the rural markets of west-central Illinois and northeast Missouri in which the Company has maintained a presence historically, the Company’s strategy focuses on continuing to be, and to strengthen its position as, a significant competitor. Since 1988, the Company has acquired and successfully integrated eight bank holding companies and/or banks in these rural areas, three of which were merged into other subsidiaries of the Company in 2006. The Company continues to look for opportunities to open branches or acquire community banks in these markets.
     In addition to its traditional, rural markets, the Company is diversifying its business by expanding into urban and suburban areas that are less dependent upon the agricultural economy. In 2004 the Company acquired a controlling interest in Mid-America Bancorp, Inc. in Leawood, Kansas (a suburb of Kansas City), and in 2006 the Company purchased 100% of the outstanding common stock of Royal Palm Bancshares, Inc. in Naples, Florida.

     The Company has further pursued diversification over the past several years by acquiring minority equity interests in de novo (startup) or relatively new banks located in or near larger metropolitan areas such as New Frontier Bancshares, Inc. in St. Charles, Missouri (a suburb of St. Louis), NorthStar Bancshares, Inc. in Liberty, Missouri (a suburb of Kansas City); Integrity Bank in Jupiter, Florida (located near West Palm Beach), GBC Bancorp, Inc. in Lawrenceville, Georgia (a suburb of Atlanta), Premier Bancshares, Inc. in Jefferson City, Missouri, Premier Community Bank of the Emerald Coast in Crestview, Florida (located on the Gulf Coast in the Florida panhandle), Paragon National Bank in Memphis, Tennessee and Integrity Bancshares, Inc. in Alpharetta, Georgia (a suburb of Atlanta). The Company will continue to evaluate opportunities for such diversification.
     The Company’s goal in purchasing minority interest positions in banks with high-growth potential is to either acquire controlling interest at some point in the future, or to realize gains on the sale of the investments. This strategy produced excellent results in 2006, as the Company sold two of its investments, NorthStar and GBC. These sales created significant gains in 2006, as well as the acquisition of stock in two other bank holding companies. The Company’s shares of NorthStar were partially exchanged for shares of Enterprise Financial Services, Inc. of Clayton, Missouri (a suburb of St. Louis), while the GBC stock was exchanged for shares in First Charter Corporation of Charlotte, North Carolina. Both Enterprise and First Charter meet the Company’s criteria of well-managed banks in high-growth markets, and offer further potential for the Company to realize gains on these holdings.
     In January 2005, MTSB hired a new trust officer who is operating out of an office located in the New Frontier facility in St. Charles, Missouri. Management believes that this is an opportunity to increase noninterest income by providing trust services, as well as cross-selling other bank products, to a larger and rapidly growing market, and that the commitment to high-quality, personalized service will enable the Company to compete effectively with existing providers in the area. As of December 31, 2006, this office has generated approximately $9.5 million in assets under management and in custodial accounts. Additionally, marketing efforts targeted at area lawyers and estate planning professionals have created the potential for increased estate and trust fees in the future.
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
     In December 2005, the Company announced plans to consolidate its six Illinois bank affiliates from six separately chartered banks to three. The plan called for combining Security State Bank of Hamilton (“Hamilton”) and State Bank of Augusta (“Augusta”) with and into Marine Bank, and Golden State Bank (“Golden”) with and into Brown County. The consolidation of Golden with and into Brown County was completed in July 2006 and the consolidation of Hamilton and Augusta with and into Marine Bank was completed in November 2006. The Company is confident that these plans are consistent with its community banking philosophy. Customers of the merged banks should be unaffected by the changes, as they will continue to deal with the same customer service and lending staff. The Company expects these mergers to improve efficiencies in its operations through reductions in administrative, regulatory and compliance costs, which in turn will allow the Company to devote greater resources to providing quality products and customer service.
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
     The Company’s lending officers have developed comprehensive policies and procedures for credit underwriting and funding that have enabled the Company to maintain sound credit quality while growing its loan portfolio and the overall organization. Combined with the Company’s significant lending experience, these procedures and controls have enabled the Company to provide responsive, customized service to its customers. The Company’s total assets have grown from $833 million at December 31, 2002, to $1.4 billion at December 31, 2006. Despite this growth, at December 31, 2006, the Company’s ratio of non-performing loans to total loans before allowance for loan losses was .62% and its ratio of non-performing loans and non-performing assets to total loans before allowance for loan losses was .65%. The Company intends to continue to adhere to the practices and policies that have contributed to its sound asset quality to date.
     The Company’s goal is to operate at a capital level that supports its growth but does not unduly hamper its achievement of an attractive return on equity. In order to strike this balance, the Company relies on its management’s expertise to prudently manage its capital resources. Growth of capital has been achieved through retention of earnings, and it is management’s strategy to continue this growth through the profitable expansion of lending and deposit services in the Company’s existing markets, as well as further acquisitions of well-managed, profitable banking organizations. Another aspect of the Company’s capital management planning is its issuance of trust preferred securities as a source of funding for its acquisition strategies.

     Products and Services – General. The Company, through its subsidiaries, conducts a full-service consumer and commercial banking business, which includes mainly deposit gathering, safekeeping and distribution; lending for commercial, financial and agricultural purposes, real estate purposes (including farmland, construction and mortgages), and consumer purposes; and asset management including trust, estate and agency management, retail brokerage services, and agricultural business management. These products and services are provided in all of the Company’s markets through its main offices and branches, which markets are identified in more detail below. However, lending activities generate collectively most of the Company’s consolidated revenue each year and individually are the only products and services, other than interest income on investment securities that have equaled or exceeded 10% of the Company’s consolidated revenue consistently over the past three fiscal years. Approximately 73% of the Company’s revenues has been derived on average annually from its subsidiaries’ lending activities.
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
     Real Estate Loans. The Company’s banks make real estate loans for farmland, construction and mortgage purposes as more thoroughly described below. Collectively, these loans, which include loans held for sale, comprise the largest category of the Company’s loans. At December 31, 2006, the Company had $683.5 million in such loans, representing 66.1% of total loans. At December 31, 2005, the Company had approximately $506.8 million in such loans, representing 58.8% of total loans.
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
     The banks secure a valid lien on farmland real estate loans and obtain a mortgage title insurance policy that insures that the property is free of encumbrances prior to the banks lien. The banks require hazard insurance if the farm property has improvements and if the property is in a flood plain as designated by FEMA or HUD, the banks require flood insurance.
     Farmland real estate loans have generated the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues for the years indicated: $5.0 million, or 5.5% for 2006; $4.2 million or 6.1% for 2005; and $3.7 million or 6.5% for 2004. At December 31, 2006, the Company had approximately $73.0 million in such loans, representing 7.1% of total loans. At December 31, 2005, the Company had approximately $66.2 million in such loans, representing 7.7% of total loans.

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
     The banks secure a valid lien on construction real estate loans and obtain a mortgage title insurance policy that insures that the property is free of encumbrances prior to the banks lien. The banks require hazard insurance if the construction property has improvements, insurance bonding on a contractor and if the property is in a flood plain as designated by FEMA or HUD, the banks require flood insurance.
     Construction loans have generated the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues for the years indicated: $7.6 million or 8.4% for 2006; $2.7 million or 4.0% for 2005; and $1.4 million or 2.4% for 2004. At December 31, 2006, the Company had $152.6 million in such loans, representing 14.8% of total loans. At December 31, 2005, the Company had $66.8 million in such loans, representing 7.8% of total loans.
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
     Residential real estate loans have generated the following approximate dollar amounts representing the following percentages of the Company’s consolidated revenues for the years indicated: $13.7 million or 15.2% for 2006; $11.8 million or 17.3% for 2005; and $10.1 million or 17.5% for 2004. As of December 31, 2006, the Company had $267.2 million in such loans, which represented 25.9% of the Company’s total loans. As of December 31, 2005, the Company had $219.6 million in residential real estate loans, which represented 25.5% of the Company’s total loans.

     Commercial real estate loans have generated the following approximate dollar amounts representing the following percentages of the Company’s consolidated revenues for the years indicated: $11.6 million or 12.9% for 2006; $9.6 million or 14.0% for 2005; and $7.7 million or 13.3% for 2004. As of December 31, 2006, the Company had $190.7 million in such loans, which represented 18.5% of the Company’s total loans. As of December 31, 2005, the Company had $154.1 million in commercial real estate mortgage loans, which represented 17.9% of the Company’s total loans.
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
     Commercial, Financial and Agricultural Loans. These loans are primarily made within the Company’s market areas and are underwritten on the basis of the borrower’s ability to service the debt from income. As a general practice, the Company’s banks take as collateral a lien on any available equipment, accounts receivables or other assets owned by the borrower and often obtain the personal guaranty of the borrower. In general, these loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial, financial and agricultural loans is due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial, financial and agricultural loans generally will be serviced principally from the operations of the business, and those operations may not be successful. Historical trends have shown these types of loans to have higher delinquencies than real estate loans. Approximately 51% of all of the Company’s net charge-offs for the years 2002 through 2006 were related to commercial, financial or agricultural loans, compared to 11% for loans secured by real estate. No category within this type of lending activity represented a disproportionate share of net charge-offs or non-performing loans during such period except that in 2002 a substantial portion of the net charge-offs were agricultural loans. As a result of these additional complexities, variables and risks, commercial, financial and agricultural loans require more thorough underwriting and servicing than other types of loans.
     Commercial, financial and agricultural loans, which include floor plan loans, generated the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues for the years indicated: $19.6 million or 21.8% for 2006; $16.0 million or 23.3% for 2005; and $12.0 million or 20.8% for 2004. At December 31, 2006, the Company had $225.1 million in such loans, representing 21.8% of total loans. At December 31, 2005, the Company had $240.2 million in such loans, representing 27.9% of total loans.
     Within the category of commercial, financial and agricultural loans, agricultural operating loans have produced the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues for the years indicated: $4.2 million or 4.7% for 2006; $3.5 million or 5.1% for 2005; and $2.9 million or 5.1% for 2004. At December 31, 2006, the Company had $57.4 million in such loans, representing 5.6% of total loans. At December 31, 2005, the Company had $59.3 million in such loans, representing 6.9% of total loans.

     Consumer Loans. The Company provides a wide variety of consumer loans (also referred to in this report as installment loans to individuals) including motor vehicle, watercraft, education, personal (collateralized and non-collateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 72 months and vary based upon the nature of collateral and size of loan. Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount that can be recovered on such loans. Approximately 37% of all of the Company’s net charge-offs for the years 2002 through 2006 were related to consumer loans.
     Consumer loans generated the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues for the years indicated: $9.5 million or 10.5% for 2006; $8.3 million or 12.2% for 2005; and $7.7 million or 13.3% for 2004. At December 31, 2006, the Company had $124.7 million in such loans, which represented 12.1% of the Company’s total loans. At December 31, 2005, the Company had $114.3 million in such loans, which represented 13.3% of the Company’s total loans.
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

     Markets and Competition. The Company identifies four regional markets for its banking activities, which include the counties in which the Company maintains offices and also counties in which the Company has no offices but whose inhabitants are targets of the Company’s financial services because of their close proximity to counties in which the Company maintains offices. They are the following: (1) a tri-state region including west-central Illinois, northeast Missouri, and a portion of southeastern and central Iowa; (2) the greater St. Joseph-Savannah, Missouri market, which is located approximately 60 miles north of Kansas City, Missouri; (3) a suburban Leawood, Kansas-Kansas City, Missouri market; and (4) the greater Naples-Ft. Myers-Marco Island area in southwest Florida. The tri-state market is the Company’s principal market and has accounted for approximately 73% of the Company’s consolidated revenues for 2004 through 2006.
     At present, the Company maintains the following approximate percentages of market share in the following markets as measured by the deposits held by the Company’s subsidiary banks operating in or targeting such markets relative to the deposits held by all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) located in such markets as of June 30, 2006: 19.93% for the tri-state market; 4.28% for the greater St. Joseph-Savannah, Missouri market; 0.48% for the suburban Leawood, Kansas-Kansas City, Missouri market and 1.18% for the southwest Florida market. The Company’s share of the tri-state market at 19.93% is the largest of 61 FDIC-insured institutions located in that market. The Company’s shares of the greater St. Joseph-Savannah, Missouri market, Leawood, Kansas-Kansas City, Missouri market, and southwest Florida market are discussed below in the descriptions of Farmers, Mid-America and Royal Palm, respectively.
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
     The primary factors in competing for loans include, among others, interest rate consideration, loan origination fees, borrower equity infusion, and the range of additional bank services offered. Competition for origination of all loan types normally comes from other commercial banks, thrift institutions, credit unions, finance companies, mortgage bankers, mortgage brokers, insurance companies and government agricultural lending agencies. In that 73% on average of the Company’s consolidated revenues are derived from loans of all categories, the Company’s competitive position in lending services is crucial to its implementation of ongoing growth and operating strategies, as discussed above.
     The Company has been able to compete effectively with other financial service providers by emphasizing customer service and technology, by establishing long-term customer relationships and building customer loyalty, and by providing products and services designed to address the specific needs of its customers. The Company’s operating strategy emphasizing customer service, efficient back office and other support services, asset quality and prudent capital management have permitted the Company to compete effectively against both larger and smaller financial institutions in its markets; however, if the Company fails to continue to successfully implement its strategies and/or other financial institutions with more substantial resources become more aggressive in their pursuit of market share, the Company’s competitive position could suffer.

     Many of the Company’s existing competitors are well-established, larger financial institutions with substantially greater resources and lending limits, such as US Bank, Bank of America, Commerce Bank and Wachovia Bank. These institutions offer some services, such as extensive and established branch networks and trust services, that the Company does not provide or provide to the extent these other institutions provide them. In addition, many of the Company’s non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. The Company also acknowledges that to the extent certain larger financial institutions and potential non-bank competitors have not yet entered the Company’s markets, they could do so at any time and threaten the Company’s competitive position.
     The discussion of each subsidiary bank below includes a description of each such bank’s market and competitive position within such markets, as measured by FDIC-insured deposits.
Mercantile Trust & Savings Bank
     MTSB is chartered under the laws of the State of Illinois and offers complete banking and trust services to the commercial, industrial and agricultural areas that it serves. Services include commercial, real estate and personal loans; checking, savings and time deposits; trust and other fiduciary services; brokerage services; and other customer services, such as safe deposit facilities. The largest portion of MTSB’s lending business is related to the general business and real estate activities of its commercial customers, followed closely by residential mortgage loans. MTSB’s principal service area includes the city of Quincy and Adams County, Illinois. MTSB is the largest bank owned by the Company, representing approximately $5.6 million or 49.9% of the Company’s pre-consolidated net income for 2006 and approximately $5.8 million or 49.7% in 2005, and approximately $584.9 million or 41.1% of the Company’s assets as of December 31, 2006 and $560.9 million or 49.3% as of December 31, 2005.
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
     MTSB wholly owns Mercantile Investments, Inc. (“MII”), a Delaware corporation. MII’s offices are located in a leased facility at Century Yard, Cricket Square, Elgin Avenue, Grand Cayman, Cayman Islands. The sole activity of the subsidiary is to invest in securities, including corporate debentures. As of December 31, 2006 and 2005, MII had total assets of approximately $95.0 million and $97.9 million, respectively, which represented a significant portion of MTSB’s securities portfolio at those dates. The primary strategy for forming the subsidiary was to take advantage of the current State of Illinois tax laws that exclude income generated by a subsidiary that operates off-shore from State of Illinois taxable income. The only other impact on the Company’s consolidated financial statements in regard to the investment subsidiary is the additional administrative costs to operate the subsidiary, which is a minimal amount. For 2006 and 2005, the Company’s Illinois income taxes decreased by approximately $125 thousand and $90 thousand, respectively, as a result of MII’s operations off shore.
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
     MTSB owns an 8.41% interest in Illinois Real Estate Title Center, LLC (“IRETC”), a multi-bank-owned limited liability company that operates a title insurance agency. IRETC is located in leased space in Springfield, Illinois, and owned in partnership with other central-Illinois banking companies and Investors Title Insurance Company of Chapel Hill, North Carolina. IRETC engages in the sale and issuance of commercial and residential, owner and mortgagee title insurance policies. As of December 31, 2006 and 2005, IRETC had total assets of approximately $339 thousand and $335 thousand, respectively.

     As of December 31, 2006, MTSB had 158 full-time employees and 8 part-time employees and approximately 14,700 depositors. The population of its primary service area is approximately 250,000.
     The primary source of MTSB’s revenue is from lending activities, which have represented on average approximately 71% of its revenue annually for the years 2004 through 2006. MTSB generated the following approximate revenues from loans for the following years: $29.4 million for 2006, $23.9 million for 2005, and $19.3 million for 2004. At December 31, 2006, loans totaled $411.3 million or 70.3% of MTSB’s total assets. Other principal revenue sources are investment securities with approximately 12% of revenue on average, service charges and fees on customer accounts with approximately 5% of revenue on average, and all asset management services combined with approximately 6% of revenue on average.
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
     At present, MTSB maintains a 23.8% share of its total market and 30.7% of its core market, as measured by the deposits held by MTSB relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2006. MTSB’s shares are the largest held by any of the 27 institutions in its total market and 17 institutions in its core market. The next largest shares in the total market are 15.4% held by another locally headquartered bank holding company and its subsidiary bank, 6.6% held by another locally headquartered bank holding company and its subsidiary bank and 6.0% held by a substantially larger bank holding company headquartered outside of the market with one or more branches in the market. The next largest shares in its core market are 19.9% held by another locally headquartered bank holding company and its subsidiary bank, 7.7% held by a substantially larger bank holding company headquartered outside of the market with one or more branches in the market, and 6.0% held by another locally headquartered bank holding company and its subsidiary bank.
Marine Bank & Trust
     Marine Bank is chartered under the laws of the State of Illinois and offers complete banking and trust services to the commercial, industrial and agricultural areas that it serves. Its full-service branches in Hamilton and Augusta were formerly separately chartered banks (Security State Bank of Hamilton and State Bank of Augusta) until their merger with and into Marine Bank in November 2006. Services include commercial, real estate and personal loans; checking, savings and time deposits; trust and other fiduciary services; brokerage services and safe deposit facilities. The largest portion of Marine Bank’s lending business is related to commercial and agricultural customers. Marine Bank’s principal service area includes the villages of Carthage, Hamilton and Augusta, Hancock County, Illinois; portions of northeastern Adams County, western Schuyler County and southwestern McDonough County, all in Illinois; and the City of Keokuk and Lee County, Iowa. Marine Bank represented approximately $1.6 million or 14.0% of the Company’s pre-consolidated net income for 2006 and $1.8 million or 15.1% in 2005, and approximately $164.8 million or 11.6% of the Company’s assets as of December 31, 2006 and $161.7 million or 14.2% as of December 31, 2005.
     Marine Bank’s principal banking office is located at 410 Buchanan Street, Carthage, Illinois. Construction of this facility began in August 2004, with the building completed and opened for business in October 2005. Marine Bank owns its main banking premises in fee simple and currently owns and operates a full-service banking facility in each of Hamilton and Augusta, Illinois. Marine Bank also owns and operates six automatic teller machines located in Carthage, Hamilton and Augusta.
     As of December 31, 2006, Marine Bank had 40 full-time employees and 4 part-time employees and approximately 7,100 depositors. The population of its primary service area is approximately 20,000.

     The primary source of Marine Bank’s revenue is from lending activities, which have represented on average approximately 81% of its revenue annually for the years 2004 through 2006. Marine Bank generated the following approximate revenues from loans for the following years: $8.6 million for 2006, $7.9 million for 2005, and $7.3 million for 2004. At December 31, 2006, loans totaled $122.6 million or 74.4 % of Marine Bank’s total assets. Other principal revenue sources are investment securities with approximately 9% of revenue on average, service charges and fees on customer accounts with approximately 6% of revenue on average, and all asset management services combined with approximately 2% of revenue on average.
     As indicated above, Marine Bank’s market includes the core market of Hancock County, Illinois, in which its main office is located, the target markets of McDonough and Schuyler counties in Illinois, which border Hancock County to the east and southeast, respectively, and the target market of Lee County, Iowa, which borders Hancock County to the west. At present, Marine Bank maintains a 4.7% share of its total market and 33.6% of its core market, as measured by the deposits held by Marine Bank relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2006. Marine Bank’s share is the eleventh largest of 28 institutions in its total market. The largest share of 8.3% and second largest of 8.2% are held by federally chartered rural Illinois banks.
Perry State Bank
     Perry is chartered under the laws of the State of Missouri and offers complete banking services to the commercial, industrial and agricultural areas that it serves. Services include commercial, real estate and personal loans; checking; savings and time deposits; brokerage services, safe deposit facilities and other customer services. The largest portion of Perry’s lending business is related to agricultural real estate loans. Perry’s principal service area includes the towns of Perry, Monroe City, Hannibal, and Bowling Green, Missouri and the counties of Ralls, Monroe, Marion, Audrain, and Pike, Missouri. Perry represented approximately $1.6 million or 14.3% of the Company’s pre-consolidated net income for 2006 and $1.4 million or 12.2% in 2005 and approximately $150.7 million or 10.6% of the Company’s assets as of December 31, 2006, and $144.1 million or 12.7% as of December 31, 2005.
     Perry owns its principal banking office, which is located at 103 E. Main in Perry, Missouri, in fee simple and currently owns and operates a full-service banking facility in each of Monroe City and Bowling Green, Missouri, and two facilities in Hannibal, Missouri. In addition, Perry owns and operates six automated teller machines located in Perry, Monroe City, Hannibal, and Bowling Green.
     As of December 31, 2006, Perry had 51 full-time employees and 8 part-time employees and approximately 8,300 depositors. The population of its primary service area is approximately 50,000.
     The primary source of Perry’s revenue is from lending activities, which have represented on average approximately 81% of its revenue annually for the years 2004 through 2006. Perry generated the following approximate revenues from loans for the following years: $9.2 million for 2006, $7.4 million for 2005, and $6.3 million for 2004. At December 31, 2006, loans totaled $122.5 million or 81.3% of Perry’s total assets. Other principal revenue sources are investment securities with approximately 8% of revenue on average, and service charges and fees on customer accounts with approximately 10% of revenue on average.
     As indicated above, Perry’s market includes the core market of Ralls County, Missouri, in which its main office is located, and the target market of Audrain, Marion, Monroe and Pike counties, Missouri, in which it maintains branches and which surround Ralls County.
     At present, Perry maintains a 9.5% share of its total market and 55.2% of its core market, as measured by the deposits held by Perry relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2006. Perry holds the second largest share out of 21 institutions in its total market. The largest share of its total market is 12.1% held by a federally chartered bank headquartered outside of the market. The third-ranked institution in its total market is a state chartered bank headquartered in northeast Missouri that holds an 8.0% share. Perry shares its core market with only one other institution, which is a state chartered bank headquartered in northeast Missouri that holds a 44.8% share.

Brown County State Bank
     Brown County is chartered under the laws of the State of Illinois and offers complete banking services to the commercial, industrial and agricultural areas that it serves. Its full-service branch in Golden was formerly a separately chartered bank (Golden State Bank) until its merger with and into Brown County in July 2006. Services include commercial, real estate and personal loans; checking, savings and time deposits; brokerage services; safe deposit facilities and other customer services. The largest portion of Brown County’s lending activity involves agricultural operating and real estate loans; however, residential mortgage loans also represent a significant though lesser portion of the bank’s lending activities. Brown County’s principal service area includes the village of Mt. Sterling and Brown County, the village of Camp Point and Adams County, and a portion of southern Hancock County, all in Illinois. Brown County represented approximately $882 thousand or 7.9% of the Company’s pre-consolidated net income for 2006 and $948 thousand or 8.0% in 2005, and approximately $76.5 million or 5.4% of the Company’s assets as of December 31, 2006 and $79.7 million or 7.0% as of December 31, 2005.
     Brown County’s principal banking office is located at 101 E. Main St., Mt. Sterling, Illinois. Brown County owns the property in fee simple and currently owns and operates a full-service banking facility in Golden, Illinois. Brown County also owns and operates two automatic teller machines in Mt. Sterling and Golden.
     As of December 31, 2006, Brown County had 16 full time employees and 2 part-time employees and approximately 3,100 depositors. The population of its primary service area is approximately 10,000.
     The primary source of Brown County’s revenue is from lending activities, which have represented on average approximately 68% of its revenue annually for the years 2004 through 2006. Brown County generated the following approximate revenues from loans for the following years: $3.6 million for 2006, $3.3 million for 2005, and $2.9 million for 2004. At December 31, 2006, loans totaled $51.7 million or 67.6% of Brown County’s total assets. Other principal revenue sources are investment securities with approximately 17% of revenue on average, service charges and fees on customer accounts with approximately 7% of revenue on average and all asset management services combined with approximately 4% of revenue on average.
     As indicated above, Brown County’s market includes the core market of Brown County, in which its main office is located, and the target markets of Adams and Hancock counties, which border Brown County to the west and northwest, respectively. At present, Brown County maintains a 1.9% share of its total market and 36.1% of its core market, as measured by the deposits held by Brown County relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2006. Brown County holds the second largest share out of 6 institutions in its core market. The largest share is held by another rural Illinois bank with 43.5%. The third-ranked institution in its core market is a state chartered bank headquartered outside of the market that holds an 8.6% share.
Farmers State Bank of Northern Missouri
     Farmers is chartered under the laws of the State of Missouri and offers complete banking services to the commercial, industrial and agricultural areas that it serves. Services include commercial, real estate and personal loans; checking, savings and time deposits; brokerage services, safe deposit facilities and other customer services. The largest portion of Farmers’ lending business is related to commercial, agricultural and real estate loans. Farmers’ principal service area includes the communities of Savannah and St. Joseph in the counties of Andrew and Buchanan, Missouri, respectively. Farmers incurred a net loss of approximately $246 thousand in 2006 and represented approximately $358 thousand or 3.0% of the Company’s pre-consolidated net income for 2005 , and approximately $95.5 million or 6.7% of the Company’s assets as of December 31, 2006 and $83.3 million or 7.3% as of December 31, 2005.
     Farmers’ principal banking office is located at 301 W. Main Street, Savannah, Missouri. The bank owns its main banking premises in fee simple, owns and operates one full-service banking facility in St. Joseph, and leases and operates another full-service banking facility in St. Joseph. In addition, Farmers has four automatic teller machines located in Savannah and St. Joseph.

     As of December 31, 2006, Farmers had 32 full-time employees and 2 part-time employees and approximately 2,900 depositors. The population of its primary service area is approximately 103,000.
     The primary source of Farmers’ revenue is from lending activities, which have represented on average approximately 76% of its revenue annually for the years 2004 through 2006. Farmers generated the following approximate revenues from loans for the following years: $4.7 million for 2006, $3.9 million for 2005, and $3.6 million for 2004. At December 31, 2006, loans totaled $65.6 million or 68.6% of Farmers’ total assets. Other principal revenue sources are investment securities with approximately 11% of revenue on average, service charges and fees on customer accounts with approximately 8% of revenue on average and all asset management services combined with approximately 4% of revenue on average.
     As indicated above, Farmers’ market includes the core market of Andrew County, Missouri, in which its main office is located, and the target market of Buchanan County, Missouri, which is south of Andrew County and encompasses the city of St. Joseph where Farmers maintains additional banking facilities. Together these counties include the greater St. Joseph-Savannah, Missouri market, which is located approximately 60 miles north of Kansas City, Missouri.
     At present, Farmers maintains a 4.3% share of its total market and 27.2% of its core market, as measured by the deposits held by Farmers relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2006. Farmers’ shares are the ninth largest of 13 institutions in its total market and second largest of four institutions in its core market. The largest shares of its total market are 19.2%, 19.0% and 14.9%, which are held by two larger federally chartered banks and one state chartered bank. No other share of the total market exceeds 10%. The largest share of its core market is 32.6%, which is held by a larger federally chartered bank. The remaining shares are 26.1% and 14.0% and are held by institutions with which Farmers competes in Buchanan County as well.
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
     Mid-America became a majority-owned subsidiary of the Company in February 2004. The Company’s ownership percentage was 52.7% (81,600 shares) as of December 31, 2006. Mid-America’s financial information has been reported on a consolidated basis with the Company’s financial statements as of December 31, 2006. Mid-America represented approximately $1.7 million or 14.8% of the Company’s pre-consolidated net income for 2006 and $1.4 million or 12.0% in 2005, and $174.2 million or 12.2% of the Company’s assets as of December 31, 2006 and $123.9 million or 10.9% as of December 31, 2005.
     Heartland’s principal banking office is located at 4801 Town Center Drive, Leawood, Kansas. Heartland owns its main banking premises in fee simple and owns and operates two automatic teller machines located in Leawood and Prairie Village. In January 2006, Heartland opened a mortgage banking branch in a leased facility in Prairie Village, Kansas, a suburb of Kansas City, and in December 2006 a full-service branch bank in a leased facility in Kansas City, Missouri.
     As of December 31, 2006, Heartland had 30 full-time employees and 2 part-time employees and approximately 2,300 depositors. The population of its primary service area is approximately 1,500,000.

     The primary source of Heartland’s revenue is from lending activities, which have represented on average approximately 87% of its revenue annually for the years 2004 through 2006. Heartland generated the following approximate revenues from loans for the following years: $10.1 million for 2006, $6.2 million for 2005, and $3.2 million for 2004. At December 31, 2006, loans totaled $140.6 million or 81.3% of Heartland’s total assets. Other principal revenue sources are investment securities with approximately 8% of revenue on average, and service charges and fees on customer accounts with approximately 3% of revenue on average.
     As indicated above, Heartland’s market includes the core market of Johnson County, Kansas, in which its main office is located, and the target market of Jackson County, Missouri, which borders Johnson County to the east and includes Kansas City, Missouri. Together these counties include the Company’s suburban Leawood, Kansas-Kansas City, Missouri market.
     At present, Heartland holds relatively small shares of both its total market and core market with 0.5% and 0.9%, respectively, as measured by the deposits held by Heartland relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2006. The largest shares of its total market are 11.5%, 10.9% and 9.2% and are held by substantially larger, federally chartered banks with significant regional and/or national presences. Heartland ranks 34th out of 90 FDIC-insured institutions in its total market and 22nd out of 61 such institutions in its core market, as measured by such deposits; therefore, though small, Heartland’s shares are greater than at least one-half of the other institutions in its markets.
Royal Palm Bancorp, Inc.
     Royal Palm Bancorp, Inc. (“Royal Palm”), parent company of The Royal Palm Bank of Florida (“Royal Palm Bank”), is chartered under the laws of the State of Florida and offers complete banking services to the commercial and retail areas that it serves. Services include commercial, real estate and personal loans; checking, savings and time deposits; safe deposit facilities and other customer services. The largest portion of Royal Palm Bank’s lending business is related to the activities of its commercial customers. Royal Palm Bank’s principal service area includes the communities of Naples and Marco Island in Collier County, Florida and Fort Myers, Bonita Springs and Cape Coral in Lee County, Florida.
     Royal Palm became a wholly-owned subsidiary of the Company in November 2006, and its financial information has been reported on a consolidated basis with the Company’s financial statements as of December 31, 2006, including Royal Palm’s earnings subsequent to the acquisition in November 2006. Royal Palm represented approximately $148 thousand or 1.3% of the Company’s pre-consolidated net income for 2006, and $191.3 million or 13.4% of the Company’s assets as of December 31, 2006.
     Royal Palm’s principal banking office is located at 1255 Creekside Parkway, Naples, Florida. Royal Palm leases its main banking premises, owns and operates a full-service banking facility in Fort Myers and leases a full-service banking facility in Marco Island. In addition, Royal Palm owns and operates three automatic teller machines located in Naples, Fort Myers and Marco Island.
     As of December 31, 2006, Royal Palm Bank had 31 full-time employees and 2 part-time employees and approximately 3,000 depositors. The population of its primary service area is approximately 900,000.
     The primary source of Royal Palm’s revenue is from lending activities, which represented approximately 90% of its revenue annually for 2006, including the period prior to acquisition by the Company in November 2006. At December 31, 2006, loans totaled $119.0 million or 62.2% of Royal Palm’s total assets. Other principal revenue sources are investment securities and federal funds sold with approximately 8% of revenue.
     As indicated above, Royal Palm’s market includes the core market of Collier County, Florida, in which its main office is located, and the target market of Lee County, Florida, which borders Collier County to the northwest and includes Fort Myers, Florida. Together these counties include the Company’s Southwest Florida market.

     At present, Royal Palm holds relatively small shares of both its total market and core market with 1.18% and 1.14%, respectively, as measured by the deposits held by Royal Palm relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2006. The largest shares of its total market are 34.8%, 29.5% and 26.9% and are held by two substantially larger, federally chartered banks with significant regional and/or national presences and one state chartered bank headquartered outside of the market. Royal Palm ranks 27th out of 47 FDIC-insured institutions in its total market and 19th out of 36 such institutions in its core market, as measured by such deposits; therefore, though small, Royal Palm’s shares are greater than at least 40% of the other institutions in its markets.
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

     Limitation on Activities. The activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies that qualify and register as “financial holding companies” are also able to engage in certain additional financial activities, such as securities and insurance underwriting, subject to limitations set forth in federal law. As of December 31, 2006, the Company was not a “financial holding company.”
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
     On December 31, 2006 and 2005, the Company was in compliance with all of the FRB’s capital adequacy guidelines.
     In August 2005, the Company issued $10.3 million of junior subordinated debentures to Mercantile Bancorp Capital Trust I (the “Trust”). The Trust is a wholly-owned unconsolidated subsidiary, which was formed for the purpose of this transaction. The Company owns all of the securities of the Trust that possess general voting powers. In connection with the Company’s issuance of the debentures to the Trust, the Trust issued cumulative preferred securities to a third party in a private placement offering. The Trust invested the proceeds of its issuance in the Company’s junior subordinated debentures. In accordance with bank regulations, 25% of Tier 1 capital may be comprised of the junior subordinated debentures owed to the Trust, with any excess above the 25% limit included in Tier 2 capital.

     In July 2006, the Company issued $20.6 million of junior subordinated debentures to Mercantile Bancorp Capital Trust II, and $10.3 million of junior subordinated debentures to Mercantile Bancorp Capital Trust III (collectively, the “Trusts”). The Trusts are wholly-owned unconsolidated subsidiaries, which were formed for the purpose of these transactions. The Company owns all of the securities of the Trusts that possess general voting powers. In connection with the Company’s issuance of the debentures to the Trusts, the Trusts issued cumulative preferred securities to third parties in private placement offerings. The Trusts invested the proceeds of their issuance in the Company’s junior subordinated debentures. In accordance with bank regulations, 25% of Tier 1 capital may be comprised of the junior subordinated debentures owed to the Trust, with any excess above the 25% limit included in Tier 2 capital.
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
Laws and Regulations Applicable to the Company’s Subsidiary Banks
     General. The Company’s three subsidiary banks located in Illinois, MTSB, Marine Bank and Brown County, are all state non-member banks. As such, they are subject to regulation and supervision by the Illinois Department of Financial and Professional Regulation and the Federal Deposit Insurance Corporation (“FDIC”). The Company’s two banks in Missouri, Perry and Farmers, are both state non-member banks, and are subject to regulation and supervision by the Missouri Division of Finance and the FDIC. Heartland, the Company’s subsidiary bank in Kansas, is a state non-member bank and is subject to regulation and supervision by the Kansas Division of Banking and the FDIC. Royal Palm Bank, the Company’s subsidiary bank in Florida, is a state non-member bank and is subject to regulation and supervision by the Florida Office of Financial Regulation and the FDIC.
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
     On December 31, 2006 and 2005, all of the Company’s subsidiary banks were “well capitalized” under applicable requirements.
     Deposit Insurance and Assessments. The deposits of all of the Company’s subsidiary banks are insured by the FDIC’s Bank Insurance Fund, in general up to a maximum of $100,000 per insured depositor, except for deposits held in an IRA account, which are insured up to a maximum of $250,000 per account. Under federal banking law and regulations, insured banks are required to pay quarterly assessments to the FDIC for deposit insurance. The FDIC’s assessment system requires insured banks to pay varying assessment rates, depending upon the level of the bank’s capital, the degree of supervisory concern over the bank, and various other factors, including the overall levels of reserves in the FDIC’s insurance fund from time to time.
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
     If economic conditions worsen, the Company may suffer from credit risk and the Company’s allowance for loan losses may not be adequate to cover actual losses. Credit risk is the risk that loan customers or other counter-parties will be unable to perform their contractual obligations resulting in a negative impact on earnings. Like all financial institutions, the Company maintains an allowance for loan losses to provide for loan defaults and non-performance. The allowance for loan losses is based on historical loss experience as well as an evaluation of the risks associated with the loan portfolio, including the size and composition of the portfolio, current economic conditions and geographic concentrations within the portfolio. If the economy in the Company’s primary geographic market areas, west-central Illinois, northern Missouri, eastern Kansas and southwest Florida, should worsen, this may have an adverse impact on the loan portfolio. If for any reason the quality of the portfolio should weaken, the allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect financial results.
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
     The Company may not be able to influence the activities of the banking organizations in which it owns a minority interest. The Company owns a minority interest in several banking organizations in the Midwest and Southeast. As minority shareholders, the Company may be unable to influence the activities of these organizations, and may suffer losses due to these activities.
     The Company is subject to the local economies where it operates, and unfavorable economic or market conditions in these areas could have a material adverse effect on the Company’s financial condition and results of operations. The Company’s success depends upon the general business and economic conditions in the United States and in its primary areas of operation in west-central Illinois, northern Missouri, eastern Kansas and southwest Florida. Economic conditions in the local market areas, including the agricultural prices for land and crops and commercial and residential real estate values, may have an adverse effect on the quality of the Company’s loan portfolio and financial performance. An economic downturn within the Company’s footprint could negatively impact household and corporate incomes. This impact may lead to decreased demand for loan and deposit products and increase the number of customers who fail to pay interest or principal on their loans.

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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     As of December 31, 2006, the Company’s principal office is located in a building owned and also occupied by MTSB in Quincy, Illinois. Each of the Company’s subsidiary banks operates from a main office, branch locations, and other offices in their respective communities. In the aggregate, the Company’s banks have seven main offices, fifteen full-service branch locations and three other offices.
     On August 24, 2006, MTSB entered into a Construction Agreement to build a $12.4 million banking facility in Quincy, Illinois. Construction began in October 2006 and is expected to be completed within one year. Of the total commitment of $12.4 million, approximately $2.4 million had been expended as of December 31, 2006.
     The banks own all of their main offices, branches and other locations, except for one main bank, five branches and two other offices that are leased. All of the leases have initial and/or renewal terms that the Company’s management deems adequate to accommodate its present business plans for such locations. The total net book value of the Company’s and subsidiary banks’ investment in premises and equipment was $25.1 million as of December 31, 2006, and $18.2 million as of December 31, 2005. The increase in such investment is the result primarily of the acquisition of Royal Palm in November 2006, and the partial construction of MTSB’s new facility as of December 31, 2006.
Item 3. Legal Proceedings
     The Company and its subsidiary banks are involved in various legal actions arising from ordinary business activities. Management believes that the liability, if any, arising from such actions will not have a material adverse effect on the Company’s financial statements or business.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of 2006.
Item 4A. Executive Officers of Registrant
     The following information is provided for the Company’s executive officers as of January 1, 2007. Messrs. Dugan and Awerkamp are also directors of the Company. The executive officers are elected annually by the Board of Directors.

     Dan S. Dugan, age 66, has served as the Chairman, President and Chief Executive Officer of the Company since 1983 and Chairman of MTSB since 1980. Mr. Dugan served as President and CEO of MTSB from 1980 to 2005. Mr. Dugan has served as a director of the Company since 1983. He also serves as a director of each of the Company’s subsidiaries, MTSB, Marine Bank, Perry, Brown County, Farmers, Mid-America and Royal Palm. He also serves as director of a bank holding company in which the Company holds a minority interest, New Frontier Bancshares, Inc., which operates New Frontier Bank located in St. Charles, Missouri.
     Ted T. Awerkamp, age 49, has served as Vice President and Secretary of the Company since 1994, and the President and CEO of MTSB since 2005. He served as Executive Vice President and Chief Operating Officer of MTSB from 1993 to 2005. Prior to that time, he served as Assistant Vice President and Vice President of MTSB and as President of Hamilton. Mr. Awerkamp has been a member of the Board of Directors of the Company and MTSB since 1994.
     Michael P. McGrath, age 52, has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company since December 2006. He served as Vice President and Treasurer of the Company from 1986 to December 2006 and a Senior Vice President and Controller of MTSB from 2002 to December 2006. From 1985 through 2002, he served as Vice President and Controller of MTSB. Prior to 1985, he was a certified public accountant with the firm of Gray Hunter Stenn LLP in Quincy, Illinois.
     Daniel J. Cook, age 51, has served as Executive Vice President and Chief Investment Officer of the Company since December 2006. He served as Vice President-Investments of the Company from 2005 to December 2006 and Senior Vice President-Investments of MTSB from 2002 to December 2006. Prior to 2002, he served as Vice President-Investments for MTSB. Mr. Cook also has served as President of MII since January 2003. Before joining MTSB in 1993, Mr. Cook was Vice President-Investments of Southwest Bank of St. Louis. He coordinates investment purchases and sales, manages asset/liability allocations, and assists in formulating and executing investment policies for the Company and its subsidiary banks.
     As announced by the Company on September 21, 2006, Mr. Dugan retired as President and Chief Executive Officer of the Company effective February 28, 2007, but remains Chairman of the Board and a director of MTSB, Perry, Farmers, Mid-America, Royal Palm and New Frontier. Effective March 1, 2007, Mr. Awerkamp became President and Chief Executive Officer of the Company and in January 2007 a director of Marine Bank, Brown County and Royal Palm. Mr. McGrath has been appointed Secretary of the Company, replacing Mr. Awerkamp.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The common stock, $.42 par value per share of the Company (the “Common Stock”), the Company’s only capital stock, is registered under the Securities Exchange Act of 1934 and began trading on the American Stock Exchange on February 28, 2005, under the symbol MBR. Prior to that date, the Company’s shares were traded between shareholders and third parties either privately or through market makers utilizing the Over-the-Counter Bulletin Board (the “OTCBB”), a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. During such period, price information concerning trades through the OTCBB was available from the OTCBB.
     Based on information obtained from the American Stock Exchange and the OTCBB, the high and low bid quotations for the Common Stock for each of the quarters of 2006 and 2005, the two last completed fiscal years of the Company, are set forth in the table below. All such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.
     As of December 31, 2006, there were 246 record holders of the Common Stock, which includes 44 holders whose shares are held by The Depository Trust Company, a registered clearing agency, but excludes persons or entities holding stock in nominee or street name through various banks, brokerage houses and other institutions. The exact number of beneficial owners is unknown to the Company at this time.
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
     For the fiscal years 2006 and 2005, the dollar amount of the dividends paid per share of Common Stock are set forth on the table below. All per share amounts have been restated to reflect the three-for-one stock split in June 2006.

	Price Range		Cash Dividends
2006 ($)	High($)	Low($)	Declared Per Share($)
1st Quarter	24.00	19.34	.08
2nd Quarter	22.84	21.17	.08
3rd Quarter	22.50	21.50	.08
4th Quarter	22.62	21.50	.08

2005
1st Quarter	20.00	18.50	.02
2nd Quarter	19.33	18.50	.02
3rd Quarter	20.33	18.75	.02
4th Quarter	19.75	19.18	.24

     There were the following issuer purchases of equity securities (i.e., the Company’s common stock) during the three months ended December 31, 2006:

			Total Number of Shares	Maximum Approximate
Fourth Quarter	Total Number of		Purchased as Part of	Dollar Value of Shares that
2006 Calendar	Shares Purchased	Average Price	Publicly Announced	May Yet Be Purchased Under
Month	(1)	Paid per Share (1)	Plans or Programs (2)	the Plans or Programs (3)
October	2,000	$21.80	2,000	$9,065,543
November	—	$—	—	$9,065,543
December	12,000	$22.35	12,000	$8,797,343
Total	14,000	$22.27	14,000

(1)	The total number of shares purchased and the average price paid per share include, in addition to other purchases, shares purchased in the open market and through privately negotiated transactions by the Company’s 401(k) Profit Sharing Plan. For the months indicated, there were no shares purchased by the Plan.

(2)	Includes only those shares that were repurchased under the Company’s publicly announced stock repurchase program, i.e. the $10 million stock repurchase program approved by the Board on August 15, 2005 and announced on August 17, 2005 (the “2005 Repurchase Program”). Does not include shares purchased by the Company’s 401(k) Profit Sharing Plan.

(3)	Dollar amount of repurchase authority remaining at month-end under the 2005 Repurchase Program, the Company’s only publicly announced repurchase program in effect at such dates. The 2005 Repurchase Program is limited to 589,104 shares (10% of the number of outstanding shares on the date the Board approved the program, adjusted to reflect the three-for-one stock split in June 2006), subject to adjustment, but not to exceed $10 million in repurchases.
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

Company Performance
     Set forth below is a line graph comparing the cumulative total stockholder return on the Company’s common stock over an approximately 22 month period ending on December 31, 2006, with the cumulative total return on the S&P 500 Regional Banks Index and the Russell 2000 Index over the same period, assuming the investment of $100 in each on February 28, 2005, the first date the Company’s common stock was registered with the Securities and Exchange Commission and listed for trading on the American Stock Exchange, and the reinvestment of all dividends.
Comparison of Cumulative Total Return

	Base
	Period
Company/Index	Feb-05	Mar-05	Apr-05	May-05	Jun-05	Jul-05	Aug-05	Sep-05	Oct-05	Nov-05	Dec-05
Mercantile Bancorp, Inc.	$100.00	$103.11	$100.89	$98.67	$100.45	$101.33	$105.78	$104.89	$103.59	$104.44	$104.00

S&P 500 Regional Banks Index	$100.00	$98.99	$100.28	$100.90	$100.79	$103.58	$101.05	$96.87	$100.02	$102.40	$101.07

Russell 2000 Index	$100.00	$97.00	$91.38	$97.26	$100.88	$107.21	$105.12	$105.32	$101.98	$106.82	$106.18

Company/Index	Jan-06	Feb-06	Mar-06	Apr-06	May-06	Jun-06	Jul-06	Aug-06	Sep-06	Oct-06	Nov-06	Dec-06
Mercantile Bancorp, Inc.	$117.33	$115.91	$121.78	$117.33	$113.96	$118.93	$116.27	$116.48	$116.27	$116.80	$117.60	$118.67

S&P 500 Regional Banks Index	$100.83	$103.97	$104.39	$109.67	$105.67	$105.17	$107.88	$106.91	$108.73	$109.62	$108.59	$112.03

Russell 2000 Index	$115.64	$115.23	$120.67	$120.58	$113.71	$114.29	$110.49	$113.64	$114.44	$120.94	$123.98	$124.22

Item 6. Selected Financial Data
     The following selected financial data for each of the five years in the period ended December 31, 2006, have been derived from Mercantile Bancorp, Inc.’s annual consolidated financial statements. The financial data for each of the three years in the period ended December 31, 2006, appears elsewhere in this report. This financial data should be read in conjunction with the financial statements and the related notes thereto appearing in this report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands, except per share data)
BALANCE SHEET ITEMS
Securities	$188,579	$165,066	$173,371	$185,093	$154,375
Loans held for sale	1,660	3,635	3,367	4,619	25,470
Loans	1,031,656	857,648	768,722	637,937	582,682
Allowance for loan losses	10,613	8,082	7,115	5,830	4,941
Total assets	1,422,827	1,137,824	1,040,553	906,160	832,924
Total deposits	1,166,814	946,129	873,427	758,183	684,154
Short-term borrowings	26,338	32,587	21,385	14,367	19,400
Long-term debt	107,249	51,720	49,758	48,185	49,137
Minority interest	9,198	7,561	3,438	263	407
Stockholders’ equity	100,658	91,488	85,982	80,034	74,860

RESULTS OF OPERATIONS
Interest and dividend income	$76,150	$59,780	$49,786	$46,201	$47,694
Interest expense	38,414	24,338	17,993	17,740	20,223
Net interest income	37,736	35,442	31,793	28,461	27,471
Provision for loan losses	3,914	2,368	1,746	2,487	3,906
Noninterest income	13,930	8,547	7,857	8,519	8,974
Noninterest expense	31,616	27,817	25,878	22,986	22,238
Minority interest	792	648	151	43	42
Provision for income taxes	5,025	3,652	3,557	3,153	2,707
Net income	10,319	9,504	8,318	8,311	7,552

CAPITAL RATIOS
Total capital to risk-weighted assets	10.92%	11.75%	10.42%	11.70%	10.80%
Tier 1 capital to risk-weighted assets	9.70%	10.88%	9.55%	10.80%	10.00%
Tier 1 capital to average assets	8.09%	9.00%	7.49%	8.00%	7.90%

PER SHARE DATA
Basic earnings per share (1)	$1.76	$1.62	$1.41	$1.41	$1.38
Cash dividends	0.32	0.30	0.25	0.23	0.21
Book value	17.26	15.64	14.60	13.59	12.71

OTHER INFORMATION
Return on average assets	0.85%	0.88%	0.83%	0.95%	0.95%
Return on average equity	10.84%	10.59%	9.98%	10.52%	10.72%
Dividend payout ratio	18.18%	18.56%	17.45%	16.31%	16.10%
Net interest margin	3.38%	3.55%	3.43%	3.50%	3.72%
Average stockholders’ equity to average assets	7.87%	8.33%	8.34%	9.00%	8.87%
Allowance for loan losses as a percentage of total loans	1.03%	0.94%	0.92%	0.91%	0.81%
Full service offices	22	18	19	18	17

(1)	In January 2006, the Company’s Board of Directors approved a three-for-one stock split. Share and per share data in the selected consolidated financial information have been retroactively restated for the stock split as if it occurred on January 1, 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following is management’s discussion and analysis of the financial condition and results of operations of Mercantile Bancorp, Inc. for the years ended December 31, 2006, 2005, and 2004. It should be read in conjunction with “Business,” “Selected Financial Data,” the consolidated financial statements and the related notes to the consolidated financial statements.
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
Overview
General
     Mercantile Bancorp, Inc. is a seven-bank holding company headquartered in Quincy, Illinois with 25 banking facilities (22 full service offices, 1 stand-alone drive-up facility and 2 mortgage banking facilities) serving 18 communities located throughout west-central Illinois, northern Missouri, eastern Kansas and southwestern Florida. In addition to the seven banks included in its consolidated group, the Company has minority interests in eight other banking organizations located in Missouri, Georgia, Tennessee, North Carolina and Florida. The Company is focused on meeting the financial needs of its markets by offering competitive financial products, services and technologies. It is engaged in retail, commercial and agricultural banking and its core products include loans, deposits, trust and investment management.
     In December 2005, the Company announced plans to consolidate its six Illinois bank affiliates from six separately chartered banks to three. The plan called for combining Security State Bank of Hamilton (“Hamilton”) and State Bank of Augusta (“Augusta”) with and into Marine Bank, and Golden State Bank (“Golden”) with and into Brown County. The consolidation of Golden with and into Brown County was completed in July 2006 and the consolidation of Hamilton and Augusta with and into Marine Bank was completed in November 2006. The mergers of the banks were accounted for using a treatment similar to the pooling of interest method of accounting. The Company expects these mergers to improve efficiencies in its operations through reductions in administrative, regulatory and compliance costs, which in turn will allow the Company to devote greater resources to providing quality products and customer service.
     On November 10, 2006, the Company completed the acquisition of 100% of the outstanding common stock of Royal Palm in a cash transaction valued at $42.8 million. Royal Palm has three locations in southwest Florida including Naples, Marco Island and Fort Myers. At the date of acquisition, Royal Palm had total assets of $187.7 million, loans of $123.0 million and deposits of $138.9 million.
     In January 2006, Heartland opened a mortgage banking operation in a leased facility in Prairie Village, Kansas, a suburb of Kansas City, Kansas, and in December 2006 a full-service branch bank in a leased facility in Kansas City, Missouri
     On July 5, 2006, NorthStar Bancshares, Inc. (“NorthStar”) sold its outstanding capital stock (including the Company’s 19.6% equity interest) to Enterprise Financial Services Corp. (“Enterprise”) of Clayton, Missouri in a cash and stock transaction. The agreement entitled the Company to receive, for each of its 228,392 shares of NorthStar, $5.895 in cash and .918 share of Enterprise common stock, less .231 share of Enterprise placed in escrow as a reserve against potential losses incurred by Enterprise resulting from certain NorthStar loans as well as breach of contract by NorthStar (“the contingency”). The balance of the Company’s equity method investment and related unamortized core deposit intangible totaled approximately $3.9 million as of the date of the sale. The Company received approximately $1.3 million in cash and 156,964 shares of Enterprise, valued at approximately $4.0 million. In addition, 52,759 shares of Enterprise, valued at approximately $1.4 million, were placed in escrow and allocated to the Company. The Company will not recognize the gain on the shares in escrow until the contingency is resolved. The amount of the cash and value of Enterprise stock received in the transaction, excluding the stock placed in escrow, in excess of the unamortized cost totaled approximately $1.5 million and was recorded as a gain. The Enterprise stock received represents approximately 1.4% of the outstanding common stock of Enterprise and was recorded as an available-for-sale investment of the Company. Enterprise stock is publicly traded on the NASDAQ exchange under the symbol “EFSC”.

     On November 1, 2006, GBC Bancorp, Inc. (“GBC”), in which the Company owned a 5.0% equity interest, merged with First Charter Corporation (“First Charter”) of Charlotte, North Carolina in a cash and stock transaction. The agreement entitled the Company to receive, for each of its 82,460 shares of GBC, $47.74 in cash or 1.989 shares of First Charter common stock. The Company elected the stock option and received 164,012 shares of First Charter, valued at approximately $4.0 million. The balance of the Company’s cost method investment totaled approximately $1.2 million as of the date of the sale, resulting in a gain of approximately $2.8 million. The First Charter stock received represents approximately 0.5% of the outstanding common stock of First Charter and was recorded as an available-for-sale investment of the Company. First Charter stock is publicly traded on the NASDAQ exchange under the symbol “FCTR”.
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
Improving Core Profitability
     The strategic plan is focused on improving the core profitability of the franchise, specifically as measured by earnings per share. Earnings per share for the years ended December 31, 2006, 2005, and 2004 were $1.76, $1.62, and $1.41, respectively. Management believes that the improvement in profitability and earnings per share will be accomplished through the following initiatives.
Growth
     The Company’s primary objective has been to grow the organization in the markets it currently serves, which are predominantly rural communities. However, the Company also is engaged in an effort to diversify its business by expanding into urban areas that are not so dependent on the agricultural economy. In this regard, the Company has acquired equity interests in several banking organizations located in larger cities or suburban communities near larger cities. In 2006, the Company entered the high-growth market in southwest Florida with its purchase of 100% of the outstanding common stock of Royal Palm Bancshares, Inc. in Naples, Florida.

     The Company has further pursued diversification over the past several years by acquiring minority equity interests in de novo (startup) or relatively new banks located in or near larger metropolitan areas such as New Frontier Bancshares, Inc. in St. Charles, Missouri (a suburb of St. Louis), NorthStar Bancshares, Inc. in Liberty, Missouri (a suburb of Kansas City), Integrity Bank in Jupiter, Florida (located near West Palm Beach), GBC Bancorp, Inc. in Lawrenceville, Georgia (a suburb of Atlanta), Premier Bancshares, Inc. in Jefferson City, Missouri, Premier Community Bank of the Emerald Coast in Crestview, Florida (located on the Gulf Coast in the Florida panhandle), Paragon National Bank in Memphis, Tennessee and Integrity Bancshares, Inc. in Alpharetta, Georgia (a suburb of Atlanta). Management feels that these investments offer the Company excellent potential for growth in value, as they are located in more densely populated, higher growth areas.
     The Company’s goal in purchasing minority interest positions in banks with high-growth potential is to either acquire controlling interest at some point in the future, or to realize gains on the sale of the investments. This strategy produced excellent results in 2006, as the Company sold two of its investments, NorthStar and GBC. These sales created significant gains in 2006 and resulted in the Company’s acquisition of stock in two other bank holding companies as partial consideration for the sales. The Company’s shares of NorthStar were partially exchanged for shares of Enterprise Financial Services, Inc. of Clayton, Missouri (a suburb of St. Louis), while the GBC stock was exchanged for shares in First Charter Corporation of Charlotte, North Carolina. Both Enterprise and First Charter meet the Company’s criteria of well-managed banks in high-growth markets, and offer further potential for the Company to realize gains on these holdings.
     The Company’s total assets have grown from $832.9 million at December 31, 2002 to $1.4 billion at December 31, 2006. The Company believes that as it continues to grow it will be able to take advantage of the economies of scale typically enjoyed by larger organizations. For example, most large institutions have a lower efficiency ratio than do community banks. The Company’s mergers of its Illinois banks, from six separate charters to three, is expected to improve efficiencies through reduction of overhead costs. Management feels that the investments made in infrastructure and product offerings are sufficient to support a much larger organization, and thus increases in noninterest expenses going forward should be lower than its proportional increase in assets and revenues. The effect of these trends going forward should have a positive impact on profitability.
Balance Sheet Repositioning
     Although the Company has been successful in developing business in its markets in west-central Illinois and northeast Missouri, management feels that the potential for continued growth in these areas is not as strong as urban and suburban areas that are less dependent upon the agricultural economy, and as a result, has pursued diversification over the past several years by acquiring equity interests in banks located in or near larger metropolitan areas. In addition, the Company has utilized the relationships established with these banks to purchase commercial, residential real estate and commercial real estate loan participations, which serves to increase the volume of loans as well as diversifying the geographic concentration in the loan portfolio. The Company believes that by expanding beyond its traditional markets, it will have the opportunity to improve the proportion of loans on the balance sheet relative to earning assets. With continued emphasis on loan growth as well as opportunities to restructure liabilities to reduce the cost of funds, the Company expects to see an increase in net interest margin that would result in a higher level of profitability. In order to achieve the increase in net interest margin, management focuses on increasing average loans as a percentage of total assets, average earning assets as a percentage of total assets, and average earning assets as a percentage of interest-bearing liabilities. The Company’s average loans to total assets increased from 74.9% as of December 31, 2005 to 75.0% as of December 31, 2006. However, average earning assets to total assets decreased slightly from 92.6% as of December 31, 2005 to 92.3% as of December 31, 2006 and average earning assets to interest-bearing liabilities decreased slightly from 113.2% as of December 31, 2005 to 112.3% as of December 31, 2006. These decreases in the earning asset ratios in 2006 were primarily attributable to the Company’s acquisition of Royal Palm, resulting in an increase in goodwill of $26.6 million, as well as the addition of $6.9 million of premises and equipment, largely due to the Royal Palm acquisition and the partial construction of a new banking center at MTSB.

Increase Cross-Selling
     In addition to enhancing noninterest income, the Company believes its residential mortgage banking and trust and investment management departments will continue to provide substantial opportunities to cross-sell among the client bases of the different lines of business. The Company has been successful in cross-selling loan and deposit products to mortgage banking and trust customers, as well as selling trust and investment management products to existing bank customers. To build on this success, management has instituted training programs to further enhance cross-selling efforts and continue to develop ways to create incentives for employees to cross-sell services. The Company’s goal is to generate noninterest income of 10% to 20% of total revenue. Noninterest income to total revenue was 15.5% for the year ended December 31, 2006 and 12.5% for the year ended December 31, 2005.
     In January 2005, MTSB hired a new trust officer who is operating out of an office located in the New Frontier facility in St. Charles, Missouri. Management believes that this is an opportunity to increase noninterest income by providing trust services, as well as cross-selling other bank products, to a larger and rapidly growing market, and that the commitment to high-quality, personalized service will enable the Company to compete effectively with existing providers in the area. As of December 31, 2006, this office has generated approximately $9.5 million in assets under management and in custodial accounts. Additionally, marketing efforts targeted at area lawyers and estate planning professionals have created the potential for increased estate and trust fees in the future. In March 2007, MTSB hired a second trust officer for the St. Charles office in order to meet the demand for wealth management services in this high-growth area.
     During 2005, Farmers entered into employment contracts with five licensed securities brokers based at the St. Joseph, Missouri banking facility to provide, on behalf of the bank, personal financial advisory services, including the sale of non-deposit investment products through a national securities clearing house. During 2006, Heartland entered into a similar arrangement with a broker based out of its Prairie Village, Kansas banking facility. Compensation for each broker is based on a percentage of the commissions generated on the sale of the investment securities. In addition, the banks have entered into advanced compensation agreements with the brokers, whereby the bank prepays commissions in three installments over a period of six years for Farmers, and in a one-time payment for Heartland. The banks have recorded payments made under the agreements totaling approximately $1.2 million in “other assets”, which is being amortized to other noninterest expense as earned. The brokers are responsible for repayment of a proportionate share of the advance if the brokers are no longer employed by the bank during any period for which an advanced payment was made. Additional advanced compensation payments will be approximately $375 thousand in 2008 and 2011. Management is confident that this strategy of employing experienced brokers with an existing customer base will be a significant source of fee income from the brokerage operation, as well as providing an excellent opportunity to cross-sell the brokerage customers into other banking products and services. In 2006, its first full year, the brokerage operation at Farmers generated revenue of $720 thousand, compared to $58 thousand in 2005. Heartland’s brokerage operation was established late in 2006, and generated revenue of only $30 thousand for the year. Management feels that brokerage fee income will continue to grow, and is exploring opportunities to establish brokerage operations at the Company’s other subsidiaries.
Asset Quality
     The Company has placed great emphasis on maintaining strong asset quality. In addition to the use of traditional credit measures, a quarterly review of each subsidiary bank’s loan portfolio is performed by a team of employees independent of the lending function to assist in strengthening the credit review process and setting performance benchmarks in the areas of nonperforming assets, charge-offs, past dues, and loan documentation. The results of this continued focus on asset quality are evidenced by the non-performing loans and non-performing other assets ratio of .65% as of December 31, 2006 and .64% as of December 31, 2005. The slight increase in this ratio in 2006 was due to the acquisition of Royal Palm, which had $2.7 million in non-accrual loans at December 31, 2006. Management is confident that these loans can be monitored to prevent further deterioration of credit quality, and that the non-performing asset ratio will trend downward. Net charge-offs to average total loans were .34% for the year ended December 31, 2006 and .17% for the year ended December 31, 2005. The increase in the net charge-off ratio in 2006 was due to a single commercial loan of $1.5 million charged off by MTSB in December 2006.

Results of Operations
     The Company generates the majority of its revenue from interest on loans, income from investment securities and service charges on customer accounts. These revenues are offset by interest expense paid on deposits and other borrowings and noninterest expense such as administrative and occupancy expenses. Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest margin is determined by dividing net interest income by average interest-earning assets. Interest and dividend income is the largest source of revenue, representing 85% of total revenue during 2006 and 87% of total revenue during 2005. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin.
     The Company’s net interest margin declined in 2006, primarily due to the shift in spread between long-term and short-term rates. That spread, using the 10-year Treasury note as the long-term benchmark and the federal funds target rate as short-term, was approximately 390 basis points in June 2004 when the Federal Reserve began increasing the target federal funds rate, but had dropped to approximately a negative 50 basis points by December 2006, creating an inverted yield curve. The impact of the inverted curve was a compression of net interest margin, as more assets are tied to the long end of curve, while more liabilities are tied to the short end. Rates on residential mortgage loans, in particular, remained low relative to deposit and borrowing rates. Despite this challenging rate environment, the Company was able to increase net interest income largely due to growth in the volume of earning assets (primarily loans), with the ability to take advantage of the higher rate environment also contributing to the increase. Net interest margins were 3.38%, 3.55%, and 3.43%, for the years ended December 31, 2006, 2005, and 2004, respectively.
     Management believes that interest rates will remain flat through most of 2007 before a gradual decline beginning in the fourth quarter, and that the Company is positioned to take advantage of this environment. A reduction in rates should result in the yield curve returning to historical spread levels, easing the pressure on funding costs for the Company, and thereby improving net interest margins. The Company’s strategy is to increase net interest income by aggressively monitoring its asset base for opportunities to improve yields, by continuing to focus on loan growth and loan and securities repricing opportunities, while monitoring liabilities to limit increases in cost of funds by considering alternative funding sources. The Company plans to continue its growth, both internally and through acquisitions, by utilizing management’s underwriting and credit administration skills to generate high-quality loans. Funding for this loan growth will be provided primarily by attracting additional deposits in the Company’s local markets, but alternative sources, such as brokered deposits, repurchase agreements and Federal Home Loan Bank advances, will be considered if competitive pressures drive the cost of local deposits too high.
     Net income was $10.3 million, $9.5 million, and $8.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Net income for the year ended December 31, 2006 increased $815 thousand or 8.6% from $9.5 million for 2005. The main factors contributing to the increase in net income in 2006 were a $2.3 million increase in net interest income and a $5.4 million increase in noninterest income, offset somewhat by a $1.5 million increase in provision for loan losses, a $3.8 million increase in noninterest expense, a $144 thousand increase in minority interest and a $1.3 million increase in provision for income taxes. Basic earnings per share were $1.76, $1.62, and $1.41 for the years ended December 31, 2006, 2005, and 2004, respectively.
Financial Condition
     Total assets at December 31, 2006 were $1.4 billion compared with $ 1.1 billion at December 31, 2005, an increase of $285.0 million or 25.0%, primarily attributable to the acquisition of Royal Palm. Total loans, including loans held for sale, at December 31, 2006 were $1.0 billion compared with $861.3 million at December 31, 2005, an increase of $172.0 million or 20.0%. Total deposits at December 31, 2006 were $1.2 billion compared with $946.1 million at December 31, 2005, an increase of $220.7 million or 23.3%. Total stockholders’ equity at December 31, 2006 was $100.7 million compared with $91.5 million at December 31, 2005, an increase of $9.2 million or 10.0%.

     The Company’s growth in its loan portfolio was the primary factor contributing to the increase in net income in 2006. The quality of the loan portfolio has remained strong, despite a slight increase in the ratio of non-performing loans and nonperforming other assets to total loans. The allowance for loan losses, as a percentage of total loans, increased as of December 31, 2006, compared with December 31, 2005, lessening the impact on earnings from future losses in the loan portfolio. Nonperforming loans and nonperforming other assets to total loans increased .01% to .65% of loans as of December 31, 2006 from .64% of loans as of December 31, 2005. The allowance for loan losses, as a percentage of total loans, increased to 1.03% as of December 31, 2006 from .94% as of December 31, 2005. The provision for loan losses increased $1.5 million to $3.9 million for 2006 from $2.4 million for 2005. Interest rate risk exposure is actively managed and relatively low, and the Company believes it will be able to effectively respond to changes in the interest rate environment in order to enhance net interest margin.
     Capital
     As of December 31, 2006 and 2005, the Company and each of its subsidiary banks was categorized as well-capitalized under the capital adequacy guidelines established by the bank regulatory agencies. It is management’s opinion that the healthy capital base, as evidenced by the well-capitalized positions of each of the subsidiaries, puts the Company in excellent position to take advantage of future growth and acquisition opportunities.
Return on Equity and Assets

	2006	2005	2004
Return on assets (net income divided by average total assets)	0.85%	0.88%	0.83%
Return on equity (net income divided by average equity)	10.84%	10.59%	9.98%
Dividend payout ratio (dividends per share divided by net income per share)	18.18%	18.56%	17.45%
Equity to assets ratio (average equity divided by average total assets)	7.87%	8.33%	8.34%
Summary of Banking Subsidiaries and Cost and Equity Method Investments
     The Company’s consolidated income is generated primarily by the financial services activities of its subsidiaries. Since the Company was established in 1983, it has acquired six wholly owned banks, one majority-owned bank, and minority interests in eight other unconsolidated banking organizations. The following table illustrates the amounts of net income contributed by each of the consolidated subsidiaries (on a pre-consolidation basis) since January 1, 2004, less purchase accounting adjustments.

		12/31/06
	Date	Ownership			Pre-consolidated Net Income
Subsidiary	Acquired	Percentage	2006		2005		2004
					(dollars in thousands)
Mercantile Trust & Savings Bank	4/15/83	100.00%	$5,571	49.9%	$5,849	49.7%	$4,578	50.3%
Marine Bank & Trust	4/02/91	100.00%	1,563	14.0%	1,777	15.1%	1,750	19.3%
Perry State Bank	10/04/94	100.00%	1,601	14.3%	1,441	12.2%	1,074	11.8%
Brown County State Bank	12/07/97	100.00%	882	7.9%	948	8.0%	833	9.2%
Farmers State Bank of Northern Missouri	10/4/99	100.00%	(246)	(2.2)%	358	3.0%	600	6.6%
Mid America Bancorp, Inc.	2/28/05	52.73%	1,655	14.8%	1,407	12.0%	249	2.8%
Royal Palm Bancorp, Inc.	11/10/06	100.00%	148	1.3%	—	0.0%	—	0.00%

Total			$11,174	100.0%	$11,780	100.0%	$9,084	100.0%

     During 2006, Mid-America issued a total of 8,002 shares of its common stock to minority shareholders, resulting in the Company’s percentage ownership of Mid-America decreasing to 52.7% as of December 31, 2006 from 55.6% as of December 31, 2005.
     The following table details the Company’s equity method investments in common stock of other banking organizations that are not consolidated with the Company:

	(1)
	New Frontier Bancshares, Inc.
	Number of
Date	Shares	Cost
	(dollars in thousands)
7/10/00	12,000	$1,320
10/09/01
2/01/02
8/27/02	2,300	300
1/03/03	4,100	500
5/08/03	3,600	450
6/23/03	3,396	424
7/02/03
8/29/03
10/17/03
12/22/03
1/13/05	3,937	984
6/01/05
8/10/05	3,314	829

Original Cost (2)		$4,807

Carrying value as of 12/31/06	32,647	$4,119

Ownership Percentage as of 12/31/06	36.8%

(1)	New Frontier Bancshares, Inc. is a privately held bank holding company located in St. Charles, Missouri, with total assets of $153,797 as of December 31, 2006.

(2)	Includes gross core deposit intangibles.

     The following table details the Company’s cost method investments in common stock of other banking organizations that are not consolidated with the Company:

	(1)
	Premier Community Bank of the		(2)		(3)
	Emerald Coast		Integrity Bank		Premier Bancshares, Inc.
	Number of		Number of		Number of
Date	Shares	Cost	Shares	Cost	Shares	Cost
	(dollars in thousands)
12/02/03			69,500	$695
11/29/05					50,000	$1,000
12/14/05					25,000	500
06/21/06	99,500	$995

Total as of 12/31/06	99,500	$995	69,500	$695	75,000	$1,500

Ownership Percentage as of 12/31/06	4.98%		5.0%		0.7%

(1)	Premier Community Bank of the Emerald Coast is a publicly held bank holding company located in Crestview, Florida, with total assets of $32.0 million as of December 31, 2006.

(2)	Integrity Bank is a privately held bank located in Jupiter, Florida with total assets of $105.8 million as of December 31, 2006.

(3)	Premier Bancshares, Inc. is a privately held bank holding company located in Jefferson City, Missouri, with total assets of $1.2 billion as of December 31, 2006.
Critical Accounting Policies
     The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the years ended December 31, 2006 and 2005. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.
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

Results of Operations
Summary
     2006 versus 2005. The Company reported net income of $10.3 million for the year ended December 31, 2006, an increase of $815 thousand or 8.6% from $9.5 million for 2005. Basic earnings per share for the year ended December 31, 2006 increased to $1.76 from $1.62 in 2005. The main factors contributing to the increase in net income in 2006 were an increase in net interest income of $2.3 million and an increase in noninterest income of $5.4 million, offset somewhat by an increase in provision for loan losses of $1.5 million, an increase in noninterest expense of $3.8 million, an increase in minority interest of $144 thousand and an increase in provision for income taxes of $1.3 million.
     The 2006 increase in net interest income of $2.3 million was the result of an increase in interest and dividend income of $16.4 million, partially offset by an increase in interest expense of $14.1 million. The increase in net interest income was due to growth in interest-earning assets, primarily loans, as well as improved yields resulting from the higher interest rate environment in 2006 compared to 2005. The net interest margin decreased to 3.38% for the year ended December 31, 2006 compared to 3.55% for 2005, primarily due to the impact of the inverted yield curve causing rates on interest-bearing liabilities to rise faster than yields on interest-earning assets. Management believes that interest rates will remain flat through most of 2007 before a gradual decline beginning in the fourth quarter, which should ease the pressure on funding costs and improve net interest margin.
     The 2006 increase in provision for loan losses of $1.5 million was attributable to an increase of $1.7 million in net charge-offs in 2006. The additional charge-offs in 2006 were largely the result of MTSB charging off $1.5 million of a commercial loan to a construction contractor whose business failed in 2006. The ratio of non-performing loans to total loans increased to .62% as of December 31, 2006, compared to .58% as of December 31, 2005. The increase in non-performing loans was primarily due to the November 2006 acquisition of Royal Palm, which has several non-accrual loans that management expects to collect without incurring any losses. Management feels that it has adequately reserved for any potential losses in the loan portfolio, and expects both charge-offs and the ratio of non-performing loans to total loans to trend downward. This expectation is due to healthy economies showing signs of continued growth in the Company’s market areas, and the Company’s ability to utilize its underwriting and credit administration skills to generate high-quality loans.
     The 2006 increase in noninterest income of $5.4 million was primarily due to increases in fiduciary activities of $281 thousand, brokerage fees of $690 thousand and net gains on sales of equity and cost method investments of $4.3 million. The increase in fiduciary activities was due to growth in assets under management of the Company’s trust departments from $458 million as of December 31, 2005 to $526 million as of December 31, 2006, with most of that growth coming from institutional and employee benefit accounts. The increase in brokerage fees was primarily attributable to expansion of the brokerage operation established at Farmers in 2005. The increase in net gains on sales of equity and cost method investments was due to the 2006 sales of the Company’s interests in NorthStar Bancshares, Inc. and GBC Bancorp, Inc. In July 2006, the Company received approximately $1.3 million in cash and 156,964 shares of Enterprise Financial Services, Inc. common stock, valued at approximately $4.0 million, in exchange for its 19.6% equity interest in NorthStar. The unamortized cost of the NorthStar investment at the date of sale was approximately $2.8 million, resulting in a gain of approximately $1.5 million. In November 2006, the Company received 164,012 shares of First Charter Corporation common stock, valued at approximately $4.0 million, in exchange for its 5.0% equity interest in GBC. The unamortized cost of the GBC investment at the date of sale was approximately $1.2 million, resulting in a gain of approximately $2.8 million.

     The 2006 increase in noninterest expense of $3.8 million was largely due to increases in salaries and employee benefits of $2.3 million, professional fees of $421 thousand, and other noninterest expense of $918 thousand. The increase in salaries and employee benefits was due to cost of living adjustments, the November 2006 acquisition of Royal Palm, additional expense due to Farmer’s brokerage division operating for the full year in 2006, increased staffing at Heartland due to the opening of two branches in 2006, and increased employee medical insurance expense. The increase in professional fees was primarily attributable to expanded investor relations efforts, consulting fees related to the consideration of acquisition opportunities, and the consolidation of the Company’s Illinois subsidiaries from six separately chartered banks to three. The increase in other noninterest expense was primarily due to the November 2006 acquisition of Royal Palm, growth at Heartland and the settlement of a lawsuit related to the brokerage operation at Farmer’s branch in St. Joseph, Missouri.
     The 2006 increase in minority interest of $144 thousand was attributable to the improvement in Mid-America’s pre-consolidated net income, which increased from $1.4 million in 2005 to $1.7 million in 2006.
     The 2006 increase in provision for income taxes of $1.3 million was primarily due to an increase in net income before taxes plus the effect of a nonrecurring credit to income tax expense in 2005 due to increasing the effective tax rate utilized to inventory deferred tax assets of Mid-America. This credit resulted in an effective tax rate of 32.7% for 2006 compared to 27.8% for 2005.
     The Company’s return on average assets was .85%, .88%, and .83% for the years ended December 31, 2006, 2005, and 2004, respectively, and return on average equity was 10.84%, 10.59%, and 9.98% for the years ended December 31, 2006, 2005, and 2004, respectively.
     2005 versus 2004. The Company reported net income of $9.5 million for the year ended December 31, 2005, an increase of $1.2 million or 14.4% from $8.3 million for 2004. Basic earnings per share for the year ended December 31, 2005 increased to $1.62 from $1.41 in 2004. The main factors contributing to the increase in net income in 2005 were an increase in net interest income of $3.6 million and an increase in noninterest income of $690 thousand, offset somewhat by an increase in provision for loan losses of $622 thousand, an increase in noninterest expense of $1.9 million, an increase in minority interest of $497 thousand and an increase in provision for income taxes of $95 thousand.
     The 2005 increase in net interest income of $3.6 million was the result of an increase in interest and dividend income of $10.0 million, partially offset by an increase in interest expense of $6.4 million. The increase in net interest income was largely due to growth in interest-earning assets, primarily loans. However, the Company also benefited from the higher interest rate environment created when the Federal Reserve began increasing rates in June 2004. The net interest margin increased to 3.55% for the year ended December 31, 2005 compared to 3.43% for 2004. The 2005 increase in provision for loan losses of $622 thousand was primarily attributable to an increase of $464 thousand in net charge-offs in 2005, as well as overall growth of the loan portfolio. The additional charge-offs in 2005 were largely a result of deteriorating credit quality of several large commercial borrowers, along with an increase in individual bankruptcy filings. Although net charge-offs increased, the Company’s ratio of non-performing loans to total loans held steady at .58% as of December 31, 2004 and 2005. The 2005 increase in noninterest income of $690 thousand was primarily due to increases in fiduciary activities of $240 thousand, other service charges and fees of $132 thousand and other noninterest income of $286 thousand. The increase in fiduciary activities was due to growth in assets under management of the Company’s trust departments from $439 million as of December 31, 2004 to $458 million as of December 31, 2005, as well as additional executor fees generated in 2005. The increase in other service charges and fees was attributable to growth in interchange revenue from debit card transactions, as well as an increase in brokerage and financial advisory service fees. The increase in other noninterest income was primarily due to a non-recurring commission negotiated in a new contract with a customer check vendor in October 2005, as well as increased commissions on the sales of checks and other customer service items during the year.

     The 2005 increase in noninterest expense of $1.9 million was largely due to increases in salaries and employee benefits of $755 thousand, net occupancy expense of $574 thousand, and other noninterest expense of $447 thousand. The increase in salaries and employee benefits was due to cost of living adjustments, additional expense due to Mid-America’s inclusion in the consolidated financial statements for the full year in 2005, increased employee medical insurance expense and a nonrecurring increase in 2005 to the liability for post-retirement benefits. The increase in net occupancy expense was primarily due to the impact of a nonrecurring charge related to an adjustment in the write-off period of leasehold improvements made to certain facilities to match the original lease terms. The increase in other noninterest expense was due to additional expenses as a result of Mid-America’s inclusion in the consolidated financial statements for the full year in 2005.
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
     The Company’s return on average assets was .88% and .83% for the years ended December 31, 2005 and 2004, respectively, and return on average equity was 10.59% and 9.98% for the years ended December 31, 2005 and 2004, respectively.
Earning Assets, Sources of Funds, And Net Interest Margin
     Net interest income represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Company’s earnings. Interest rate fluctuations, as well as changes in the amount and type of interest-earning assets and interest-bearing liabilities, combine to affect net interest income. Changes in the amount and mix of interest-earning assets and interest-bearing liabilities are referred to as a “volume change” and changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds are referred to as a “rate change.”
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

Consolidated Average Balance Sheets
     The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earnings assets, the interest expense paid for interest-bearing liabilities, and the related interest rates:

	At
	December 31	Years Ended December 31,
	2006	2006			2005			2004
	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Cost	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing demand deposits	5.10%	$21,703	$767	3.53%	$11,796	$358	3.03%	$8,317	$170	2.04%
Federal funds sold	5.00%	11,117	577	5.19%	4,461	134	3.00%	5,798	84	1.45%
Securities
Taxable
U.S. treasuries and government agencies	4.26%	16,572	777	4.69%	6,665	219	3.29%	3,932	152	3.87%
Mortgage-backed securities	4.63%	42,906	2,062	8.81%	55,067	2,316	4.21%	72,532	2,869	3.96%
Other securities	6.82%	62,952	2,935	4.66%	61,530	2,256	3.67%	63,685	2,128	3.34%

Total taxable		122,430	5,774	4.72%	123,262	4,791	3.89%	140,149	5,149	3.67%
Non-taxable – State and political subdivision (3)	3.59%	48,991	1,783	3.64%	46,635	1,775	3.81%	39,917	1,553	3.89%
Loans (net of unearned discount) (1)(2)	7.33%	907,671	67,060	7.39%	806,955	52,487	6.50%	728,388	42,571	5.84%
Federal Home Loan Bank stock	3.75%	5,654	189	3.34%	5,287	235	4.44%	4,895	259	5.29%

Total interest-earning assets (1)		$1,117,566	$76,150	6.81%	$998,396	$59,780	5.99%	$927,464	$49,786	5.37%

Cash & due from banks		$25,153			$23,387			$22,752
Premises and equipment		19,313			17,301			15,857
Foreclosed assets held for sale, net		411			509			729
Equity method investment in common stock		5,641			6,433			4,702
Cost method investment in common stock		3,715			1,849			1,849
Interest receivable		8,758			7,040			6,295
Cash surrender value of life insurance		16,450			15,617			15,026
Allowance for loan loss		(8,812)			(7,513)			(6,766)
Other		22,305			14,939			11,572

Total assets		$1,210,500			$1,077,958			$999,480

Liabilities
Interest-bearing transaction deposits	1.53%	$107,126	$1,499	1.40%	$110,763	$1,066	0.96%	$110,643	$516	0.47%
Savings deposits	2.50%	54,572	876	1.61%	54,372	536	0.99%	45,409	240	0.53%
Money-market deposits	3.20%	124,484	4,165	3.35%	100,227	1,925	1.92%	96,682	905	0.94%
Time and brokered time deposits	4.62%	610,202	26,531	4.35%	544,096	17,658	3.25%	498,288	13,815	2.77%
Short-term borrowings	5.25%	28,738	1,389	4.83%	22,272	676	3.04%	19,801	286	1.44%
Long-term debt	6.02%	69,797	3,954	5.66%	50,011	2,477	4.95%	51,281	2,231	4.35%

Total interest-bearing liabilities		$994,919	$38,414	3.86%	$881,741	$24,338	2.76%	$822,104	$17,993	2.19%

Demand deposits		$101,302			$93,450			$85,197
Interest payable		4,698			2,828			2,113
Other liabilities		6,064			4,783			3,552
Minority interest		8,301			5,386			3,149
Stockholders’ equity		95,216			89,770			83,365

Total Liabilities and Stockholders’ Equity		$1,210,500			$1,077,958			$999,480

Interest spread				2.95%			3.23%			3.18%
Net interest income			37,736			35,442			31,793
Net interest margin				3.38%			3.55%			3.43%

Interest-earning assets to interest-bearing liabilities		112.33%			113.23%			112.82%

(1)	Non-accrual loans have been included in average loans, net of unearned discount

(2)	Includes loans held for sale

(3)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.

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

	Years Ended December 31, 2006, 2005 and 2004
	Year 2006 vs. 2005 Change			Year 2005 vs. 2004 Change
	Average	Average	Total	Average	Average	Total
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
	(dollars in thousands)
Increase (decrease) in interest income:
Interest-bearing bank deposits	$342	$67	$409	$87	$101	$188
Federal funds sold	298	145	443	(23)	73	50
Investment securities:
U.S. treasuries and agencies	433	125	558	93	(26)	67
Mortgage-backed securities	(556)	302	(254)	(725)	172	(553)
States and political subdivision (1)	88	(80)	8	256	(34)	222
Other securities	53	626	679	(74)	202	128
Loans (net of unearned discounts)	6,977	7,596	14,573	4,845	5,071	9,916
Federal Home Loan Bank stock	15	(61)	(46)	20	(44)	(24)

Change in interest income (1)	7,650	8,720	16,370	4,479	5,515	9,994

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	(36)	469	433	1	549	550
Savings deposit	2	338	340	55	241	296
Money-market deposits	551	1,689	2,240	34	986	1,020
Time and brokered time deposits	2,337	6,536	8,873	1,346	2,497	3,843
Short-term borrowings	234	479	713	40	350	390
Long-term debt	1,083	394	1,477	(56)	302	246

Change in interest expense	4,171	9,905	14,076	1,420	4,925	6,345

Increase (decrease) in net interest income (1)	$3,479	$(1,185)	$2,294	$3,059	$590	$3,649

(1)	The tax exempt income for state and political subdivision is not recorded on a tax equivalent basis.
     2006 versus 2005. Average earning assets increased 11.9% or $119.2 million to $1.1 billion during the year ended December 31, 2006 from the December 31, 2005 average balance of $998.4 million. The average balance of loans increased 12.5% or $100.7 million to $907.7 million during 2006 from the December 31, 2005 average balance of $807.0 million. Approximately $36 million of the growth in average loan balances was generated at Mid-America, which is one of the Company’s more rapidly growing subsidiaries, another $15 million was due to the November 2006 acquisition of Royal Palm, with the remainder attributable to moderate growth at the other subsidiary banks. Management believes that loan growth will continue at these levels, through both new acquisitions and growth at its subsidiary banks as the economy improves, and particularly as Mid-America gains market share in the greater Kansas City area. The average balance of U.S. treasury and government agency securities increased 148.6% or $9.9 million to $16.6 million during 2006 from the December 31, 2005 average balance of $6.7 million. The average balance of mortgage-backed securities decreased 22.1% or $12.2 million to $42.9 million during 2006 from the December 31, 2005 average balance of $55.1 million. The average balance of other securities, primarily collateralized mortgage obligations, increased 2.3% or $1.5 million to $63.0 million during 2006 from the December 31, 2005 average balance of $61.5 million. The average balance of nontaxable state and political subdivision securities increased 5.1% or $2.4 million to $49.0 million during 2006 from the December 31, 2005 average balance of $46.6 million. The purchase of additional U.S. treasury and government agency securities and nontaxable state and political subdivision securities in 2006 reflected the attractive yields and cash flow characteristics of those securities relative to other investment opportunities.

     The balance of interest-bearing liabilities averaged $994.9 million at December 31, 2006, an increase of $113.2 million or 12.8% from the December 31, 2005 average balance of $881.7 million. The average balance of money market deposits increased 24.2% or $24.3 million to $124.5 million during 2006 from the December 31, 2005 average balance of $100.2 million. The average balance of time and brokered time deposits increased 12.1% or $66.1 million to $610.2 million during 2006 from the December 31, 2005 average balance of $544.1 million. Approximately $26 million of the growth in average time and brokered time deposits was generated at Mid-America, which is one of the Company’s more rapidly growing subsidiaries, another $13 million was due to the November 2006 acquisition of Royal Palm, with the remainder attributable to moderate growth at the other subsidiary banks. The average balance of long-term debt increased 39.6% or $19.8 million to $69.8 million during 2006 from the December 31, 2005 average balance of $50.0 million, due to the additional debt incurred to finance the Royal Palm acquisition. Lesser increases were experienced in the average balances of savings deposits and short-term debt, with a slight decrease in interest-bearing transaction deposits.
     The balance of noninterest-bearing demand deposits averaged $101.3 million at December 31, 2006, an increase of $7.8 million or 8.4% from the December 31, 2005 average balance of $93.5 million. Mid-America accounted for approximately $7.5 million of the increase in 2006.
     Management is confident it can continue to attract additional deposits in the future by researching its customer base and designing products to fit their needs, as well as monitoring interest rates to minimize cost while maintaining a competitive position in its markets. Mid-America and Royal Palm, in particular, are expected to increase their deposit bases significantly as they gain market share in the greater Kansas City and southwest Florida areas.
     The Company’s net interest margin expressed as a percentage of average earning assets was 3.38% for the year ended December 31, 2006 a decrease of 17 basis points from 3.55% in 2005. The interest spread, expressed as the difference between yield on average earning assets and the cost of average interest-bearing liabilities, was 2.95% for the year ended December 31, 2006, a decrease of 28 basis points from 3.23% for the same period in 2005.
     Interest income increased $16.4 million or 27.4% to $76.2 million for the year ended December 31, 2006, as compared to interest income of $59.8 million for the year ended December 31, 2005. The increase in interest income is due to growth of average interest-earning assets, primarily loans, as well as improved yields resulting from the higher interest rate environment in 2006 compared to 2005. The average yield on interest-earning assets increased 82 basis points to 6.81% for the year ended December 31, 2006 as compared to 5.99% for 2005.
     Interest expense increased $14.1 million or 57.8% to $38.4 million for the year ended December 31, 2006 as compared to interest expense of $24.3 million for the year ended December 31, 2005. The increase in interest expense is attributable primarily to the growth in the average balance of money market deposits, time and brokered time deposits and long-term debt, as well as an increase in the rates paid on all interest-bearing liabilities. The increase in rates paid on liabilities for 2006 was consistent with the increase in general market rates as dictated by the Federal Reserve. The average rate paid on interest-bearing liabilities rose 110 basis points to 3.86% for 2006 as compared to 2.76% for 2005.
     Net interest income increased $2.3 million or 6.5% for the year ended December 31, 2006 to $37.7 million from $35.4 million for the same period in 2005. For the year ended December 31, 2006, the average yield on interest-earning assets increased 82 basis points compared to the same period in 2005, but was more than offset by an increase of 110 basis points in the average rate paid on interest-bearing liabilities, resulting in a net decrease in interest spread of 38 basis points. Growth in interest-earning assets, primarily loans, partially offset by the decrease in interest spread, allowed for the improvement in net interest income.
     Management believes that net interest income will continue to improve, through growth of interest-earning assets, as well as increases in net interest margin. Interest rates are expected to remain flat through most of 2007 before a gradual decline beginning in the fourth quarter, which should ease the pressure on funding costs and improve net interest margin.

     2005 versus 2004. Average earning assets increased 7.6% or $70.9 million to $998.4 million during the year ended December 31, 2005 from the December 31, 2004 average balance of $927.5 million. The average balance of loans increased 10.8% or $78.6 million to $807.0 million during 2005 from the December 31, 2004 average balance of $728.4 million. Approximately $34 million of the growth in average loan balances was generated at Mid-America, which is one of the Company’s more rapidly growing subsidiaries, with the remainder attributable to steady growth at the other subsidiary banks. The average balance of U.S. treasury and government agency securities increased 69.5% or $2.8 million to $6.7 million during 2005 from the December 31, 2004 average balance of $3.9 million. The average balance of mortgage-backed securities decreased 24.1% or $17.4 million to $55.1 million during 2005 from the December 31, 2004 average balance of $72.5 million. The average balance of other securities, primarily collateralized mortgage obligations, decreased 3.4% or $2.2 million to $61.5 million during 2005 from the December 31, 2004 average balance of $63.7 million. The average balance of nontaxable state and political subdivision securities increased 16.8% or $6.7 million to $46.6 million during 2005 from the December 31, 2004 average balance of $39.9 million. The overall reduction in average balances of investment securities allowed the Company to shift more of its assets into the higher yields available in the loan portfolio, while the purchase of additional U.S. treasury and government agency securities and nontaxable state and political subdivision securities in 2005 reflected the attractive yields and cash flow characteristics of those securities relative to other investment opportunities.
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
     2006 versus 2005. The provision for loan losses increased $1.5 million to $3.9 million for the year ended December 31, 2006 from $2.4 million for the year ended December 31, 2005. Net charge-offs increased to $3.1 million for the year ended December 31, 2006 from $1.4 million for the year ended December 31, 2005. The increases in both provision for loan losses and net charge-offs were largely due to MTSB charging off $1.5 million of a commercial loan to a construction contractor whose business failed in 2006. Total non-performing loans increased to $6.4 million as of December 31, 2006, from $5.0 million as of December 31, 2005. The ratio of non-performing loans to total loans increased to .62% as of December 31, 2006, compared to .58% as of December 31, 2005. The increase in non-performing loans was primarily due to the November 2006 acquisition of Royal Palm, which has several non-accrual loans that management expects to collect without incurring any losses. Despite the increases in net charge-offs and non-performing loans, management believes that overall asset quality remains strong and the reserves for potential loan losses are adequate.
     2005 versus 2004. The provision for loan losses increased $622 thousand to $2.4 million for the year ended December 31, 2005 from $1.7 million for the year ended December 31, 2004. Net charge-offs increased to $1.4 million for the year ended December 31, 2005 from $937 thousand for the year ended December 31, 2004. The increases in both provision for loan losses and net charge-offs were largely a result of deteriorating credit quality of several large commercial borrowers along with an increase in individual bankruptcy filings. Total non-performing loans increased to $5.0 million as of December 31, 2005, from $4.5 million as of December 31, 2004. However, the ratio of non-performing loans to total loans held steady at .58% as of December 31, 2004 and 2005.

Noninterest Income
     2006 versus 2005. Total noninterest income increased $5.4 million or 63.0% for the year ended December 31, 2006 to $13.9 million from $8.5 million for the year ended December 31, 2005. The increase in 2006 was primarily due to increases in fiduciary activities of $281 thousand, brokerage fees of $690 thousand and net gains on sales of equity and cost method investments of $4.3 million. As a percentage of total revenue, total noninterest income was 15.5% and 12.5% for the years ended December 31, 2006 and 2005, respectively. Income from fiduciary activities increased $281 thousand or 14.7% for the year ended December 31, 2006 to $2.2 million from $1.9 million for the year ended December 31, 2005. The majority of this increase was attributable to growth in assets under management of the Company’s trust departments from $458 million as of December 31, 2005 to $526 million as of December 31, 2006. This growth was due to new customers, as well as additional investment assets for existing customers, plus increases in market value of existing assets. The most significant growth occurred in professionally managed investment accounts (primarily endowment and organizational accounts) and in employee benefit accounts. Many of these were formerly custodial accounts, but have engaged the Company to provide investment management services as well. The fee structure for investment management services is greater than that for custodial services, and the Company believes these accounts will continue to provide a stable source of fee income in the future, with the potential for growth through referrals. The Company also continued to benefit from executor appointment fees in 2006. While executor fees are generally one-time events following the death of a client, the Company believes that this source of revenue will continue to grow due to the Company’s success in developing future executor appointments in client wills. The growth in both assets under management and executor fees was enhanced by the trust office in St. Charles, Missouri, which opened in February 2005, and the Company expects this office to be a substantial source of new business in the future.
     Brokerage fees increased $690 thousand or 160.5% for the year ended December 31, 2006 to $1.1 million from $430 thousand for the year ended December 31, 2005, primarily due to the establishment of a brokerage and financial advisory operation at the Farmers branch in St. Joseph, Missouri in 2005. Farmers generated $720 thousand in brokerage fees for the full year in 2006, compared to $57 thousand for a partial year in 2005. Net gains on sales of equity and cost method investments were $4.3 million for the year ended December 31, 2006, compared to $0 for the year ended December 31, 2005. In July 2006, the Company received approximately $1.3 million in cash and 156,964 shares of Enterprise Financial Services, Inc. common stock, valued at approximately $4.0 million, in exchange for its 19.6% equity interest in NorthStar Bancshares, Inc. The unamortized cost of the NorthStar investment at the date of sale was approximately $2.8 million, resulting in a gain of approximately $1.5 million. In November 2006, the Company received 164,012 shares of First Charter Corporation common stock, valued at approximately $4.0 million, in exchange for its 5.0% equity interest in GBC Bancorp, Inc. The unamortized cost of the GBC investment at the date of sale was approximately $1.2 million, resulting in a gain of approximately $2.8 million.
     2005 versus 2004. Total noninterest income increased $690 thousand or 8.8% for the year ended December 31, 2005 to $8.5 million from $7.9 million for the year ended December 31, 2004. The increase in 2005 was primarily due to increases in fiduciary activities of $240 thousand, other service charges and fees of $132 thousand and other noninterest income of $286 thousand. As a percentage of total income, total noninterest income was 12.5% and 13.6% for the years ended December 31, 2005, and 2004, respectively.

     Income from fiduciary activities increased $240 thousand or 14.4% for the year ended December 31, 2005 to $1.9 million from $1.7 million for the year ended December 31, 2004. The majority of this increase was attributable to growth in assets under management of the Company’s trust departments from $439 million as of December 31, 2004 to $458 million as of December 31, 2005. This growth was due to new customers, as well as additional investment assets for existing customers, plus increases in market value of existing assets. The most significant growth occurred in professionally managed investment accounts (primarily endowment and organizational accounts). The Company also saw growth in fees from executor appointments in 2005. Other service charges and fees increased $132 thousand or 14.4% for the year ended December 31, 2005 to $1.1 million from $919 thousand for the year ended December 31, 2004. Approximately $50 thousand of this increase was due to growth in interchange income from debit and credit card activity, as more banking transactions are converted from paper-based checks to electronic point-of-sale purchases. The remainder of the increase was primarily due to growth in the volume of deposit accounts generating transaction fees, as well as price increases for those services. Other noninterest income increased $286 thousand or 154.6% for the year ended December 31, 2005 to $471 thousand from $185 thousand for the year ended December 31, 2004. Approximately $175 thousand of this increase was due to a nonrecurring commission negotiated in a new contract with a customer check vendor in October 2005. Another $40 thousand of the increase was attributable to higher commissions on the sale of checks and other customer service items, primarily due to growth in the number of accounts maintained at the subsidiary banks.
Noninterest Expense
     2006 versus 2005. Total noninterest expense increased $3.8 million or 13.7% for the year ended December 31, 2005 to $31.6 million from $27.8 million for the year ended December 31, 2005. The 2006 increase was largely due to increases in salaries and employee benefits of $2.3 million, professional fees of $421 thousand, and other noninterest expense of $918 thousand. As a percentage of total revenue, total noninterest expense was 35.1% and 40.7% for the years ended December 31, 2006 and 2005, respectively. Salaries and employee benefits increased $2.4 million or 14.5% for the year ended December 31, 2006 to $18.3 million, from $15.9 million for the year ended December 31, 2005. Approximately $368 thousand of this increase was due to the November 2006 acquisition of Royal Palm. Another approximately $650 thousand was due to Farmers’ brokerage division operating for the full year in 2006 compared to a partial year in 2005. Heartland’s growth, including the opening of two new branches in 2006, resulted in the addition of twelve full-time equivalent employees, and an increase of approximately $680 thousand in salaries and employee benefits at that subsidiary. Another $415 thousand of the increase was due to higher employee medical insurance expense as inflation in health care costs continued to surpass general inflationary trends. These increases for 2006 were partially offset by a nonrecurring adjustment of $203 thousand in 2005 to decrease the discount rate from 7.25% to 5.50% used to determine the liability for post-retirement benefits. The remainder of the 2006 increase was due primarily to cost-of-living increases in salaries and employee benefits. Of the total increase in salaries and employee benefits for the year ended December 31, 2006 of $2.4 million, approximately $1.3 million or 56% was attributable to officers, and $1.1 million or 44%, was attributable to non-officers. On average, salaries of officers increased approximately 4% and salaries of non-officers increased approximately 3%. As a percent of average assets, salaries and employee benefits increased to 1.51% for the year ended December 31, 2006, compared to 1.48% for the year ended December 31, 2005. The Company had 372 full-time equivalent employees at December 31, 2006 and 326 full-time equivalent employees at December 31, 2005, an increase of 46 full-time equivalent employees.

     Professional fees increased $421 thousand or 30.9% for the year ended December 31, 2006 to $1.8 million from $1.4 million for the year ended December 31, 2005. Approximately $150 thousand of this increase was attributable to consulting fees related to investor relations activities and consideration of acquisition opportunities. Another approximately $100 thousand of the increase was related to expenses incurred to consolidate the Company’s Illinois subsidiaries from six separately chartered banks to three. The remainder of the increase was due to expanded utilization of third-party providers, including trust department investment advisory services, asset-liability management consulting and depository sweep processing. Other noninterest expense increased $918 thousand or 16.8% for the year ended December 31, 2006 to $6.4 million from $5.5 million for the year ended December 31, 2005. Approximately $120 thousand of this increase was attributable to the November 2006 acquisition of Royal Palm. Another approximately $175 thousand of the increase was related to Heartland’s growth, in particular marketing and other expenses associated with the opening of their two new branch facilities in 2006. Also in 2006, Farmers incurred a one-time charge of $450 thousand in settlement of a lawsuit related to the brokerage operation at Farmers’ branch in St. Joseph, Missouri.
     2005 versus 2004. Total noninterest expense increased $1.9 million or 7.5% for the year ended December 31, 2005 to $27.8 million from $25.9 million for the year ended December 31, 2004. As a percentage of total revenue, total noninterest expense was 40.7% and 44.9% for the years ended December 31, 2005 and 2004, respectively.
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

Provision for Income Taxes
     MTSB has a subsidiary, Mercantile Investments, Inc. (“MII”), which is a Delaware corporation that operates off shore to manage the bank’s investment portfolio. MII began operations in early 2003, and its earnings since then have been included in the Company’s consolidated financial statements. Part of management’s strategy in forming this subsidiary was to take advantage of current State of Illinois tax laws that exclude income generated by a subsidiary that operates off shore from state taxable income. For the years ended December 31, 2006, 2005 and 2004, the Company’s Illinois income taxes decreased by approximately $95 — $125 thousand each year as a result of MII’s operations off shore. If the state tax law is changed in the future to no longer exclude off-shore investment income from taxable income, the Company’s income tax expense, as a percentage of income before tax, would increase. The Company is not aware of any existing or threatened state action or pending legislation regarding this issue.
     2006 versus 2005. Provision for income taxes for the year ended December 31, 2006 increased $1.3 million or 37.6% to $5.0 million from $3.7 million for the year ended December 31, 2005. The provision for income taxes as a percent of income before income taxes was 32.7% and 27.8% for the years ended December 31, 2006 and 2005, respectively. The increase in this percentage for 2006 was due to a reduction in tax-exempt income as a percentage of pre-tax income, as well as a nonrecurring credit to income tax expense in September 2005 due to increasing the effective tax rate utilized to inventory the deferred tax assets of Mid-America. Prior to the adjustment, Mid-America had inventoried its deferred tax assets at an effective tax rate of 18%, but management believes that Mid-America’s potential for future earnings is sufficient to warrant an increase in the rate to 34%. Without the nonrecurring adjustment, the effective tax rate for the Company would have been 30.3% for the year ended December 31, 2005.
     2005 versus 2004. Provision for income taxes for the year ended December 31, 2005 increased $95 thousand or 2.7% to $3.7 million from $3.6 million for the year ended December 31, 2004. The provision for income taxes as a percent of income before income taxes was 27.8% and 30.0% for the years ended December 31, 2005 and 2004, respectively. The decrease in this percentage for 2005 was due to a nonrecurring credit to income tax expense in September 2005 due to increasing the effective tax rate utilized to inventory the deferred tax assets of Mid-America, resulting in a reduction of the effective tax rate for 2005. Without the nonrecurring adjustment, the effective tax rate for the Company would have been 30.3% for the year ended December 31, 2005.
Financial Condition
Summary
     Total assets as of December 31, 2006 were $1.4 billion, an increase of $285.0 million or 25.0% from $1.1 billion as of December 31, 2005, primarily due to the November 2006 acquisition of Royal Palm, which had assets of $191.3 million as of December 31, 2006. Cash and cash equivalents increased 124.5% to $99.1 million as of December 31, 2006 as compared to $44.2 million as of December 31, 2005. Total investment securities increased 14.2% to $188.6 million as of December 31, 2006 as compared to $165.1 million as of December 31, 2005. Total loans, including loans held for sale, increased 20.0% to $1.0 billion as of December 31, 2006 as compared to $861.3 million as of December 31, 2005. Equity method investments in common stock decreased 42.0% to $4.1 million as of December 31, 2006 as compared to $7.1 million as of December 31, 2005. Cost method investments in common stock decreased 4.8% to $3.2 million as of December 31, 2006 as compared to $3.4 million as of December 31, 2005. Cash surrender value of life insurance increased 13.9% to $18.1 million as of December 31, 2006 as compared to $15.9 million as of December 31, 2005. Premises and equipment increased 40.8% to $25.7 million as of December 31, 2006 as compared to $18.2 million as of December 31, 2005. Goodwill increased by $26.9 million to $32.1 million as of December 31, 2006 compared to $5.2 as of December 31, 2005. Other assets increased by $2.3 million to $6.7 million as of December 31, 2006 as compared to $4.3 million as of December 31, 2005.

     Total deposits increased $220.7 million or 23.3% to $1.2 billion as of December 31, 2006 as compared to $946.1 million as of December 31, 2005. Non-interest bearing demand deposits increased $6.8 million or 6.5% during 2006, while interest-bearing deposits increased $213.9 million or 25.4% during 2006. Short-term borrowings decreased by $6.2 million to $26.3 million as of December 31, 2006 from $32.6 million as of December 31, 2005. Long-term debt increased by $55.5 million to $107.2 million as of December 31, 2006 from $51.7 million as of December 31, 2005.
     Minority interest increased $1.6 million, from $7.6 million as of December 31, 2005 to $9.2 million as of December 31, 2006 due to increases in the Company’s equity interest in Mid-America.
     Total stockholders’ equity increased 10.0% to $100.7 million as of December 31, 2006 as compared to $91.5 million as of December 31, 2005. Growth in equity is due primarily to $8.4 million of earnings retained by the Company, and an increase of $892 thousand in unrealized gains on available for sale securities, net of taxes.
Earning Assets
     The average interest-earning assets of the Company were 92.3%, 92.6%, and 92.8%, of average total assets for the years ended December 31, 2006, 2005, and 2004, respectively. The slight decrease in this percentage from 2005 to 2006 was primarily attributable to the increases in premises and equipment and goodwill during 2006.
Investment Securities
     The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality.
     The Company has classified securities as both available-for-sale and held-to-maturity as of December 31, 2006. Available-for-sale securities are held with the option of their disposal in the foreseeable future to meet investment objectives, liquidity needs or other operational needs. Securities available-for-sale are carried at fair value. Held-to-maturity securities are those securities for which the Company has the positive intent and ability to hold until maturity, and are carried at historical cost adjusted for amortization of premiums and accretion of discounts.
     As of December 31, 2006, the fair value of the available-for-sale securities was $176.2 million and the amortized cost was $175.6 million for a net unrealized loss of $554 thousand. The after-tax effect of this unrealized loss was $247 thousand and has been included in stockholders’ equity. The after-tax unrealized loss was $1.0 million as of December 31, 2005. There was an after-tax unrealized gain of $1.9 million at December 31, 2004. Fluctuations in net unrealized gain or loss on available-for-sale securities are due primarily to increases or decreases in prevailing interest rates for the types of securities held in the portfolio.
     The following table sets forth information relating to the amortized cost and fair value of the Company’s available-for-sale securities:

	December 31,
	2006		2005		2004
	Amortize	Fair	Amortize	Fair	Amortize	Fair
	Cost	Value	Cost	Value	Cost	Value
	(dollars in thousands)
U.S. Treasury	$500	$497	$5,375	$5,361	$2,496	$2,487
U.S. government agencies	7,992	7,943	3,507	3,461	4,350	4,352
Mortgage-backed securities	96,140	96,030	85,399	84,740	96,665	97,424
State and political subdivision	49,781	49,362	50,665	50,343	36,607	37,379
Corporate bonds	11,000	11,000	6,007	6,014	11,614	11,643
Equity securities	10,212	11,347	277	277	196	196

Total	$175,625	$176,179	$151,230	$150,196	$151,928	$153,481

     The maturities, fair values and weighted average yields of securities available-for-sale as of December 31, 2006, are:

	Due in 1 year		Due after 1 year		Due after 5 years		Due after
	or less		through 5 years		through 10 years		10 years		Equity Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Total
	(dollars in thousands)
U.S. Treasury	$497	4.30%	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$497
U.S. government agencies	2,557	4.00%	4,840	4.34%	546	2.82%	—	0.00%	—	0.00%	7,943
Mortgage-backed securities (1)	11,129	3.80%	75,755	4.88%	9,146	5.55%	—	0.00%	—	0.00%	96,030
States and political subdivisions	5,590	3.69%	22,011	3.45%	19,630	3.72%	2,131	4.84%	—	0.00%	49,362
Corporate bonds	—	0.00%	1,500	5.25%	9,500	7.39%	—	0.00%	—	0.00%	11,000

	19,773		104,106		38,822		2,131		—		164,832

Equity securities	—		—		—		—		11,347		11,347

Total	$19,773	3.81%	$104,106	4.48%	$38,822	3.23%	$2,131	4.84%	$11,347	0.00%	$176,179

(1)	The maturities for mortgage-backed securities are based on prepayment speed assumptions and the constant prepayment rate estimated by management based on the current interest rate environment. The assumption rates vary by the individual security.
The following table sets forth information relating to the amortized cost and fair value of the Company’s held-to-maturity securities:

	December 31,
	2006		2005		2004
	Amortize	Fair	Amortize	Fair	Amortize	Fair
	Cost	Value	Cost	Value	Cost	Value
	(dollars in thousands)
Mortgage-backed securities	$11,181	$11,066	$14,453	$14,207	$19,336	$19,378
State and political subdivision	219	218	417	415	554	555
Corporate bonds	1,000	997	—	—	—	—

Total	$12,400	$12,281	$14,870	$14,622	$19,890	$19,933

     The maturities, amortized cost and weighted average yields of securities held-to-maturity as of December 31, 2006, are:

	Due in 1 year		Due after 1 year		Due after 5 years		Due after
	or less		through 5 years		through 10 years		10 years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Total
	(dollars in thousands)
Mortgage-backed securities (1)	$3,300	3.43%	$7,881	3.54%	$—	0.00%	$—	0.00%	$11,181
Corporate bonds	—	0.00%	—	0.00%	1,000	8.25%	—	0.00%	1,000
State and political subdivisions	120	3.10%	—	0.00%	99	4.80%	—	0.00%	219

Total	$3,420	3.42%	$7,881	3.54%	$1,099	7.94%	$—	0.00%	$12,400

(1)	The maturities for mortgage-backed securities are based on prepayment speed assumptions and the constant prepayment rate estimated by management based on the current interest rate environment. The assumption rates vary by the individual security.

     The Company also uses its investment portfolio to manage its tax position. Depending upon projected levels of taxable income for the Company, periodic changes are made in the mix of tax-exempt and taxable securities to achieve optimum yields on a tax-equivalent basis. Average balances of obligations of state and political subdivisions (tax-exempt obligations) as a percentage of average total securities were 28.6%, 27.4%, and 22.2% at December 31, 2006, 2005 and 2004, respectively. Mercantile Investments, Inc., a Delaware corporation and subsidiary of MTSB, operates off shore to manage the bank’s investment portfolio. Mercantile Investments, Inc. began operations in 2003, and its earnings for the years ended December 31, 2006, 2005 and 2004 are included in the Company’s consolidated financial statements. Part of management’s strategy in forming this subsidiary was to take advantage of current state tax laws that exclude income generated by off-shore subsidiaries from state taxable income.
Loan Portfolio
     Although the Company provides full service banking, including deposits, safekeeping, trust and investment services, its core business is loans, as evidenced by approximately 73% of total revenue derived from lending activities. The Company’s business strategy is to be a significant competitor in the markets it serves by providing a broad range of products, competitive pricing, convenient locations and state-of-the-art technology, while emphasizing superior customer service to establish long-term customer relationships. The primary lending focus is on loans to small- and medium-sized businesses, as well as residential mortgage loans.
     The Company offers a full range of lending products, including commercial, real estate and consumer loans to individuals, businesses and professional organizations. The Company’s subsidiary banks, other than Mid-America and Royal Palm, are located in predominantly rural areas of the Midwest, and most of the commercial loans are made to small- and medium-sized businesses, many in the agricultural industry or dependent on the agricultural economy. The Company also has a substantial investment in loans secured by real estate, both commercial and residential.
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
     In order to offset the risks inherent in lending to small- and medium-sized businesses in the Company’s geographic area, the following strategies have been developed:
1)	Limit potential concentrations to any one borrower or industry.

2)	Expand the geographic region of the Company. If the areas in which the Company operates are broadened, then the negative impact of an economic downturn in one area will be lessened. The Company’s acquisitions of Mid-America, Royal Palm and other equity interests in banks located in higher growth urban areas were done with the intent of reducing geographic risk and reliance on areas heavily dependent on agriculture.

3)	Establish relationships with banks outside of the Company’s geographic region in order to purchase commercial, residential real estate and commercial real estate loan participations. Although these banks are primarily in Illinois, Missouri and Iowa, the loan participations help to diversify the Company’s geographic concentration in its loan portfolio.

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
     Total loans, including loans held for sale, increased $172.0 million or 20.0% to $1.0 billion as of December 31, 2006 from $861.3 million as of December 31, 2005. This increase was the result of the November 2006 acquisition of Royal Palm, as well as internal growth at the Company’s subsidiary banks, including purchases of participation loans from other banking organizations outside of the Company’s direct market areas. The Company has seen its most significant growth in construction real estate loans, increasing $85.7 million or 128.3% to $152.6 million as of December 31, 2006 from $66.8 million as of December 31, 2005; commercial real estate mortgages, increasing $36.6 million or 23.7% to $190.7 million as of December 31, 2006 from $154.1 million as of December 31, 2005; and residential real estate mortgages, increasing $47.6 million or 21.7% to $267.2 million as of December 31, 2006 from $219.6 million as of December 31, 2005. The majority of the increase in construction real estate loans was due to the acquisition of Royal Palm, and to loans generated by Heartland, which benefited from a strong economy in the Kansas City area. The increase in commercial and residential mortgages was primarily attributable to the acquisition of Royal Palm. Total loans, including loans held for sale, increased $89.2 million or 11.6% to $861.3 million as of December 31, 2005 from $772.1 million as of December 31, 2004. This increase was the result of internal growth at the Company’s subsidiary banks, including purchases of participation loans from other banking organizations outside of the Company’s direct market areas. The most significant growth was in construction real estate loans, increasing $38.7 million or 137.7% to $66.8 million as of December 31, 2005 from $28.1 million as of December 31, 2004; residential real estate mortgages, increasing $22.1 million or 11.2% to $219.6 million as of December 31, 2005 from $197.6 million as of December 31, 2004, and in installment loans to individuals, increasing $20.1 million or 21.3% to $114.3 million as of December 31, 2005 from $94.2 million as of December 31, 2004. The majority of the increase in construction real estate loans and residential real estate mortgages was generated by Heartland, which experienced rapid growth due to a strengthening economy in the Kansas City area. The increase in installment loans to individuals was primarily generated by MTSB as a result of aggressive marketing of indirect loans through auto dealerships and stable economic conditions in the Quincy, Illinois market.
     The loan portfolio includes a concentration of loans for commercial real estate amounting to approximately $416.3 million, $293.2 million, and $240.5 million as of December 31, 2006, 2005 and 2004, respectively. The commercial real estate loans are included in the real estate – farmland, real estate – construction and real estate – commercial amounts on the following table. The commercial real estate loans as of December 31, 2006, 2005 and 2004 include approximately $80.0 million, $78.3 million, and $59.2 million, respectively in loans that are collateralized by commercial real estate in the Quincy, Illinois geographic market. The Company does not have a dependence on a single customer or group of related borrowers. Generally, these loans are collateralized by assets of the borrowers. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers. Credit losses arising from lending transactions for commercial real estate entities are comparable with the Company’s credit loss experience on its loan portfolio as a whole.

     The Company’s executive officers and directors and their associates have been and, the Company anticipates will continue to be, customers of the Company’s subsidiary banks in the ordinary course of business, which has included maintaining deposit accounts and trust and other fiduciary accounts and obtaining loans. Specifically, the Company’s banks, principally MTSB, have granted various types of loans to the Company’s executive officers and directors and entities controlled by them. As of December 31, 2006, the loans (a) were consistent with similar practices in the banking industry generally, (b) were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the banks’ other customers, and (c) did not involve more than the normal risk of collectibility or present other unfavorable features.
     The following table summarizes the loan portfolio by type of loan as of the dates indicated:

	December 31,
	2006		2005		2004		2003		2002

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial and financial	$167,687	16.24%	$180,906	21.00%	$179,380	23.23%	$154,405	24.02%	$150,849	24.81%
Agricultural	57,393	5.55%	59,325	6.89%	54,181	7.02%	50,507	7.86%	51,708	8.50%
Real estate – farmland	72,999	7.06%	66,172	7.68%	64,891	8.40%	60,735	9.45%	62,291	10.24%
Real estate – construction	152,553	14.76%	66,812	7.76%	28,105	3.64%	18,861	2.94%	24,217	3.98%
Real estate – commercial	190,724	18.46%	154,132	17.90%	153,766	19.92%	113,861	17.72%	100,414	16.51%
Real estate – mortgage (1)	267,237	25.86%	219,644	25.50%	197,582	25.59%	156,659	24.38%	135,107	22.22%
Installment loans to individuals	124,723	12.07%	114,292	13.27%	94,184	12.20%	87,528	13.63%	83,566	13.74%

Total loans (1)	1,033,316	100.00%	861,283	100.00%	772,089	100.00%	642,556	100.00%	608,152	100.00%

Allowance for loan loss	10,613		8,082		7,115		5,830		4,941

Total loans, including loans held for sale, net of allowance for loan loss	$1,022,703		$853,201		$764,974		$636,726		$603,211

(1)	Includes loans held for sale
     The following table sets forth remaining maturities of selected loans (excluding real estate-farmland, real estate-mortgage loans and installment loans to individuals) at December 31, 2006:

	1 Year or Less	1 to 5 Years	Over 5 Years	Total

	(dollars in thousands)
Commercial, financial, and agricultural	$138,630	$60,383	$26,067	$225,080
Real estate – construction	152,553	—	—	152,553

Total	$291,183	$60,383	$26,067	$377,633

Interest rate sensitivity of selected loans
Fixed rate	$127,449	$49,490	$6,812	$183,751
Adjustable rate	163,734	10,893	19,255	193,882

Total	$291,183	$60,383	$26,067	$377,633

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
     Loans internally categorized as “watch” list loans, which are the same as potential problem loans noted later, show warning elements where the present status portrays one or more deficiencies that require attention in the short-term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. These loans are reviewed to assist in assessing the adequacy of the allowance for loan losses. As of December 31, 2006, 2005 and 2004, watch list loans totaled $27.1 million, $17.2 million, and $25.6 million, respectively.
     Loans internally classified as “substandard” or in the more severe categories of “doubtful” or “loss” are those loans that at a minimum have clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition which may jeopardize recoverability of the debt. As of December 31, 2006, loans of $11.8 million were classified as substandard and $247 thousand were classified as doubtful, or 1.2% and .02%, respectively, of total loans. As of December 31, 2005, loans of $10.5 million were classified as substandard and $211 thousand were classified as doubtful, or 1.2% and .02%, respectively, of total loans. As of December 31, 2004, loans of $11.4 million were classified as substandard and $708 thousand were classified as doubtful, or 1.5% and .1%, respectively, of total loans. There was little change in the total of substandard loans, as a percentage of total loans, from December 31, 2004 to December 31, 2006. As of December 31, 2006, 2005 and 2004, there were no loans classified as loss.
     The allowance for loan losses increased $2.5 million to $10.6 million as of December 31, 2006 from $8.1 million as of December 31, 2005. The increase for 2006 included Royal Palm’s allowance for loan losses of $1.7 million at date of acquisition in November 2006. Provision for loan losses was $3.9 million and net charge-offs were $3.1 million for year ended December 31, 2006. The allowance for loan losses as a percent of total loans increased to 1.03% as of December 31, 2006 from .94% as of December 31, 2005. As a percent of nonperforming loans, the allowance for loan losses increased to 165.98% as of December 31, 2006 from 162.29% as of December 31, 2005.

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
     The increases in the allowance for loan losses for the years ended December 31, 2006, 2005, and 2004 were the result of management’s estimates of the amounts necessary to provide an adequate reserve against possible future charge-offs. The provision for loan losses represents the amount charged against earnings for each period that management determines based on growth and credit quality of the loan portfolio, and the volume of net charge-offs during the period. For the year ended December 31, 2006, the increase in the allowance for loan losses was due to growth of the loan portfolio, including the acquisition of Royal Palm, as well as an increase in net charge-offs. For the years ended December 31, 2005 and 2004, the increases in the allowance for loan losses were due to growth of the loan portfolio, plus an increase in net charge-offs in 2005. The ratio of allowance for loan losses to loans has gradually increased over that time frame from .92% to 1.03% percent.
     The following table shows activity affecting the allowance for loan losses:

	Year Ended December 31,
	2006	2005	2004	2003	2002

	(dollars in thousands)

Average loans outstanding during year	$907,671	$806,955	$728,388	$629,067	$550,171

Allowance for loan losses:
Balance at beginning of year	$8,082	$7,115	$5,830	$4,941	$4,370

Loans charged-off:
Commercial and financial	1,833	429	275	706	1,012
Agricultural	85	54	101	159	1,610
Real estate – farmland	—	80	—	16	23
Real estate – construction	—	—	—	—	—
Real estate – commercial	139	50	—	—	—
Real estate – mortgage	139	172	169	300	368
Installment loans to individuals	1,129	956	790	879	846

Total charge-offs	3,325	1,741	1,335	2,060	3,859

Recoveries:
Commercial and financial	47	112	129	290	300
Agricultural	20	26	13	10	41
Real estate – farmland	—	—	34	17	23
Real estate – construction	1	2	5	—	—
Real estate – commercial	1	36	7	1	1
Real estate – mortgage	12	24	63	12	1
Installment loans to individuals	136	140	147	132	158

Total recoveries	217	340	398	462	524

Net charge-offs	3,108	1,401	937	1,598	3,335
Provision for loan losses	3,914	2,368	1,746	2,487	3,906
Purchased allowance	1,725	—	476	—	—

Balance at end of year	$10,613	$8,082	$7,115	$5,830	$4,941

Allowance for loan losses as a percent of total loans outstanding at year end (1)	1.03%	0.94%	0.92%	0.91%	0.81%

Allowance for loan losses as a percent of total nonperforming loans	165.98%	162.29%	157.87%	111.84%	120.63%

Ratio of net charge-offs to average total loans	0.34%	0.17%	0.13%	0.25%	0.61%

(1)	Includes loans held for sale

     The following table sets forth the allowance for loan losses by loan categories as of December 31 for each of the years indicated:

	2006		2005		2004		2003		2002

		% of Loans to		% of Loans to		% of Loans to		% of Loans to		% of Loans to
	Amount	Total Loans*	Amount	Total Loans*	Amount	Total Loans*	Amount	Total Loans*	Amount	Total Loans*

Commercial and financial	$2,767,535	26.07%	$2,721,029	33.67%	$2,651,722	37.27%	$2,146,373	36.82%	$1,819,079	36.82%
Agricultural	164,176	1.55%	161,417	2.00%	157,306	2.21%	127,327	2.18%	107,921	2.18%
Real estate – farmland	649,073	6.12%	673,040	8.33%	559,708	7.87%	107,272	1.84%	136,372	2.76%
Real estate – construction	1,910,323	18.00%	460,234	5.69%	282,651	3.97%	241,362	4.14%	272,743	5.52%
Real estate – commercial	2,182,023	20.56%	1,517,846	18.78%	1,420,770	19.97%	1,516,558	26.01%	1,211,434	24.52%
Real estate – mortgage	1,174,936	11.07%	817,301	10.11%	765,030	10.75%	816,608	14.01%	652,311	13.20%
Installment loans – consumer	1,306,972	12.31%	1,335,151	16.52%	1,084,141	15.24%	874,500	15.00%	741,140	15.00%
Unallocated	457,962	4.32%	395,982	4.90%	193,672	2.72%	—	0.00%	—	0.00%

Total	$10,613,000	100.00%	$8,082,000	100.00%	$7,115,000	100.00%	$5,830,000	100.00%	$4,941,000	100.00%

*Total loans	1,033,316,000		857,648,000		768,722,000		637,937,000		582,682,000
Non-Performing Assets
     It is management’s policy to place loans on non-accrual status when interest or principal is 90 days or more past due. Such loans may continue on accrual status only if they are both well-secured and in the process of collection.
     The following table sets forth information concerning non-performing assets at December 31 for each of the years indicated:

	At December 31,
	2006	2005	2004	2003	2002

	(dollars in thousands)
Non-accrual loans (1)
Commercial and financial	$429	$1,504	$1,471	$1,173	$168
Agricultural	473	223	6	886	1,089
Real estate – farmland	12	105	357	593	377
Real estate – construction	1,147	—	66	—	—
Real estate – commercial	2,083	417	208	104	346
Real estate – mortgage	1,040	839	596	740	506
Installment loans to individuals	213	544	353	433	685

Total non-accrual loans (1)	5,397	3,632	3,057	3,929	3,171

Loans 90 days past due and still accruing	993	1,342	1,009	1,274	870
Restructured loans	4	6	441	10	55

Total nonperforming loans	6,394	4,980	4,507	5,213	4,096

Repossessed assets	361	494	577	795	1,479

Other assets acquired in satisfaction of debts previously contracted	—	—	—	—	—

Total nonperforming other assets	361	494	577	795	1,479

Total nonperforming loans and nonperforming other assets	$6,755	$5,474	$5,084	$6,008	$5,575

Nonperforming loans to loans, before allowance for loan losses	0.62%	0.58%	0.58%	0.81%	0.67%

Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	0.65%	0.64%	0.66%	0.94%	0.92%

(1)	Interest income that would have been recorded in 2006 related to nonaccrual loans was $343 thousand, none of which is included in interest income or net income for 2006.

     Total non-performing loans increased to $6.4 million as of December 31, 2006 from $5.0 million as of December 31, 2005, while total non-performing loans and non-performing other assets increased to $6.8 million as of December 31, 2006 from $5.5 million as of December 31, 2005. These increases were due to the November 2006 acquisition of Royal Palm, which at December 31, 2006 had $2.7 million in non-accrual loans. Management is confident that these loans can be monitored to prevent further deterioration in credit quality. Of the $2.7 million in non-accrual loans at Royal Palm at the end of 2006, $500 thousand was collected subsequent to December 31, 2006. Despite the increase in 2006, the level of non-performing loans and non-performing other assets as of December 31, 2006 is still below that experienced in 2003, and the overall economic condition of the Company’s markets is stable. The ratio of non-performing loans to total loans increased to         .62% as of December 31, 2006, from .58% as of December 31, 2005. The ratio of non-performing loans and non-performing other assets to total loans increased to .65% as of December 31, 2006 from .64% as of December 31, 2005.
     Total non-performing loans increased to $5.0 million as of December 31, 2005 from $4.5 million as of December 31, 2004, while total non-performing loans and non-performing other assets increased to $5.5 million as of December 31, 2005 from $5.1 million as of December 31, 2004. These increases were due in part to growth of the loan portfolio during 2005, but also reflected deteriorating credit quality in certain commercial and individual borrowers. The ratio of non-performing loans to total loans, before allowance for loan losses, held steady at .58% as of December 31, 2004 and 2005. The ratio of non-performing loans and non-performing other assets to total loans, before allowance for loan losses, decreased to .64% as of December 31, 2005 from .66% as of December 31, 2004.
     A loan is considered to be impaired when, based on current information and events, it is probable the Company will not be able to collect all amounts due. The accrual of interest income on impaired loans is discontinued when there is reasonable doubt as to the borrower’s ability to meet contractual payments of interest or principal. Impaired loans are defined as all loans classified as “substandard”, “doubtful” or “loss” by the Company. All non-performing loans were included in impaired loans as of December 31, 2006, 2005 and 2004. Impaired loans increased 10.2% to $12.1 million as of December 31, 2006 compared to $11.0 million as of December 31, 2005, primarily due to loan growth, as well as deteriorating credit quality in certain commercial borrowers at Farmers. Impaired loans decreased 9.1% to $11.0 million as of December 31, 2005 compared to $12.1 million as of December 31, 2004, primarily due to stronger performance in the agricultural sector of the economy which helped to improve the credit quality of several classified borrowers. The amount of impairment for impaired loans is measured on a loan-by-loan basis to determine exposure, if any, to be included in the allowance for loan losses. The amount of the impairment, if any, included in the allowance for loan losses is calculated either by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. The Company believes that it has adequately reserved for any potential loss on impaired loans. Interest income of $868 thousand, $944 thousand and $877 thousand was recognized on impaired loans on an accrual basis in 2006, 2005, and 2004, respectively, while interest income of $784 thousand, $963 thousand and $873 thousand was recognized on a cash basis for 2006, 2005 and 2004, respectively.

Potential Problem Loans
     Potential problem loans, which are also referred to as watch list loans, are those loans which are not categorized as impaired, non-accrual, past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Further deterioration of the borrower’s financial condition or the economy in general could cause such a loan to develop into a nonperforming loan. Identification as a potential problem loan is management’s first level of warning, and provides for increased scrutiny and frequency of reviews by internal loan review personnel. While most non-performing loans were previously classified as potential problem loans, management believes that the increased attention devoted to these borrowers will allow for most to continue performing according to the original terms of the loans. Management assesses the potential for loss on such loans as it would with other problem loans. Management feels that these loans are substantially collateralized and has considered the effect of any potential loss in determining its allowance for possible loan losses. Potential problem loans totaled $27.1 million, $17.2 million, and $25.6 million at December 31, 2006, 2005 and 2004, respectively. The increase in potential problem loans in 2006 was primarily due to the November 2006 acquisition of Royal Palm, but also reflects management’s aggressive monitoring of the portfolio at Farmers, where deteriorating credit quality of several commercial borrowers caused an increase in impaired loans, and at Royal Palm, in light of the potential for further softening of the real estate market in southwest Florida. There are no other loans identified which management reasonably expects will materially impact future operating results, liquidity or capital resources. There are no other credits identified about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.
Other Interest-Bearing Assets
     There are no other interest-bearing assets that are categorized as impaired.
Other Assets
     Equity method investments in common stock decreased $3.0 million to $4.1 million as of December 31, 2006 as compared to $7.1 million as of December 31, 2005. The decrease was due to the July 2006 sale of the Company’s interest in NorthStar Bancshares, Inc., in which the Company recognized a gain of $1.5 million, as well as adjustments to the carrying amounts to reflect the Company’s share of the respective income of the equity method investments and amortization of the core deposit intangibles related to the investments. As of December 31, 2006 and 2005, core deposit intangibles included $585.8 thousand and $1.4 million, respectively, net of accumulated amortization, relating to the equity method investments in common stock.
     Cost method investments in common stock decreased $160 thousand to $3.2 million as of December 31, 2006 as compared to $3.4 million as of December 31, 2005, due to the November 2006 sale of the Company’s interest in GBC Bancorp, Inc., in which the Company recognized a gain of $2.8 million, partially offset by the 2006 purchase of 99,500 shares of the outstanding common stock of Premier Community Bank of the Emerald Coast, located in Crestview, Florida.
     Cash surrender value of life insurance increased $2.2 million or 13.9% to $18.1 million as of December 31, 2006 compared to $15.9 million as of December 31, 2005, due to the November 2006 acquisition of Royal Palm, which had $1.6 million in cash surrender value of life insurance as of December 31, 2006, as well as earnings generated by the underlying policies on the lives of certain officers or former officers of the Company.
     Premises and equipment increased $7.5 million or 40.8% to $25.7 million as of December 31, 2006 compared to $18.2 million as of December 31, 2005. This increase was primarily due to the November 2006 acquisition of Royal Palm, which had $3.2 million in premises and equipment as of December 31, 2006, as well as the partial construction of a new banking center for MTSB in Quincy, Illinois, of which $2.8 million had been expended as of December 31, 2006. These increases were partially offset by depreciation expense on existing facilities.

     Goodwill increased $26.9 million to $32.1 million as of December 31, 2006 compared to $5.2 million as of December 31, 2005. This increase was primarily attributable to $26.6 million of goodwill purchased in the November 2006 acquisition of Royal Palm. Another $273 thousand of goodwill was acquired in the November 2006 merger of Security State Bank of Hamilton (previously a majority-owned subsidiary of the Company) with Marine Bank and Trust (a wholly-owned subsidiary of the Company). In the merger, Marine Bank purchased the remaining shares held by the minority shareholders of Hamilton, and the excess cost over book value of Hamilton was recorded as goodwill of the Company.
     Other assets increased $2.4 million to $6.7 million as of December 31, 2006 from $4.3 million as of December 31, 2005. This increase was partially due to the November 2006 acquisition of Royal Palm, which had $675 thousand in other assets as of December 31, 2006. Approximately $375 thousand of the increase was due to the unamortized balance of the advanced compensation agreement entered into by Heartland as part of the employment agreement with its licensed securities broker, whereby Heartland prepaid commissions in a lump-sum payment in July 2006, and amortizes the payment to expense as earned. Another $880 thousand of the increase was attributable to the Company’s investments in common stock of the trusts created to issue trust preferred securities as part of the financing for the Royal Palm acquisition, and approximately $180 thousand was due to increased payments of prepaid interest to auto dealerships through which the Company makes indirect installment loans. The remaining increase for 2006 was due to increases in various prepaid expense accounts.
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
     Average total deposits (both interest-bearing and demand) increased $94.8 million or 10.5% as of December 31, 2006 to $997.7 million from $902.9 million as of December 31, 2005. As a percentage of average total deposits, there were increases in money market deposits, and time and brokered time deposits, and decreases in noninterest-bearing demand deposits, interest-bearing demand deposits and savings deposits. Average money market deposits increased to 12.5% for 2006 from 11.1% for 2005, and average time and brokered time deposits increased to 61.2% for 2006 from 60.3% for 2005. Average noninterest-bearing demand deposits decreased to 10.1% for 2006 from 10.3% for 2005, interest-bearing demand deposits decreased to 10.7% for 2006 from 12.3% for 2005 and average savings deposits decreased to 5.5% for 2006 from 6.0% for 2005. Approximately $38.0 million of the 2006 increase in average total deposits was generated by Heartland, which experienced rapid growth due to a strengthening economy in the Kansas City area, and approximately $17.7 million was attributable to the November 2006 acquisition of Royal Palm. The remainder of the increase was due to moderate growth at the Company’s other subsidiary banks.

     To attract both new deposit customers as well as new balances from existing customers, management continually researches its local markets to identify customer banking needs in order to develop new and re-designed products to meet those needs. Marketing campaigns are created to promote products from all categories of deposits and include new features on demand deposit accounts as well as revised rates and terms on interest-bearing accounts. The primary objective of these promotions is to provide funding for loan growth, reduce overall funding costs through growth of lower-priced savings and money market accounts (relative to time deposits) and generate a larger customer base from which to cross-sell other banking services. Management believes that the Company will continue to attract new customers and new deposit balances in the future by monitoring its customer needs to determine what products and services are required to stay competitive.

	December 31,
	2006			2005			2004
	Average		Average	Average		Average	Average		Average
	Balance	% Total	Rate	Balance	% Total	Rate	Balance	% Total	Rate
	(dollars in thousands)
Non-interest bearing demand deposits	$101,302	10.2%	0.00%	$93,450	10.3%	0.00%	$85,197	10.2%	0.00%
Interest bearing demand deposit	107,126	10.7%	1.40%	110,763	12.3%	0.96%	110,643	13.2%	0.47%
Savings/Money market	179,056	17.9%	2.82%	154,599	17.1%	1.59%	142,091	17.0%	0.81%
Time deposits	610,202	61.2%	4.35%	544,096	60.3%	3.25%	498,288	59.6%	2.77%

Total	$997,686	100.0%	3.69%	$902,908	100.0%	2.62%	$836,219	100.0%	2.06%

	December 31,
	2006	2005	2004	2003
	(dollars in thousands)
High month-end balance of total deposits	$1,166,814	$944,672	$875,344	$770,043

Low month-end balance of total deposits	973,258	869,226	752,187	687,891
     Time and brokered time deposits and other deposits of $100,000 and over at December 31, 2006 had the following maturities:

December 31, 2006
(dollars in thousands)
Under 3 months	$103,210
3 months to 6 months	72,280
6 months to 12 months	57,000
Over 12 months	43,000

$275,490

     While a majority of the time and brokered time deposits in amounts of $100,000 or more will mature within 12 months, management expects that a significant portion of these deposits will be renewed. Historically, large time deposits have been stable and management is confident it can offer interest rates at the time of renewal that are competitive with other financial institutions.
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

	Federal fund
	purchased and		Short-term
	securities sold		Federal Home
	under agreements	Other short-term	Loan Bank
	to repurchase	borrowings	borrowings
	(dollars in thousands)
2006
Balance, December 31, 2006	$24,553	$1,785	$—
Weighted average interest rate at end of year	4.82%	5.04%	0.00%
Maximum amount outstanding at any month end	$24,553	$2,513	$34,060
Average daily balance	$22,481	$995	$9,418
Weighted average interest rate during year (1)	3.71%	6.00%	5.27%

2005
Balance, December 31, 2005	$15,315	$1,122	$16,150
Weighted average interest rate at end of year	3.53%	4.00%	4.30%
Maximum amount outstanding at any month end	$26,161	$2,127	$16,150
Average daily balance	$15,598	$976	$2,582
Weighted average interest rate during year (1)	1.43%	3.01%	4.08%

2004
Balance, December 31, 2004	$13,830	$2,069	$5,482
Weighted average interest rate at end of year	2.00%	1.95%	2.47%
Maximum amount outstanding at any month end	$24,952	$2,069	$8,526
Average daily balance	$14,407	$846	$4,548
Weighted average interest rate during year (1)	1.44%	1.18%	1.50%

(1)	The weighted average interest rate is computed by dividing total interest for the year by the average daily balance outstanding.
Other Liabilities
     Other liabilities increased $1.6 million to $6.5 million as of December 31, 2006 from $5.0 million as of December 31, 2005. This increase was partially due to the November 2006 acquisition of Royal Palm, which had $127 thousand in other liabilities as of December 31, 2006. Approximately $1.1 million of the increase represented amounts payable for completed work on MTSB’s new banking center under construction in Quincy, Illinois. Another $580 thousand of the increase was attributable to the liability of Marine Bank to the former minority shareholders of Security State Bank of Hamilton, in connection with the November 2006 merger of Hamilton into Marine Bank, and $212 thousand was due to the Company’s adoption of FAS Statement No. 158, resulting in an adjustment of accrued post-retirement benefits to the full accumulated benefit obligation. These increases were partially offset by decreases in various accrued expense accounts.

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
     The Company’s only signed commitments for purchase or long-term obligations is a construction agreement, entered into on August 24, 2006 by MTSB, to build a $12.4 million banking facility in Quincy, Illinois. Construction began in October 2006 and is expected to be completed within one year. Of the total commitment of $12.4 million, approximately $2.4 million had been expended as of December 31, 2006.
     The Company’s most liquid assets are cash and due from banks, interest-bearing demand deposits, and federal funds sold. The balances of these assets are dependent on the Company’s operating, investing, lending, and financing activities during any given period.
     Average liquid assets are summarized in the table below:

	Years Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Cash and due from banks	$25,153	$23,387	$22,752
Interest-bearing demand deposits	21,703	11,796	8,317
Federal funds sold	11,117	4,461	5,798

Total	$57,973	$39,644	$36,867

Percent of average total assets	4.79%	3.68%	3.69%

     Liquid assets as of the dates noted are summarized in the table below:

	December 31,
	2006	2005	2004
	(dollars in thousands)
Cash and due from banks	$28,854	$27,761	$24,356
Interest-bearing demand deposits	29,188	14,548	10,098
Federal funds sold	41,105	1,845	5,265

Total	$99,147	$44,154	$39,719

Percent of average total assets	6.96%	3.88%	3.82%

     The Company’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayment, sales of loans, and capital funds. Additional liquidity is provided by bank lines of credit and term debt, repurchase agreements, issuance of trust preferred securities and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank. The Company has a variable rate operating line of credit with US Bank National Association in the amount of $15 million of which $8.8 million was available as of December 31, 2006. This line of credit had a balance of $6.2 million at December 31, 2006 and has been renewed until June 30, 2007. The line of credit has been used for subsidiary acquisitions and purchases of minority interests in other banking institutions.

     The Company uses Federal Home Loan Bank advances primarily for funding loans at each of the Company’s subsidiary banks as a lower-cost alternative to certain categories of time deposits and to fit various time intervals within the Company’s overall rate-sensitivity position. At December 31, 2006 and 2005, the Company had $44.8 million and $37.5 million, respectively, of Federal Home Loan Bank advances which are secured by U.S. Government agency and mortgage-backed securities, residential real estate mortgage loans and all stock in the Federal Home Loan Bank owned by the Company. Interest rates on these advances at December 31, 2006 vary from 3.66% to 5.50%. Maturities begin in 2007 and continue through 2016. Of the total FHLB advances outstanding as of December 31, 2006, $34.5 million is callable beginning in 2007.
     If a substantial portion of the FHLB advances were called, it would have an adverse effect on liquidity. However, the Company has the ability to replace those borrowings with new advances, at the prevailing interest rates and terms established by the FHLB. Other options would include additional federal funds borrowings, additional utilization of brokered time deposits, seasonal lines of credit at the Federal Reserve Bank and pledging unencumbered investment securities as collateral for FHLB borrowings. Based on the Company’s internal policy limits, these other options provide an additional borrowing capacity of approximately $380 million as of December 31, 2006.
     In August 2005, the Company issued $10.3 million of junior subordinated debentures to Mercantile Bancorp Capital Trust I (“Trust I”). Trust I was formed for the sole purpose of issuing its own non-voting cumulative preferred securities to one or more investors. The Company owns all of the voting securities of Trust I. Trust I issued $10 million of its cumulative preferred securities through a private placement offering on August 25, 2005 and invested the proceeds of its issuance in the Company’s junior subordinated debentures. Consistent with the FRB’s capital adequacy guidelines, the proceeds of Trust I’s sale of its preferred securities will qualify as Tier I capital of the Company. The junior subordinated debentures have a fixed interest rate for approximately 10 years of 6.10%, which was the rate on December 31, 2006. Commencing November 25, 2015, the rate is equal to 3 month LIBOR plus 144 basis points. The junior subordinated debentures mature on August 25, 2035 and are callable, at the option of the Company, at par on or after November 23, 2010. Trust I’s sole asset is the Company’s junior subordinated debt. The Company’s obligations with respect to the issuance of the preferred securities constitute a full and unconditional guarantee of the Trust I’s obligations with respect to the preferred securities. Interest on the junior subordinated debentures and distributions on the preferred securities are payable quarterly in arrears. Distributions on the preferred securities are cumulative. The Company has the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the junior subordinated debentures, which will require deferral of distribution of the preferred securities, for a period not exceeding 20 consecutive quarterly periods, provided that such deferral may not extend beyond the stated maturity of the junior subordinated debentures. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption.

     In July 2006, the Company issued $20.6 million of junior subordinated debentures to Mercantile Bancorp Capital Trust II (“Trust II”). Trust II was formed for the sole purpose of issuing its own non-voting cumulative preferred securities to one or more investors. The Company owns all of the voting securities of Trust II. Trust II issued $20 million of its cumulative preferred securities through a private placement offering on July 13, 2006 and invested the proceeds of its issuance in the Company’s junior subordinated debentures. Consistent with the FRB’s capital adequacy guidelines, the proceeds of Trust II’s sale of its preferred securities will qualify as Tier I capital of the Company. The junior subordinated debentures have a variable interest rate of LIBOR plus 1.65%, which was 7.02% on December 31, 2006. The rate resets quarterly. The junior subordinated debentures mature on July 13, 2036 and are callable, at the option of the Company, at par on or after July 13, 2011. Trust II’s sole asset is the Company’s junior subordinated debt. The Company’s obligations with respect to the issuance of the preferred securities constitute a full and unconditional guarantee of Trust II’s obligations with respect to the preferred securities. Interest on the junior subordinated debentures and distributions on the preferred securities are payable quarterly in arrears. Distributions on the preferred securities are cumulative. The Company has the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the junior subordinated debentures, which will require deferral of distribution of the preferred securities, for a period not exceeding 20 consecutive quarterly periods, provided that such deferral may not extend beyond the stated maturity of the junior subordinated debentures. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The Company used the proceeds of the junior subordinated debentures as partial financing for the acquisition of Royal Palm.
     In July 2006, the Company issued $10.3 million of junior subordinated debentures to Mercantile Bancorp Capital Trust III (“Trust III”). Trust III was formed for the sole purpose of issuing its own non-voting cumulative preferred securities to one or more investors. The Company owns all of the voting securities of Trust III. Trust III issued $10 million of its cumulative preferred securities through a private placement offering on July 13, 2006 and invested the proceeds of its issuance in the Company’s junior subordinated debentures. Consistent with the FRB’s capital adequacy guidelines, the proceeds of Trust III’s sale of its preferred securities will qualify as Tier I capital of the Company. The junior subordinated debentures have a fixed interest rate for approximately 5 years of 7.17%, which was the rate on December 31, 2006. Commencing September 13, 2011, the rate is equal to 3 month LIBOR plus 153 basis points. The junior subordinated debentures mature on July 13, 2036 and are callable, at the option of the Company, at par on or after July 13, 2011. Trust III’s sole asset is the Company’s junior subordinated debt. The Company’s obligations with respect to the issuance of the preferred securities constitute a full and unconditional guarantee of the Trust III’s obligations with respect to the preferred securities. Interest on the junior subordinated debentures and distributions on the preferred securities are payable quarterly in arrears. Distributions on the preferred securities are cumulative. The Company has the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the junior subordinated debentures, which will require deferral of distribution of the preferred securities, for a period not exceeding 20 consecutive quarterly periods, provided that such deferral may not extend beyond the stated maturity of the junior subordinated debentures. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The Company used the proceeds of the junior subordinated debentures as partial financing for the acquisition of Royal Palm.
     On November 10, 2006, the Company executed a loan agreement with US Bank, N.A. in the amount of $15 million, to be used as partial financing for the acquisition of Royal Palm. Principal is payable in three installments of $375 thousand each, due on December 31, 2008, March 30, 2009 and June 30, 2009, with the remaining balance due on November 10, 2009. Interest is payable monthly at a floating rate equal to 1-month LIBOR plus 1.30%, reset monthly until maturity.
     The Company uses derivative instruments to manage interest rate risk. During 2003, the Company entered into two interest rate swap agreements with a notional amount totaling $15 million. The interest rate swap agreements were used to hedge a pool of variable rate loans. The fair value of the derivatives was $238 thousand at December 31, 2005, and was recorded as a liability in the financial statements. These agreements matured in 2006.

     As indicated in the table above, average liquid assets increased 46.2% to $58.0 million as of December 31, 2006 from $39.6 million in 2005, which increased 7.5% from $36.9 million in 2004. As a percent of average total assets, average liquid assets increased to 4.79% in 2006 from 3.68% in 2005, which had decreased from 3.69% in 2004. The increase in average liquid assets during 2006 was primarily attributable to the November 2006 acquisition of Royal Palm, plus additional liquidity as a result of the timing of the financing for the Royal Palm acquisition. The junior subordinated debentures used to partially fund the Royal Palm purchase were issued in July 2006 in order to lock in favorable interest rates. However, the Royal Palm acquisition didn’t close until November, causing an increase in short-term investable funds for period prior to closing. Management is confident that the current level of liquid assets is adequate to meet anticipated cash flow obligations.
     An additional source of liquidity that can be managed for short-term and long-term needs is the Company’s ability to securitize or package loans (primarily mortgage loans) for sale. The Company sold $38.8 million in mortgage loans during 2006, $32.5 million during 2005, and $36.6 million during 2004. As of December 31, 2006 and 2005 the Company carried $1.7 million and $3.6 million, respectively, in loans held for sale that management intends to sell during the next 12 months.
     The Company also realized steady growth in loans held for investment during 2006 and 2005. This loan growth was funded primarily through deposit growth.
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
     The Company’s deposit base is stable, and has demonstrated consistent growth. While a majority of the time deposits in amounts of $100,000 or more will mature within 12 months, management expects that a significant portion of these deposits will be renewed. Historically, large time deposits have been stable and management is confident it can offer interest rates at the time of renewal that are competitive with other financial institutions. If a significant portion of the certificates of deposit were not renewed, it would have an adverse effect on liquidity. However, the Company has other available funding sources, including purchased funds from correspondent banks and Federal Home Loan Bank advances, to mitigate this risk.
     As of December 31, 2006, the total amount of time and brokered time deposits scheduled to mature in the following 12 months was approximately $514.7 million. Long-term debt and related interest payments due in the following 12 months was approximately $15.8 million. Operating lease payments due in the next 12 months total approximately $240 thousand. The Company believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on time and brokered time deposits to retain deposits in changed interest environments. If the Company requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank are available as an additional source of funds.

     The following table presents additional information about contractual obligations as of December 31, 2006, which by their terms have contractual maturity and termination dates subsequent to December 31, 2006:

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals
	(dollars in thousands)
Contractual obligations:
Certificates of deposit	$514,715	$136,627	$53,396	$1,695	$706,433
Long-term borrowing (1)	9,510	36,000	13,000	48,739	107,249
Interest payments on long-term borrowings	6,298	9,900	5,961	4,029	26,188
Minimum operating lease commitments	240	420	278	126	1,064

Totals	$530,763	$182,947	$72,635	$54,589	$840,934

(1)	The long-term borrowings include: Federal Home Loan Bank advances totaling $44.8 million at fixed rates ranging from 3.66% to 5.50%; bank notes payable totaling $21.2 million at variable rates of interest ranging from 6.62% to 6.75% at December 31, 2006; junior subordinated debentures totaling $10.3 million at a fixed rate of 6.10% until November 2015; junior subordinated debentures totaling $10.3 million at a fixed rate of 7.17% until September 2011; and junior subordinated debentures totaling $20.6 million at a variable rate of 7.02% at December 31,2006.
     As of December 31, 2006, the Company had open-end lines of credit with approximately $201.4 million available to be drawn upon and approximately $10.5 million in unfunded letters of credit. The following table presents additional information about unfunded commitments as of December 31, 2006, which by their terms have contractual maturity dates subsequent to December 31, 2006:

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals
	(dollars in thousands)
Unfunded commitments:
Letters of credit	$7,650	$237	$—	$2,570	$10,457
Lines of credit	149,340	25,876	20,529	5,658	201,403

Totals	$156,990	$26,113	$20,529	$8,228	$211,860

     Included in the total outstanding unused lines of credit of $201.4 million as of December 31, 2006 were commercial lines of $180 million and consumer lines of $21.5 million.
     The Company’s banking subsidiaries routinely enter into commitments to extend credit in the normal course of their business. At December 31, 2006, the Company had outstanding commitments to originate loans aggregating approximately $3.7 million. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $442 thousand at December 31, 2006 with the remainder at floating market rates. The balance of commitments to extend credit represents future cash requirement and some of these commitments may expire without being drawn upon. The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.
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
     The following table sets forth the static rate-sensitivity analysis of the Company as of December 31, 2006:

	Rate Sensitive Within
								Fair
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Value
	(dollars in thousands)
Interest bearing deposits	$29,188	$—	$—	$—	$—	$—	$29,188	$29,188
Federal funds sold	41,105	—	—	—	—	—	41,105	41,105
Securities
U.S. treasuries and agencies	3,054	2,454	2,438	—	—	546	8,492	8,440
Mortgage-backed securities	54,036	44,482	8,803	—	—	—	107,321	107,096
State and political subdivisions	5,710	5,203	6,112	3,901	7,214	21,860	50,000	49,580
Corporate bonds	—	—	—	—	1,500	10,500	12,000	11,997
Equity securities	10,212	—	—	—	—	—	10,212	11,347
Loans and loans held for sale	544,016	130,253	107,629	81,196	60,319	109,903	1,033,316	1,025,027

Total rate-sensitive assets	$687,321	$182,392	$124,982	$85,097	$69,033	$142,809	$1,291,634	$1,283,780

Interest bearing transaction deposits	$16,584	$14,155	$5,961	$29,847	$16,155	$34,348	$117,050	$117,050
Savings deposits	40,278	16,997	6,421	—	—	—	63,696	63,696
Money market deposits	140,372	20,691	6,703	738	—	—	168,504	168,504
Time and brokered time deposits	514,715	81,141	55,486	47,166	6,230	1,695	706,433	702,381
Short-term borrowings	26,338	—	—	—	—	—	26,338	26,338
Long-term debt	9,510	21,375	14,625	5,000	8,000	48,739	107,249	107,639

Total rate-sensitive liabilities	$747,797	$154,359	$89,196	$82,751	$30,385	$84,782	$1,189,270	$1,185,608

Rate sensitive assets – rate sensitive liabilities	$(60,476)	$28,033	$35,786	$2,346	$38,648	$58,027	$102,364	$98,172

Cumulative Gap	$(60,476)	$(32,443)	$3,343	$5,689	$44,337	$102,364

Cumulative amounts as % of total rate-sensitive assets	(4.68)%	(2.51)%	0.26%	0.44%	3.43%	7.93%

Cumulative Ratio	0.92	0.96	1.00	1.01	1.04	1.09

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
     The funds management policies of the Company require the subsidiary banks to monitor their rate-sensitivity positions so that net interest income over the next twelve months will not be reduced by more than 10% given a change in interest rates of up to 200 basis points (plus or minus). As of December 31, 2006, management feels that the banks and the Company, on a consolidated basis, are within those guidelines.

Capital Resources
     Other than the issuance of common stock, the Company’s primary source of capital is net income retained by the Company. During the year ended December 31, 2006, the Company earned $10.3 million and paid dividends of $1.9 million to stockholders resulting in retention of current earnings of $8.4 million. During the years ended December 31, 2005 and 2004, the Company earned $9.5 million and $8.3 million and paid dividends to stockholders of $1.8 million and $1.5 million resulting in a retention of current earnings of $7.7 million and $6.8 million, respectively.
     The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of December 31, 2006, the Company had a total capital to total risk-weighted asset ratio of 10.9%, a Tier 1 capital to risk-weighted asset ratio of 9.7% and a Tier 1 leverage ratio of 8.1%. As of December 31, 2005, the Company had a total capital to total risk-weighted asset ratio of 11.8%, a Tier 1 capital to risk-weighted asset ratio of 10.9% and a Tier 1 leverage ratio of 9.4%. The decrease in the capital ratios from 2005 to 2006 was primarily due to the increase in assets associated with the November 2006 acquisition of Royal Palm. Despite the decreases, the Company exceeds the regulatory capital guidelines. Likewise, the individual ratios for each of the Company’s bank subsidiaries also exceed the regulatory guidelines.
     Without prior approval, the subsidiary banks are restricted as to the amount of dividends that they may declare to the balance of the retained earnings account, adjusted for defined bad debts. The banks’ retained earnings available for dividends to the Company at December 31, 2006 and 2005 totaled $51.7 million and $46.5 million, respectively. As a practical matter, the subsidiary banks restrict dividends to a lesser amount because of the desire to maintain an adequate capital structure. Despite these restrictions, management feels that it has sufficient resources available to meet its capital and funding needs.
Regulatory Considerations
     It is management’s belief that there are no current recommendations by the regulatory authorities that, if implemented, would have a material effect on the Company’s liquidity, capital resources, or operations.
Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) No. 06-4, Postretirement Benefits Associated with Split-Dollar Life Insurance (EITF 06-4). EITF 06-4 requires deferred-compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement to be recognized as a liability by the employer. The liability for future benefits should be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of the adoption of EITF 06-4 on its financial condition, results of operations and cash flows.
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

Item 8. Financial Statements and Supplementary Data
     The financial statements, the reports thereon, and the notes thereto commence at page 87 of this Annual Report on Form 10-K.
Consolidated Quarterly Financial Data

	2006
	December 31	September 30	June 30	March 31
	(dollars in thousands, except per share data)
Interest income	$21,862	$19,730	$17,884	$16,674
Interest expense	11,815	10,355	8,522	7,722

Net interest income	10,047	9,375	9,362	8,952
Provision for loan losses	1,654	857	768	635
Noninterest income	5,388	3,758	2,449	2,335
Noninterest expense	8,563	7,735	7,533	7,785
Minority interest	207	199	161	225

Income before income taxes	5,011	4,342	3,349	2,642
Income taxes	1,787	1,420	1,100	718

Net income	$3,224	$2,922	$2,249	$1,924

Basic earnings per share	0.55	0.50	0.38	0.33

	2005
	December 31	September 30	June 30	March 31
	(dollars in thousands, except per share data)
Interest income	$16,269	$15,390	$14,584	$13,527
Interest expense	6,951	6,479	5,725	5,183

Net interest income	9,318	8,911	8,869	8,344
Provision for loan losses	688	451	680	549
Noninterest income	2,420	2,158	1,985	1,984
Noninterest expense	7,267	7,060	6,638	6,852
Minority interest	119	302	133	94

Income before income taxes	3,664	3,256	3,403	2,833
Income taxes	1,201	634	1,001	816

Net income	$2,463	$2,622	$2,402	$2,017

Basic earnings per share	0.42	0.45	0.41	0.34

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the three years ended December 31, 2006.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2006, are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.
Management Report on Internal Control Over Financial Reporting
     The management of Mercantile Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Mercantile Bancorp, Inc.’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     All internal control systems, no matter how well designed, have inherent limitations. Because of those inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2006, the company’s internal control over financial reporting is effective based on those criteria.
     The Company acquired Royal Palm Bancorp, Inc. and its subsidiary, Royal Palm Bank of Florida (Royal Palm), on November 10, 2006. Management has excluded from its assessment of the effectiveness of Mercantile Bancorp, Inc.’s internal control over financial reporting as of December 31, 2006, Royal Palm’s internal control over financial reporting included in the consolidated financial statements of Mercantile Bancorp, Inc. for the period November 10 through December 31, 2006. While the acquisition was considered material to the Company, it did not result in a material change in our internal controls over financial reporting.
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by BKD, LLP, an independent registered public accounting firm, as stated in their report which is included herein.
March 8, 2007
/s/ Ted T. Awerkamp
Ted T. Awerkamp
President and Chief Executive Officer
/s/ Michael P. McGrath
Michael P. McGrath
Executive Vice President, Treasurer, Secretary and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Mercantile Bancorp, Inc.
Quincy, Illinois
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Mercantile Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that Mercantile Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Mercantile Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     The Company acquired Royal Palm Bancorp, Inc. and its subsidiary, Royal Palm Bank of Florida (Royal Palm), on November 10, 2006. Management excluded from its assessments of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, Royal Palm’s internal control over financial reporting in the consolidated financial statements of Mercantile Bancorp, Inc. for the period of November 10, 2006 through December 31, 2006. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Royal Palm from the period of November 10, 2006 to December 31, 2006.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Mercantile Bancorp, Inc. and our report dated March 8, 2007 expressed an unqualified opinion thereon.
/s/ BKD, LLP
Decatur, Illinois
March 8, 2007
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Company and Corporate Governance
     For information on the executive officers of the Company, please see Part I of this Form 10-K under the caption Item 4A – “Executive Officers of Registrant” which is incorporated herein by reference in response to this item. Also, the Company incorporates herein by reference the information set forth under the captions “Election of Directors”, “Ratification of Selection of Independent Auditors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Company’s definitive proxy statement for its 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“2007 Proxy Statement”). The Company’s Board of Directors has adopted a Code of Ethics for senior executive, financial and accounting officers, among other persons, which was filed as Exhibit 14.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 11. Executive Compensation
     The information under the captions “Executive Compensation and Other Information”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2007 Proxy Statement are incorporated herein by reference in response to this item.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information under the caption “Ownership of Common Stock by Management and Principal Shareholders” in the 2007 Proxy Statement is incorporated herein by reference in response to this item.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information under the captions “Interests of Directors and Officers in Certain Transactions” and “Corporate Governance – Director Independence” in the 2007 Proxy Statement are incorporated herein by reference in response to this item.
Item 14. Principal Accounting Fees and Services
     The information under the caption “Principal Accounting Fees and Services” in the 2007 Proxy Statement is incorporated herein by reference in response to this item.

PART IV
Item 15. Exhibits, Financial Statement Schedules
     (a) Financial Statements
     Reference is made to the consolidated financial statements, reports thereon, and notes thereto commencing at page 87 of this Annual Report on Form 10-K. A list of such consolidated financial statements is set forth below:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2006 and 2005
Consolidated Statements of Income for the Years Ended December 31, 2006, 2005, and 2004
Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2006, 2005, and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005, and 2004

Notes to Consolidated Financial Statements
     (b) Exhibits – See Exhibit Index
     (c) There are no financial statement schedules filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCANTILE BANCORP, INC.
(Registrant)

By:	/s/ Ted T. Awerkamp

Name:	Ted T. Awerkamp
Title:	President and Chief Executive Officer
Dated:	March 15, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ted T. Awerkamp Ted T. Awerkamp	President and Chief Executive Officer (principal executive officer)	March 15, 2007

/s/ Michael P. McGrath Michael P. McGrath	Executive Vice President, Treasurer, Secretary and Chief Financial Officer (principal financial officer/principal accounting officer)	March 15, 2007

/s/ Ted T. Awerkamp Ted T. Awerkamp	Director	March 15, 2007

/s/ Dan S. Dugan Dan S. Dugan	Chairman, Director	March 15, 2007

/s/ Michael J. Foster Michael J. Foster	Director	March 15, 2007

/s/ William G. Keller, Jr. William G. Keller, Jr.	Director	March 15, 2007

/s/ Frank H. Musholt Frank H. Musholt	Director	March 15, 2007

/s/ Dennis M. Prock Dennis M. Prock	Director	March 15, 2007

/s/ Walter D. Stevenson III Walter D. Stevenson III	Director	March 15, 2007

Exhibit
Number		Description of Exhibit

3.1		Certificate of Incorporation of Mercantile Bancorp, Inc., as amended, filed with the Registration Statement on Form 10 dated May 12, 2004 (File No. 000-50757)(the “Registration Statement”), under the same exhibit number.

3.2		Bylaws of Mercantile Bancorp, Inc., as amended, filed herewith.

4.1		Shareholder Rights Agreement dated July 9, 1999 between the Company and Mercantile Trust & Savings Bank, filed under same exhibit number with the Registration Statement.

4.2		Amendment to Shareholder Rights Agreement dated May 15, 2000 between the Company and Mercantile Trust & Savings Bank, filed under same exhibit number with the Registration Statement.

10.1	†	Amendment in its Entirety to Employment Agreement dated December 19, 2005, between Mercantile Bancorp, Inc. and Mercantile Trust & Savings Bank and Dan S. Dugan, filed as Exhibit 10.1 with the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.2	†	Executive Employee Salary Continuation Agreement dated December 8, 1994 between Mercantile Trust & Savings Bank and Dan S. Dugan, filed as Exhibit 10.3 with the Registration Statement.

10.3	†	Amendment to Dugan Executive Employee Salary Continuation Agreement dated April 26, 2004, filed as Exhibit 10.4 with the Registration Statement.

10.4		Second Amendment to Dugan Executive Employee Salary Continuation Agreement dated December 29, 2006, filed as Exhibit 10.1 to a Current Report on Form 8-K filed January 5, 2007.

10.5	†	Executive Employee Salary Continuation Agreement dated December 8, 1994 between Mercantile Trust & Savings Bank and Ted T. Awerkamp, filed as Exhibit 10.5 with the Registration Statement.

10.6	†	Amendment to Awerkamp Executive Employee Salary Continuation Agreement dated April 26, 2004, filed as Exhibit 10.6 with the Registration Statement.

10.7		Mercantile Bancorp, Inc. Profit Sharing Plan and Trust, filed as Exhibit 10.7 with the Registration Statement.

10.8		401(k) Plan Adoption Agreement, filed as Exhibit 10.8 with the Registration Statement.

10.9		Amendment to the Profit Sharing Plan and Trust, filed as Exhibit 10.9 with the Registration Statement.

10.10		Consulting Agreement dated March 2, 2007 between Mercantile Bancorp, Inc. and Dan S. Dugan, filed as Exhibit 10.1 to a Current Report on Form 8-K filed March 7, 2007.

10.11		Third Amended and Restated Term Loan Agreement dated November 10, 2006 by and between Mercantile Bancorp, Inc., Borrower and U.S. Bank National Association, formerly known as Firstar Bank, N.A., Lender, filed as Exhibit 10.1 with the Periodic Report on Form 10-Q for the quarter ended September 30, 2006 (the “Third Quarter Form 10-Q”).

10.12		Construction Agreement dated August 24, 2006 by and between Mercantile Trust & Savings Bank, Owner and Clayco, Inc., Contractor, filed as Exhibit 10.2 with the Third Quarter Form 10-Q.

10.13		General Conditions of the Contract for Construction by and between Mercantile Trust & Savings Bank, Owner and Clayco, Inc., Contractor, filed as Exhibit 10.3 with the Third Quarter Form 10-Q.

Exhibit
Number	Description of Exhibit

14.1	Code of Ethics, filed under same exhibit number with Annual Report on Form 10-K for fiscal year ended December 31, 2004.

21.1	Subsidiaries of registrant, filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, filed herewith

†	Management contract or compensatory plan or arrangement.

Report of Independent
Registered Public Accounting Firm
Audit Committee,
Board of Directors and Stockholders
Mercantile Bancorp, Inc.
Quincy, Illinois
We have audited the accompanying consolidated balance sheets of Mercantile Bancorp, Inc. (Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercantile Bancorp, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mercantile Bancorp, Inc.’s internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Frame Work issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) and our report dated March 8, 2007 expressed unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting.
/s/ BKD, Llp
Decatur, Illinois
March 8, 2007

Mercantile Bancorp, Inc.
Consolidated Balance Sheets
December 31, 2006 and 2005
(in thousands, except share data)

	2006	2005

Assets

Cash and due from banks	$28,854	$27,761
Interest-bearing demand deposits	29,188	14,548
Federal funds sold	41,105	1,845

Cash and cash equivalents	99,147	44,154

Available-for-sale securities	176,179	150,196
Held-to-maturity securities	12,400	14,870
Loans held for sale	1,660	3,635
Loans, net of allowance for loan losses of $10,613 and $8,082 at December 31, 2006 and 2005	1,021,043	849,566
Interest receivable	10,277	7,896
Foreclosed assets held for sale, net	291	341
Federal Home Loan Bank stock	5,699	5,432
Equity method investments in common stock	4,119	7,105
Cost method investments in common stock	3,190	3,350
Deferred income taxes	3,071	4,254
Mortgage servicing rights	994	1,018
Cash surrender value of life insurance	18,143	15,930
Premises and equipment	25,693	18,242
Goodwill	32,120	5,208
Core deposit and other intangibles	2,110	2,360
Other	6,691	4,267

Total assets	$1,422,827	$1,137,824

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Demand	$111,131	$104,320
Savings, NOW and money market	349,250	264,008
Time	551,688	450,336
Brokered time	154,745	127,465

Total deposits	1,166,814	946,129

Interest rate swaps at fair value	—	238
Short-term borrowings	26,338	32,587
Long-term debt	66,010	41,410
Junior subordinated debentures	41,239	10,310
Interest payable	6,039	3,134
Other	6,531	4,967

Total liabilities	1,312,971	1,038,775

Commitments and Contingent Liabilities
Minority Interest	9,198	7,561

Stockholders’ Equity
Common stock, $0.42 par value; authorized 12,000,000 shares;
Issued — 5,924,790 shares
Outstanding — 5,831,745 and 5,848,245 shares at December 31, 2006 and 2005	2,469	2,469
Additional paid-in capital	13,142	12,924
Retained earnings	86,648	78,200
Accumulated other comprehensive income (loss)	23	(848)

	102,282	92,745
Treasury stock, at cost
Common; 93,045 shares and 76,545 shares at December 31, 2006 and 2005	(1,624)	(1,257)

Total stockholders’ equity	100,658	91,488

Total liabilities and stockholders’ equity	$1,422,827	$1,137,824

See Notes to Consolidated Financial Statements

Mercantile Bancorp, Inc.
Consolidated Statements of Income
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except share data)

	2006	2005	2004

Interest and Dividend Income
Loans
Taxable	$66,152	$51,767	$42,015
Tax exempt	908	720	556
Securities
Taxable	5,774	4,791	5,149
Tax exempt	1,783	1,775	1,553
Federal funds sold	577	134	84
Dividends on Federal Home Loan Bank Stock	189	235	259
Deposits with financial institutions and other	767	358	170

Total interest and dividend income	76,150	59,780	49,786

Interest Expense
Deposits	33,071	21,185	15,476
Short-term borrowings	1,389	676	286
Long-term debt and junior subordinated debentures	3,954	2,477	2,231

Total interest expense	38,414	24,338	17,993

Net Interest Income	37,736	35,442	31,793
Provision for Loan Losses	3,914	2,368	1,746

Net Interest Income After Provision for Loan Losses	33,822	33,074	30,047

Noninterest Income
Fiduciary activities	2,191	1,910	1,670
Brokerage fees	1,120	430	373
Customer service fees	3,610	3,407	3,394
Other service charges and fees	599	621	546
Net gains on loan sales	612	548	521
Net gains on sale of equity and cost method investments	4,318	—	—
Loan servicing fees	388	372	366
Net realized losses on sale of available-for-sale securities	—	—	(4)
Net increase in cash surrender value of life insurance	653	606	619
Income on equity method investments in common stock	251	182	187
Other	188	471	185

Total noninterest income	13,930	8,547	7,857

Noninterest Expense
Salaries and employee benefits	18,254	15,937	15,182
Net occupancy expense	2,001	2,061	1,487
Equipment expense	1,777	1,667	1,612
Deposit insurance premium	122	119	119
Professional fees	1,782	1,361	1,243
Postage and supplies	941	857	838
Losses on sale of premises and equipment	107	70	—
Loss on foreclosed assets, net	35	94	134
Amortization of mortgage servicing rights	224	196	185
Other	6,373	5,455	5,078

Total noninterest expense	31,616	27,817	25,878

Minority Interest	792	648	151

Income Before Income Taxes	15,344	13,156	11,875
Provision for Income Taxes	5,025	3,652	3,557

Net Income	$10,319	$9,504	$8,318

Basic Earnings Per Share	$1.76	$1.62	$1.41

Weighted average shares outstanding	5,846,983	5,879,016	5,891,040

See Notes to Consolidated Financial Statements

Mercantile Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except share data)

					Accumulated
	Common Stock				Other
	Shares		Additional Paid-	Retained	Comprehensive
	Outstanding	Amount	In Capital	Earnings	Income (Loss)	Treasury Stock	Total

Balance, January 1, 2004	5,891,040	$2,469	$12,498	$63,588	$1,900	$(421)	$80,034

Comprehensive income
Net income	—	—	—	8,318	—	—	8,318
Change in unrealized appreciation on available-for-sale securities, net of taxes and reclassification adjustment	—	—	—	—	(951)	—	(951)
Accumulated other comprehensive loss of equity method investee	—	—	—	—	(16)	—	(16)
Change in unrealized loss on interest rate swaps, net of taxes	—	—	—	—	(76)	—	(76)

Total comprehensive income							7,275

Issuance of stock to minority shareholders of Mid-America	—	—	126	—	—	—	126
Dividends on common stock, $0.25 per share	—	—	—	(1,453)	—	—	(1,453)

Balance, December 31, 2004	5,891,040	2,469	12,624	70,453	857	(421)	85,982

Comprehensive income
Net income	—	—	—	9,504	—	—	9,504
Change in unrealized depreciation on available-for-sale securities, net of taxes and reclassification adjustment	—	—	—	—	(1,606)	—	(1,606)
Accumulated other comprehensive loss of equity method investee	—	—	—	—	(27)	—	(27)
Change in unrealized loss on interest rate swaps, net of taxes	—	—	—	—	(72)	—	(72)

Total comprehensive income							7,799

Issuance of stock to minority shareholders of Mid-America	—	—	300	—	—	—	300
Dividends on common stock, $0.30 per share	—	—	—	(1,757)	—	—	(1,757)
Purchase of treasury stock	(42,795)	—	—	—	—	(836)	(836)

Balance, December 31, 2005	5,848,245	2,469	12,924	78,200	(848)	(1,257)	91,488

Comprehensive income
Net income	—	—	—	10,319	—	—	10,319
Change in unrealized appreciation on available-for-sale securities, net of taxes and reclassification adjustment	—	—	—	—	892	—	892
Accumulated other comprehensive loss of equity method investee	—	—	—	—	(5)	—	(5)
Change in unrealized loss on interest rate swaps, net of taxes	—	—	—	—	147	—	147

Total comprehensive income							11,353

Issuance of stock to minority shareholders of Mid-America	—	—	218	—	—	—	218
Dividends on common stock, $0.32 per share	—	—	—	(1,871)	—	—	(1,871)
Purchase of treasury stock	(16,500)	—	—	—	—	(367)	(367)
Adjustment to initially apply FAS Statement No. 158, net of tax	—	—	—	—	(163)	—	(163)

Balance, December 31, 2006	5,831,745	$2,469	$13,142	$86,648	$23	$(1,624)	$100,658

See Notes to Consolidated Financial Statement

Mercantile Bancorp, Inc.
Statements of Cash Flows
December 31, 2006, 2005 and 2004
(in thousands, except share data)

	2006	2005	2004

Operating Activities
Net income	$10,319	$9,504	$8,318
Items not requiring (providing) cash
Depreciation	1,535	1,652	1,257
Provision for loan losses	3,914	2,368	1,746
Amortization of premiums and discounts on securities	1,062	943	1,287
Amortization of core deposit intangibles	247	161	145
Deferred income taxes	2,091	(1,252)	(91)
Net realized losses on sales of available-for-sale securities	—	—	4
Losses on sales of foreclosed assets	35	94	134
Net gains on loan sales	(612)	(548)	(521)
Amortization of mortgage servicing rights	224	196	185
Losses on sale of premises and equipment	107	70	—
Gain on sale of equity and cost method investments	(4,318)	—	—
Income on equity method investments in common stock	(251)	(182)	(187)
Federal Home Loan Bank stock dividends	(58)	(223)	(246)
Net increase in cash surrender value of life insurance	(653)	(606)	(619)
Minority interest in earnings of subsidiary	792	648	151
Changes in
Loan originated for sale	(38,755)	(32,513)	(35,064)
Proceeds from sales of loans	41,142	32,481	36,644
Interest receivable	(1,736)	(1,378)	(98)
Other assets	(1,662)	(1,298)	(471)
Interest payable	2,256	988	197
Other liabilities	373	673	933

Net cash provided by operating activities	16,052	11,778	13,704

Investing Activities
Cash received in acquisition of Mid-America	—	—	3,691
Cash paid for additional shares of Mid-America	—	—	(770)
Cash paid in acquisition of Royal Palm, net of cash received	(21,804)	—	—
Purchases of available-for-sale securities	(113,362)	(63,953)	(45,747)
Proceeds from maturities of available-for-sale securities	104,625	63,983	45,213
Proceeds from the sales of available-for-sale securities	—	—	2,775
Purchases of held-to-maturity securities	—	—	(199)
Proceeds from maturities of held-to-maturity securities	3,375	4,745	6,810
Net change in loans	(54,535)	(90,886)	(82,784)
Purchases of premises and equipment	(5,313)	(3,940)	(1,402)
Proceeds from sales of premises and equipment	20	35	—
Purchases of Federal Home Loan Bank stock	(841)	(109)	(309)
Proceeds from sales of Federal Home Loan Bank stock	1,152	—	—
Proceeds from the sales of foreclosed assets	469	743	1,003
Purchase of cost method investment in common stock	(995)	(1,501)	—
Purchases of equity method investment in common stock	—	(2,986)	—
Proceeds from sales of equity method investments	1,347	—	—

Net cash used in investing activities	(85,862)	(93,869)	(71,719)

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	59,617	16,837	40,524
Net increase in time and brokered time deposits	22,145	55,865	30,846
Net increase (decrease) in short-term borrowings	(6,249)	11,202	2,084
Proceeds from long-term debt	28,750	2,902	3,250
Repayment of long-term debt	(9,150)	(11,250)	(4,677)
Proceeds from issuance of junior subordinated debentures	30,929	10,310	—
Proceeds from issuance of stock to minority interest of Mid-America	1,395	3,307	392
Purchase of intangible assets	(396)	—	—
Purchase of treasury stock	(367)	(836)	—
Dividends paid	(1,871)	(1,757)	(1,453)
Dividends paid on minority shares	—	(54)	—

Net cash provided by financing activities	124,803	86,526	70,966

Increase in Cash and Cash Equivalents	54,993	4,435	12,951
Cash and Cash Equivalents, Beginning of Year	44,154	39,719	26,768

Cash and Cash Equivalents, End of Year	$99,147	$44,154	$39,719

Supplemental Cash Flows Information
Interest paid	$36,158	$23,350	$17,796
Income taxes paid (net of refunds)	$4,917	$4,423	$3,205
Real estate acquired in settlement of loans	$454	$655	$917
Mid-America equity method investment recorded at acquisition	$—	$—	$3,059
Increase in additional paid-in-capital due to issuance of stock to minority interest of Mid-America at a price over book	$218	$300	$126
Increase in core deposit intangibles due to purchase of Mid-America at a price over book	$—	$413	$—
Core deposit intangible reclassified to goodwill	$—	$—	$760
Available-for-sale securities received in sale of equity and cost method investments	$8,035	$—	$—
Purchase of minority interest shares including goodwill in Security State Bank of Hamilton recognized as other liabilities	$580	$—	$—
See Notes to Consolidated Financial Statement

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)
Note 1: Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Mercantile Bancorp, Inc. (“Company”) is a multi-state bank holding company whose principal activity is the ownership and management of its wholly and majority owned subsidiaries, Mercantile Trust & Savings Bank, Perry State Bank, Farmers State Bank of Northern Missouri, Marine Bank and Trust, Golden State Bank, Security State Bank of Hamilton, Brown County State Bank, State Bank of Augusta, Mid-America Bancorp, Inc., the sole shareholder of Heartland Bank and Royal Palm Bancorp, Inc., the sole shareholder of the Royal Palm Bank of Florida, (“Banks”). Mercantile Bancorp Capital Trust 1, Trust II, and Trust III (“Trusts”) are unconsolidated wholly-owned subsidiaries of the Company. The Trusts were formed to issue cumulative preferred securities. The Company owns all of the securities of the Trusts that possess general voting powers. During 2006, Golden State Bank and Brown County State Bank were merged, with the survivor being Brown County State Bank. Also, Security State Bank of Hamilton, State Bank of Augusta, and Marine Bank and Trust Company were merged with Marine Bank and Trust Company being the survivor. Marine Bank and Trust Company purchased the remaining shares held by the minority shareholders as a result of this merger. The Banks are primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Western Illinois, Northern Missouri, suburban Kansas City, Missouri, and Southwestern Florida. The Banks are subject to competition from other financial institutions. The Company and Banks are also subject to regulation by certain federal and state agencies and undergo periodic examinations by those regulatory authorities.
Investment Subsidiary
Mercantile Trust & Savings Bank (“MTSB”) has a subsidiary, Mercantile Investments, Inc. (“MII”), that manages the majority of MTSB’s investment portfolio. MII, located in the Cayman Islands, is included in the consolidation of the Company’s financial statements. As of December 31, 2006, MII had approximately $95,048,000 in total assets.
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

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, goodwill, and core deposit and other intangibles. In connection with the determination of the allowance for loan losses, management generally obtains independent appraisals for significant properties. The Company utilizes valuations to determine goodwill and core deposit and other intangibles. The Company also reviews goodwill and core deposit and other intangibles annually for impairment.
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
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)
Derivative Financial Instruments and Hedging Transactions
As part of the Company’s asset and liability management strategy, it may engage in derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations on its net interest margin. During 2003, the Company entered into two interest rate swap agreements. The interest rate swap agreements matured during 2006. The objective for the interest rate swaps was to manage asset and liability positions in connection with the Company’s overall strategy of minimizing the impact of interest rate fluctuations on its interest rate margin. As part of the Company’s overall risk management, the Company’s Asset Liability Committee, which meets monthly, monitors and measures interest rate risk and the sensitivity of assets and liabilities to interest rate changes, including the impact of the interest rate swaps. No other swaps or derivative contracts were entered into in 2006 or 2005.
The interest rate swaps qualified as cash flow hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, and were designed as hedges of the variability of cash flows the Company receives on certain of its loans indexed at the U.S. Prime rate. In accordance with SFAS No. 133, these interest rate swap agreements were measured at fair value and reported as a liability on the consolidated statement of financial condition. The portion of the change in the fair value of the interest rate swaps that was deemed effective in hedging the cash flows of the designated liabilities was recorded as a component of accumulated other comprehensive income (loss), net of tax, and reclassified into interest income as such cash flows occur in the future. Any ineffectiveness resulting from the hedges was recorded as a gain or loss in the consolidated statements of income. No such gains or losses were recorded in 2006, 2005 or 2004.
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
Discounts and premiums on purchased loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.
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
December 31, 2006, 2005 and 2004
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
Premises and Equipment
Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using accelerated and straight-line methods over the estimated useful lives of the assets. Leasehold improvements are capitalized and depreciated using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter.
Federal Home Loan Bank Stock
Federal Home Loan Bank stock is stated at cost and is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. As of December 31, 2006, the Company has approximately $1,463,000 in excess Federal Home Loan Bank stock.
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
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)
Goodwill
Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.
Core Deposit and Other Intangibles
Core deposit intangibles are being amortized on the straight-line basis over periods ranging from five to ten years. Such assets and intangible assets with indefinite lives are periodically evaluated as to the recoverability of their carrying value.
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
Income Taxes
Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with its subsidiaries, with the exception of Mid-American Bancorp, Inc. The Company’s ownership of Mid-America Bancorp, Inc. was 52.7% at December 31, 2006, which does not meet the requirements to be included in the Company’s consolidated tax returns.
Self Insurance
The Company has elected to self-insure certain costs related to employee health benefit programs. Costs resulting from uninsured losses are charged to income when incurred. The Company has purchased insurance that limits its exposure to individual and aggregate amounts in any given year.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)
Earnings Per Share
Earnings per share have been computed based upon the weighted-average common shares outstanding during each year.
Trust Assets
Assets held in fiduciary or agency capacities are not included in the consolidated balance sheets since such items are not assets of the Company. Fees from trust activities are recorded on an accrual basis over the period in which the service is provided. Fees are a function of the market value of assets managed and administered, the volume of transactions, and fees for other services rendered, as set forth in the underlying client agreement with the Trust Department. This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on estimated asset valuations and transaction volumes. Generally, the actual trust fee is charged to each account on a monthly prorated basis. Any out of pocket expenses or services not typically covered by the fee schedule for trust activities are charged directly to the trust account on a gross basis as trust revenue is incurred. The Company manages or administers 689 trust accounts with assets totaling approximately $526,184,000 and $457,837,000 at December 31, 2006 and 2005, respectively.
Reclassifications
Certain reclassifications have been made to the 2005 and 2004 financial statements to conform to the 2006 financial statement presentation. These reclassifications had no effect on net income.
Note 2: Securities
The amortized cost and approximate fair values of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value

Available-for-sale Securities:
December 31, 2006:
U.S. Treasury	$500	$—	$(3)	$497
U.S. government agencies	7,992	4	(53)	7,943
Mortgage-backed securities	96,140	587	(697)	96,030
State and political subdivisions	49,781	137	(556)	49,362
Corporate bonds	11,000	—	—	11,000
Equity securities	10,212	1,135	—	11,347

	$175,625	$1,863	$(1,309)	$176,179

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value

Available-for-sale Securities:
December 31, 2005:
U.S. Treasury	$5,375	$—	$(14)	$5,361
U.S. government agencies	3,507	—	(46)	3,461
Mortgage-backed securities	85,399	279	(938)	84,740
State and political subdivisions	50,665	287	(609)	50,343
Corporate bonds	6,007	7	—	6,014
Equity securities	277	—	—	277

	$151,230	$573	$(1,607)	$150,196

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value

Held-to-maturity Securities
December 31, 2006:
Mortgage-backed securities	$11,181	$2	$(117)	$11,066
State and political subdivisions	219	—	(1)	218
Corporate bonds	1,000	—	(3)	997

	$12,400	$2	$(121)	$12,281

December 31, 2005:
Mortgage-backed securities	$14,453	$5	$(251)	$14,207
State and political subdivisions	417	—	(2)	415

	$14,870	$5	$(253)	$14,622

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)
The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$8,794	$8,763	$1,120	$1,116
One to five years	27,312	27,061	—	—
Five to ten years	31,038	30,848	99	99
After ten years	2,129	2,130	—	—

	69,273	68,802	1,219	1,215
Mortgage-backed securities	96,140	96,030	11,181	11,066
Equity securities	10,212	11,347	—	—

Totals	$175,625	$176,179	$12,400	$12,281

The carrying value of securities pledged as collateral, to secure public deposits, Federal Home Loan Bank advances, repurchase agreements and for other purposes, amounted to $98,279,000 at December 31, 2006 and $88,904,000 at December 31, 2005.
Gross losses of $4,000 resulting from sales of available-for-sale securities were realized for 2004. Income tax benefit of $1,000 was recognized on the sales of available-for-sale securities during 2004. There were no sales of available-for-sale securities during 2006 and 2005.
With the exception of U.S. governmental agencies and corporations, the Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders’ equity at December 31, 2006.
Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2006 and 2005, was $118,812,000 and $119,690,000, which is approximately 63% and 73% of the Company’s available-for-sale and held-to-maturity investment portfolios. These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent credit quality ratings.
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

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)
The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005:

	Less Than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

December 31, 2006
U.S. Treasury	$—	$—	$497	$(3)	$497	$(3)
U.S. Government agencies	2,435	(4)	4,372	(49)	6,807	(53)
Mortgage-backed securities	17,792	(75)	52,830	(739)	70,622	(814)
State and political subdivisions	6,983	(31)	32,906	(526)	39,889	(557)
Corporate bonds	—	—	997	(3)	997	(3)

Total temporarily impaired securities	$27,210	$(110)	$91,602	$(1,320)	$118,812	$(1,430)

December 31, 2005
U.S. Government agencies	$2,490	$(28)	$1,968	$(32)	$4,458	$(60)
Mortgage-backed securities	44,498	(483)	37,271	(706)	81,769	(1,189)
State and political subdivisions	26,215	(416)	7,248	(195)	33,463	(611)

Total temporarily impaired securities	$73,203	$(927)	$46,487	$(933)	$119,690	$(1,860)

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)
Note 3: Equity and Cost Method Investments in Common Stock
The Company has equity method investments in common stock of $4,119,000 and $7,105,000 as of December 31, 2006 and 2005, respectively. Included in retained earnings at December 31, 2006 is cumulative net gains and income in regards to the equity method investments in common stock of $1,132,000, net of taxes. Included in retained earnings at December 31, 2005 is cumulative net gains and income in regard to the equity method investments in common stock of $66,000, net of taxes.
The Company’s equity method investments in common stock as of December 31 are as follows:

	Investment Amount
Entity	2006	2005

New Frontier Bancshares, Inc.	$4,119	$4,024
NorthStar Bancshares, Inc.	—	3,081

	$4,119	$7,105

The Company owned 32,647 shares of common stock of New Frontier Bancshares, Inc. (“New Frontier”), which represents an ownership percentage of 37% as of December 31, 2006 and 2005. The purchase of 7,251 shares for $1,812,750 during 2005 was in excess of the underlying equity in the net assets of New Frontier. The amount of the purchase price in excess of the underlying net assets of $421,000 was recognized as a core deposit intangible. New Frontier is a privately held bank holding company located in St. Charles, Missouri. As of December 31, 2006 and 2005, the Company’s investment in New Frontier was $4,119,000 and $4,024,000, respectively. The investment in New Frontier is carried at the same amount of the underlying equity in the net assets of New Frontier. Included in retained earnings at December 31, 2006 and 2005 is cumulative net gains and income in regards to the equity method investment in New Frontier of $223,000 and $150,000, net of taxes, respectively. Quoted market prices for the common stock are not available. Selected financial information for New Frontier is as follows:

	As of and for the Years Ended
	December 31,
	2006	2005

Total assets	$153,797	$122,354
Total liabilities	142,617	111,336
Total equity	11,181	11,018
Net income	320	262
The Company also owned 228,392 shares of common stock of NorthStar Bancshares, Inc. (“NorthStar”), as of December 31, 2005. The Company purchased 63,392 shares of NorthStar during 2005 for $1,261,000 which increased the Company’s ownership from 14% to 20%. The amount of the purchase price in excess of the underlying net assets of $484,000 was recognized as a core deposit intangible. NorthStar was a privately held bank holding company located in Liberty, Missouri.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)
On July 5, 2006, NorthStar sold its outstanding capital stock of 228,392 shares (including the Company’s 19.6% equity interest) to Enterprise Financial Services Corp. (“Enterprise”) of Clayton, Missouri in a cash and stock transaction. The agreement entitled the Company to receive, for each of its 228,392 shares of NorthStar, $5.895 in cash and .918 share of Enterprises common stock, less .231 share of Enterprise placed in escrow as a reserve against potential losses incurred by Enterprise resulting from certain NorthStar loans as well as breach of contract by NorthStar (“the contingency”). The balance of the Company’s equity method investment of $3,208,000 and related unamortized core deposit intangible of $702,000 totaled $3,910,000 as of the date of the sale. The Company received $1,347,000 in cash and 156,964 shares of Enterprise, valued at $4,032,000. In addition, 52,759 shares of Enterprise, valued at approximately $1.4 million, were placed in escrow and allocated to the Company. The Company has not recognized the gain on the shares in escrow until the contingency is resolved. The amount of the cash and value of Enterprise stock received in the transaction, excluding the stock placed in escrow, in excess of the unamortized cost totaled approximately $1,469,000 and was recorded as a gain in 2006. The Enterprise stock received represents approximately 1.8% of the outstanding common stock of Enterprise and was recorded as an available-for-sale investment of the Company. Enterprise stock is publicly traded on the NASDAQ exchange under the symbol “EFSC”. Securities and Exchange Commission rules place certain restrictions on the Company’s ability to sell its holdings in Enterprise. During the first year the stock is held, it may only be sold in a private placement to another sophisticated investor. If held more than one year, but less than two, the stock may be sold if certain conditions are met, including Enterprise being current in its SEC filings, sales by the Company in any three-month period not exceeding the greater of 1% of the outstanding shares of Enterprise of the four-week average of trading volume in Enterprise stock, the sale of shares being made either in an unsolicited brokerage transaction or directly to a market-maker, and the Company filing SEC Form 144 in connection with the sale.
Included in retained earnings at December 31, 2006 and 2005 are cumulative net gains (losses) and income (expense) in regards to the equity method investment in NorthStar of $909,000 (including gain on sale of $912,000) and $(84,000), net of taxes, respectively.
As of December 31, 2005, the Company’s investment in NorthStar was $3,081,000. In prior years, the Company’s investment was less than 20%; however, the Company’s Chief Executive Officer was a member of NorthStar’s board of directors and could exert significant influence over operating and financial policies. The Company recorded its investment on the equity method, and accordingly, the investment in NorthStar was carried at the same amount of the underlying equity in the net assets of NorthStar.
The Company has investments in the common stock of other community banks which are not publicly traded that are recorded under the cost method of accounting. The Company had investments in three community banks at December 31, 2006 and 2005 for $3,190,000 and $3,350,000, respectively.
During 2006, one of the Company’s cost method investments was sold and the Company received stock in the acquiring company. The Company’s carrying value was $1,154,000 and the Company received stock with a value of $4,003,000 for a gain of $2,849,000. The shares of the new company are recognized as available for sale securities as the Company is publicly traded.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)
Note 4: Loans and Allowance for Loan Losses
Categories of loans at December 31, include:

	2006	2005

Commercial and agricultural	$214,916	$229,159
Commercial real estate	416,276	293,179
Residential real estate	265,577	209,946
Consumer	124,723	114,292
Floor plan loans	10,164	11,072

Total loans	1,031,656	857,648

Less
Allowance for loan losses	10,613	8,082

Net loans	$1,021,043	$849,566

Activity in the allowance for loan losses was as follows:

	2006	2005	2004

Balance, beginning of year	$8,082	$7,115	$5,830
Purchased allowance	1,725	—	476
Provision charged to expense	3,914	2,368	1,746
Losses charged off, net of recoveries of $284 for 2006, $340 for 2005, and $398 for 2004	(3,108)	(1,401)	(937)

Balance, end of year	$10,613	$8,082	$7,115

Impaired loans totaled $12,064,000 and $10,997,000 at December 31, 2006 and 2005, respectively. An allowance for loan losses of $103,000 and $224,000 relates to impaired loans of $133,000 and $332,000 at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, impaired loans of $11,931,000 and $10,665,000 had no related allowance for loan losses. The amount of impairment recorded through the allowance for loan losses is measured on a loan-by-loan basis by either the present value of expected future cash flows, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent.
Interest of approximately $868,000, $944,000 and $877,000 was recognized on average impaired loans of $11,531,000, $11,542,000 and $16,167,000 for 2006, 2005 and 2004, respectively. Interest of approximately $784,000, $963,000 and $873,000 was recognized on impaired loans on a cash basis during 2006, 2005 and 2004, respectively.
At December 31, 2006 and 2005, accruing loans delinquent 90 days or more totaled $993,000 and $1,342,000, respectively. Non-accruing loans at December 31, 2006 and 2005 were $5,397,000 and $3,632,000, respectively.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)
Note 5: Premises and Equipment
Major classifications of premises and equipment, stated at cost, are as follows:

	2006	2005

Land	$4,270	$3,085
Buildings and improvements	18,832	17,643
Leasehold improvements	2,221	597
Equipment	12,455	12,144
Construction in progress	3,962	435

	41,740	33,904
Less accumulated depreciation	16,047	15,662

Net premises and equipment	$25,693	$18,242

Mercantile Trust & Savings Bank has entered into an agreement to have a building constructed for its corporate headquarters in Quincy, Illinois. The amount of the contract is $12,386,000. The Company has paid $2,369,000 through December 31, 2006 related to this contract. The amount of interest capitalized during 2006 was $22,974.
Note 6: Derivative Financial Instruments
During 2003, the Company entered into interest rate swap agreements which matured in 2006. Under these agreements, the Company received a fixed rate and paid a variable rate. The interest rate swaps qualified as cash flow hedges for accounting purposes, and effectively fixed the interest received on $15,000,000, as of December 31, 2005, of variable rate loan accounts indexed to the U.S. Prime rate.
Interest income received from the interest rate swap counterparty was $757,673, $833,423, and $854,250 and interest paid was $1,036,250, $876,840, and $630,031 for 2006, 2005 and 2004, respectively.
Note 7: Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005, were:

	2006	2005

Balance as of January 1	$5,208	$5,208
Goodwill acquired in Royal Palm acquisition	26,640	—
Goodwill acquired through acquisition of minority interest in merger of subsidiaries	272	—

Balance as of December 31	$32,120	$5,208

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)
During November 2006, Security State Bank of Hamilton, Sate Bank of Augusta and Marine Bank and Trust Company were merged with Marine Bank and Trust Company being the survivor. Marine Bank and Trust Company purchased the remaining shares held by the minority shareholders with the transaction; however, the minority shareholders initially dissented to the transaction. The Bank offered $580,000 for the minority shares. Subsequent to December 31, 2006, the dissenters accepted the $580,000 offer. The $580,000 was recognized as an other liability as of December 31, 2006. The Company recognized $272,000 in goodwill related to this transaction.
All goodwill is allocated to the banking segment of the business. The fair value of the banking segment of the business was estimated using the expected present value of future cash flows.
Note 8: Other Intangible Assets
The carrying basis and accumulated amortization of recognized intangible assets at December 31, was:

	2006		2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposits	$2,161	$448	$2,732	$372
Intangible asset with indefinite life	397	—	—	—

	$2,558	$448	$2,732	$372

A reconciliation of core deposit intangibles for the period is as follows:

	2006		2005
		Accumulated		Accumulated
	Carrying Values	Amortization	Carrying Values	Amortization

Balance as of January 1	$2,732	$372	$1,414	$211
Acquisition of Mid-America	—	—	413	—
Acquisition of New Frontier	—	—	421	—
Acquisition of NorthStar	—	—	484	—
Acquisition of Royal Palm	303	—	—	—
Disposal of NorthStar	(873)	(171)	—	—
Amortization of core deposit intangibles	—	247	—	161
Acquisition of intangible with indefinite life	396	—	—	—

Balance as of December 31	$2,558	$448	$2,732	$372

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)
Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $247,000, $161,000 and $145,000, respectively. Estimated amortization expense for each of the following five years is:

2007	$372,000
2008	348,000
2009	333,000
2010	315,000
2011	286,000
Note 9: Loan Servicing
Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was approximately $158,136,000, $152,919,000 and $148,598,000 at December 31, 2006, 2005 and 2004, respectively.
Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $862,000, $825,000 and $741,000 at December 31, 2006, 2005 and 2004, respectively.
The aggregate fair value of capitalized mortgage servicing rights at December 31, 2006, 2005 and 2004 totaled $1,343,000, $1,147,000 and $1,040,000, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

	2006	2005	2004

Mortgage servicing rights
Balance, beginning of year	$1,018	$998	$990
Servicing rights capitalized	200	216	193
Amortization of servicing rights	(224)	(196)	(185)

Balance, end of year	$994	$1,018	$998

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)
Note 10: Interest-Bearing Deposits
Interest-bearing deposits in denominations of $100,000 or more were approximately $275,490,000 at December 31, 2006 and $342,573,000 on December 31, 2005.
At December 31, 2006, the scheduled maturities of time deposits, including brokered deposits, are as follows:

2007	$514,715
2008	81,141
2009	55,486
2010	47,166
2011	6,230
Thereafter	1,695

$706,433

Note 11: Short-Term Borrowings
Short-term borrowings included the following at December 31:

	2006	2005

Federal funds purchased	$902	$998
Securities sold under agreements to repurchase	23,651	14,317
U.S. Treasury demand notes	1,785	1,122
Short term Federal Home Loan Bank borrowings	—	16,150

Total short-term borrowings	$26,338	$32,587

Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The obligations are secured by mortgage backed securities and such collateral is held by Wachovia and United Missouri Bank. The maximum amount of outstanding agreements at any month end during 2006 and 2005 totaled $23,651,000 and $14,456,000 and the monthly average of such agreements totaled $16,304,000 and $13,181,000, respectively. The agreements at December 31, 2006 mature within 12 months.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)
Note 12: Long-Term Debt and Junior Subordinated Debentures
Long-term debt and junior subordinated debentures consisted of the following components at December 31:

	2006	2005

Federal Home Loan Bank advances, fixed rates from 3.66% to 5.50%, due at various dates through 2016.	$44,825	$37,475

Bank note payable, variable rate, due June 30, 2007	6,185	3,935

Bank note payable, variable rate, final payment due November 10, 2009	15,000	—

Junior subordinated debenture owed to unconsolidated subsidiaries	41,239	10,310

Total long-term debt	$107,249	$51,720

The Federal Home Loan Bank (FHLB) advances are secured by U.S. Government agency and mortgage backed securities, first-mortgage loans, and all stock in the FHLB owned by the Company. The advances are subject to restrictions or penalties in the event of prepayments. The Company has $34,500,000 in FHLB borrowings having a weighted average rate of 4.93% which are subject to being called beginning in 2007.
The $6,185,000 bank note payable is secured by 100% of the outstanding shares of the subsidiary banks. The principal is due June 30, 2007. Interest is payable quarterly at 1.5 percent below prime. The rate at December 31, 2006 was 6.75%. The bank note payable has various covenants related to the Company including ratios relating to the Company’s capital, allowance for loan losses and return on assets.
The $15,000,000 bank note payable is secured by 100% of the outstanding shares of the subsidiary banks. The principal is due November 10, 2009. Interest is payable quarterly at 1.3% plus LIBOR. The rate at December 31, 2006 was 6.62%. Principal is due in four payments as follows: $375,000 due on December 31, 2008, $375,000 due on March 30, 2009, $375,000 due on June 30, 2009, and $13,875,000 due on November 10, 2009. The bank note payable has various covenants related to the Company including ratios relating to the Company’s capital, allowance for loan losses and return on assets.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)
During 2005, the Company issued $10,310,000 of junior subordinated debt owed to Mercantile Bancorp Capital Trust I (“Trust”). The Trust is a wholly-owned unconsolidated subsidiary, which was formed on August 25, 2005, to issue cumulative preferred securities. The Company owns all of the securities of the Trust that possess general voting powers. The Company issued shares of the preferred securities through a private placement offering on August 25, 2005 through the trust. The Trust invested the proceeds in the Company’s junior subordinated debentures. The junior subordinated debentures have a fixed interest rate for approximately 10 years of 6.10%, which was the rate on December 31, 2006 and 2005. Commencing November 25, 2015, the rate is equal to 3 month LIBOR plus 144 basis points. The junior subordinated debentures mature on August 25, 2035 and are callable, at the option of the Company, at par on or after November 23, 2010. The Trust’s sole asset is the holding company’s junior subordinated debt. The Company’s obligations with respect to the issuance of the preferred securities constitute a full and unconditional guarantee of the Trust’s obligations with respect to the preferred securities. Interest on the junior subordinated debentures and distributions on the preferred securities are payable quarterly in arrears. Distributions on the preferred securities are cumulative. The Company has the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the junior subordinated debentures, which will require deferral of distribution of the preferred securities, for a period not exceeding 20 consecutive quarterly periods, provided that such deferral may not extend beyond the stated maturity of the junior subordinated debentures. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption.
During 2006, the Company issued $20,619,000 of junior subordinated debt owed to Mercantile Bancorp Capital Trust II (“Trust”). The Trust is a wholly-owned unconsolidated subsidiary, which was formed on July 13, 2006, to issue cumulative preferred securities. The Company owns all of the securities of the Trust that possess general voting powers. The Company issued shares of the preferred securities through a private placement offering on July 13, 2006 through the Trust. The Trust invested the proceeds in the Company’s junior subordinated debentures. The junior subordinated debentures have a variable interest rate of LIBOR plus 1.65%, which was 7.02% on December 31, 2006. The rate resets quarterly. The junior subordinated debentures mature on July 13, 2036 and are callable, at the options of the Company, at par on or after July 13, 2011. The Trust’s sole asset is the holding company’s junior subordinated debt. The Company’s obligations with respect to the issuance of the preferred securities constitute a full and unconditional guarantee of the Trust’s obligations with respect to the preferred securities. Interest on the junior subordinated debentures and distributions on the preferred securities are payable quarterly in arrears. Distributions on the preferred securities are cumulative. The Company has the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the junior subordinated debentures, which will require deferral of distribution of the preferred securities, for a period not exceeding 20 consecutive quarterly periods, provided that such deferral may not extend beyond the stated maturity of the junior subordinated debentures. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)
During 2006, the Company issued $10,310,000 of junior subordinated debt owed to Mercantile Bancorp Capital Trust III (“Trust”). The Trust is a wholly-owned unconsolidated subsidiary, which was formed on July 13, 2006, to issue cumulative preferred securities. The Company owns all of the securities of the Trust that possess general voting powers. The Company issued shares of the preferred securities through a private placement offering on July 13, 2006, through the trust. The Trust invested the proceeds in the Company’s junior subordinated debentures. The junior subordinated debentures have a fixed interest rate for approximately 5 years, which was 7.17% on December 31, 2006. Commencing September 2011, the rate is equal to 3 month LIBOR plus 153 basis points. The junior subordinated debentures mature on July 13, 2036 and are callable, at the option of the Company, at par on or after July 13, 2011. The Trust’s sole asset is the holding company’s junior subordinated debt. The Company’s obligations with respect to the issuance of the preferred securities constitute a full and unconditional guarantee of the Trust’s obligations with respect to the preferred securities. Interest on the junior subordinated debentures and distributions on the preferred securities are payable quarterly in arrears. Distributions on the preferred securities are cumulative. The Company has the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the junior subordinated debentures, which will require deferral of distribution of the preferred securities, for a period not exceeding 20 consecutive quarterly periods, provided that such deferral may not extend beyond the stated maturity of the junior subordinated debentures. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption.
The interest expense on the junior subordinated debt was $1,661,401 and $220,000 for the years ended December 31, 2006 and 2005, respectively.
Per regulation, 25% of Tier 1 capital, see Note 15, can be comprised of the junior subordinated debt owed to the Trust.
Aggregate annual maturities of long-term debt and junior subordinated debentures at December 31, 2006, are:

2007	$9,510
2008	21,375
2009	14,625
2010	5,000
2011	8,000
Thereafter	48,739

$107,249

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)
Note 13: Income Taxes
The provision for income taxes includes these components:

	2006	2005	2004

Taxes currently payable
Federal	$2,696	$4,292	$3,309
State	238	612	339

Deferred income taxes
Federal	1,714	(1,078)	(75)
State	377	(174)	(16)

Income tax expense	$5,025	$3,652	$3,557

     A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2006	2005	2004

Computed at the statutory rate (34%)	$5,217	$4,473	$4,038
Increase (decrease) resulting from
Tax exempt income	(836)	(782)	(719)
State income taxes	406	263	174
Increase in cash surrender value of life insurance	(219)	(225)	(210)
Change in deferred tax rate for Mid-America	—	(328)	—
Other	457	251	274

Actual tax expense	$5,025	$3,652	$3,557

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)
The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2006	2005

Deferred tax assets
Allowance for loan losses	$3,901	$3,002
Accrued compensated absences	206	190
Deferred compensation	1,087	1,066
Accrued postretirement benefits	142	62
Equity method investments	26	165
Net operating loss carryforward of Mid-America Bancorp, Inc.	777	906
Unrealized loss on interest rate swap	—	91
Unrealized losses on available-for-sale securities	—	377
Stock options	38	—
FAS 158	100	—
Purchase accounting adjustments	626	—
Other	—	59

	6,903	5,918

Deferred tax liabilities
Federal Home Loan Bank stock dividends	375	447
Depreciation	468	482
State taxes	43	123
Mortgage servicing rights	376	386
Deferred gain on investments	1,652	—
Unrealized gains on available-for-sale securities	203	—
Core deposit intangible for Mid-America Bancorp, Inc.	226	226
Other	489	—

	3,832	1,664

Net deferred tax asset	$3,071	$4,254

As of December 31, 2006, the Company had approximately $2,209,000 of net operating loss carryforwards relating to Mid-America Bancorp, Inc. The carryforwards expire in 15-20 years.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)
Note 14: Other Comprehensive Loss
Other comprehensive loss components and related taxes were as follows:

	2006	2005	2004

Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $580 for 2006, $(981) for 2004 and $(646) for 2004	$892	$(1,606)	$(954)
Less reclassification adjustment for realized losses, net of tax benefit of $0 for 2006, $0 for 2005 and $(1) for 2004	—	—	(3)

Net change in unrealized appreciation (depreciation) on available-for-sale securities, net of tax benefit of $580 for 2006, $(981) for 2005 and $(646) for 2004	$892	$(1,606)	$(951)

Accumulated other comprehensive loss of equity method investee	$(5)	$(27)	$(16)

Unrealized loss on interest rate swaps:
Unrealized holding gains (losses), net of tax expense (benefit) of $(19) for 2006, $(61) for 2005 and $38 for 2004	$(28)	$(99)	$63
Less reclassification adjustment to interest income, net of tax expense (benefit) of $(104) for 2006, $(16) for 2005 and $85 for 2004	(175)	(27)	139

Net change in unrealized loss on interest rate swaps, net of tax expense (benefit) of $91 for 2006, $(43) for 2005 and $(47) for 2004	$147	$(72)	$(76)

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)
Note 15: Regulatory Matters
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Company and subsidiary banks meet all capital adequacy requirements to which they are subject.
As of December 31, 2006, the most recent notification from the Company and subsidiary banks’ regulatory authorities categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed Banks’ categories.
Per regulation, 25% of Tier 1 capital can be comprised of the junior subordinated debt owed to the Trust.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)
The Company and subsidiary banks’ actual capital amounts and ratios are presented in the following table.

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006
Total capital (to risk-weighted assets)
Consolidated	$124,138	10.9%	$90,954	8.0%	$113,692	N/A
Mercantile Trust & Savings Bank	51,981	11.2	37,276	8.0%	46,595	10.0%
Perry State Bank	13,606	10.6	10,234	8.0%	12,792	10.0%
Farmers State Bank of Northern Missouri	6,829	10.6	5,157	8.0%	6,446	10.0%
Marine Bank and Trust	14,308	11.9	9,599	8.0%	11,999	10.0%
Brown County State Bank	6,330	11.4	4,453	8.0%	5,567	10.0%
Heartland Bank	17,388	10.7	12,987	8.0%	16,234	10.0%
Royal Palm Bank of Florida	15,696	12.1	10,420	8.0%	13,025	10.0%

Tier I capital (to risk-weighted assets)
Consolidated	110,273	9.7	45,477	4.0%	68,215	N/A
Mercantile Trust & Savings Bank	48,450	10.4	18,638	4.0%	27,957	6.0%
Perry State Bank	12,162	9.5	5,117	4.0%	7,675	6.0%
Farmers State Bank of Northern Missouri	6,040	9.4	2,579	4.0%	3,868	6.0%
Marine Bank and Trust	13,177	11.0	4,799	4.0%	7,199	6.0%
Brown County State Bank	5,931	10.7	2,227	4.0%	3,340	6.0%
Heartland Bank	13,795	8.5	6,494	4.0%	9,741	6.0%
Royal Palm Bank of Florida	14,067	10.8	5,210	4.0%	7,815	6.0%

Tier I capital (to average assets)
Consolidated	110,273	8.1	54,527	4.0%	68,159	N/A
Mercantile Trust & Savings Bank	48,450	8.2	23,664	4.0%	29,580	5.0%
Perry State Bank	12,162	8.2	5,951	4.0%	7,438	5.0%
Farmers State Bank of Northern Missouri	6,040	6.8	3,550	4.0%	4,438	5.0%
Marine Bank and Trust	13,177	8.1	6,481	4.0%	8,101	5.0%
Brown County State Bank	5,931	7.7	3,094	4.0%	3,868	5.0%
Heartland Bank	13,795	8.4	6,579	4.0%	8,224	5.0%
Royal Palm Bank of Florida	14,067	9.9	5,690	4.0%	7,112	5.0%

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005
Total capital (to risk-weighted assets)
Consolidated	$108,909	11.8%	$74,146	8.0%	$—	N/A
Mercantile Trust & Savings Bank	46,117	10.3%	35,726	8.0%	44,658	10.0%
Perry State Bank	12,729	10.7%	9,519	8.0%	11,899	10.0%
Farmers State Bank of Northern Missouri	6,110	10.6%	4,594	8.0%	5,743	10.0%
Marine Bank and Trust	7,662	10.8%	5,696	8.0%	7,121	10.0%
Golden State Bank	2,005	12.2%	1,315	8.0%	1,643	10.0%
Security State Bank of Hamilton	4,073	12.2%	2,669	8.0%	3,336	10.0%
Brown County State Bank	4,865	12.0%	3,253	8.0%	4,066	10.0%
State Bank of Augusta	2,265	12.0%	1,512	8.0%	1,890	10.0%
Heartland Bank	13,996	11.3%	9,909	8.0%	12,387	10.0%

Tier I capital (to risk-weighted assets)
Consolidated	100,828	10.9%	37,073	4.0%	—	N/A
Mercantile Trust & Savings Bank	42,611	9.5%	17,863	4.0%	26,795	6.0%
Perry State Bank	11,425	9.6%	4,760	4.0%	7,140	6.0%
Farmers State Bank of Northern Missouri	5,578	9.7%	2,297	4.0%	3,446	6.0%
Marine Bank and Trust	7,022	9.9%	2,848	4.0%	4,272	6.0%
Golden State Bank	1,896	11.5%	657	4.0%	986	6.0%
Security State Bank of Hamilton	3,791	11.4%	1,335	4.0%	2,002	6.0%
Brown County State Bank	4,550	11.2%	1,626	4.0%	2,440	6.0%
State Bank of Augusta	2,067	8.7%	756	4.0%	1,134	6.0%
Heartland Bank	10,801	10.9%	4,955	4.0%	7,432	6.0%

Tier I capital (to average assets)
Consolidated	100,828	9.4%	44,626	4.0%	—	N/A
Mercantile Trust & Savings Bank	42,611	7.9%	21,715	4.0%	27,144	5.0%
Perry State Bank	11,425	8.1%	5,665	4.0%	7,081	5.0%
Farmers State Bank of Northern Missouri	5,578	7.1%	3,141	4.0%	3,926	5.0%
Marine Bank and Trust	7,022	8.3%	3,391	4.0%	4,239	5.0%
Golden State Bank	1,896	7.4%	1,021	4.0%	1,276	5.0%
Security State Bank of Hamilton	3,791	7.9%	1,922	4.0%	2,403	5.0%
Brown County State Bank	4,550	8.4%	2,169	4.0%	2,711	5.0%
State Bank of Augusta	2,067	7.4%	1,115	4.0%	1,394	5.0%
Heartland Bank	10,801	9.3%	4,655	4.0%	5,819	5.0%

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)
Without prior approval, the subsidiary banks are restricted as to the amount of dividends that they may declare to the balance of the retained earnings account, adjusted for defined bad debts. The Banks’ retained earnings available for dividends to the Company at December 31, 2006 totaled $51,730,000. As a practical matter, the subsidiary banks restrict dividends to a lesser amount because of the desire to maintain an adequate capital structure.
Note 16: Related Party Transactions
At December 31, 2006 and 2005, the Company had loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties).
The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2006	$15,238,000
Change in composition of related parties	2,810,000
New loans, including renewals	2,704,000
Payments, including renewals	(3,517,000)

Balances, December 31, 2006	$17,235,000

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
Note 17: Leases
The Company has several noncancellable operating leases, primarily for facilities, that expire over the next six years. These leases generally contain renewal options for periods ranging from one to five years. Rental expense for these leases was $234,000 and $195,000 for the years ended December 31, 2006 and 2005, respectively.
Future minimum lease payments under operating leases are:

Operating Leases
2007	$239,640
2008	218,111
2009	202,022
2010	144,193
2011	134,001
Thereafter	125,606

Total minimum lease payments	$1,063,573

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)
Note 18: Acquisitions
During November 2006, the Company purchased 100% of the outstanding common stock of Royal Palm Bancorp, Inc., which is located in Naples, Florida. The results of Royal Palm operations have been included in the consolidated financial statements since that date. The aggregate purchase price was $42,816,000.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date the Company obtained control of Royal Palm Bancorp, Inc:

Cash and cash equivalents	$21,012
Available-for-sale securities	8,706
Held-to-maturity securities	1,000
Loans, net of allowance for loan losses of $1,725	121,310
Interest receivable	645
Federal Home Loan Bank stock	520
Deferred income taxes	1,479
Premises and equipment	3,800
Core deposit intangibles	303
Goodwill	26,640
Other assets	2,321

Total assets acquired	187,736

Deposits	138,923
Long-term debt	5,000
Interest payable	649
Other liabilities	348

Total liabilities assumed	144,920

Net assets acquired	$42,816

The Company performed a core deposit intangible study and as a result of the study, the Company recorded the core deposit intangibles based on the determined fair value. The core deposit intangible is being amortized over 5 years. In addition, other purchase accounting adjustments were made and are reflected in the table above. The $26,640,000 of goodwill was assigned entirely to the banking segment of the business. None of the goodwill is expected to be deductible for tax purposes.
Royal Palm’s results of operations have been reflected in the Company’s consolidated statements of income beginning as of the acquisition date. The following pro forma disclosures, including the effect of the purchase accounting adjustments, depict the results of operations as though the merger had taken place at the beginning of each period.

	Year Ended December 31,
	2006	2005

Net interest income	$42,332	$39,180
Net income	10,639	9,546
Basic earnings per share	1.82	1.62

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)
During August 2003, the Company purchased shares of common stock of Mid-America Bancorp, Inc. (“Mid-America”), which is located in Leawood, Kansas. The Company had recognized its investment in Mid-America under the equity method.
During February 2004, the Company purchased additional shares of Mid-America Bancorp, Inc., which increased its ownership to 56.2%. As a result of the increased ownership, the Company obtained control of Mid-America. The Company consolidated Mid-America in its December 31, 2006, 2005 and 2004 financial statements as its investment is considered majority-owned by the Company. At December 31, 2006, 2005 and 2004, the Company’s ownership was 52.7%, 55.6% and 54.6%, respectively
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date the Company obtained control of Mid-America:

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
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)
Mid-America’s results of operations have been reflected in the Company’s consolidated statements of income beginning as of the acquisition date. The following pro forma disclosures, including the effect of the purchase accounting adjustments, depict the results of operations as though the merger had taken place at the beginning of each period.

Year Ended
December 31,
2004
Net interest income	$32,136
Net income	8,321
Basic earnings per share	1.41
Note 19: Employee Benefits
The Company has a defined contribution 401(k) profit sharing plan covering substantially all employees with the exception of Mid-America Bancorp, Inc. Employer contributions charged to expense for 2006, 2005 and 2004 were $1,057,000, $825,000 and $835,000, respectively.
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
The transition obligation is being recognized over the employees’ future service period as a component of net periodic postretirement benefit cost. The net periodic postretirement benefit cost was $33,000 for 2006, $212,000 for 2005 and $136,000 for 2004. The Company adopted FAS Statement No. 158 during 2006 and adjusted the liability to the accumulated postretirement benefit obligation. The accumulated postretirement benefit obligation was immaterial as of December 31, 2006 and 2005.
The Company has salary continuation agreements with certain executives. The agreements provide monthly payments upon retirement for life, but for not less than 15 years. The charge to expense for the agreements were $245,000 for 2006, $398,304 for 2005 and $871,445 for 2004. Such charges reflect the straight-line accrual over the period until full eligibility of the present value of benefits due each participant on the full eligibility date, using a 6.25% discount factor.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)
Note 20: Disclosures about Fair Value of Financial Instruments
The following table presents estimated fair values of the Company’s financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which method involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

	December 31, 2006		December 31, 2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets
Cash and cash equivalents	$99,147	$99,147	$44,154	$44,154
Available-for-sale securities	176,179	176,179	150,196	150,196
Held-to-maturity securities	12,400	12,281	14,870	14,622
Loans held for sale	1,660	1,660	3,635	3,635
Loans, net of allowance for loan losses	1,021,043	1,023,367	849,566	835,002
Federal Home Loan Bank stock	5,699	5,699	5,432	5,432
Cost method investments in common stock	3,190	3,190	3,350	3,350
Interest receivable	10,277	10,277	7,896	7,896

Financial liabilities
Deposits	1,166,814	1,162,762	946,129	943,833
Interest rate swaps	—	—	238	238
Short-term borrowings	26,338	26,338	32,587	32,587
Long-term debt and junior subordinated debentures	107,249	107,639	51,720	51,313
Interest payable	6,039	6,039	3,134	3,134

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	0	0	0	0
Letters of credit	0	0	0	0
Lines of credit	0	0	0	0

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)
The following methods and assumptions were used to estimate the fair value of each class of financial instruments.
Cash and Cash Equivalents, Federal Home Loan Bank Stock, Cost Method Investments in Common Stock, and Interest Receivable
The carrying amount approximates fair value.
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
Long-Term Debt and Junior Subordinated Debentures
Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)
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
Note 21: Significant Estimates and Concentrations
Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations, goodwill, and core deposit and other intangibles. Estimates related to the allowance for loan losses, goodwill, and core deposit and other intangibles are reflected in the footnotes regarding loans. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments and credit risk.
The Company’s loan portfolio includes a concentration of loans for commercial real estate amounting to $416,276,000 and $293,179,000 as of December 31, 2006 and 2005, respectively. The commercial real estate loans include loans that are collateralized by commercial real estate in the Quincy, Illinois geographic market totaling $80,003,000 and $78,346,000 as of December 31, 2006 and 2005, respectively.
Note 22: Commitments and Credit Risk
The Company grants commercial, mortgage and consumer loans and receives deposits from customers located primarily in Western Illinois, Northern Missouri, suburban Kansas City, Missouri and Southwestern Florida. The Company’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon economic conditions and the agricultural economy in Western Illinois, Northern Missouri, suburban Kansas City, Missouri and Southwestern Florida.
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

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)
At December 31, 2006 and 2005, the Company had outstanding commitments to originate loans aggregating approximately $3,695,000 and $3,153,000, respectively. The commitments extend over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $442,000 and $2,626,000 at December 31, 2006 and 2005, respectively, with the remainder at floating market rates.
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
The Company had total outstanding standby letters of credit amounting to $10,457,000 and $9,925,000, at December 31, 2006 and 2005, respectively, with terms ranging from 1 day to 22 years. At December 31, 2006 and 2005, the Company’s deferred revenue under standby letter of credit agreements was nominal.
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
At December 31, 2006, the Company had granted unused lines of credit to borrowers aggregating approximately $179,909,000 and $21,494,000 for commercial lines and open-end consumer lines, respectively. At December 31, 2005, unused lines of credit to borrowers aggregated approximately $169,634,000 for commercial lines and $9,341,000 for open-end consumer lines.
General Litigation
In the normal course of business, the Company and its subsidiaries are subject to pending and threatened legal actions, some for which the relief or damage sought are substantial. After reviewing pending and threatened litigation with counsel, management believes at this time that the outcome of such litigation will not have a material adverse effect on the results of operations or stockholders’ equity. We are not able to predict at this time whether the outcome of such actions may or may not have a material adverse effect on the results of operations in a particular future period as the timing and amount of any resolution of such actions and its relationship to the future results of operations are not known.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)
Note 23: Stock Split
In January 2006, the Company’s Board of Directors approved a three-for-one stock split. Shareholder approval was obtained at the 2006 annual meeting. Share and per share data in the consolidated financial statements and notes have been retroactively restated for the earliest financial statements presented to reflect the stock split.
Note 24: Future Change in Accounting Principle
In September 2006, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) No. 06-4, Postretirement Benefits Associated with Split-Dollar Life Insurance (EITF 06-4). EITF 06-4 requires deferred-compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement to be recognized as a liability by the employer. The liability for future benefits should be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of the adoption of EITF 06-4 on its financial condition, results of operations and cash flows.
Note 25: FDIC One-time Assessment Credit
Effective November 17, 2006, the FDIC implemented a one-time credit of $4.7 billion to eligible institutions. The purpose of the credit is to recognize contributions made by certain institutions to capitalize the Bank Insurance Fund and Savings Association Insurance Fund, which have now been merged into the Deposit Insurance Fund. The Company is an eligible institution and has received notice that its share of the credit is $663,000. This amount is not reflected in the accompanying financial statements as it represents contingent future credits against future insurance assessment payments. As such, the timing and ultimate recoverability of the one-time credit may change.
Note 26: Subsequent Event
On February 8, 2007, the Company announced it has reached a definitive agreement to acquire privately-held HNB Financial Services, Inc. based in Hannibal, Missouri in an all cash transaction valued at $30.2 million, subject to possible adjustments based upon customary conditions to be determined by closing. HNB Financial is the parent of HNB Bank, which had $161.4 million in assets as of December 31, 2006 and has five full-service banking locations in eastern Missouri.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)
Note 27: Condensed Financial Information (Parent Company Only)
Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:
Condensed Balance Sheets

	December 31,
	2006	2005

Assets
Cash	$214	$487
Investment in common stock of subsidiaries	142,432	90,838
Available-for-sale securities	11,130	—
Equity method investments in common stock	4,119	7,105
Cost method investments in common stock	2,195	3,350
Core deposit intangibles	1,427	2,360
Other	3,715	1,946

Total assets	$165,232	$106,086

Liabilities
Long-term debt	$21,185	$3,935
Junior subordinated debentures	41,239	10,310
Deferred income tax	1,844	—
Other	306	353

Total liabilities	64,574	14,598

Stockholders’ Equity	100,658	91,488

Total liabilities and stockholders’ equity	$165,232	$106,086

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)
Condensed Statements of Income

	Years Ended December 31,
	2006	2005	2004

Income
Dividends from subsidiaries	$4,840	$7,150	$3,097
Income on equity method investments	251	182	187
Net gains on sale of equity and cost method investments	4,318	—	—
Other income	17	2	—

Total income	9,426	7,334	3,284

Expenses
Other expenses	4,331	2,764	1,280

Total expenses	4,331	2,764	1,280

Income Before Income Tax and Equity in Undistributed Income of Subsidiaries	5,095	4,570	2,004

Income Tax Expense (Benefit)	316	(953)	(478)

Income Before Equity in Undistributed Income of Subsidiaries	4,779	5,523	2,482

Equity in Undistributed Income of Subsidiaries	5,540	3,981	5,836

Net Income	$10,319	$9,504	$8,318

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands)
Condensed Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004

Operating Activities
Net income	$10,319	$9,504	$8,318
Items not requiring (providing) cash (Income) loss on equity method investment	(251)	(182)	(187)
Amortization of core deposit intangibles	230	161	145
Equity in undistributed income of subsidiaries	(5,540)	(3,981)	(5,836)
Deferred income taxes	1,530	—	—
Gain on sale of equity and cost method investments	(4,319)	—	—
Net change in
Other assets	(1,407)	(102)	(167)
Other liabilities	(48)	353	—

Net cash provided by operating activities	514	5,753	2,273

Investing Activities
Cash paid for additional shares of Mid-America	—	(4,668)	(770)
Purchase of equity method investments in common stock	—	(2,986)	—
Proceeds from sales of equity method investments	1,347	—	—
Purchase of cost method investments in common stock	(500)	(1,501)	—
Payments for investments and advances to subsidiaries	(2,800)	—	—
Purchase of available-for-sale securities	(1,959)	—	—
Cash paid in acquisition of Royal Palm	(42,816)	—	—

Net cash used in investing activities	(46,728)	(9,155)	(770)

Financing Activities
Proceeds from long-term debt	17,250	—	—
Repayment of long-term debt	—	(4,098)	—
Proceeds from issuance of junior subordinated debentures	30,929	10,310	—
Purchase of treasury stock	(367)	(836)	—
Dividends paid	(1,871)	(1,757)	(1,453)
Dividends paid on minority shares	—	(54)	—

Net cash provided by (used in) financing activities	45,941	3,565	(1,453)

Net Change in Cash	(273)	163	50

Cash at Beginning of Year	487	324	274

Cash at End of Year	$214	$487	$324