Form 10-Q
period 2007-03-31
Mercantile Bancorp, Inc.
filed 2007-05-10
CIK 1289701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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
☐ Large Accelerated Filer     ☑ Accelerated Filer     ☐ Non-Accelerated Filer
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act) Yes ☐ No ☑.
As of May 7, 2007 the number of outstanding shares of Common Stock, par value $0.4167 per share was 5,831,745.

MERCANTILE BANCORP, INC.
FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
MERCANTILE BANCORP, INC.
Consolidated Balance Sheets
(In thousands, except par value and share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)

Assets
Cash and due from banks	$24,077	$28,854
Interest-bearing demand deposits	16,167	29,188
Federal funds sold	30,766	41,105

Cash and cash equivalents	71,010	99,147

Available-for-sale securities	180,769	176,179
Held-to-maturity securities	11,668	12,400
Loans held for sale	3,199	1,660
Loans, net of allowance for loan losses of $11,172 and $10,613	1,017,927	1,021,043
Interest receivable	9,247	10,277
Foreclosed assets held for sale, net	179	291
Federal Home Loan Bank stock	5,759	5,699
Equity method investments in common stock	4,160	4,119
Cost method investments in common stock	3,694	3,190
Deferred income taxes	3,683	3,071
Mortgage servicing rights	989	994
Cash surrender value of life insurance	18,324	18,143
Premises and equipment	26,773	25,693
Goodwill	32,124	32,120
Core deposit and other intangibles	2,057	2,110
Other	6,131	6,691

Total assets	$1,397,693	$1,422,827

Liabilities and Stockholders’ Equity
Deposits
Demand	$103,667	$111,131
Savings, NOW and money market	366,600	349,250
Time	537,877	551,688
Brokered time	137,167	154,745

Total deposits	1,145,311	1,166,814

Short-term borrowings	26,351	26,338
Long-term debt	62,660	66,010
Junior subordinated debentures	41,239	41,239
Interest payable	5,994	6,039
Other	5,146	6,531

Total liabilities	1,286,701	1,312,971

Commitments and Contingent Liabilities

Minority Interest	9,453	9,198

Stockholders’ Equity
Common stock, $0.42 par value; authorized 12,000,000 shares; Issued — 5,924,790 shares at March 31, 2007 and December 31, 2006 Outstanding — 5,831,745 shares at March 31, 2007 and December 31, 2006	2,469	2,469
Additional paid-in capital	13,197	13,142
Retained earnings	87,967	86,648
Accumulated other comprehensive income (loss)	(470)	23

	103,163	102,282
Treasury stock, at cost Common; 93,045 shares at March 31, 2007 and December 31, 2006	(1,624)	(1,624)

Total stockholders’ equity	101,539	100,658

Total liabilities and stockholders’ equity	$1,397,693	$1,422,827

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

Three Months Ended March 31	2007	2006

Interest and Dividend Income
Loans
Taxable	$19,537	$14,529
Tax exempt	256	205
Securities
Taxable	1,888	1,220
Tax exempt	431	443
Federal funds sold	471	43
Dividends on Federal Home Loan Bank Stock	50	51
Deposits with financial institutions and other	275	183

Total interest and dividend income	22,908	16,674

Interest Expense
Deposits	10,579	6,790
Short-term borrowings	368	274
Long-term debt and junior subordinated debentures	1,560	658

Total interest expense	12,507	7,722

Net Interest Income	10,401	8,952

Provision for Loan Losses	755	635

Net Interest Income After Provision For Loan Losses	9,646	8,317

Noninterest Income
Fiduciary activities	573	485
Brokerage fees	308	319
Customer service fees	871	822
Other service charges and fees	182	170
Net loss on sales of assets	(2)	—
Net gains on loan sales	108	144
Net losses on sales of foreclosed assets	(15)	—
Loan servicing fees	102	99
Net increase in cash surrender value of life insurance	167	171
Income (loss) on equity method investments in common stock	(3)	95
Other	51	30

Total noninterest income	2,342	2,335

Noninterest Expense
Salaries and employee benefits	5,628	4,400
Net occupancy expense	635	471
Equipment expense	612	443
Deposit insurance premium	36	33
Professional fees	495	328
Postage and supplies	263	245
Amortization of mortgage servicing rights	26	50
Other	1,498	1,815

Total noninterest expense	9,193	7,785

Minority Interest	175	225

Income Before Income Taxes	2,620	2,642
Provision For Income Taxes	776	718

Net Income	$1,844	$1,924

Basic Earnings Per Share	$0.32	$0.33

Weighted Average Shares Outstanding	5,831,745	5,848,245

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Three Months Ended March 31	2007	2006

Operating Activities
Net income	$1,844	$1,924
Items not requiring (providing) cash
Depreciation	491	383
Provision for loan losses	755	635
Amortization of premiums and discounts on securities	15	639
Amortization of core deposit intangibles	70	69
Deferred income taxes	(201)	(111)
Net losses on loan sales	(129)	(144)
Loss on sale of assets	2	18
Net gains on sales of foreclosed assets	15	—
Amortization of mortgage servicing rights	26	50
(Income) loss on equity method investments in common stock	3	(95)
Federal Home Loan Bank stock dividends	(12)	(28)
Net increase in cash surrender value of life insurance	(181)	(171)
Minority interest in earnings of subsidiaries	176	225
Changes in
Loans originated for sale	(7,400)	(9,118)
Proceeds from sales of loans	5,969	8,999
Interest receivable	1,030	221
Other assets	561	(422)
Interest payable	(45)	572
Other liabilities	(1,385)	1,229

Net cash provided by operating activities	1,604	4,875

Investing Activities
Purchases of available-for-sale securities	(17,412)	(12,130)
Proceeds from maturities of available-for-sale securities	11,894	20,274
Proceeds from maturities of held-to-maturity securities	729	921
Net change in loans	2,353	(10,866)
Purchases of premises and equipment	(1,576)	(666)
Proceeds from the sales of foreclosed assets	105	116
Proceeds from sales of assets	2	—
Purchase of Federal Home Loan Bank stock	(48)	(4)
Purchase of cost method investment in common stock	(504)	—
Goodwill acquired in connection with Royal Palm acquisition	(4)	—
Purchase of intangible assets	(17)	—

Net cash used in investing activities	(4,478)	(2,355)

Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	9,886	(714)
Net increase (decrease) in time and brokered time deposits	(31,389)	19,927
Net increase (decrease) in short-term borrowings	13	(16,659)
Proceeds from long-term debt	250	150
Payments on long-term debt	(3,600)	(3,000)
Proceeds from issuance of stock to minority interest of Mid-America	102	275
Purchase of stock from minority interest of Mid-America	—	(304)
Dividends paid	(525)	(468)

Net cash used in financing activities	(25,263)	(793)

Increase (Decrease) In Cash and Cash Equivalents	(28,137)	1,727
Cash and Cash Equivalents, Beginning of Period	99,147	44,154

Cash and Cash Equivalents, End of Period	$71,010	$45,881

Supplemental Cash Flows Information
Interest paid	$12,552	$7,150
Income taxes paid	$—	$25
Real estate acquired in settlement of loans	$8	$165
Increase in additional paid-in-capital due to issuance of stock to minority interest of Mid-America	$24	$(7)
See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Notes to Condensed Consolidated Financial Statements
(table dollar amounts in thousands)
1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements include the accounts of Mercantile Bancorp, Inc. (the “Company”) and its wholly and majority owned subsidiaries: Mercantile Trust & Savings Bank; Perry State Bank; Farmers State Bank of Northern Missouri; Marine Bank and Trust (formerly Marine Trust Company of Carthage); Golden State Bank; Security State Bank of Hamilton; Brown County State Bank; State Bank of Augusta; Royal Palm Bancorp, Inc., the sole shareholder of Royal Palm Bank of Florida; and Mid-America Bancorp, Inc., the sole shareholder of Heartland Bank (“Banks”). During 2006, State Bank of Augusta and Security State Bank of Hamilton were merged into Marine Bank and Trust and Golden State Bank was merged into Brown County State Bank. All material intercompany accounts and transactions have been eliminated in the consolidated report of the Company.
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s consolidated financial position at March 31, 2007 and the Company’s consolidated results of operations and cash flows for the three months ended March 31, 2007 and 2006. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 2006 year-end consolidated balance sheet data was derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.
These financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006 appearing in the Company’s Annual Report on Form 10-K filed in 2007.
2. EARNINGS PER COMMON SHARE
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period.
3. NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Account Standards Board (FASB) issued SFAS No. 157 “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of the new pronouncement is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for the Company in 2008. The Company has not yet made a determination if it will elect to apply the options available in SFAS 159.
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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Commitments to extend credit totaled $396,000 at March 31, 2007 and $1,500,000 at March 31, 2006.
Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $9,894,000 at March 31, 2007 and $9,559,000 at March 31, 2006. At March 31, 2007, the outstanding standby letters of credit had a weighted average term of approximately one year. As of March 31, 2007 and December 31, 2006, no liability for the fair value of the Company’s potential obligations under these guarantees has been recorded since the amount is deemed immaterial.
In August 2006, MTSB entered into a Construction Agreement to build a new banking facility in Quincy, Illinois. Construction began in October 2006 and is expected to be completed in the fourth quarter of 2007. Of the total commitment of $12.4 million, approximately $5.1 million had been expended as of March 31, 2007.
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

6. COMPREHENSIVE INCOME
Comprehensive income components and related taxes were as follows:

	For the Three Months
	Ended March 31,
	2007	2006
Net income	$1,844	$1,924

Other comprehensive loss:
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense of $(348)and $(126) for 2007 and 2006	(506)	(207)
Less reclassification adjustment for realized gains (losses), net of tax expense (benefit) of $0 for 2007 and 2006	—	—

Net change in unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $(348) for 2007 and $(126) for 2006	(506)	(207)

Accumulated other comprehensive loss of equity method investee	13	(8)

Unrealized loss on interest rate swaps:
Unrealized holding losses, net of tax benefit of $0 and $(8) for 2007 and 2006	—	(12)
Less reclassification adjustment to interest income, net of tax (benefit) of $0 for 2007 and $(23) for 2006	—	(36)

Net change in unrealized gain (loss) on interest rate swaps, net of tax (benefit) of $0 for 2007 and $(14) for 2006	—	24

Total other comprehensive loss, net of tax	(493)	(191)

Comprehensive income	$1,351	$1,733

7. ACQUISITION
On February 8, 2007, the Company entered into a definitive agreement to acquire 100% of the outstanding common stock of HNB Financial Services, Inc. (HNB) of Hannibal, Missouri in an all-cash transaction valued at approximately $30.2 million. HNB is the parent of HNB Bank, a full-service community bank with five locations in northern Missouri. As of December 31, 2006, HNB had total assets of $161.7 million, loans of $115.0 million, deposits of $132.1 million and stockholders’ equity of $17.1 million. The acquisition was approved by HNB’s shareholders, and is subject to federal and state regulatory approvals and other customary conditions of closing. It is expected to close during the third quarter of 2007.
8. LONG TERM DEBT
On March 20, 2007, the Company entered into an agreement to its existing loan agreement with U.S. Bank National Association under which the Company maintains a $15 million term loan. The amendment changed the interest rate charged on the outstanding principal from a floating rate of 1.3% above LIBOR to a fixed rate of 6.09%. The other loan terms remain the same.

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

New Accounting Standards Adopted During 2007
The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. The Company has recognized no increase in its liability for unrecognized tax benefits as a result of the implementation of FIN 48. The Company files income tax returns in the U.S. federal jurisdiction and the states of Illinois, Missouri, Kansas and Florida jurisdictions. With a few exceptions the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2003.
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
As of March 31, 2007, the Company was the sole shareholder of the following banking subsidiaries:
•	Mercantile Trust & Savings Bank (“MTSB”), located in Quincy, Illinois;

•	Marine Bank & Trust (“Marine Bank”), located in Carthage, Illinois;

•	Perry State Bank (“Perry”), located in Perry, Missouri;

•	Brown County State Bank (“Brown County”), located in Mt. Sterling, Illinois;

•	Farmers State Bank of Northern Missouri (“Farmers”), located in Savannah, Missouri, and

•	Royal Palm Bancorp, Inc. (“Royal Palm”), the sole shareholder of Royal Palm Bank of Florida (“Royal Palm Bank”), located in Naples, Florida
As of March 31, 2007, the Company was the majority, but not sole, shareholder of Mid-America Bancorp, Inc. (“Mid-America”), (the sole shareholder of Heartland Bank (“Heartland”), located in Leawood, Kansas), in which the Company owns 52.6% (81,600 shares) of the outstanding voting stock. During the first quarter of 2007, Mid-America issued a total of 461 shares of its common stock to minority shareholders, resulting in the Company’s percentage ownership of Mid-America decreasing to 52.6% as of March 31, 2007 from 52.7% as of December 31, 2006.
In addition, as of March 31, 2007, the Company had less than majority ownership interests in several additional banking organizations located in the Midwest and Southeast. Specifically, the Company owned the following percentages of the outstanding voting stock of these banking entities:
•	36.4% of New Frontier Bancshares, Inc. (“New Frontier”), the sole shareholder of New Frontier Bank, located in St. Charles, Missouri;

•	5.0% of Integrity Bank, located in Jupiter, Florida;

•	1.5% of Premier Bancshares, Inc. (“Premier”), the sole shareholder of Premier Bank, located in Jefferson City, Missouri;

•	5.0% of Premier Community Bank of the Emerald Coast (“Premier Community”), located in Crestview, Florida;

•	4.1% of Paragon National Bank (“Paragon”), located in Memphis, Tennessee;

•	0.2% of Integrity Bancshares, Inc. (“Integrity Bancshares”), the sole shareholder of Integrity Bank, located in Alpharetta, Georgia;

•	1.3% of Enterprise Financial Services Corp. (“Enterprise”), the sole shareholder of Enterprise Bank & Trust, based in Clayton, Missouri; and

•	0.5% of First Charter Corporation (“First Charter”), based in Charlotte, North Carolina.
On February 8, 2007, the Company entered into a definitive agreement to acquire 100% of the outstanding common stock of HNB Financial Services, Inc. (HNB) of Hannibal, Missouri in an all-cash transaction valued at approximately $30.2 million. HNB is the parent of HNB Bank, a full-service community bank with five locations in northeast Missouri. As of March 31, 2007, HNB had total assets of $165.3 million, loans of $113.3 million, deposits of $134.0 million, and stockholders’ equity of $17.3 million. The acquisition was approved by HNB’s shareholders, and is subject to federal and state regulatory approvals and other customary conditions of closing. It is currently expected to close during the third quarter of 2007.

Related to the HNB acquisition, the Company also announced plans to combine one of its existing Missouri-chartered banks, Perry, with HNB Bank and to continue to use the HNB Bank name for the combined bank, subject to regulatory approvals. As of March 31, 2007, Perry had total assets of $153.0 million, with five locations in northeast Missouri, creating some overlap of the markets currently served by Perry and HNB Bank. The Company believes that combining the two banks will result in a larger, more competitive and efficient banking organization that will offer customers more convenience and the highest level of personalized service.
On March 1, 2007, Ted T. Awerkamp succeeded Dan S. Dugan as President and Chief Executive Officer of the Company. Mr. Dugan retired on February 28, 2007 as President and Chief Executive Officer, but will remain with the Company as Chairman of the Board. Mr. Awerkamp previously held the position of Vice President and Secretary of the Company, as well as President of MTSB. Also on March 1, 2007, H. Blaine Strock III replaced Mr. Awerkamp as President of MTSB. Mr. Strock joined MTSB and became a member of its board on January 22, 2007. Previously, Mr. Strock was affiliated with Regions Bank (formerly known as Union Planters Bank) since 1989, most recently as Senior Community President for southern Illinois, based in Carbondale, Illinois.
On March 9, 2007, Mid-America purchased an additional 36,000 shares of common stock of Premier, at a cost of $504 thousand. This purchase increased the Company’s total holdings in Premier to 186,000 shares, representing a 1.5% equity interest, and is recorded as a cost method investment of the Company.
On March 20, 2007, the Company entered into an amendment to its existing loan agreement with U.S. Bank National Association, under which the Company maintains a $15 million term loan. The amendment changed the interest rate charged on the outstanding principal from a floating rate of 1.3% above LIBOR to a fixed rate of 6.09%. Other than the change to the interest rate, the loan terms remain the same.
Results of Operations
Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006
Overview. Net income for the three months ended March 31, 2007 was $1.8 million, a decrease of $80 thousand or 4.2% compared with $1.9 million for the same period in 2006. The primary factors contributing to the decrease in net income were an increase in provision for loan losses of $120 thousand, an increase in noninterest expense of $1.4 million and an increase in provision for income taxes of $58 thousand, largely offset by an increase in net interest income of $1.4 million, an increase in noninterest income of $7 thousand and a decrease in minority interest of $50 thousand. Basic earnings per share (EPS) for the three months ended March 31, 2007 was $.32 compared with $.33 for the same period in 2006.
Total assets at March 31, 2007 were $1.40 billion compared with $1.42 billion at December 31, 2006, a decrease of $25.1 million or 1.8%, attributable to a decrease in cash and cash equivalents as well as a slight decline in the loan portfolio, partially offset by an increase in investment securities. Total loans, including loans held for sale, at March 31, 2007 were $1.032 billion compared with $1.033 billion at December 31, 2006, a decrease of $1.0 million or .1%. Total deposits at March 31, 2007 were $1.15 billion compared with $1.17 billion at December 31, 2006, a decrease of $21.5 million or 1.8%. Total stockholders’ equity at March 31, 2007 was $101.5 million compared with $100.7 million at December 31, 2006, an increase of $881 thousand or .9%.
The Company’s annualized return on average assets was .53% for the three months ended March 31, 2007, compared with .68% for the same period in 2006. The annualized return on average stockholders’ equity was 7.4% for the three months ended March 31, 2007, compared to 8.4% for the same period in 2006.
Net Interest Income. For the three months ended March 31, 2007, net interest income increased $1.4 million, or 16.2%, to $10.4 million compared with $9.0 million for the same period in 2006. The increase was primarily due to the increased volume and rate on loans, plus increased volumes of federal funds sold and other securities, partially offset by increased volumes of time and brokered time deposits, money market deposits and long-term borrowings, as well as increased rates on all categories of interest-bearing liabilities. For the three months ended March 31, 2007 and 2006, the net interest margin decreased by 15 basis points to 3.25% from 3.40% while the net interest spread decreased by 11 basis points to 2.90% from 3.01%, respectively.

Interest and dividend income for the three months ended March 31, 2007 increased $6.2 million, or 37.4%, to $22.9 million compared with $16.7 million for the same period in 2006. This increase was due primarily to an increase in loan interest income of $5.1 million. Average total loans for the three months ended March 31, 2007 increased $169.1 million, or 19.7%, to $1.0 billion compared with $860.4 million for the same period in 2006, while the average yield on total loans increased 84 basis points to 7.69% for the same period. Average total investments for the three months ended March 31, 2007 increased $29.6 million, or 18.4%, to $190.5 million compared with $161.0 million for the same period in 2006, while the average yield on investments increased 74 basis points to 4.87% for the same period. For the three months ended March 31, 2007, compared to the same period in 2006, the yield on total average earning assets increased by 83 basis points to 7.16%.
Interest expense for the three months ended March 31, 2007 increased $4.8 million, or 62.0%, to $12.5 million compared with $7.7 million for the same period in 2006. This increase was due primarily to increases in interest expense on deposits of $3.8 million and interest expense on long-term debt of $902 thousand. Average total interest-bearing deposits for the three months ended March 31, 2007 increased $186.3 million, or 21.9%, to $1.0 billion compared with $851.2 million for the same period in 2006, while the average cost of funds on total interest-bearing deposits increased 89 basis points to 4.08% for the same period. Average total long-term debt and junior subordinated debentures for the three months ended March 31, 2007 increased $54.7 million, or 106.1%, to $106.2 million compared with $51.5 million for the same period in 2006, primarily due to the issuance of junior subordinated debentures in July 2006 as partial financing for the Royal Palm acquisition, while the average cost of funds on long-term debt increased 77 basis points to 5.88% for the same period. For the three months ended March 31, 2007, compared to the same period in 2006, the cost of funds on total average interest-bearing liabilities increased by 94 basis points to 4.26%.
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

	For the three months ended March 31
	2007			2006
		Income/			Income/
	Average Balance	Expense	Yield/Rate	Average Balance	Expense	Yield/Rate
	(dollars in thousands)
Assets
Interest-bearing demand deposits	$19,198	275	5.73%	$22,791	$183	3.21%
Federal funds sold	35,069	471	5.37%	3,976	43	4.33%
Securities:
Taxable
U.S. treasuries and government agencies	22,219	284	5.11%	10,087	89	3.53%
Mortgage-backed securities	40,127	510	5.08%	47,766	535	4.48%
Other securities	80,648	1,094	5.43%	54,358	596	4.39%

Total taxable	142,994	1,888	5.28%	112,211	1,220	4.35%
Non-taxable — State and political subdivision (3)	47,550	431	3.63%	48,765	443	3.63%
Loans (net of unearned discount ) (1)(2)	1,029,444	19,793	7.69%	860,351	14,734	6.85%
Federal Home Loan Bank stock	5,703	50	3.51%	5,435	51	3.75%

Total interest-earning assets (1)	$1,279,958	22,908	7.16%	$1,053,529	$16,674	6.33%

Cash and due from banks	$25,609			$24,680
Premises and equipment	25,313			18,475
Foreclosed assets held for sale, net	254			402
Equity method investments in common stock	4,143			7,153
Cost method investments in common stock	3,694			3,350
Interest receivable	9,559			7,675
Cash surrender value of life insurance	18,225			16,014
Allowance for loan loss	(10,760)			(8,132)
Goodwill	29,255			1,985
Intangible assets	6,162			6,561
Other	10,514			8,102

Total assets	$1,401,926			$1,139,794

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$118,436	528	1.78%	$110,952	$365	1.32%
Savings deposits	67,316	394	2.34%	50,402	129	1.02%
Money-market deposits	168,831	1,633	3.87%	102,316	688	2.69%
Time and brokered time deposits	682,942	8,024	4.70%	587,522	5,608	3.82%
Short-term borrowings	29,681	368	4.96%	26,674	274	4.11%
Long term debt	64,988	854	5.26%	41,234	501	4.86%
Subordinated debenture bonds	41,239	706	6.85%	10,310	157	6.09%

Total interest-bearing liabilities	$1,173,433	12,507	4.26%	$929,410	$7,722	3.32%

Demand deposits	$105,609			$101,007
Interest payable	6,280			3,600
Other liabilities	5,779			5,204
Minority interest	9,386			7,660
Stockholders’ equity	101,439			92,913

Total liabilities and stockholders’ equity	$1,401,926			$1,139,794

Interest spread			2.90%			3.01%
Net interest income		10,401			8,952
Net interest margin			3.25%			3.40%
Interest-earning assets to interest-bearing liabilities	109.08%			113.35%

(1)	Non-accrual loans have been included in average loans, net of unearned discount

(2)	Includes loans held for sale

(3)	The tax exempt income for state and political subdivisions in not recorded on a tax equivalent basis.

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

	For the three months ended March 31,
	2007 vs. 2006
	Increase (Decrease) Due to
	Change in
	Volume	Rate	Total

Increase (decrease) in interest income:
Interest-bearing bank deposits	$(33)	$125	$92
Federal funds sold	415	13	428
Investment securities:
U.S. Treasuries and Agencies	142	53	195
Mortgage-backed securities	(92)	67	(25)
States and political subdivision (1)	(11)	(1)	(12)
Other securities	334	164	498
Loans (net of unearned discounts)	3,115	1,944	5,059
Federal Home Loan Bank stock	2	(3)	(1)

Change in interest income (1)	3,872	2,362	6,234

Increase in interest expense:
Interest-bearing transaction deposits	26	137	163
Savings deposits	55	210	265
Money-market deposits	564	381	945
Time and brokered time deposits	998	1,418	2,416
Short-term borrowings	33	61	94
Long-term debt	790	112	902

Change in interest expense	2,466	2,319	4,785

Increase in net interest income (1)	$1,406	$43	$1,449

(1)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.
Provision for Loan Losses. Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the three months ended March 31, 2007, the provision increased by $120 thousand to $755 thousand, compared with $635 thousand for the same period in 2006. The additional expense was primarily due to the increase in average loans, as well as an increase in nonperforming loans, as of March 31, 2007 compared to March 31, 2006. The allowance for loan losses at March 31, 2007 was $11.2 million, or 1.08% of total loans, an increase of $559 thousand from $10.6 million or 1.03% of total loans at December 31, 2006. As of March 31, 2007, non-performing loans increased to $7.6 million, or .74% of total loans, compared with $6.4 million, or .62% of total loans as of December 31, 2006.
Noninterest Income. Noninterest income for the three months ended March 31, 2007 was $2.3 million, an increase of $7 thousand compared to the same period in 2006. The increase in noninterest income was primarily due to increases in fiduciary activities and customer service fees, partially offset by a decrease in income on equity method investments in common stock.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
	March 31
	2007	2006

Fiduciary activities	$573	$485
Brokerage fees	308	319
Customer service fees	871	822
Other service charges and fees	182	170
Net loss on sales of assets	(2)	—
Net gains on loan sales	108	144
Net losses on sales of foreclosed assets	(15)	—
Loan servicing fees	102	99
Net increase in cash surrender value of life insurance	167	171
Income (loss) on equity method investments in common stock	(3)	95
Other	51	30

Total noninterest income	$2,342	$2,335

Fiduciary activities for the three months ended March 31, 2007 increased $88 thousand to $573 thousand compared with $485 thousand for the same period in 2006, primarily due to an increase in trust assets under management.
Customer service fees for the three months ended March 31, 2007 increased $49 thousand to $871 thousand compared with $822 thousand for the same period in 2006, primarily due to increased overdraft fees and expansion of the number of accounts that generate transaction fees.
Income (loss) on equity method investments in common stock for the three months ended March 31, 2007 decreased $98 thousand to a loss of $3 thousand compared with income of $95 thousand for the same period in 2006, due to the July 2006 sale of one of the Company’s equity method investments, NorthStar Bancshares, Inc. The Company’s remaining equity method investment, New Frontier, incurred a net loss in the first quarter of 2007 as a result of increased overhead expenses related to a new branch opening in the fourth quarter of 2006.
Noninterest Expense. For the three months ended March 31, 2007, noninterest expense increased $1.4 million, or 18.1% to $9.2 million compared with $7.8 million for the same period in 2006, primarily due to increases in salaries and employee benefits, net occupancy expense, equipment expense and professional fees, partially offset by a decrease in other noninterest expense.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended
	March 31
	2007	2006

Salaries and employee benefits	$5,628	$4,400
Net occupancy expense	635	471
Equipment expense	612	443
Deposit insurance premium	36	33
Professional fees	495	328
Postage and supplies	263	245
Amortization of mortgage servicing rights	26	50
Other	1,498	1,815

Total noninterest expense	$9,193	$7,785

Salaries and employee benefits increased $1.2 million or 27.9% for the three months ended March 31, 2007 to $5.6 million, from $4.4 million for the same period in 2006. Approximately $639 thousand of this increase was due to the November 2006 acquisition of Royal Palm. Heartland’s growth, including the opening of two new branches in 2006, resulted in the addition of twelve full-time equivalent employees, and an increase of approximately $285 thousand in salaries and employee benefits at that subsidiary. The increase also reflected timing of changes in the Company’s senior management that occurred during the first quarter of 2007. The remainder of the increase was due primarily to cost-of-living increases in salaries and employee benefits. As a percent of average assets, annualized salaries and employee benefits increased to 1.63% for the three months ended March 31, 2007, compared to 1.57% for the same period in 2006. The Company had 375 full-time equivalent employees at March 31, 2007 compared to 322 at March 31, 2006, an increase of 53 full-time equivalent employees, primarily due to the acquisition of Royal Palm and the new branches at Heartland.
Net occupancy expense increased $164 thousand or 34.8% for the three months ended March 31, 2007 to $635 thousand, from $471 thousand for the same period in 2006, due primarily to the November 2006 acquisition of Royal Palm, which generated approximately $142 thousand of net occupancy expense in the first quarter of 2007.
Equipment expense increased $169 thousand or 38.1% for the three months ended March 31, 2007 to $612 thousand, from $443 thousand for the same period in 2006, due primarily to the November 2006 acquisition of Royal Palm, which generated approximately $61 thousand of equipment expense in the first quarter of 2007, and approximately $75 thousand of expense related to the two new branches opened at Heartland in 2006 and the 2006 consolidations of the Company’s Illinois affiliates from six separately chartered banks to three.
Professional fees increased $167 thousand or 50.9% for the three months ended March 31, 2007 to $495 thousand, from $328 thousand for the same period in 2006, mainly due to additional costs related to compliance with Sarbanes-Oxley and new SEC rules requiring more extensive disclosure of executive compensation in the Company’s 2007 proxy statement.
Other noninterest expense decreased $317 thousand or 17.5% for the three months ended March 31, 2007 to $1.5 million, from $1.8 million for the same period in 2006, due to a $450 thousand settlement of a lawsuit related to the brokerage operation at Farmers’ branch in St. Joseph, Missouri in the first quarter of 2006, partially offset by an additional $186 thousand of expense in the first quarter of 2007 as a result of the November 2006 acquisition of Royal Palm.
Provision for Income Taxes. The effective tax rate was 29.6% for the three-month period ended March 31, 2007 compared to 27.2% for the same period in 2006. The increase in 2007 was primarily due to the inclusion of Royal Palm’s earnings in consolidated taxable income. Royal Palm had less non-taxable income, as a percentage of total net income, than the Company’s other subsididaries, resulting in a higher effective tax rate in the first quarter of 2007.
The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. The Company has recognized no increase in its liability for unrecognized tax benefits as a result of the implementation of FIN 48. The Company files income tax returns in the U.S. federal jurisdiction and the states of Illinois, Missouri, Kansas and Florida jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2003.
Financial Condition
March 31, 2007 Compared to December 31, 2006
Loan Portfolio. Total loans, including loans held for sale, decreased $1.0 million or .1% to $1.032 billion as of March 31, 2007 from $1.033 billion as of December 31, 2006. Total loans grew approximately $12.9 million at Heartland during the first quarter of 2007, but this was offset by a combined net decrease in loans at the Company’s other subsidiaries due to seasonal paydowns on agricultural loans and a softening of the housing market, particularly in Florida. At March 31, 2007 and December 31, 2006, the ratio of total loans to total deposits was 90.1% and 88.6%, respectively. For the same periods, total loans represented 73.9% and 72.6% of total assets, respectively.

The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	March 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial and financial	$159,309	15.43%	$167,687	16.23%
Agricultural	54,868	5.32%	57,393	5.55%
Real estate — farmland	73,813	7.15%	72,999	7.06%
Real estate — construction	163,624	15.85%	152,553	14.76%
Real estate — commercial	197,313	19.11%	190,724	18.46%
Real estate — residential (1)	259,103	25.10%	267,237	25.86%
Installment loans to individuals	124,268	12.04%	124,723	12.08%

Total loans	1,032,298	100.00%	1,033,316	100.00%

Allowance for loan losses	11,172		10,613

Total loans, including loans held for sale, net of allowance for loan losses	$1,021,126		$1,022,703

(1)	Includes loans held for sale
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
Total nonperforming loans increased to $7.6 million as of March 31, 2007 from $6.4 million as of December 31, 2006, while total nonperforming loans and nonperforming other assets increased to $7.9 million as of March 31, 2007 from $6.8 million as of December 31, 2006. These increases were primarily the result of several commercial and construction real estate loans at Farmers and Royal Palm experiencing cash flow problems, causing those loans to exceed 90 days past due and to be placed on nonaccrual status. However, the Company believes the loans are adequately collateralized and will be repaid in full. The ratio of nonperforming loans to total loans increased to .74% as of March 31, 2007, from .62% as of December 31, 2006. The ratio of nonperforming loans and nonperforming other assets to total loans increased to .76% as of March 31, 2007 from .65% as of December 31, 2006.

The following table presents information regarding nonperforming assets at the dates indicated:

	March 31,	December 31,
	2007	2006

Nonaccrual loans
Commercial and financial	$984	$429
Agricultural	453	473
Real estate — farmland	12	12
Real estate — construction	591	1,147
Real estate — commercial	1,992	2,083
Real estate — residential	2,075	1,040
Installment loans to individuals	246	213

Total nonaccrual loans	6,353	5,397

Loans 90 days past due and still accruing	1,289	993
Restructured loans	—	4

Total nonperforming loans	7,642	6,394

Repossessed assets	227	361
Other assets acquired in satisfaction of debt previously contracted	—	—

Total nonperforming other assets	227	361

Total nonperforming loans and nonperforming other assets	$7,869	$6,755

Nonperforming loans to loans, before allowance for loan losses	0.74%	0.62%

Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	0.76%	0.65%

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
The allowance for loan losses increased $559 thousand to $11.2 million as of March 31, 2007 from $10.6 million as of December 31, 2006. Provision for loan losses was $755 thousand and net charge-offs were $196 thousand for the three months ended March 31, 2007. The allowance for loan losses as a percent of total loans increased to 1.08% as of March 31, 2007 from 1.03% as of December 31, 2006, primarily due to the increase in nonperforming loans as of March 31, 2007. As a percent of nonperforming loans, the allowance for loan losses decreased to 146.19% as of March 31, 2007 from 165.98% as of December 31, 2006.

The following table presents for the periods indicated an analysis of the allowance for loan losses and other related data:

	As of and for
	the Three	As of and for
	Months Ended	the Year Ended
	March 31,	December 31,
	2007	2006

Average loans outstanding during year	$1,029,444	$907,671

Allowance for loan losses:
Balance at beginning of year	$10,613	$8,082

Loans charged-off:
Commercial and financial	6	1,833
Agricultural	39	85
Real estate — farmland	—	—
Real estate — construction	—	—
Real estate — commercial	—	139
Real estate — residential	15	139
Installment loans to individuals	211	1,129

Total charge-offs	271	3,325

Recoveries:
Commercial and financial	17	47
Agricultural	3	20
Real estate — farmland	—	—
Real estate — construction	1	1
Real estate — commercial	—	1
Real estate — residential	9	12
Installment loans to individuals	45	136

Total recoveries	75	217

Net charge-offs	196	3,108
Provision for loan losses	755	3,914
Purchased allowance	—	1,725

Balance at end of year	$11,172	$10,613

Allowance for loan losses as a percent of total loans outstanding at year end	1.08%	1.03%

Allowance for loan losses as a percent of total nonperforming loans	146.19%	165.98%

Ratio of net charge-offs to average total loans	0.02%	0.34%

Securities. The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality.
The Company has classified securities as both available-for-sale and held-to-maturity as of March 31, 2007. Available-for-sale securities are held with the option of their disposal in the foreseeable future to meet investment objectives, liquidity needs or other operational needs. Securities available-for-sale are carried at fair value. Held-to-maturity securities are those securities for which the Company has the positive intent and ability to hold until maturity, and are carried at historical cost adjusted for amortization of premiums and accretion of discounts.

As of March 31, 2007, the fair value of the available for-sale securities was $180.8 million and the amortized cost was $181.3 million for a net unrealized loss of $558 thousand. The after-tax effect of this unrealized loss was $350 thousand and has been included in stockholders’ equity. As of December 31, 2006, the fair value of the available-for-sale securities was $176.2 million and the amortized cost was $175.6 million for a net unrealized loss of $554 thousand, and an after-tax unrealized loss of $247 thousand. Fluctuations in net unrealized gains and losses on available-for-sale securities are due primarily to increases or decreases in prevailing interest rates for the types of securities held in the portfolio.
As of March 31, 2007, the amortized cost of held-to-maturity securities was $11.7 million, a decrease of $732 thousand from the December 31, 2006 amortized cost of $12.4 million.
Deposits. Total deposits decreased $21.5 million or 1.8% to $1.15 billion as of March 31, 2007 from $1.17 billion as of December 31, 2006. Noninterest-bearing deposits decreased $7.5 million or 6.7% to $103.7 million as of March 31, 2007 from $111.1 million as of December 31, 2006, while interest-bearing deposits decreased $14.0 million or 1.3% to $1.04 billion as of March 31, 2007 from $1.06 billion as of December 31, 2006. The decrease in total deposits was attributable to a decrease of approximately $25.8 million at MTSB, partially offset by a net combined increase at the Company’s other subsidiaries. During the first quarter of 2007 at MTSB, a decline in loans of approximately $3.9 million due to a sluggish economy and a reduction of its Fed Funds Sold position allowed some higher-priced deposits to run off.
Borrowings. The Company utilizes borrowings to supplement deposits in funding its lending and investing activities. Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, U. S. Treasury demand notes and short-term advances from the Federal Home Loan Bank. Long-term borrowings consist of long-term advances from the Federal Home Loan Bank and a term loan and a revolving credit line with a correspondent bank. Junior subordinated debentures represent long-term debt issued by the Company in conjunction with the issuance of trust preferred securities.
As of March 31, 2007, short-term borrowings were $26.4 million, an increase of $13 thousand from December 31, 2006. Long-term borrowings were $62.7 million as of March 31, 2007, a decrease of $3.3 million from $66.0 million as of December 31, 2006. Junior subordinated debentures were $41.2 million as of both March 31, 2007 and December 31, 2006.
Included in long-term borrowings as of March 31, 2007 were long-term FHLB borrowings totaling $44.7 million, with maturities ranging from the years 2007 to 2016 and interest rates ranging from 3.66% to 5.50%. As of March 31, 2007, the correspondent bank revolving credit line totaled $2.9 million, and is due June 30, 2007, with interest payable quarterly at 1.5% below prime. The interest rate on the revolving credit line at March 31, 2007 was 6.75%. As of March 31, 2007, the correspondent bank term loan totaled $15 million, with principal payments of $375 thousand due quarterly beginning December 31, 2008 and the remaining balance due November 10, 2009. Interest on the term loan is payable quarterly at a fixed interest rate of 6.09%. As of March 31, 2007, subordinated debentures totaled $41.2 million, with maturities in the years 2035 and 2036 (callable at the Company’s option in 2011 and 2015), and interest rates ranging from 6.10% to 7.17%.
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
The Company’s most liquid assets are cash and due from banks, interest-bearing demand deposits, and federal funds sold. The balances of these assets are dependent on the Company’s operating, investing, lending, and financing activities during any given period. As of March 31, 2007, cash and cash equivalents totaled $71.0 million, a decrease of $28.1 million from $99.1 million as of December 31, 2006. This decrease is primarily attributable to a reduction of the Company’s balances of interest-bearing demand deposits and federal funds sold in order to allow some of its higher-priced deposits to run off, as well as a partial paydown on the correspondent bank revolving line of credit.

The Company’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayment, sales of loans, and capital funds. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank.
Capital Resources. Other than the option of issuing common stock, the Company’s primary source of capital is net income retained by the Company. During the three months ended March 31, 2007, the Company earned $1.8 million and paid dividends of $525 thousand to stockholders, resulting in a retention of current earnings of $1.3 million. During the year ended December 31, 2006, the Company earned $10.3 million and paid dividends of $1.9 million to stockholders, resulting in a retention of current earnings of $8.4 million. As of March 31, 2007, total stockholders’ equity was $101.5 million, an increase of $881 thousand from $100.7 million as of December 31, 2006. This increase was due to the retention of earnings for the first quarter of 2007, offset by a reduction in accumulated other comprehensive income. The reduction in accumulated other comprehensive income was primarily due to the after-tax effect of the decline in market value of the Company’s available-for-sale securities.
The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of March 31, 2007, the Company exceeds these regulatory capital guidelines. Likewise, the individual ratios for each of the Company’s bank subsidiaries also exceed the regulatory guidelines.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes since December 31, 2006. For more information regarding quantitative and qualitative disclosures about market risk, please refer to the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2006, and in particular, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Rate Sensitive Assets and Liabilities” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There are no material changes from the risk factors previously discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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

Date: May 10, 2007	By:	/s/ Ted T. Awerkamp
Ted T. Awerkamp
President and Chief Executive Officer (principal executive officer)

Date: May 10, 2007	By:	/s/ Michael P. McGrath
Michael P. McGrath
Executive Vice President, Treasurer, Secretary and Chief Financial Officer (principal financial officer/ principal accounting officer)