Form 10-Q
period 2007-06-30
Mercantile Bancorp, Inc.
filed 2007-08-09
CIK 1289701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-32434

MERCANTILE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	37-1149138 (I.R.S. Employer Identification No.)
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
As of August 6, 2007 the number of outstanding shares of Common Stock, par value $0.4167 per share was 5,806,485.

MERCANTILE BANCORP, INC.
FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
MERCANTILE BANCORP, INC.
Consolidated Balance Sheets
(In thousands, except par value and share data)

	June 30,
	2007	December 31,
	(Unaudited)	2006

Assets
Cash and due from banks	$25,555	$28,854
Interest-bearing demand deposits	15,471	29,188
Federal funds sold	9,309	41,105

Cash and cash equivalents	50,335	99,147

Available-for-sale securities	184,168	176,179
Held-to-maturity securities	10,766	12,400
Loans held for sale	5,787	1,660
Loans, net of allowance for loan losses of $11,413 and $10,613	1,025,140	1,021,043
Interest receivable	9,682	10,277
Foreclosed assets held for sale, net	512	291
Federal Home Loan Bank stock	5,784	5,699
Equity method investments in common stock	4,122	4,119
Cost method investments in common stock	4,744	3,190
Deferred income taxes	4,934	3,071
Mortgage servicing rights	990	994
Cash surrender value of life insurance	18,586	18,143
Premises and equipment	28,956	25,693
Goodwill	32,125	32,120
Core deposit and other intangibles	1,988	2,110
Other	6,670	6,691

Total assets	$1,395,289	$1,422,827

Liabilities and Stockholders’ Equity
Deposits
Demand	$107,189	$111,131
Savings, NOW and money market	378,056	349,250
Time	529,609	551,688
Brokered time	106,115	154,745

Total deposits	1,120,969	1,166,814

Short-term borrowings	57,354	26,338
Long-term debt	55,660	66,010
Junior subordinated debentures	41,239	41,239
Interest payable	5,436	6,039
Other	4,084	6,531

Total liabilities	1,284,742	1,312,971

Commitments and Contingent Liabilities

Minority Interest	9,514	9,198

Stockholders’ Equity
Common stock, $.42 par value; authorized 12,000,000 shares;
Issued — 5,924,790 shares at June 30, 2007 and December 31, 2006
Outstanding — 5,806,745 shares at June 30, 2007 and 5,831,745 shares at December 31, 2006	2,469	2,469
Additional paid-in capital	13,220	13,142
Retained earnings	89,819	86,648
Accumulated other comprehensive income (loss)	(2,288)	23

	103,220	102,282

Treasury stock, at cost
Common; 118,045 shares at June 30, 2007 and 93,045 shares at December 31, 2006	(2,187)	(1,624)

Total stockholders’ equity	101,033	100,658

Total liabilities and stockholders’ equity	$1,395,289	$1,422,827

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Interest and Dividend Income
Loans
Taxable	$19,923	$15,818	$39,460	$30,347
Tax exempt	258	208	514	413
Securities
Taxable	1,946	1,288	3,834	2,508
Tax exempt	413	446	844	889
Federal funds sold	264	9	735	52
Dividends on Federal Home Loan Bank Stock	52	28	102	79
Deposits with financial institutions and other	204	87	479	270

Total interest and dividend income	23,060	17,884	45,968	34,558

Interest Expense
Deposits	10,708	7,519	21,287	14,309
Short-term borrowings	475	393	843	667
Long-term debt and junior subordinated debentures	1,465	610	3,025	1,268

Total interest expense	12,648	8,522	25,155	16,244

Net Interest Income	10,412	9,362	20,813	18,314

Provision for Loan Losses	426	768	1,181	1,403

Net Interest Income After Provision For Loan Losses	9,986	8,594	19,632	16,911

Noninterest Income
Fiduciary activities	572	494	1,145	979
Brokerage fees	454	302	762	621
Customer service fees	983	917	1,854	1,739
Other service charges and fees	173	164	355	334
Net gain (loss) on sales of assets	1	(12)	(1)	(12)
Net gains on loan sales	177	148	285	292
Loan servicing fees	99	96	201	195
Loss on sales of foreclosed assets	—	—	(15)	—
Net increase in cash surrender value of life insurance	276	157	443	328
Income (loss) on equity method investments in common stock	(5)	88	(8)	183
Other	44	83	95	113

Total noninterest income	2,774	2,437	5,116	4,772

Noninterest Expense
Salaries and employee benefits	5,562	4,355	11,190	8,755
Net occupancy expense	642	452	1,277	923
Equipment expense	641	451	1,253	894
Deposit insurance premium	38	29	74	62
Professional fees	579	474	1,074	802
Postage and supplies	254	183	517	428
Amortization of mortgage servicing rights	36	107	62	157
Other	1,672	1,470	3,170	3,285

Total noninterest expense	9,424	7,521	18,617	15,306

Minority Interest	159	161	334	386

Income Before Income Taxes	3,177	3,349	5,797	5,991
Provision For Income Taxes	801	1,100	1,577	1,818

Net Income	$2,376	$2,249	$4,220	$4,173

Basic Earnings Per Share	$0.41	$0.38	$0.72	$0.71

Dividends Paid Per Share	$.09	$.08	$.18	$.16

Weighted Average Shares Outstanding	5,829,437	5,848,245	5,830,585	5,848,245

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Six Months Ended June 30	2007	2006

Operating Activities
Net income	$4,220	$4,173
Items not requiring (providing) cash
Depreciation	959	746
Provision for loan losses	1,181	1,403
Amortization of premiums and discounts on securities	(1)	721
Amortization of core deposit intangibles	139	138
Deferred income taxes	(295)	(177)
Net losses on loan sales	(285)	(292)
Loss on sale of assets	1	12
Net losses on sales of foreclosed assets	15	—
Amortization of mortgage servicing rights	63	157
(Income) loss on equity method investments in common stock	8	(183)
Federal Home Loan Bank stock dividends	(24)	(36)
Net increase in cash surrender value of life insurance	(443)	(328)
Minority interest in earnings of subsidiaries	334	386
Changes in
Loans originated for sale	(21,485)	(18,255)
Proceeds from sales of loans	17,584	18,525
Interest receivable	595	(92)
Other assets	21	(362)
Interest payable	(603)	711
Other liabilities	(2,447)	593

Net cash provided by (used in) operating activities	(463)	7,840

Investing Activities
Purchases of available-for-sale securities	(31,343)	(16,437)
Proceeds from maturities of available-for-sale securities	19,511	23,629
Proceeds from maturities of held-to-maturity securities	1,627	1,755
Net change in loans	(5,629)	(51,566)
Purchases of premises and equipment	(4,225)	(1,278)
Proceeds from the sales of foreclosed assets	115	229
Proceeds from sales of assets	2	42
Purchase of Federal Home Loan Bank stock	(61)	(642)
Proceeds from redemption of Federal Home Loan Bank stock	—	377
Purchase of cost method investment in common stock	(1,554)	(995)
Goodwill acquired in connection with Royal Palm acquisition	(5)	—
Purchase of intangible assets	(17)	—

Net cash used in investing activities	(21,579)	(44,886)

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	24,864	7,895
Net increase (decrease) in time and brokered time deposits	(70,709)	7,416
Net increase in short-term borrowings	31,016	19,935
Proceeds from long-term debt	1,750	6,700
Payments on long-term debt	(12,100)	(8,000)
Proceeds from issuance of stock to minority interest of Mid-America	161	1,187
Purchase of stock from minority interest of Mid-America	(67)	—
Purchase of treasury stock	(563)	—
Dividends paid	(1,049)	(936)
Dividends paid to minority interest of Mid-America	(73)	—

Net cash provided by (used in) financing activities	(26,770)	34,197

Decrease In Cash and Cash Equivalents	(48,812)	(2,849)
Cash and Cash Equivalents, Beginning of Period	99,147	44,154

Cash and Cash Equivalents, End of Period	$50,335	$41,305

Supplemental Cash Flows Information
Interest paid	$25,758	$15,533
Income taxes paid	$1,776	$2,392
Real estate acquired in settlement of loans	$351	$325
Increase in additional paid-in-capital due to issuance of stock to minority interest of Mid-America	$40	$185
See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands)
1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements include the accounts of Mercantile Bancorp, Inc. (the “Company”) and its wholly and majority owned subsidiaries, Mercantile Trust & Savings Bank, Perry State Bank, Farmers State Bank of Northern Missouri, Marine Bank and Trust (formerly Marine Trust Company of Carthage), Brown County State Bank and Mid-America Bancorp, Inc. (“Mid-America”), the sole shareholder of Heartland Bank, (“Banks”). All material intercompany accounts and transactions have been eliminated in the consolidated report of the Company.
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s consolidated financial position at June 30, 2007 and the Company’s consolidated results of operations and cash flows for the six months ended June 30, 2007 and 2006. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 2006 year-end consolidated balance sheet data was derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.
These financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006 appearing in the Company’s Annual Report on Form 10-K for 2006.
2. EARNINGS PER COMMON SHARE
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period.
3. NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.
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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Commitments to extend credit totaled $1,357,000 at June 30, 2007 and $442,000 at December 31, 2006.
Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $12,315,000 at June 30, 2007 and $10,457,000 at December 31, 2006. At June 30, 2007, the outstanding standby letters of credit had a weighted average term of approximately one year. As of June 30, 2007 and December 31, 2006, no liability for the fair value of the Company’s potential obligations under these guarantees has been recorded since the amount is deemed immaterial.
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

6. ACQUISITION
On February 8, 2007, the Company entered into a definitive agreement to acquire 100% of the outstanding common stock of HNB Financial Services, Inc. (HNB) of Hannibal, Missouri in an all-cash transaction valued at approximately $30.8 million. HNB is the parent of HNB Bank, a full-service community bank with five locations in northern Missouri. As of June 30, 2007, HNB had total assets of $169.7 million, loans of $115.0 million, deposits of $135.4 million and stockholders’ equity of $17.1 million. The acquisition was approved by HNB’s shareholders, and is subject to federal and state regulatory approvals and other customary conditions of closing. It is expected to close during the third quarter of 2007.
7. SALE OF EQUITY METHOD INVESTMENT
On May 24, 2007, the Company reached an agreement under which it will divest its 36.4 percent equity interest in New Frontier Bancshares, Inc. (“New Frontier”), an equity method investment of the Company, in an all-cash transaction valued at $6.8 million. Under terms of the agreement, the Company will sell the 32,647 shares of New Frontier it owns to privately owned T & C Bancorp, Inc. of Quincy, Illinois for consideration of $208 per share. The Company has invested approximately $4.7 million, net of amortization of core deposit intangibles, in New Frontier in several increments since 2000 at an average cost per share of approximately $145. It anticipates recording a gain on the sale of approximately $2.1 million in the fourth quarter of 2007, representing an annualized return on investment of approximately 7.6 percent. The sale is subject to normal approvals by state and federal regulatory authorities, in addition to the Company’s compliance with a shareholders agreement among the shareholders of New Frontier, under which New Frontier and its shareholders will have the opportunity to match the terms offered by T & C Bancorp, Inc.
8. LONG TERM DEBT
On July 17, 2007, the Company approved the amendment and extension of an existing line of credit through US Bank, N.A., which expired June 30, 2007. The new $8 million credit facility bears interest of 1.5% below the national prime rate and will mature on June 30, 2008. The Company intends to continue to use this revolving credit line for various corporate purposes, including, but not limited to, pursuit of the Company’s growth and operating strategy, stock repurchases, and/or other general corporate purposes. The amount of the new facility has been reduced from its previous level of $15 million. The Company expects to incorporate the additional $7 million previously included in the credit facility in other borrowings being contemplated in relation to its previously announced acquisition of HNB Financial Services, Inc. Other than the reduction of the loan amount and extension of the term, the loan terms remain the same.
In connection with the previously announced acquisition of HNB Financial Services, Inc., the Company has commitments from US Bank, N.A. (“US Bank”) on a term loan for $10 million and from Trapeza Capital Management, LLC (“Trapeza”) on a trust preferred securities issue of $20 million. The US Bank term loan will consist of two $5 million promissory notes with terms of three years. One note will bear interest at a fixed annual rate of 6.13% and with penalties for prepayment. The other note will bear interest at a fixed annual rate of 6.27% and the Company will be able to prepay without penalty. Final commitment is subject to approval by US Bank’s senior loan committee with closing subject to the satisfactory negotiation, execution, and delivery of definitive documentation. The Trapeza trust preferred securities will be issued through a Trust established for this purpose. The underlying junior subordinated debt issued by the Company to the Trust will mature in 30 years, but may be redeemed at the Company’s option anytime after 10 years, and will bear interest at a floating rate of 3-month LIBOR plus 1.58%.
9. SUBSEQUENT EVENTS
On July 18, 2007, the Company acquired a 4.99 percent interest in Los Angeles-based Manhattan Bancorp (In Organization), a bank holding company that is the parent of Bank of Manhattan, by purchasing 149,700 shares at $10.00 per share, for a total investment of $1,497,000. Bank of Manhattan is a community bank that intends to serve the banking needs of the South Bay section of Los Angeles County, California and is expected to open for business in the third quarter of 2007. This purchase will be recorded as a cost method investment of the Company.

On July 19, 2007, the Company acquired a 4.99 percent interest in Brookhaven Bank (In Organization), headquartered in Atlanta, Georgia, by purchasing 112,275 shares at $10.00 per share, for a total investment of $1,122,750. Brookhaven Bank is a state-chartered community bank that intends to serve the banking needs of a vibrant commercial area of DeKalb County, Georgia and is expected to open for business in the third quarter of 2007. This purchase will be recorded as a cost method investment of the Company.
10. COMPREHENSIVE INCOME
Comprehensive income components and related taxes were as follows:

	For the Three Months
	Ended June 30,
	2007	2006

Net income	$2,376	$2,249

Other comprehensive loss:
Unrealized depreciation on available-for-sale securities:
Unrealized depreciation on available-for-sale securities, net of tax benefit of $(1,066) for 2007 and $(391) for 2006	(1,776)	(687)

Net change in unrealized depreciation on available-for-sale securities, net of tax benefit of $(1,066) for 2007 and $(391)for 2006	(1,776)	(687)

Accumulated other comprehensive loss of equity method investee	(42)	(29)

Unrealized loss on interest rate swaps:
Unrealized holding losses, net of tax benefit of $0 for 2007 and $(9) for 2006	—	(9)
Less reclassification adjustment to interest income, net of tax (benefit) of $0 for 2007 and $(31) for 2006	—	(45)

Net change in unrealized gain on interest rate swaps, net of tax expense of $0 for 2007 and $22 for 2006	—	36

Total other comprehensive loss, net of tax	(1,818)	(680)

Comprehensive income	$558	$1,569

	For the Six Months
	Ended June 30,
	2007	2006

Net income	$4,220	$4,173

Other comprehensive loss:
Unrealized depreciation on available-for-sale securities:
Unrealized depreciation on available-for-sale securities, net of tax benefit of $(1,478) for 2007 and $(523) for 2006	(2,282)	(894)

Net change in unrealized depreciation on available-for-sale securities, net of tax benefit of $(1,478) for 2007 and $(523) for 2006	(2,282)	(894)

Accumulated other comprehensive loss of equity method investee	(29)	(37)

Unrealized loss on interest rate swaps:
Unrealized holding losses, net of tax (benefit) of $0 for 2007 and $(16) for 2006	—	(21)
Less reclassification adjustment to interest expense, net of tax (benefit) of $0 for 2007 and $(54) for 2006	—	(81)

Net change in unrealized loss on interest rate swaps, net of tax benefit of $0 for 2007 and $38 for 2006	—	60

Total other comprehensive loss, net of tax	(2,311)	(871)

Comprehensive income	$1,909	$3,302

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
As of June 30, 2007, the Company was the sole shareholder of the following banking subsidiaries:
▪	Mercantile Trust & Savings Bank (“MTSB”), located in Quincy, Illinois;

▪	Marine Bank & Trust (“Marine Bank”), located in Carthage, Illinois;

▪	Perry State Bank (“Perry”), located in Perry, Missouri;

▪	Brown County State Bank (“Brown County”), located in Mt. Sterling, Illinois;

▪	Farmers State Bank of Northern Missouri (“Farmers”), located in Savannah, Missouri; and

▪	Royal Palm Bancorp, Inc. (“Royal Palm”), the sole shareholder of Royal Palm Bank of Florida (“Royal Palm Bank”), located in Naples, Florida.
As of June 30, 2007, the Company was the majority, but not sole, shareholder of Mid-America Bancorp, Inc. (“Mid-America”), the sole shareholder of Heartland Bank (“Heartland”), located in Leawood, Kansas, in which the Company owns 52.7% of the outstanding voting stock. During the second quarter of 2007, Mid-America repurchased 374 shares of its common stock from, and issued 100 shares to, minority shareholders, resulting in the Company’s percentage ownership of Mid-America increasing to 52.7% as of June 30, 2007 from 52.6% as of March 31, 2007.
In addition, as of June 30, 2007, the Company had less than majority ownership interests in several additional banking organizations located in the Midwest, Southeast and West. Specifically, the Company owned the following percentages of the outstanding voting stock of these banking entities:
▪	36.4% of New Frontier Bancshares, Inc. (“New Frontier”), the sole shareholder of New Frontier Bank, located in St. Charles, Missouri;

▪	5.0% of Integrity Bank (“Integrity”), located in Jupiter, Florida;

▪	1.5% of Premier Bancshares, Inc. (“Premier”), the sole shareholder of Premier Bank, located in Jefferson City, Missouri;

▪	5.0% of Premier Community Bank of the Emerald Coast (“Premier Community”), located in Crestview, Florida;

▪	4.1% of Paragon National Bank (“Paragon”), located in Memphis, Tennessee;

▪	0.1% of Integrity Bancshares, Inc. (“Integrity Bancshares”), the sole shareholder of Integrity Bank, located in Alpharetta, Georgia;

▪	1.3% of Enterprise Financial Services Corp. (“Enterprise”), the sole shareholder of Enterprise Bank & Trust, located in Clayton, Missouri;

▪	0.5% of First Charter Corporation (“First Charter”), located in Charlotte, North Carolina; and

▪	4.4% of Solera National Bancorp, Inc. (“Solera”), the sole shareholder of Solera National Bank, located in Lakewood, Colorado.

On April 17, 2007, the Company entered into employment agreements, effective March 1, 2007, with each of its current executive officers, Ted T. Awerkamp, President and Chief Executive Officer; Michael P. McGrath, Executive Vice President, Treasurer, Secretary and Chief Financial Officer; and Daniel J. Cook, Executive Vice President. The agreements for the three executives are similar in structure and effect, with a term of three years for Mr. Awerkamp and terms of two years for Messrs. McGrath and Cook, in each case renewable at each year-end by the Board of Directors so that the current term continues as a full three- or two-year term, respectively. Under the agreements, the executive is guaranteed an annual base salary and certain job-related benefits that are typically covered by such agreements. Each agreement also provides that the executive will be entitled to participate in the Company’s Incentive Compensation Plan, which is a short-term incentive plan, involving establishment on an annual basis of financial targets for the Company which, if met, may result in cash payments to senior executives and other key employees.
On May 24, 2007, the Company reached an agreement under which it will divest its 36.4 percent equity interest in New Frontier in an all-cash transaction valued at $6.8 million. Under terms of the agreement, the Company will sell the 32,647 shares of New Frontier it owns to privately owned T & C Bancorp, Inc. of Quincy, Illinois for consideration of $208 per share. The Company has invested approximately $4.7 million, net of amortization of core deposit intangibles, in New Frontier in several increments since 2000 at an average cost per share of approximately $145. It anticipates recording a gain on the sale of approximately $2.1 million in the fourth quarter of 2007, representing an annualized return on investment of approximately 7.6 percent. The sale is subject to normal approvals by state and federal regulatory authorities, in addition to the Company’s compliance with a shareholders agreement among the shareholders of New Frontier, under which New Frontier and its shareholders will have the opportunity to match the terms offered by T & C Bancorp, Inc.
On June 20, 2007, the Company announced it had agreed to acquire an approximate 4.4 percent interest in Solera National Bancorp, Inc. (“Solera”), a newly organized banking institution headquartered in Lakewood, Colorado, a suburb of Denver. The Company purchased 105,030 shares at a price of $10.00 per share, for a total investment of $1,050,300. As an investor in the shares, the Company will also receive 21,006 shareholder warrants that represent options to purchase that number of additional shares in Solera at the maturity date in 2010 at $12.50 a share. Solera has received all necessary regulatory approvals, subject to finalizing the development of its capital structure, and expects to open for business in the third quarter of 2007. This purchase has been recorded as a cost method investment of the Company.
On July 17, 2007, the Company approved the amendment and extension of an existing line of credit through US Bank, N.A., which expired June 30, 2007. The new $8 million credit facility bears interest of 1.5% below the national prime rate and will mature on June 30, 2008. The Company intends to continue to use this revolving credit line for various corporate purposes, including, but not limited to, pursuit of the Company’s growth and operating strategy, stock repurchases, and/or other general corporate purposes. The amount of the new facility has been reduced from its previous level of $15 million. The Company expects to incorporate the additional $7 million previously included in the credit facility in other borrowings being contemplated in relation to its previously announced acquisition of HNB Financial Services, Inc. Other than the reduction of the loan amount and extension of the term, the loan terms remain the same.
On July 18, 2007, the Company acquired a 4.99 percent interest in Los Angeles-based Manhattan Bancorp (In Organization), a bank holding company that is the parent of Bank of Manhattan, by purchasing 149,700 shares at $10.00 per share, for a total investment of $1,497,000. Bank of Manhattan is a community bank that intends to serve the banking needs of the South Bay section of Los Angeles County, California and is expected to open for business in the third quarter of 2007. This purchase will be recorded as a cost method investment of the Company.
On July 19, 2007, the Company acquired a 4.99 percent interest in Brookhaven Bank (In Organization), headquartered in Atlanta, Georgia, by purchasing 112,275 shares at $10.00 per share, for a total investment of $1,122,750. Brookhaven Bank is a state-chartered community bank that intends to serve the banking needs of a vibrant commercial area of DeKalb County, Georgia and is expected to open for business in the third quarter of 2007. This purchase will be recorded as a cost method investment of the Company.

Results of Operations
Comparison of Operating Results for the Three months Ended June 30, 2007 and 2006
Overview. Net income for the three months ended June 30, 2007 was $2.4 million, an increase of $127 thousand, or 5.6%, compared with $2.2 million for the same period in 2006. The primary factors contributing to the increase in net income were an increase in net interest income of $1.1 million, an increase in noninterest income of $337 thousand, a decrease in provision for loan losses of $342 thousand and a decrease in provision for income taxes of $299 thousand, largely offset by an increase in noninterest expense of $1.9 million. Basic earnings per share (EPS) for the three months ended June 30, 2007 were $.41 compared with $.38 for the same period in 2006.
Total assets at June 30, 2007 were $1.40 billion compared with $1.42 billion at December 31, 2006, a decrease of $27.5 million or 2.0%, attributable to a decrease in cash and cash equivalents, partially offset by an increase in both investment securities and the loan portfolio. Total loans, including loans held for sale, at June 30, 2007 were $1.04 billion compared with $1.03 billion at December 31, 2006, an increase of $9 million or .9%. Total deposits at June 30, 2007 were $1.12 billion compared with $1.17 billion at December 31, 2006, a decrease of $46 million or 3.9%. Total stockholders’ equity at June 30, 2007 was $101.0 million compared with $100.7 million at December 31, 2006, an increase of $375 thousand or .4%.
The Company’s annualized return on average assets was .69% for the three months ended June 30, 2007, compared with 0.79% for the same period in 2006. The annualized return on average stockholders’ equity was 9.4% for the three months ended June 30, 2007, compared to 9.6% for the same period in 2006.
Net Interest Income. For the three months ended June 30, 2007, net interest income increased $1.1 million, or 11.2%, to $10.4 million compared with $9.4 million for the same period in 2006. The increase was primarily due to the increased volume of federal funds sold and investment securities, as well as the increased volumes and rates on loans, partially offset by increased volume of time and brokered time deposits, money market deposits and long-term borrowings, as well as increased rates on all categories of interest-bearing liabilities. For the three months ended June 30, 2007 and 2006, the net interest margin decreased by 23 basis points to 3.30% from 3.53% while the net interest spread decreased by 18 basis points to 2.93% from 3.11%, respectively.
Interest and dividend income for the three months ended June 30, 2007 increased $5.2 million, or 28.9%, to $23.1 million compared with $17.9 million for the same period in 2006. This increase was due primarily to an increase in loan interest income of $4.2 million. Average total loans for the three months ended June 30, 2007 increased $147 million, or 16.7%, to $1.0 billion compared with $883.9 million for the same period in 2006, while the average yield on total loans increased 58 basis points to 7.83% for the same period. Average total investments for the three months ended June 30, 2007 increased $39 million, or 24.8%, to $194.3 million compared with $155.7 million for the same period in 2006, while the average yield on investments increased 41 basis points to 4.86% for the same period. For the three months ended June 30, 2007, compared to the same period in 2006, the yield on total average earning assets increased by 55 basis points to 7.30%.
Interest expense for the three months ended June 30, 2007 increased $4.1 million, or 48.4%, to $12.6 million compared with $8.5 million for the same period in 2006. This increase was due primarily to increases in interest expense on deposits of $3.1 million and interest expense on long-term debt of $855 thousand. Average total interest-bearing deposits for the three months ended June 30, 2007 increased $163 million, or 19%, to $1.02 billion compared with $859.5 million for the same period in 2006, while the average cost of funds on total interest-bearing deposits increased 69 basis points to 4.19% for the same period. Average total long-term debt and junior subordinated debentures for the three months ended June 30, 2007 increased $53.3 million, or 120.2%, to $97.6 million compared with $44.3 million for the same period in 2006, primarily due to the issuance of senior term debt and junior subordinated debentures in 2006 as financing for the Royal Palm acquisition, while the average cost of funds on long-term debt increased 49 basis points to 6.00% for the same period. For the three months ended June 30, 2007, compared to the same period in 2006, the cost of funds on total average interest-bearing liabilities increased by 73 basis points to 4.37%.
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

	For the three months ended June 30
		2007			2006
	Average	Income/			Income/
	Balance	Expense	Yield/Rate	Average Balance	Expense	Yield/Rate
			(dollars in thousands)
Assets
Interest-bearing demand deposits	$14,712	$204	5.55%	$13,822	$87	2.52%
Federal funds sold	17,998	264	5.87%	685	9	5.26%
Securities:
Taxable
U.S. treasuries and government agencies	22,941	299	5.21%	7,617	82	4.31%
Mortgage-backed securities	43,854	563	5.14%	43,579	528	4.85%
Other securities	82,084	1,084	5.28%	55,843	678	4.86%

Total taxable	148,879	1,946	5.23%	107,039	1,288	4.81%
Non-taxable — State and political subdivision (3)	45,404	413	3.64%	48,645	446	3.67%
Loans (net of unearned discount) (1)(2)	1,031,215	20,181	7.83%	883,940	16,026	7.25%
Federal Home Loan Bank stock	5,605	52	3.71%	5,433	28	2.06%

Total interest-earning assets (1)	1,263,813	$23,060	7.30%	1,059,564	$17,884	6.75%

Cash and due from banks	23,283			23,566
Premises and equipment	27,285			18,552
Foreclosed assets held for sale, net	328			412
Equity method investments in common stock	4,142			7,226
Cost method investments in common stock	4,044			3,640
Interest receivable	9,332			7,775
Cash surrender value of life insurance	18,453			16,176
Allowance for loan loss	(11,306)			(8,305)
Goodwill	29,043			1,985
Intangible assets	6,088			6,417
Other	11,153			9,618

Total assets	$1,385,658			$1,146,626

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$115,628	$531	$1.84%	$107,962	$377	$1.40%
Savings deposits	72,171	467	2.59%	52,335	169	1.29%
Money-market deposits	179,467	1,765	3.93%	117,944	922	3.13%
Time and brokered time deposits	655,583	7,945	4.85%	581,271	6,051	4.16%
Short-term borrowings	36,593	475	5.19%	33,271	393	4.72%
Long-term debt	56,381	761	5.40%	34,028	453	5.33%
Subordinated debenture bonds	41,239	704	6.83%	10,310	157	6.09%

Total interest-bearing liabilities	1,157,062	$12,648	$4.37%	937,121	$8,522	$3.64%

Demand deposits	106,157			97,601
Interest payable	6,109			4,146
Other liabilities	5,207			5,923
Minority interest	9,492			8,075
Stockholders’ equity	101,631			93,760

Total liabilities and stockholders’ equity	$1,385,658			$1,146,626

Interest spread			2.93%			3.11%
Net interest income		$10,412			$9,362
Net interest margin			3.30%			3.53%
Interest-earning assets to interest-bearing liabilities	109.23%			113.07%

(1)	Non-accrual loans have been included in average loans, net of unearned discount

(2)	Includes loans held for sale

(3)	The tax exempt income for state and political subdivisions in not recorded on a tax equivalent basis.

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

	For the three months ended June 30,
	2007 vs. 2006
	Increase (Decrease) Due to
	Change in
	Volume	Rate	Total
Increase (decrease) in interest income:
Interest-bearing bank deposits	$6	$111	$117
Federal funds sold	254	1	255
Investment securities:
U.S. Treasuries and Agencies	196	21	217
Mortgage-backed securities	3	32	35
States and political subdivision (1)	(30)	(3)	(33)
Other securities	342	64	406
Loans (net of unearned discounts)	2,814	1,341	4,155
Federal Home Loan Bank stock	1	23	24

Change in interest income (1)	3,586	1,590	5,176

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	28	126	154
Savings deposits	82	216	298
Money-market deposits	564	279	843
Time and brokered time deposits	829	1,065	1,894
Short-term borrowings	41	41	82
Long-term debt	795	60	855

Change in interest expense	2,339	1,787	4,126

Increase (decrease) in net interest income (1)	$1,247	$(197)	$1,050

(1)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.
Provision for Loan Losses. Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the three months ended June 30, 2007, the provision decreased by $342 thousand to $426 thousand, compared with $768 thousand for the same period in 2006. The reduction in expense was primarily due to a decrease of $387 thousand in net charge-offs in the second quarter of 2007 to $185 thousand compared with $572 thousand for the same period in 2006. The allowance for loan losses at June 30, 2007 was $11.4 million, or 1.09% of total loans, an increase of $800 thousand from $10.6 million or 1.03% of total loans at December 31, 2006. The increase in the allowance for loan losses as of June 30, 2007 was primarily due to the increase in non-performing loans to $11.2 million, or 1.07% of total loans as of June 30, 2007, compared with $6.4 million, or .62% of total loans as of December 31, 2006.
Noninterest Income. Noninterest income for the three months ended June 30, 2007 increased $337 thousand to $2.8 million compared with $2.4 million for the same period in 2006. The increase in noninterest income was primarily due to increases in fiduciary activities, brokerage fees and customer service fees, partially offset by a decrease in income on equity method investments in common stock and other noninterest income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
	June 30:
	2007	2006
Fiduciary activities	$572	$494
Brokerage fees	454	302
Customer service fees	983	917
Other service charges and fees	173	164
Net gains on loan sales	177	148
Net gains (losses) on sales of assets	1	(12)
Loan servicing fees	99	96
Net increase in cash surrender value of life insurance	276	157
Income (loss) on equity method investments in common stock	(5)	88
Other	44	83

Total noninterest income	$2,774	$2,437

Fiduciary activities for the three months ended June 30, 2007 increased $78 thousand to $572 thousand compared with $494 thousand for the same period in 2006, primarily due to an increase in trust assets under management.
Brokerage fees for the three months ended June 30, 2007 increased $152 thousand to $454 thousand compared with $302 thousand for the same period in 2006, primarily due to the retail brokerage operation established at Heartland in the fourth quarter of 2006.
Customer service fees for the three months ended June 30, 2007 increased $66 thousand to $983 thousand compared with $917 thousand for the same period in 2006, primarily due to increased overdraft fees and expansion of the number of accounts that generate transaction fees.
Income (loss) on equity method investments in common stock for the three months ended June 30, 2007 decreased $93 thousand to a loss of $5 thousand compared with income of $88 thousand for the same period in 2006, due to the July 2006 sale of one of the Company’s equity method investments, NorthStar Bancshares, Inc., which removed the Company’s proportionate share of the earnings of NorthStar for 2007. The Company’s remaining equity method investment, New Frontier, incurred a net loss in the second quarter of 2007 as a result of increased overhead expenses related to a new branch opening in the fourth quarter of 2006.
Other noninterest income for the three months ended June 30, 2007 decreased $39 thousand to $44 thousand compared with $83 thousand for the same period in 2006, primarily due to losses recognized in 2007 on the sale of repossessed assets as well as a decrease in commissions on the sale of customer checks and supplies in the second quarter of 2007 compared to the same period in 2006.
Noninterest Expense. For the three months ended June 30, 2007, noninterest expense increased $1.9 million, or 25.3%, to $9.4 million compared with $7.5 million for the same period in 2006, primarily due to increases in salaries and employee benefits, net occupancy expense, equipment expense, professional fees and other noninterest expense.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended
	June 30
	2007	2006
Salaries and employee benefits	$5,562	$4,355
Net occupancy expense	642	452
Equipment expense	641	451
Deposit insurance premium	38	29
Professional fees	579	474
Postage and supplies	254	183
Amortization of mortgage servicing rights	36	107
Other	1,672	1,470

Total noninterest expense	$9,424	$7,521

Salaries and employee benefits increased $1.2 million, or 27.8%, for the three months ended June 30, 2007 to $5.6 million, from $4.4 million for the same period in 2006. Approximately $694 thousand of this increase was attributable to the November 2006 acquisition of Royal Palm. Heartland’s growth, including the opening of two new branches in 2006, resulted in the addition of twelve full-time equivalent employees, and an increase of approximately $268 thousand in salaries and employee benefits for the second quarter of 2007 at that subsidiary. The remainder of the increase was due primarily to cost-of-living increases in salaries and employee benefits. As a percent of average assets, annualized salaries and employee benefits increased to 1.63% for the three months ended June 30, 2007, compared to 1.52% for the same period in 2006. The Company had 381 full-time equivalent employees at June 30, 2007 compared to 326 at June 30, 2006, an increase of 55 full-time equivalent employees, primarily due to the acquisition of Royal Palm and the new branches at Heartland.
Net occupancy expense increased $190 thousand, or 42.0%, for the three months ended June 30, 2007 to $642 thousand, from $452 thousand for the same period in 2006, due primarily to the November 2006 acquisition of Royal Palm, which generated approximately $157 thousand of net occupancy expense in the second quarter of 2007.
Equipment expense increased $190 thousand or 42.1% for the three months ended June 30, 2007 to $641 thousand, from $451 thousand for the same period in 2006, due primarily to the November 2006 acquisition of Royal Palm, which generated approximately $79 thousand of equipment expense in the second quarter of 2007, and approximately $75 thousand of expense related to the two new branches opened at Heartland in 2006 and equipment upgrades done following the 2006 consolidations of the Company’s Illinois affiliates from six separately chartered banks to three.
Professional fees increased $105 thousand or 22.2% for the three months ended June 30, 2007 to $579 thousand, from $474 thousand for the same period in 2006, mainly due to additional costs related to compliance with the Sarbanes-Oxley Act of 2002 and new SEC rules requiring more extensive disclosure of executive compensation in the Company’s 2007 proxy statement.
Other noninterest expense increased $202 thousand, or 13.7%, for the three months ended June 30, 2007 to $1.7 million, from $1.4 million for the same period in 2006, due to $226 thousand of additional expense in the second quarter of 2007 as a result of the November 2006 Royal Palm acquisition.
Provision for Income Taxes. The effective tax rate was 25.2% for the three-month period ended June 30, 2007 compared to 32.8% for the same period in 2006. The decrease in 2007 was primarily due to additional non-taxable income from tax-exempt loans and earnings on cash surrender value of life insurance, as well as a reduction in the Illinois state income tax apportionment factor due to the inclusion of Royal Palm in consolidated taxable income for 2007.
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

Results of Operations
Comparison of Operating Results for the Six months Ended June 30, 2007 and 2006
Overview. Net income for the six months ended June 30, 2007 was $4.22 million, an increase of $47 thousand, or 1.13%, compared with $4.17 million for the same period in 2006. The primary factors contributing to the increase in net income were an increase in net interest income of $2.5 million, an increase in noninterest income of $344 thousand, a decrease in provision for loan losses of $222 thousand, and a decrease in provision for income taxes of $241 thousand, largely offset by an increase in noninterest expense of $3.3 million. Basic earnings per share (EPS) for the six months ended June 30, 2007 were $.72 compared with $.71 for the same period in 2006.
The Company’s annualized return on average assets was .61% for the six months ended June 30, 2007, compared with .74% for the same period in 2006. The annualized return on average stockholders’ equity was 8.4% for the six months ended June 30, 2007, compared to 9.0% for the same period in 2006.
Net Interest Income. For the six months ended June 30, 2007, net interest income increased $2.5 million, or 13.6%, to $20.8 million compared with $18.3 million for the same period in 2006. The increase was primarily due to the increased volumes and rates on loans, plus increased volumes of federal funds sold and other securities, partially offset by increased volume of time and brokered time deposits, money market deposits and long-term borrowings, as well as increased rates on all categories of interest-bearing liabilities. For the six months ended June 30, 2007 and 2006, the net interest margin decreased by 20 basis points to 3.27% from 3.47% while the net interest spread decreased by 15 basis points to 2.91% from 3.06%, respectively. Interest and dividend income for the six months ended June 30, 2007 increased $11.4 million, or 33.0%, to $46.0 million compared with $34.6 million for the same period in 2006. This increase was due primarily to an increase in loan interest income of $9.2 million. Average total loans for the six months ended June 30, 2007 increased $158 million, or 18.1%, to $1.03 billion compared with $872.2 million for the same period in 2006, while the average yield on total loans increased 71 basis points to 7.76% for the same period. Average total investments for the six months ended June 30, 2007 increased $34.5 million, or 21.8%, to $192.5 million compared with $158.0 million for the same period in 2006, while the average yield on investments increased 56 basis points to 4.86% for the same period. For the six months ended June 30, 2007, compared to the same period in 2006, the yield on total average earning assets increased by 69 basis points to 7.23%.
Interest expense for the six months ended June 30, 2007 increased $8.9 million, or 54.9%, to $25.2 million compared with $16.2 million for the same period in 2006. This increase was due primarily to increases in interest expense on deposits of $7.0 million and interest expense on long-term debt of $1.8 million. Average total interest-bearing deposits for the six months ended June 30, 2007 increased $175.6 million, or 20.5%, to $1.03 billion compared with $855.4 million for the same period in 2006, while the average cost of funds on total interest-bearing deposits increased 78 basis points to 4.13% for the same period. Average total long-term debt and junior subordinated debentures for the six months ended June 30, 2007 increased $54.5 million, or 114.9%, to $101.9 million compared with $47.4 million for the same period in 2006, primarily due to the issuance of senior term debt and junior subordinated debentures in 2006 as financing for the Royal Palm acquisition, while the average cost of funds on long-term debt increased 58 basis points to 5.93% for the same period. For the six months ended June 30, 2007, compared to the same period in 2006, the cost of funds on total average interest-bearing liabilities increased by 83 basis points to 4.31%.
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

	For the six months ended June 30
	2007			2006
	Average	Income/		Average	Income/
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
	(dollars in thousands)
Assets
Interest-bearing demand deposits	$17,031	$479	5.63%	$18,293	$270	2.95%
Federal funds sold	26,581	735	5.53%	2,321	52	4.48%
Securities:
Taxable
U.S. treasuries and government agencies	22,645	583	5.15%	8,846	171	3.87%
Mortgage-backed securities	41,995	1,073	5.11%	45,658	1,063	4.66%
Other securities	81,372	2,178	5.35%	54,821	1,274	4.65%

Total taxable	146,012	3,834	5.25%	109,325	2,508	4.59%
Non-taxable — State and political subdivision (3)	46,470	844	3.63%	48,703	889	3.65%
Loans (net of unearned discount ) (1)(2)	1,030,181	39,974	7.76%	872,169	30,760	7.05%
Federal Home Loan Bank stock	5,690	102	3.59%	5,434	79	2.91%

Total interest-earning assets (1)	1,271,965	$45,968	7.23%	1,056,245	$34,558	6.54%

Cash and due from banks	25,907			23,799
Premises and equipment	26,312			18,514
Foreclosed assets held for sale, net	291			407
Equity method investments in common stock	4,142			7,190
Cost method investments in common stock	3,869			3,504
Interest receivable	9,417			7,763
Cash surrender value of life insurance	18,338			16,095
Allowance for loan loss	(11,035)			(8,219)
Goodwill	29,148			1,985
Intangible assets	6,152			6,417
Other	10,813			9,328

Total assets	$1,395,319			$1,143,028

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$117,060	$1,059	1.81%	$109,449	$742	1.36%
Savings deposits	69,760	861	2.47%	51,374	298	1.16%
Money-market deposits	173,793	3,398	3.91%	110,173	1,610	2.92%
Time and brokered time deposits	670,331	15,969	4.76%	584,379	11,659	3.99%
Short-term borrowings	33,157	843	5.08%	30,127	667	4.43%
Long term debt	60,686	1,615	5.32%	37,119	954	5.14%
Subordinated debenture bonds	41,239	1,410	6.84%	10,310	314	6.09%

Total interest-bearing liabilities	1,166,026	$25,155	4.31%	932,931	$16,244	3.48%

Demand deposits	107,088			99,513
Interest payable	6,221			3,875
Other liabilities	5,010			5,484
Minority interest	9,439			7,857
Stockholders’ equity	101,535			93,368

Total liabilities and stockholders’ equity	$1,395,319			$1,143,028

Interest spread			2.91%			3.06%
Net interest income		$20,813			$18,314
Net interest margin			3.27%			3.47%
Interest-earning assets to interest-bearing liabilities	109.09%			113.22%

(1)	Non-accrual loans have been included in average loans, net of unearned discount

(2)	Includes loans held for sale

(3)	The tax exempt income for state and political subdivisions in not recorded on a tax equivalent basis.

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

	For the six months ended June 30,
	2007 vs. 2006
	Increase (Decrease) Due to
	Change in
	Volume	Rate	Total
Increase (decrease) in interest income:
Interest-bearing bank deposits	$(20)	$229	$209
Federal funds sold	668	15	683
Investment securities:
U.S. Treasuries and Agencies	340	72	412
Mortgage-backed securities	(89)	99	10
States and political subdivision (1)	(41)	(4)	(45)
Other securities	688	216	904
Loans (net of unearned discounts)	5,932	3,282	9,214
Federal Home Loan Bank stock	4	19	23

Change in interest income (1)	7,482	3,928	11,410

Increase in interest expense:
Interest-bearing transaction deposits	55	262	317
Savings deposits	136	427	563
Money-market deposits	1,128	660	1,788
Time and brokered time deposits	1,858	2,452	4,310
Short-term borrowings	71	105	176
Long-term debt	1,603	154	1,757

Change in interest expense	4,851	4,060	8,911

Increase in net interest income (1)	$2,631	$(132)	$2,499

(1)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.
Provision for Loan Losses. Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the six months ended June 30, 2007, the provision decreased by $222 thousand to $1.2 million, compared with $1.4 million for the same period in 2006. The reduction in expense was primarily due to a decrease of $581 thousand in net charge-offs, to $381 thousand for the six months ended June 30, 2007, compared with $962 thousand for the same period in 2006. The allowance for loan losses at June 30, 2007 was $11.4 million, or 1.09% of total loans, which increased from $10.6 million or 1.03% of total loans at December 31, 2006. The increase in the allowance for loan losses as of June 30, 2007 was primarily due to the increase in non-performing to $11.2 million, or 1.07% of total loans, compared with $6.4 million, or .62% of total loans as of December 31, 2006.
Noninterest Income. Noninterest income for the six months ended June 30, 2007 increased $344 thousand to $5.1 million compared with $4.8 million for the same period in 2006. The increase in noninterest income was primarily due to increases in fiduciary activities, brokerage fees and customer service fees, partially offset by a decrease in income (loss) on equity method investments in common stock.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Six Months Ended
	June 30
	2007	2006

Fiduciary activities	$1,145	$979
Brokerage fees	762	621
Customer service fees	1,854	1,739
Other service charges and fees	355	334
Net gain on sales of assets	285	292
Net losses on loan sales	(1)	(12)
Net losses on sales of foreclosed assets	(15)	—
Loan servicing fees	201	195
Net increase in cash surrender value of life insurance	443	328
Income (loss) on equity method investments in common stock	(8)	183
Other	95	113

Total noninterest income	$5,116	$4,772

Fiduciary activities for the six months ended June 30, 2007 increased $166 thousand to $1.1 million compared with $979 thousand for the same period in 2006, primarily due to an increase in trust assets under management.
Brokerage fees for the six months ended June 30, 2007 increased $141 thousand to $762 thousand compared with $621 thousand for the same period in 2006, primarily due to the retail brokerage operation established at Heartland in the fourth quarter of 2006.
Customer service fees for the six months ended June 30, 2007 increased $115 thousand to $1.9 million compared with $1.7 million for the same period in 2006, primarily due to increased overdraft fees and expansion of the number of accounts that generate transaction fees.
Income (loss) on equity method investments in common stock for the six months ended June 30, 2007 decreased $191 thousand to a loss of $8 thousand compared with income of $183 thousand for the same period in 2006, due to the July 2006 sale of one of the Company’s equity method investments, NorthStar Bancshares, Inc., which removed the Company’s proportionate share of the earnings of NorthStar for 2007. The Company’s remaining equity method investment, New Frontier, incurred a net loss in the first half of 2007 as a result of increased overhead expenses related to a new branch opening in the fourth quarter of 2006.
Noninterest Expense. For the six months ended June 30, 2007, noninterest expense increased $3.3 million, or 21.6%, to $18.6 million compared with $15.3 million for the same period in 2006, primarily due to increases in salaries and employee benefits, net occupancy expense, equipment expense and professional fees, partially offset by a decrease in other noninterest expense.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Six Months Ended
	June 30
	2007	2006

Salaries and employee benefits	$11,190	$8,755
Net occupancy expense	1,277	923
Equipment expense	1,253	894
Deposit insurance premium	74	62
Professional fees	1,074	802
Postage and supplies	517	428
Amortization of mortgage servicing rights	62	157
Other	3,170	3,285

Total noninterest expense	$18,617	$15,306

Salaries and employee benefits increased $2.4 million, or 27.8%, for the six months ended June 30, 2007 to $11.2 million, from $8.8 million for the same period in 2006. Approximately $1.3 million of this increase was attributable to the November 2006 acquisition of Royal Palm. Heartland’s growth, including the opening of two new branches in 2006, resulted in the addition of twelve full-time equivalent employees, and an increase of approximately $528 thousand in salaries and employee benefits for the first half of 2007 at that subsidiary. The increase also reflected timing of changes in the Company’s senior management that occurred during the first quarter of 2007. The remainder of the increase was due primarily to cost-of-living increases in salaries and employee benefits. As a percent of average assets, annualized salaries and employee benefits increased to 1.62% for the six months ended June 30, 2007, compared to 1.54% for the same period in 2006. The Company had 381 full-time equivalent employees at June 30, 2007 compared to 326 at June 30, 2006, an increase of 55 full-time equivalent employees, primarily due to the acquisition of Royal Palm and the new branches at Heartland.
Net occupancy expense increased $354 thousand, or 38.4%, for the six months ended June 30, 2007 to $1.3 million, from $923 thousand for the same period in 2006, due primarily to the November 2006 acquisition of Royal Palm, which generated approximately $299 thousand of net occupancy expense in the first half of 2007.
Equipment expense increased $359 thousand for the six months ended June 30, 2007 to $1.3 million, from $894 thousand for the same period in 2006, due primarily to the November 2006 acquisition of Royal Palm, which generated approximately $140 thousand of equipment expense in the first half of 2007, and approximately $150 thousand of expense related to the two new branches opened at Heartland in 2006 and equipment upgrades done following the 2006 consolidations of the Company’s Illinois affiliates from six separately chartered banks to three.
Professional fees increased $272 thousand or 33.9% for the six months ended June 30, 2007 to $1.1 million, from $802 thousand for the same period in 2006, mainly due to additional costs related to compliance with Sarbanes-Oxley and new SEC rules requiring more extensive disclosure of executive compensation in the Company’s 2007 proxy statement.
Other noninterest expense decreased $115 thousand, or 3.5%, for the six months ended June 30, 2007 to $3.2 million, from $3.3 million for the same period in 2006, due to a $450 thousand settlement of a lawsuit related to the brokerage operation at Farmers’ branch in St. Joseph, Missouri in the first quarter of 2006, and a decrease in director’s fees of $140 thousand due to the consolidations of the Company’s Illinois affiliates from six separately chartered banks to three, partially offset by an additional $412 thousand of expense in the first half of 2007 as a result of the November 2006 acquisition of Royal Palm.
Provision for Income Taxes. The effective tax rate was 27.2% for the six-month period ended June 30, 2007 compared to 30.3% for the same period in 2006. The decrease in 2007 was primarily due to additional non-taxable income from tax-exempt loans and earnings on cash surrender value of life insurance, as well as a reduction in the Illinois state income tax apportionment factor due to the inclusion of Royal Palm in consolidated taxable income for 2007.
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
Financial Condition
June 30, 2007 Compared to December 31, 2006
Loan Portfolio. Total loans, including loans held for sale, increased $9.0 million, or .87%, to $1.04 billion as of June 30, 2007 from $1.03 billion as of December 31, 2006. The loans grew approximately $23.0 million at Heartland during the first six months of 2007, but this was offset by a combined net decrease in loans at the Company’s other subsidiaries primarily due to a softening of the commercial real estate market. At June 30, 2007 and December 31, 2006, the ratio of total loans to total deposits was 91.0% and 88.6%, respectively. For the same periods, total loans represented 74.6% and 72.6% of total assets, respectively.

     The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	June 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent

	(dollars in thousands)
Commercial and financial	$157,302	15.09%	$167,687	16.23%
Agricultural	55,569	5.33%	57,393	5.55%
Real estate — farmland	76,156	7.31%	72,999	7.06%
Real estate — construction	174,825	16.77%	152,553	14.76%
Real estate — commercial	176,834	16.97%	190,724	18.46%
Real estate — residential (1)	272,751	26.16%	267,237	25.86%
Installment loans to individuals	128,903	12.37%	124,723	12.08%

Total loans	1,042,340	100.00%	1,033,316	100.00%

Allowance for loan losses	11,413		10,613

Total loans, including loans held for sale, net of allowance for loan losses	$1,030,927		$1,022,703

(1)	Includes loans held for sale
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
Total nonperforming loans increased to $11.2 million as of June 30, 2007 from $6.4 million as of December 31, 2006, while total nonperforming loans and nonperforming other assets increased to $11.8 million as of June 30, 2007 from $6.8 million as of December 31, 2006. These increases were the result of several borrowers with commercial and construction real estate loans at Farmers and Royal Palm experiencing cash flow problems, causing those loans to exceed 90 days past due and to be placed on nonaccrual status. However, the Company believes the loans are adequately collateralized and will be repaid in full. The Company is closely monitoring these loans and has factored the non-performing status of the loans into its determination of the adequacy of the allowance for loan losses. The ratio of nonperforming loans to total loans increased to 1.07% as of June 30, 2007 from .62% as of December 31, 2006. The ratio of nonperforming loans and nonperforming other assets to total loans increased to 1.13% as of June 30, 2007 from .65% as of December 31, 2006.

The following table presents information regarding nonperforming assets at the dates indicated:

	June 30,	December 31,
	2007	2006

Nonaccrual loans
Commercial and financial	$998	$429
Agricultural	446	473
Real estate — farmland	348	12
Real estate — construction	1,426	1,147
Real estate — commercial	2,149	2,083
Real estate — residential	1,978	1,040
Installment loans to individuals	204	213

Total nonaccrual loans	7,549	5,397

Loans 90 days past due and still accruing	3,631	993
Restructured loans	—	4

Total nonperforming loans	11,180	6,394

Repossessed assets	578	361
Other assets acquired in satisfaction of debt previously contracted	—	—

Total nonperforming other assets	578	361

Total nonperforming loans and nonperforming other assets	$11,758	$6,755

Nonperforming loans to loans, before allowance for loan losses	1.07%	0.62%

Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	1.13%	0.65%

Allowance for Loan Losses. In originating loans, the Company recognizes that loan losses will be experienced and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. Management has established an allowance for loan loss which it believes is adequate to cover probable losses inherent in the loan portfolio. Loans are charged off against the allowance for loan losses when the loans are deemed to be uncollectible. Although the Company believes the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio, the amount of the allowance is based upon the judgment of management, and future adjustments may be necessary if economic or other conditions differ from the assumptions used by management in making the determinations.
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

The allowance for loan losses increased $800 thousand to $11.4 million as of June 30, 2007 from $10.6 million as of December 31, 2006. Provision for loan losses was $1.2 million and net charge-offs were $381 thousand for the six months ended June 30, 2007. The allowance for loan losses as a percent of total loans increased to 1.09% as of June 30, 2007 from 1.03% and December 31, 2006. As a percent of nonperforming loans, the allowance for loan losses decreased to 102.08% as of June 30, 2007 from 165.98% as of December 31, 2006.
     The following table presents for the periods indicated an analysis of the allowance for loan losses and other related data:

	As of and for	As of and for
	the Six Months	the Year Ended
	Ended June 30,	December 31,
	2007	2006

Average loans outstanding during year	$1,030,181	$907,671

Allowance for loan losses:
Balance at beginning of year	$10,613	$8,082

Loans charged-off:
Commercial and financial	58	1,833
Agricultural	53	85
Real estate — farmland	—	—
Real estate — construction	—	—
Real estate — commercial	—	139
Real estate — residential	19	139
Installment loans to individuals	388	1,129

Total charge-offs	518	3,325

Recoveries:
Commercial and financial	37	47
Agricultural	6	20
Real estate — farmland	—	—
Real estate — construction	1	1
Real estate — commercial	—	1
Real estate — residential	10	12
Installment loans to individuals	83	136

Total recoveries	137	217

Net charge-offs	381	3,108
Provision for loan losses	1,181	3,914
Purchased allowance	—	1,725

Balance at end of year	$11,413	$10,613

Allowance for loan losses as a percent of total loans outstanding at year end	1.09%	1.03%

Allowance for loan losses as a percent of total nonperforming loans	102.08%	165.98%

Ratio of net charge-offs to average total loans	0.04%	0.34%

Securities. The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality.

The Company has classified securities as both available-for-sale and held-to-maturity as of June 30, 2007. Available-for-sale securities are held with the option of their disposal in the foreseeable future to meet investment objectives, liquidity needs or other operational needs. Securities available-for-sale are carried at fair value. Held-to-maturity securities are those securities for which the Company has the positive intent and ability to hold until maturity, and are carried at historical cost adjusted for amortization of premiums and accretion of discounts.
As of June 30, 2007, the fair value of the available for-sale securities was $184.2 million and the amortized cost was $187.6 million for a net unrealized loss of $3.4 million. The after-tax effect of this unrealized loss was $2.1 million and has been included in stockholders’ equity. As of December 31, 2006, the fair value of the available-for-sale securities was $176.2 million and the amortized cost was $175.6 million for a net unrealized gain of $554 thousand, and an after-tax unrealized gain of $247 thousand. Fluctuations in net unrealized gains and losses on available-for-sale securities are due primarily to increases or decreases in prevailing interest rates for the types of securities held in the portfolio.
As of June 30, 2007, the amortized cost of held-to-maturity securities was $10.8 million, a decrease of $1.6 million from the December 31, 2006 amortized cost of $12.4 million.
Deposits. Total deposits decreased $45.8 million, or 3.9%, to $1.12 billion as of June 30, 2007 from $1.17 billion as of December 31, 2006. Noninterest-bearing deposits decreased $3.9 million, or 3.5%, to $107.2 million as of June 30, 2007 from $111.1 million as of December 31, 2006, while interest-bearing deposits decreased $41.9 million, or 4.0%, to $1.01 million as of June 30, 2007 from $1.06 million as of December 31, 2006. The decrease in total deposits was primarily attributable to a decrease of $24.5 million at MTSB, and $16.3 million at Royal Palm. At both of these banks, a decline in loans due to the sluggish economy and a reduction in the federal funds sold position allowed some higher-priced deposits to run off.
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
As of June 30, 2007, short-term borrowings were $57.4 million, an increase of $31.0 million from $26.3 million as of December 31, 2006, as the Company utilized borrowings to partially offset the decline in higher-priced deposits. Long-term borrowings were $55.7 million as of June 30, 2007, a decrease of $10.4 million from $66.0 million as of December 31, 2006 as the Company reduced its exposure to longer-term fundings. Junior subordinated debentures were $41.2 million as of both June 30, 2007 and December 31, 2006.
Included in long-term borrowings as of June 30, 2007 were long-term FHLB borrowings totaling $38.7 million, with maturities ranging from the years 2007 to 2016 and interest rates ranging from 4.09% to 5.50%. As of June 30, 2007, the correspondent bank revolving credit line totaled $1.9 million, and is due June 30, 2008, with interest payable quarterly at 1.5% below prime. The interest rate at June 30, 2007 was 6.75%. As of June 30, 2007, the correspondent bank term loan totaled $15 million, with principal payments of $375 thousand due quarterly beginning December 31, 2008 and the remaining balance due November 10, 2009. Interest on the term loan is payable quarterly at a fixed interest rate of 6.09%. As of June 30, 2007, subordinated debentures totaled $41.2 million with maturities in the years 2035 and 2036 (callable at the Company’s option in 2011 and 2015), and interest rates ranging from 6.10% to 7.17%.
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

The Company’s most liquid assets are cash and due from banks, interest-bearing demand deposits, and federal funds sold. The balances of these assets are dependent on the Company’s operating, investing, lending, and financing activities during any given period. As of June 30, 2007, cash and cash equivalents totaled $50.3 million, a decrease of $48.8 million from $99.1 million as of December 31, 2006. This decrease is primarily attributable to a reduction of the Company’s balances of interest-bearing demand deposits and federal funds sold in order to allow some of its higher-priced deposits to run off, as well as a partial paydown on the correspondent bank line of credit.
The Company’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayment, sales of loans, and capital funds. Additional liquidity is provided by bank lines of credit and term debt, repurchase agreements, junior subordinated debentures and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank.
Capital Resources. Other than the issuance of common stock, the Company’s primary source of capital is net income retained by the Company. During the six months ended June 30, 2007, the Company earned $4.2 million and paid dividends of $1.05 million to stockholders, resulting in a retention of current earnings of $3.2 million. During the year ended December 31, 2006, the Company earned $10.3 million and paid dividends of $1.9 million to stockholders, resulting in a retention of current earnings of $8.4 million. As of June 30, 2007, total stockholders’ equity was $101.0 million, an increase of $375 thousand from $100.7 million as of December 31, 2006. This increase was due to the retention of earnings for the first six months of 2007, offset by a reduction in accumulated other comprehensive income. The reduction in accumulated other comprehensive income was primarily due to the after-tax effect of the decline in market value of the Company’s available-for-sale securities.
The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of June 30, 2007, the Company exceeds these regulatory capital guidelines. Likewise, the individual ratios for each of the Company’s bank subsidiaries also exceed the regulatory guidelines.
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
There were the following issuer purchases of equity securities (i.e., the Company’s common stock) during the three months ended June 30, 2007:

			Total Number of Shares	Maximum Approximate
Second Quarter			Purchased as Part of	Dollar Value of Shares that
2007 Calendar	Total Number of	Average Price	Publicly Announced	May Yet Be Purchased Under
Month	Shares Purchased (1)	Paid per Share (1)	Plans or Programs (2)	the Plans or Programs (3)

April	0	n/a	0	$8,797,343
May	0	n/a	0	$8,797,343
June	25,000	$22.48	25,000	$8,235,443
Total	25,000	$22.48	25,000

(1)	The total number of shares purchased and the average price paid per share include, in addition to other purchases, shares purchased in the open market and through privately negotiated transactions by the Company’s 401(k) Profit Sharing Plan. For the months indicated, there were no shares purchased by the Plan.

(2)	Includes only shares subject to publicly announced stock repurchase program, i.e. the $10 million stock repurchase program approved by the Board on August 15, 2005 and announced on August 17, 2005 (the “2005 Repurchase Program”). Does not include shares purchased by the Company’s 401(k) Profit Sharing Plan.

(3)	Dollar amount of repurchase authority remaining at month-end under the 2005 Repurchase Program, the Company’s only publicly announced repurchase program in effect at such dates. The 2005 Repurchase Program is limited to 589,104 shares (10% of the number of outstanding shares on the date the Board approved the program, adjusted for the three-for-one stock split in June of 2006) but not to exceed $10 million in repurchases.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
On May 21, 2007, the Company held its Annual Meeting of Stockholders for the purposes of (1) electing the directors of the Company and (2) considering and acting upon ratification of the selection of the accounting firm of BKD, LLP as the independent auditors of the Company for the year ending December 31, 2007.

The stockholders elected the following individuals to serve as directors of the Company until the 2008 Annual Meeting of the Stockholders and until their respective successors are duly elected and qualified or until their respective earlier resignation or removal.

	For	Withheld

Michael J. Foster	5,041,305	71,237
William G. Keller, Jr.	5,011,305	101,237
Dennis M. Prock	5,041,305	71,237
Frank H. Musholt	5,011,305	101,237
Walter D. Stevenson, III	5,011,305	101,237
James W. Tracy	5,041,305	71,237
Dan S. Dugan	5,026,080	86,462
Ted T. Awerkamp	5,041,305	71,237
The stockholders ratified the selection of BKD, LLP as the Company’s auditors for the year ending December 31, 2007 by the following vote: 5,025,343, for; 5,250, against; and 81,950, abstentions. There were no broker non-votes.
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

Date: August 9, 2007	By:	/s/ Ted T. Awerkamp
Ted T. Awerkamp
President and Chief Executive Officer (principal executive officer)

Date: August 9, 2007	By:	/s/ Michael P. McGrath
Michael P. McGrath
Executive Vice President, Treasurer, Secretary and Chief Financial Officer (principal financial officer/ principal accounting officer)