Form 10-Q
period 2007-09-30
Mercantile Bancorp, Inc.
filed 2007-11-09
CIK 1289701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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
As of November 1, 2007 the number of outstanding shares of Common Stock, par value $0.4167 per share was 5,806,485.

MERCANTILE BANCORP, INC.
FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
MERCANTILE BANCORP, INC.
Consolidated Balance Sheets
(In thousands, except par value and share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)

Assets
Cash and due from banks	$31,344	$28,854
Interest-bearing demand deposits	21,068	29,188
Federal funds sold	23,196	41,105

Cash and cash equivalents	75,608	99,147

Available-for-sale securities	209,457	176,179
Held-to-maturity securities	14,437	12,400
Loans held for sale	2,880	1,660
Loans, net of allowance for loan losses of $13,184 and $10,613	1,165,982	1,021,043
Interest receivable	12,104	10,277
Foreclosed assets held for sale, net	2,212	291
Federal Home Loan Bank stock	7,508	5,699
Equity method investments in common stock	—	4,119
Cost method investments in common stock	7,408	3,190
Deferred income taxes	3,369	3,071
Mortgage servicing rights	1,018	994
Cash surrender value of life insurance	22,084	18,143
Premises and equipment	36,894	25,693
Goodwill	44,285	32,120
Core deposit and other intangibles	4,467	2,110
Other	7,841	6,691

Total assets	$1,617,554	$1,422,827

Liabilities and Stockholders’ Equity
Deposits
Demand	$121,736	$111,131
Savings, NOW and money market	420,703	349,250
Time	601,662	551,688
Brokered time	152,274	154,745

Total deposits	1,296,375	1,166,814

Short-term borrowings	39,731	26,338
Long-term debt	82,500	66,010
Junior subordinated debentures	61,858	41,239
Interest payable	6,058	6,039
Other	15,000	6,531

Total liabilities	1,501,706	1,312,971

Commitments and Contingent Liabilities	—	—

Minority Interest	9,761	9,198

Stockholders’ Equity
Common stock, $.42 par value; authorized 12,000,000 shares;
Issued — 5,924,790 shares at September 30, 2007 and December 31, 2006
Outstanding — 5,806,485 shares at September 30, 2007 and 5,831,745 shares at December 31, 2006	2,469	2,469
Additional paid-in capital	13,248	13,142
Retained earnings	92,589	86,648
Accumulated other comprehensive income (loss)	(26)	23

	108,280	102,282

Treasury stock, at cost
Common; 118,305 shares at September 30, 2007 and 93,045 shares at December 31, 2006	(2,193)	(1,624)

Total stockholders’ equity	106,087	100,658

Total liabilities and stockholders’ equity	$1,617,554	$1,422,827

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Interest and Dividend Income
Loans
Taxable	$20,932	$17,028	$60,392	$47,375
Tax exempt	246	231	760	644
Securities
Taxable	2,018	1,573	5,852	4,081
Tax exempt	452	444	1,296	1,333
Federal funds sold	275	164	1,010	216
Dividends on Federal Home Loan Bank stock	60	43	162	122
Deposits with financial institutions and other	210	247	689	517

Total interest and dividend income	24,193	19,730	70,161	54,288

Interest Expense
Deposits	11,436	8,647	32,723	22,956
Short-term borrowings	558	472	1,401	1,139
Long-term debt and junior subordinated debentures	1,663	1,236	4,688	2,504

Total interest expense	13,657	10,355	38,812	26,599

Net Interest Income	10,536	9,375	31,349	27,689

Provision for Loan Losses	677	857	1,858	2,260

Net Interest Income After Provision For Loan Losses	9,859	8,518	29,491	25,429

Noninterest Income
Fiduciary activities	589	493	1,734	1,472
Brokerage fees	329	249	1,091	870
Customer service fees	1,039	930	2,893	2,669
Other service charges and fees	164	126	519	460
Net loss on sales of assets	(2)	(4)	(3)	(16)
Net gains on loan sales	230	163	515	455
Net gains on sales of equity and cost method investments	2,309	1,469	2,309	1,469
Loan servicing fees	106	96	307	291
Gain (loss) on sales of foreclosed assets	(3)	1	(18)	(1)
Net increase in cash surrender value of life insurance	209	158	652	486
Income (loss) on equity method investments in common stock	2	47	(6)	230
Other	57	26	152	139

Total noninterest income	5,029	3,754	10,145	8,524

Noninterest Expense
Salaries and employee benefits	5,925	4,531	17,115	13,286
Net occupancy expense	732	506	2,009	1,429
Equipment expense	628	424	1,881	1,318
Deposit insurance premium	67	35	141	97
Professional fees	365	562	1,439	1,364
Postage and supplies	266	254	783	682
Amortization of mortgage servicing rights	35	33	97	190
Other	1,930	1,385	5,100	4,670

Total noninterest expense	9,948	7,730	28,565	23,036

Minority Interest	197	199	531	585

Income Before Income Taxes	4,743	4,343	10,540	10,332
Provision For Income Taxes	1,450	1,420	3,027	3,238

Net Income	$3,293	$2,923	$7,513	$7,094

Basic Earnings Per Share	$0.57	$0.50	$1.29	$1.21

Dividends Paid Per Share	$0.09	$0.08	$0.27	$0.24

Weighted Average Shares Outstanding	5,806,570	5,847,827	5,822,492	5,848,104

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Nine Months Ended September 30	2007	2006

Operating Activities
Net income	$7,513	$7,094
Items not requiring (providing) cash
Depreciation	1,507	1,110
Provision for loan losses	1,858	2,260
Amortization of premiums and discounts on securities	(17)	780
Amortization (accretion) of core deposit intangibles and other purchase accounting adjustments	(626)	184
Deferred income taxes	(1,619)	(415)
Net gains on loan sales	(515)	(455)
Loss on sale of premises and equipment	3	16
Net losses on sales of foreclosed assets	18	1
Amortization of mortgage servicing rights	97	190
Gain on sale of equity and cost method investments	(2,309)	(1,469)
Income (loss) on equity method investments in common stock	6	(230)
Federal Home Loan Bank stock dividends	—	(47)
Net increase in cash surrender value of life insurance	(652)	(486)
Minority interest in earnings of subsidiaries	531	585
Changes in
Loans originated for sale	(33,738)	(29,009)
Proceeds from sales of loans	32,858	30,059
Interest receivable	(949)	(1,899)
Other assets	(906)	(1,903)
Interest payable	(589)	2,145
Other liabilities	8,750	1,215

Net cash provided by operating activities	11,221	9,726

Investing Activities
Cash paid in acquisition of HNB Financial, net of cash received	(24,771)	—
Cash paid in acquisition of Royal Palm	(5)	—
Purchases of available-for-sale securities	(32,627)	(96,396)
Proceeds from maturities of available-for-sale securities	26,863	64,678
Proceeds from maturities of held-to-maturity securities	2,453	2,560
Proceeds from sales of equity and cost method investments	6,791	1,347
Net change in loans	(33,210)	(51,994)
Purchases of premises and equipment	(7,345)	(2,113)
Proceeds from sales of premises and equipment	29	42
Proceeds from the sales of foreclosed assets	162	280
Purchase of Federal Home Loan Bank stock	(483)	(839)
Proceeds from sales of Federal Home Loan Bank stock	449	377
Purchase of cost method investments	(4,218)	(1,266)

Net cash used in investing activities	(65,912)	(83,324)

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	10,218	9,072
Net increase (decrease) in time and brokered time deposits	(9,582)	40,894
Net increase (decrease) in short-term borrowings	12,504	(11,132)
Proceeds from long-term debt and subordinated debentures	46,269	43,129
Payments on long-term debt and subordinated debentures	(26,160)	(9,150)
Proceeds from issuance of stock to minority interest of Mid-America	62	1,277
Purchase of intangible asset	(18)	—
Repurchase of common stock	(569)	(55)
Dividends paid	(1,572)	(1,403)

Net cash provided by financing activities	31,152	72,632

Decrease In Cash and Cash Equivalents	(23,539)	(966)
Cash and Cash Equivalents, Beginning of Period	99,147	44,154

Cash and Cash Equivalents, End of Period	$75,608	$43,188

Supplemental Cash Flows Information
Interest paid	$38,793	$24,454
Income taxes paid, net of refunds	$2,143	$3,510
Real estate acquired in settlement of loans	$1,941	$378
Available-for sale securities received from sale of equity and cost method investments	$234	$4,032
Increase in additional paid-in capital due to issuance of stock to minority interest of Mid-America	$65	$220
Decrease in core deposit intangibles from sale of equity method investment	$535	$702
See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands)
1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements include the accounts of Mercantile Bancorp, Inc. (the “Company”) and its wholly and majority owned subsidiaries, Mercantile Trust & Savings Bank, Perry State Bank, Farmers State Bank of Northern Missouri, Marine Bank and Trust (formerly Marine Trust Company of Carthage), Brown County State Bank, Royal Palm Bancorp, Inc. (the sole shareholder of Royal Palm Bank), HNB Financial Services, Inc. (the sole shareholder of HNB National Bank) and Mid-America Bancorp, Inc. (the sole shareholder of Heartland Bank), (“Banks”). All material intercompany accounts and transactions have been eliminated in the consolidated report of the Company.
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s consolidated financial position at September 30, 2007 and the Company’s consolidated results of operations and cash flows for the nine months ended September 30, 2007 and 2006. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 2006 year-end consolidated balance sheet data was derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.
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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining any liability reserves for losses. Commitments to extend credit totaled $1,233,195 at September 30, 2007 and $442,000 at December 31, 2006.
Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $14,611,000 at September 30, 2007 and $10,457,000 at December 31, 2006. At September 30, 2007, the outstanding standby letters of credit had a weighted average term of approximately one year. As of September 30, 2007 and December 31, 2006, no liability for the fair value of the Company’s potential obligations under these guarantees has been recorded since the amount is deemed immaterial.
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
The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for loan losses relating to impaired loans is based on the loan’s observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan’s effective interest rate.
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

6. ACQUISITION
On September 7, 2007, the Company completed the acquisition of 100% of the outstanding common stock of HNB Financial Services, Inc. (“HNB Financial”), the sole shareholder of HNB National Bank (“HNB”), located in Hannibal, Missouri. The results of HNB Financial’s operations have been included in the consolidated financial statements since that date. The aggregate purchase price was $31,281,009 (includes $845,143 of direct costs of the acquisition).
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date the Company acquired HNB Financial:

Cash and cash equivalents	$6,510
Available-for-sale securities	27,393
Held-to-maturity securities	4,500
Loans, net of allowance for loan losses of $1,482	115,103
Interest receivable	878
Federal Home Loan Bank stock	1,775
Deferred income taxes	(537)
Premises and equipment	5,377
Core deposit intangibles	3,104
Goodwill	12,160
Other assets	3,759

Total assets acquired	180,022

Deposits	129,390
Short-term borrowings	889
Long-term debt	17,000
Interest payable	608
Other liabilities	854

Total liabilities assumed	148,741

Net assets acquired	$31,281

The Company is currently performing a core deposit intangible study. The results of this study are not yet available. However, the Company has recorded an estimate of $3,077,850 as core deposit intangible until the study is complete. The core deposit intangible is being amortized over 10 years and will be adjusted when final numbers are available. The Company is also in the process of determining the purchase accounting adjustments related to the fair market value of loans, certificates of deposits, debt, mortgage servicing rights and certain fixed assets. The Company expects to adjust the related accounts by December 31, 2007. The goodwill of $12,160,145 was assigned entirely to the banking segment of the business. None of the goodwill is expected to be deductible for tax purposes.
HNB has contracts with a data processing vendor to provide core banking application processing through December, 2010, and with another vendor to provide Internet banking services through March, 2011. Both contracts have early termination clauses with penalties for cancellation prior to the expiration date. The core bank processing contract provides that HNB will pay a fee equal to 60% of the average monthly billing during the three-month period prior to termination multiplied by the number of months remaining from the termination date to the contractual expiration date. The Internet banking contract provides that HNB will pay a fee equal to 80% of the average monthly billing during the four-month period prior to termination multiplied by the number of months remaining from the termination date to the contractual expiration date. HNB’s current monthly fees are approximately $31,000 for core bank processing and $5,000 for Internet banking. The Company is exploring alternatives for HNB’s data processing services, and has not finalized a plan to convert HNB to the Company’s processing systems. If a decision is made to terminate HNB’s existing contracts prior to their expiration dates, and the conversion to the Company’s systems is accomplished within one year of the acquisition date, any early termination penalties incurred by HNB will result in an increase to the amount recorded as goodwill. If the conversion occurs one year or more after the acquisition date, HNB’s early termination penalties will be recorded as expense in the period the conversion takes place.

HNB Financial’s results of operations have been reflected in the Company’s consolidated statements of income beginning as of the acquisition date. The following pro forma disclosures, including the effect of the purchase accounting adjustments, depict the results of operations as though the merger had taken place at the beginning of each period.

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Net interest income	$35,088	$31,829	$11,836	$10,773
Net income	$8,083	$8,073	$3,434	$3,226
Basic earnings per share	$1.39	$1.38	$0.59	$0.55
7. SALE OF EQUITY METHOD INVESTMENT
On September 27, 2007, the Company completed the sale of its 36.4% equity position in New Frontier Bancshares, Inc. (“New Frontier”) of St. Charles, Missouri, for approximately $6.8 million. New Frontier repurchased 32,647 shares of its common stock, valued at $208 per share, and paid the Company in cash. The Company had made incremental investments in New Frontier since 2000 totaling approximately $4.7 million, net of amortization of core deposit intangibles, at an average cost of approximately $144 per share. The Company has recorded a gain on the sale of approximately $2.1 million in third quarter 2007, which equates to an annualized return on investment of about 7.6 percent.
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
On August 30, 2007, the Company participated in a private placement of $20 million of initially fixed and then floating interest rate trust preferred securities, through a newly formed Delaware trust subsidiary, Mercantile Bancorp Capital Trust IV (the “Trust”). The trust preferred securities, as well as the underlying junior subordinated debt securities issued by the Company to the Trust mature in 2037, but may be redeemed at the Company’s option quarterly, beginning in October 2017. The Trust bears interest at the fixed rate of 6.84% until October 2017, at which time interest will convert to floating at three month LIBOR plus 1.58%. The Trust simultaneously issued $619,000 of the Trust’s common shares to the Company. The Company used the proceeds from the sale of the securities to finance a portion of the acquisition of HNB Financial, which was completed on September 7, 2007.
On September 7, 2007, in connection with the acquisition of HNB Financial, the Company amended its loan agreement with US Bank, N.A. and entered into two additional term loan agreements. Each term loan is for $5,000,000 and calls for principal payments of $125,000 each due December 31, 2009, March 31, 2010 and June 30, 2010 with the remaining balance due on August 31, 2010. One loan bears interest at a fixed rate of 6.13%, and cannot be repaid at any time prior to maturity without US Bank’s consent and without penalty. The other loan bears interest at a fixed rate of 6.27%, and may be repaid at any time without US Bank’s consent and without penalty.

9. COMPREHENSIVE INCOME
Comprehensive income components and related taxes were as follows:

	For the Three Months
	Ended September 30,
	2007	2006

Net income	$3,293	$2,923

Other comprehensive income:
Unrealized appreciation on available-for-sale securities:
Unrealized appreciation on available-for-sale securities, net of tax expense of $1,552 for 2007 and $736 for 2006	2,205	1,192

Net change in unrealized appreciation on available-for-sale securities, net of tax expense of $1,552 for 2007 and $736 for 2006	2,205	1,192

Accumulated other comprehensive income of equity method investee	57	42

Unrealized gain on interest rate swaps:
Unrealized holding gain, net of tax expense of $0 for 2007 and $(9) for 2006	—	1
Less reclassification adjustment to interest expense, net of tax expense (benefit) of $0 for 2007 and $(34) for 2006	—	(56)

Net change in unrealized gain on interest rate swaps, net of tax expense of $0 for 2007 and $34 for 2006	—	57

Total other comprehensive income, net of tax	2,262	1,291

Comprehensive income	$5,555	$4,214

	For the Nine Months
	Ended September 30,
	2007	2006

Net income	$7,513	$7,094

Other comprehensive income (loss):
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $(74) for 2007and $213 for 2006	(77)	298

Net change in unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $(74) for 2007 and $213 for 2006	(77)	298

Accumulated other comprehensive income (loss) of equity method investee	28	5

Unrealized gains (losses) on interest rate swaps:
Unrealized holding gains (losses), net of tax expense (benefit) of $0 for 2007 and $(11) for 2006	—	(21)
Less reclassification adjustment to interest income (expense), net of tax expense (benefit) of $0 for 2007 and $(92) for 2006	—	(138)

Net change in unrealized gain (loss) on interest rate swaps, net of tax expense (benefit) of $0 for 2007 and $72 for 2006	—	117

Total other comprehensive loss, net of tax	(49)	420

Comprehensive income	$7,464	$7,514

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
General
Mercantile Bancorp, Inc. is an eight-bank holding company headquartered in Quincy, Illinois with 30 banking facilities (27 full service offices, 1 stand-alone drive-up facility and 2 mortgage banking facilities) serving 22 communities located throughout west-central Illinois, northern Missouri, eastern Kansas and southwestern Florida. The Company is focused on meeting the financial needs of its markets by offering competitive financial products, services and technologies. It is engaged in retail, commercial and agricultural banking, and its core products include loans, deposits, trust and investment management. The Company derives substantially all of its net income from its subsidiary banks.
As of September 30, 2007, the Company was the sole shareholder of the following banking subsidiaries:
▪	Mercantile Trust & Savings Bank (“MTSB”), located in Quincy, Illinois;

▪	Marine Bank & Trust (“Marine Bank”), located in Carthage, Illinois;

▪	Perry State Bank (“Perry”), located in Perry, Missouri;

▪	Brown County State Bank (“Brown County”), located in Mt. Sterling, Illinois;

▪	Farmers State Bank of Northern Missouri (“Farmers”), located in Savannah, Missouri;

▪	Royal Palm Bancorp, Inc. (“Royal Palm”), the sole shareholder of Royal Palm Bank of Florida (“Royal Palm Bank”), located in Naples, Florida; and

▪	HNB Financial Services, Inc. (“HNB Financial”), the sole shareholder of HNB Bank (“HNB”), located in Hannibal, Missouri.
On September 7, 2007, the Company completed the acquisition of 100% of the outstanding common stock of HNB Financial in a cash transaction valued at $31.3 million (including direct costs of the acquisition). HNB Financial has five locations in northeast Missouri. At the date of acquisition, HNB Financial had total assets of $180.0 million, loans of $116.6 million and deposits of $129.4 million.
As of September 30, 2007, the Company was the majority, but not sole, shareholder of Mid-America Bancorp, Inc. (“Mid-America”), the sole shareholder of Heartland Bank (“Heartland”), located in Leawood, Kansas, in which the Company owns 52.6% of the outstanding voting stock. During the third quarter of 2007, Mid-America issued 175 shares of its common stock to minority shareholders, resulting in the Company’s percentage ownership of Mid-America decreasing to 52.6% as of September 30, 2007 from 52.7% as of June 30, 2007.
On October 31, 2007, the Company purchased an additional 3,000 shares of Mid-America’s outstanding common stock, at a cost of $203.85 per share, from several minority shareholders. This purchase increased the Company’s holdings of Mid-America stock to 84,600 shares, and its percentage ownership to approximately 54.5%.
In addition, as of September 30, 2007, the Company had less than majority ownership interests in several additional banking organizations located in the Midwest, Southeast and West. Specifically, the Company owned the following percentages of the outstanding voting stock of these banking entities:
▪	5.0% of Integrity Bank (“Integrity”), located in Jupiter, Florida;

▪	1.5% of Premier Bancshares, Inc. (“Premier”), the sole shareholder of Premier Bank, located in Jefferson City, Missouri;

▪	5.0% of Premier Community Bank of the Emerald Coast (“Premier Community”), located in Crestview, Florida;

▪	4.1% of Paragon National Bank (“Paragon”), located in Memphis, Tennessee;

▪	0.1% of Integrity Bancshares, Inc. (“Integrity Bancshares”), the sole shareholder of Integrity Bank, located in Alpharetta, Georgia;

▪	1.3% of Enterprise Financial Services Corp. (“Enterprise”), the sole shareholder of Enterprise Bank & Trust, located in Clayton, Missouri;

▪	0.5% of First Charter Corporation (“First Charter”), located in Charlotte, North Carolina;

▪	4.4% of Solera National Bancorp, Inc. (“Solera”), the sole shareholder of Solera National Bank, located in Lakewood, Colorado;

▪	5.0% of Manhattan Bancorp, Inc. (“Manhattan”), the sole shareholder of Bank of Manhattan, located in Los Angeles, California; and

▪	5.0% of Brookhaven Bank (“Brookhaven”), located in Atlanta, Georgia.
On July 5, 2007, a partial distribution was made of the Enterprise shares that had been held in escrow since July 5, 2006, the date that Enterprise acquired the outstanding common stock of NorthStar Bancshares, Inc. (including the Company’s 19.6% equity interest) in a stock and cash transaction. Of the total Enterprise shares exchanged for NorthStar shares in that transaction, a portion was placed in escrow in July 2006 as a reserve against potential losses incurred by Enterprise resulting from certain NorthStar loans, and another portion was placed in escrow as a reserve against breach of contract by NorthStar. The termination date for any claims against the escrow for loan losses was July 5, 2007, and at that date any shares not liquidated to resolve loan losses were distributed to the former NorthStar stockholders. The Company’s portion of the July 5, 2007 distribution was 9,503 shares of Enterprise with a market value of $24.64 per share at that date, resulting in the Company recording a gain on sale of assets of approximately $234 thousand in the third quarter of 2007. The termination date for any claims against the escrow for breach of contract was October 5, 2007, and at that date any shares not liquidated to resolve breach of contract issues were distributed to the former NorthStar stockholders. The Company’s portion of the October 5, 2007 distribution was 18,615 shares of Enterprise with a market value of $24.99 per share at that date, resulting in the Company recording a gain on sale of assets of approximately $465 thousand in the fourth quarter of 2007.
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
On July 18, 2007, the Company purchased 149,700 shares, representing a 4.99 percent interest, of the outstanding common stock of Manhattan, at a cost of $1,497,000. Los Angeles-based Manhattan is a bank holding company that is the parent of Bank of Manhattan, a community bank serving the banking needs of the South Bay section of Los Angeles County, California, the largest county by population in the nation. Bank of Manhattan opened for business in August of 2007. Manhattan stock is publicly traded on the Over-the-Counter Bulletin Board under the symbol “MNHN”.
On July 19, 2007, the Company purchased 112,275 shares, representing a 4.99 percent interest, of the outstanding common stock of Brookhaven, at a cost of $1,122,750. Headquartered in Atlanta, Georgia, Brookhaven is a state-chartered community bank serving the banking needs of DeKalb County, Georgia, a fast-growing and affluent section of the greater Atlanta metroplex, and opened for business in August of 2007. This purchase has been recorded as a cost method investment of the Company.
On August 22, 2007, the Company announced that the acquisition of First Charter by Fifth Third Bancorp will have a positive financial impact. The Company owns 164,012 shares of First Charter, received from the sale of its stake in GBC Bancorp, Inc. in November 2006, when First Charter acquired GBC. Based on the terms disclosed by Fifth Third and First Charter, shareholders will receive $31 per share. Upon consummation, this is projected to generate a gain of approximately $1.1 million for the Company on its $4.0 million First Charter investment. Fifth Third has announced it will pay First Charter shareholders using 70% Fifth Third common stock and 30% cash. Fifth Third reports that it expects the sale to close in the first quarter of 2008.
On August 30, 2007, the Company participated in a private placement of $20 million of initially fixed and then floating interest rate trust preferred securities, through a newly formed Delaware trust subsidiary, Mercantile Bancorp Capital Trust IV (the “Trust”). The trust preferred securities, as well as the underlying junior subordinated debt securities issued by the Company to the Trust mature in 2037, but may be redeemed at the Company’s option quarterly, beginning in October 2017. The Trust bears interest at the fixed rate of 6.84% until October 2017, at which time interest will convert to floating at three month LIBOR plus 1.58%. The Trust simultaneously issued $619,000 of the Trust’s common shares to the Company. The Company used the proceeds from the sale of the securities to finance a portion of the acquisition of HNB Financial, which was completed on September 7, 2007.

On September 7, 2007, the Company amended its loan agreement with U.S. Bank National Association (“US Bank”). Pursuant to the amendment, the Company entered into two additional term loans from US Bank, each in the principal amount of $5 million. One loan bears interest at a fixed rate of 6.13%, and cannot be repaid prior to maturity without US Bank’s consent and without penalty. The other loan bears interest at a fixed rate of 6.27%, and may be repaid at any time without penalty. Each loan requires quarterly principal payments of $125,000 beginning in December 2009, with the balance due in full on August 31, 2010. The proceeds were used as part of the purchase price for the Company’s acquisition of HNB Financial.
On September 27, 2007, the Company completed the sale of its 36.4% equity position in New Frontier Bancshares, Inc. (“New Frontier”) of St. Charles, Missouri, for approximately $6.8 million. New Frontier repurchased 32,647 shares of its common stock, valued at $208 per share, and paid the Company in cash. The Company had made incremental investments in New Frontier since 2000 totaling approximately $4.7 million, net of amortization of core deposit intangibles, at an average cost of approximately $144 per share. The Company has recorded a gain on the sale of approximately $2.1 million in third quarter 2007, which equates to an annualized return on investment of about 7.6 percent.
On October 16, 2007, the Company announced plans to merge Farmers into MTSB. Farmers, wholly owned by the Company since 1999, will operate as market branches of MTSB in Farmers’ current locations of Savannah and St. Joseph, Missouri. The Company expects the merger to generate operational and technological efficiencies, and to further leverage the successes achieved in expanding trust and wealth management services by both banks. The merger is subject to regulatory approval and anticipated to be effective early in the second quarter of 2008.

Results of Operations
Comparison of Operating Results for the Three months Ended September 30, 2007 and 2006
Overview. Net income for the three months ended September 30, 2007 was $3.3 million, an increase of $370 thousand, or 12.7%, compared with $2.9 million for the same period in 2006. The primary factors contributing to the increase in net income were an increase in net interest income of $1.2 million, an increase in noninterest income of $1.3 million and a decrease in provision for loan losses of $180 thousand, largely offset by an increase in noninterest expense of $2.2 million and a slight increase in provision for income taxes of $30 thousand. Basic earnings per share (EPS) for the three months ended September 30, 2007 were $.57 compared with $.50 for the same period in 2006.
Total assets at September 30, 2007 were $1.62 billion compared with $1.42 billion at December 31, 2006, an increase of $195 million or 13.7% primarily attributable to increases in investment securities and loans, partially offset by a decrease in cash and cash equivalents. Total loans, including loans held for sale, at September 30, 2007 were $1.18 billion compared with $1.03 billion at December 31, 2006, an increase of $149 million or 14.4%. Total deposits at September 30, 2007 were $1.30 billion compared with $1.17 billion at December 31, 2006, an increase of $130 million or 11.1%. Total stockholders’ equity at September 30, 2007 was $106.1 million compared with $100.7 million at December 31, 2006, an increase of $5.4 million or 5.4%.
The Company’s annualized return on average assets was .89% for the three months ended September 30, 2007, compared with .95% for the same period in 2006. The annualized return on average stockholders’ equity was 12.7% for the three months ended September 30, 2007, compared to 12.0% for the same period in 2006.
Net Interest Income. For the three months ended September 30, 2007, net interest income increased $1.2 million, or 12.4%, to $10.5 million compared with $9.4 million for the same period in 2006. The increase was primarily due to the increased volume of federal funds sold and investment securities, as well as the increased volumes and rates on loans, partially offset by increased volume of time and brokered time deposits, money market deposits, long-term borrowings, and junior subordinated debentures, as well as increased rates on all categories of interest-bearing liabilities. For the three months ended September 30, 2007 and 2006, the net interest margin decreased by 12 basis points to 3.18% from 3.30% while the net interest spread remained at 2.86% for the third quarters of 2006 and 2007.
Interest and dividend income for the three months ended September 30, 2007 increased $4.5 million, or 22.6%, to $24.2 million compared with $19.7 million for the same period in 2006. This increase was due primarily to an increase in loan interest income of $3.9 million. Average total loans for the three months ended September 30, 2007 increased $165 million, or 18.1%, to $1.08 billion compared with $912 million for the same period in 2006, while the average yield on total loans increased 29 basis points to 7.86% from 7.57% for the same period. Average total investments for the three months ended September 30, 2007 increased $25 million, or 14%, to $204.7 million compared with $179.7 million for the same period in 2006, while the average yield on investments increased 34 basis points to 4.83% from 4.49% for the same period. For the three months ended September 30, 2007, compared to the same period in 2006, the yield on total average earning assets increased by 36 basis points to 7.30% from 6.94%.
Interest expense for the three months ended September 30, 2007 increased $3.3 million, or 31.9%, to $13.7 million compared with $10.4 million for the same period in 2006. This increase was due primarily to increases in interest expense on deposits of $2.8 million and interest expense on long-term debt and junior subordinated debentures of $427 thousand. Average total interest-bearing deposits for the three months ended September 30, 2007 increased $181 million, or 20.3%, to $1.08 billion compared with $894 million for the same period in 2006, while the average cost of funds on total interest-bearing deposits increased 38 basis points to 4.25% from 3.87% for the same period. Average total long-term debt and junior subordinated debentures for the three months ended September 30, 2007 increased $28.3 million, or 33.3%, to $113.2 million compared with $84.9 million for the same period in 2006, primarily due to the issuance of term debt and junior subordinated debentures as financing for the Royal Palm acquisition in November 2006 and the HNB Financial acquisition in September 2007, while the average cost of funds on long-term debt and junior subordinated debentures increased 6 basis points to 5.88% from 5.82% for the same period. For the three months ended September 30, 2007, compared to the same period in 2006, the cost of funds on total average interest-bearing liabilities increased by 36 basis points to 4.44% from 4.08%.

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

	For the three months ended September 30
	2007			2006
		Income/			Income/
	Average Balance	Expense	Yield/Rate	Average Balance	Expense	Yield/Rate

			(dollars in thousands)
Assets
Interest-bearing demand deposits and other	$15,898	$210	5.28%	$27,001	$247	3.66%
Federal funds sold	21,367	275	5.15%	12,800	164	5.13%
Securities:
Taxable
U.S. treasuries and government agencies	28,806	368	5.11%	25,419	311	4.89%
Mortgage-backed securities	41,728	540	5.18%	40,539	505	4.98%
Other securities	84,670	1,110	5.24%	65,136	757	4.65%

Total taxable	155,204	2,018	5.20%	131,094	1,573	4.80%
Non-taxable — State and political subdivision (3)	49,520	452	3.65%	48,556	444	3.66%
Loans (net of unearned discount) (1)(2)	1,077,182	21,178	7.86%	911,811	17,259	7.57%
Federal Home Loan Bank stock	6,430	60	3.73%	5,845	43	2.94%

Total interest-earning assets (1)	1,325,601	$24,193	7.30%	1,137,107	$19,730	6.94%

Cash and due from banks	25,165			24,285
Interest receivable	10,814			9,198
Foreclosed assets held for sale, net	1,450			445
Equity method investments in common stock	2,775			4,088
Cost method investments in common stock	7,379			3,538
Cash surrender value of life insurance	19,766			16,332
Premises and equipment	30,990			18,759
Other	12,337			11,565
Goodwill	32,787			1,985
Intangible assets	5,861			5,693
Allowance for loan losses	(11,993)			(8,834)

Total assets	$1,462,932			$1,224,161

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$111,297	$455	1.64%	$102,542	$352	1.37%
Savings deposits	76,002	508	2.67%	54,701	246	1.80%
Money-market deposits	200,184	1,993	3.98%	126,696	1,086	3.43%
Time and brokered time deposits	687,722	8,480	4.93%	609,804	6,963	4.57%
Short-term borrowings	42,897	558	5.20%	36,339	472	5.20%
Long-term borrowings	65,053	818	5.03%	43,670	593	5.43%
Junior subordinated debentures	48,112	845	7.03%	41,239	643	6.24%

Total interest-bearing liabilities	1,231,267	$13,657	4.44%	1,014,991	$10,355	4.08%

Demand deposits	104,646			92,753
Interest payable	5,781			5,001
Other liabilities	7,794			5,588
Minority interest	9,634			9,041
Stockholders’ equity	103,810			96,787

Total liabilities and stockholders’ equity	$1,462,932			$1,224,161

	For the three months ended September 30
	2007			2006
		Income/			Income/
	Average Balance	Expense	Yield/Rate	Average Balance	Expense	Yield/Rate
			(dollars in thousands)
Interest spread			2.86%			2.86%
Net interest income		$10,536			$9,375
Net interest margin			3.18%			3.30%
Interest-earning assets to interest-bearing liabilities	107.66%			112.03%

(1)	Non-accrual loans have been included in average loans, net of unearned discount

(2)	Includes loans held for sale

(3)	The tax exempt income for state and political subdivisions in not recorded on a tax equivalent basis.
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

	For the three months ended September 30,
	2007 vs. 2006
	Increase (Decrease) Due to
	Change in
	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Interest-bearing bank deposits	$(123)	$86	$(37)
Federal funds sold	110	1	111
Investment securities:
U.S. Treasuries and Agencies	43	14	57
Mortgage-backed securities	15	20	35
States and political subdivision (1)	9	(1)	8
Other securities	247	106	353
Loans (net of unearned discounts)	3,230	689	3,919
Federal Home Loan Bank stock	5	12	17

Change in interest income (1)	3,536	927	4,463

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	32	71	103
Savings deposits	117	145	262
Money-market deposits	709	198	907
Time and brokered time deposits	933	583	1,516
Short-term borrowings	85	1	86
Long-term debt and junior subordinated debentures	416	12	428

Change in interest expense	2,292	1,010	3,302

Increase (decrease) in net interest income (1)	$1,244	$(83)	$1,161

(1)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.
Provision for Loan Losses. Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the three months ended September 30, 2007, the provision decreased by $180 thousand to $677 thousand, compared with $857 thousand for the same period in 2006. The reduction in expense was primarily due to a decrease in loan balances at MTSB as of September 2007 compared to September 2006, and offset by an increase of $101 thousand in net charge-offs in the third quarter of 2007 to $388 thousand compared with $287 thousand for the same period in 2006. The allowance for loan losses at September 30, 2007 was $13.2 million, or 1.12% of total loans, an increase of $2.6 million from $10.6 million or 1.03% of total loans at December 31, 2006. The increase in the allowance for loan losses as of September 30, 2007 was primarily due to the increase in non-performing loans to $14.5 million, or 1.23% of total loans as of September 30, 2007, compared with $6.4 million, or .62% of total loans as of December 31,2006.

Noninterest Income. Noninterest income for the three months ended September 30, 2007 increased $1.3 million to $5.0 million compared with $3.8 million for the same period in 2006. The increase in noninterest income was primarily due to increases in net gains on sales of equity and cost method investments, fiduciary activities, brokerage fees and customer service fees, partially offset by a decrease in income on equity method investments in common stock.
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
	September 30
	(dollars in thousands)
	2007	2006
Fiduciary activities	$589	$493
Brokerage fees	329	249
Customer service fees	1,039	930
Other service charges and fees	164	126
Net losses on sales of fixed assets	(2)	(4)
Net gains on loan sales	230	163
Net gains on sale of equity and cost method investments	2,309	1,469
Loan servicing fees	106	96
Net gains (losses) on sales of foreclosed assets	(3)	1
Net increase in cash surrender value of life insurance	209	158
Income on equity method investments in common stock	2	47
Other	57	26

Total noninterest income	$5,029	$3,754

Fiduciary activities for the three months ended September 30, 2007 increased $96 thousand to $589 thousand compared with $493 thousand for the same period in 2006, primarily due to an increase in trust assets under management.
Brokerage fees for the three months ended September 30, 2007 increased $80 thousand to $329 thousand compared with $249 thousand for the same period in 2006, primarily due to the retail brokerage operation established at Heartland in the fourth quarter of 2006.
Customer service fees for the three months ended September 30, 2007 increased $109 thousand to $1.0 million compared with $930 thousand for the same period in 2006, primarily due to increased overdraft fees and expansion of the number of accounts that generate transaction fees.
Net gains on sale of equity and cost method investments in common stock for the three months ended September 30, 2007 increased $840 thousand to $2.3 million from $1.5 million for the same period in 2006 due to the September 2007 sale of the Company’s investment in New Frontier Bancshares, Inc., and the July 2007 receipt of additional proceeds related to the Company’s 2006 sale of its investment in NorthStar Bancshares, Inc. The Company recognized a gain of $2.1 million on the sale of New Frontier, and received additional shares of Enterprise Financial Services, Inc. stock, valued at $234 thousand, which had been held in escrow as a reserve against possible loan losses since the sale of NorthStar in July 2006. The gain recognized in July 2006 on the NorthStar sale was $1.5 million.
Income on equity method investments in common stock for the three months ended September 30, 2007 decreased $45 thousand to $2 thousand compared with $47 thousand for the same period in 2006, due to the July 2006 sale of one of the Company’s equity method investments, NorthStar Bancshares, Inc., which removed the Company’s proportionate share of the earnings of NorthStar for 2007. The Company’s remaining equity method investment, New Frontier, experienced declining earnings in 2007 as a result of increased overhead expenses related to a new branch opening in the fourth quarter of 2006. On September 27, 2007, the Company sold its investment in New Frontier.
Noninterest Expense. For the three months ended September 30, 2007, noninterest expense increased $2.2 million, or 28.7%, to $9.9 million compared with $7.7 million for the same period in 2006, primarily due to increases in salaries and employee benefits, net occupancy expense, equipment expense, and other noninterest expense, partially offset by a decrease in professional fees.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended
	September 30
	(dollars in thousands)
	2007	2006
Salaries and employee benefits	$5,925	$4,531
Net occupancy expense	732	506
Equipment expense	628	424
Deposit insurance premium	67	35
Professional fees	365	562
Postage and supplies	266	254
Amortization of mortgage servicing rights	35	33
Other	1,930	1,385

Total noninterest expense	$9,948	$7,730

Salaries and employee benefits increased $1.4 million, or 30.8%, for the three months ended September 30, 2007 to $5.9 million, from $4.5 million for the same period in 2006. Approximately $853 thousand of this increase was attributable to the November 2006 acquisition of Royal Palm and the September 2007 acquisition of HNB Financial. Heartland’s growth, including the opening of two new branches in 2006, resulted in the addition of twelve full-time equivalent employees, and an increase of approximately $205 thousand in salaries and employee benefits for the third quarter of 2007 at that subsidiary. The increase also reflected changes in the Company’s senior management that occurred during the first quarter of 2007. The remainder of the increase was due primarily to cost-of-living increases in salaries and employee benefits. As a percent of average assets, annualized salaries and employee benefits increased to 1.61% for the three months ended September 30, 2007, compared to 1.47% for the same period in 2006. The Company had 444 full-time equivalent employees at September 30, 2007 compared to 334 at September 30, 2006, an increase of 110 full-time equivalent employees, primarily due to the acquisitions of Royal Palm and HNB Financial, and the new branches at Heartland.
Net occupancy expense increased $226 thousand, or 44.7%, for the three months ended September 30, 2007 to $732 thousand, from $506 thousand for the same period in 2006, due primarily to the November 2006 acquisition of Royal Palm and HNB Financial, which generated approximately $151 thousand and $39 thousand, respectively, of net occupancy expense in the third quarter of 2007.
Equipment expense increased $204 thousand or 48.1% for the three months ended September 30, 2007 to $628 thousand, from $424 thousand for the same period in 2006, due primarily to the November 2006 acquisition of Royal Palm and HNB Financial, which generated approximately $77 thousand and $33 thousand, respectively, of equipment expense in the third quarter of 2007, and approximately $56 thousand of expense related to the two new branches opened at Heartland in 2006 and equipment upgrades done following the 2006 consolidations of the Company’s Illinois affiliates from six separately chartered banks to three.
Other noninterest expense increased $545 thousand, or 39.4%, for the three months ended September 30, 2007 to $1.9 million, from $1.4 million for the same period in 2006, due primarily to $389 thousand of additional expense in the third quarter of 2007 as a result of the November 2006 Royal Palm acquisition, and $130 thousand as a result of the September 2007 HNB Financial acquisition.
Provision for Income Taxes. The effective tax rate was 30.6% for the three-month period ended September 30, 2007 compared to 32.7% for the same period in 2006. The decrease in 2007 was primarily due to additional non-taxable income from tax-exempt loans and earnings on cash surrender value of life insurance, as well as a reduction in the Illinois state income tax apportionment factor due to the inclusion of Royal Palm in consolidated taxable income for 2007.

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
Results of Operations
Comparison of Operating Results for the Nine months Ended September 30, 2007 and 2006
Overview. Net income for the nine months ended September 30, 2007 was $7.5 million, an increase of $419 thousand or 5.9% compared with $7.1 million for the same period in 2006. The primary factors contributing to the increase in net income were increases in net interest income of $3.7 million and noninterest income of $1.6 million, as well as decreases in provision for loan losses of $402 thousand and provision for income taxes of $211 thousand, largely offset by an increase in noninterest expense of $5.5 million. Basic earnings per share (EPS) for the nine months ended September 30, 2007 was $1.29 compared with $1.21 for the same period in 2006.
The Company’s annualized return on average assets was .71% for the nine months ended September 30, 2007, compared with .81% for the same period in 2006. The annualized return on average stockholders’ equity was 9.8% for the nine months ended September 30, 2007, compared to 10.0% for the same period in 2006.
Net Interest Income. For the nine months ended September 30, 2007, net interest income increased $3.7 million, or 13.2%, to $31.3 million compared with $27.7 million for the same period in 2006. The increase was primarily due to the increased volumes and rates on loans, partially offset by increased volume of time and brokered time deposits, money market deposits, long-term borrowings and junior subordinated debt, as well as increased rates on all categories of interest-bearing liabilities. For the nine months ended September 30, 2007, compared to the same period in 2006, the net interest margin decreased by 17 basis points to 3.24% from 3.41% while the net interest spread decreased by 9 basis points to 2.90% from 2.99%.
Interest and dividend income for the nine months ended September 30, 2007 increased $15.9 million, or 29.2%, to $70.2 million compared with $54.3 million for the same period in 2006. This increase was due primarily to an increase in loan interest income of $13.1 million. Average total loans for the nine months ended September 30, 2007 increased $160 million, or 18.1%, to $1.05 billion compared with $886 million for the same period in 2006, while the average yield on total loans increased 57 basis points to 7.80% from 7.23% for the same period. Average total investments for the nine months ended September 30, 2007 increased $31.3 million, or 18.9%, to $196.6 million compared with $165.3 million for the same period in 2006, while the average yield on investments increased 49 basis points to 4.85% from 4.36% for the same period. The increases in both average loans and investments were largely due to the November 2006 acquisition of Royal Palm which accounted for $113 million of the increase in loans and $15 million of the increase in investments. For the nine months ended September 30, 2007, compared to the same period in 2006, the yield on total average earning assets increased by 57 basis points to 7.25% from 6.68%.
Interest expense for the nine months ended September 30, 2007 increased $12.2 million, or 45.9%, to $38.8 million compared with $26.6 million for the same period in 2006. This increase was due primarily to increases in interest expense on money market deposits of $2.7 million, time and brokered time deposits of $5.8 million and long-term borrowings and junior subordinated debentures of $2.2 million. Average total interest-bearing deposits for the nine months ended September 30, 2007 increased $177.8 million, or 20.5%, to $1.0 billion compared with $868.3 million for the same period in 2006, while the average cost of funds on total interest-bearing deposits increased 64 basis points to 4.17% from 3.53% for the same period. Average total long-term borrowings and junior subordinated debentures for the nine months ended September 30, 2007 increased $54 million, or 17.4%, to $36.4 million compared with $31.0 million for the same period in 2006, while the average cost of funds on short-term borrowings increased 23 basis points to 5.13% from 4.90% for the same period. Average total long-term borrowings for the nine months ended September 30, 2007 increased $44.5 million, or 72.8%, to $105.7 million compared with $61.2 million for the same period in 2006, while the average cost of funds on long-term borrowings increased 46 basis points to 5.92% from 5.46% for the same period. The increases in both average interest-bearing deposits and long-term borrowings and junior subordinated debentures were largely due to the November 2006 acquisition of Royal Palm, which accounted for $126 million of the increase in interest-bearing deposits and $44 million of the increase in long-term borrowings and junior subordinated debt. For the nine months ended September 30, 2007, compared to the same period in 2006, the cost of funds on total average interest-bearing liabilities increased by 67 basis points to 4.36% from 3.69%.

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

	For the nine months ended September 30
	2007			2006
		Income/			Income/
	Average Balance	Expense	Yield/Rate	Average Balance	Expense	Yield/Rate
	(dollars in thousands)
Assets
Interest-bearing demand deposits and other	$16,597	$689	5.54%	$21,219	$517	3.25%
Federal funds sold	24,859	1,010	5.42%	5,853	216	4.92%
Securities:
Taxable
U.S. treasuries and government agencies	24,668	951	5.14%	14,431	482	4.45%
Mortgage-backed securities	41,903	1,613	5.13%	43,933	1,568	4.76%
Other securities	82,526	3,288	5.31%	58,278	2,031	4.65%

Total taxable	149,097	5,852	5.23%	116,642	4,081	4.66%
Non-taxable — State and political subdivision (3)	47,465	1,296	3.64%	48,660	1,333	3.65%
Loans (net of unearned discount) (1)(2)	1,045,762	61,152	7.80%	885,529	48,019	7.23%
Federal Home Loan Bank stock	5,916	162	3.65%	5,573	122	2.92%

Total interest-earning assets (1)	1,289,696	$70,161	7.25%	1,083,476	$54,288	6.68%

Cash and due from banks	25,933			24,035
Interest receivable	9,887			8,247
Foreclosed assets held for sale, net	678			420
Equity method investments in common stock	3,687			6,155
Cost method investments in common stock	4,888			3,135
Cash surrender value of life insurance	18,818			16,175
Premises and equipment	27,870			18,597
Other	12,078			10,358
Goodwill	30,230			1,985
Intangible assets	6,034			6,274
Allowance for loan loss	(11,356)			(8,427)

Total assets	$1,418,443			$1,170,430

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$115,073	$1,514	1.75%	$107,121	$1,095	1.36%
Savings deposits	72,049	1,369	2.53%	52,495	544	1.38%
Money-market deposits	183,914	5,391	3.91%	115,741	2,696	3.11%
Time and brokered time deposits	675,049	24,449	4.83%	592,948	18,621	4.19%
Short-term borrowings	36,404	1,401	5.13%	31,014	1,139	4.90%
Long-term borrowings	62,142	2,433	5.22%	40,532	1,547	5.09%
Junior subordinated debentures	43,530	2,255	6.91%	20,620	957	6.19

Total interest-bearing liabilities	1,188,161	$38,812	4.36%	960,471	$26,599	3.69%

Demand deposits	106,782			97,365
Interest payable	6,042			4,103
Other liabilities	5,732			5,801
Minority interest	9,418			8,282
Stockholders’ equity	102,308			94,408

Total liabilities and stockholders’ equity	$1,418,443			$1,170,430

	For the nine months ended September 30
	2007			2006
		Income/			Income/
	Average Balance	Expense	Yield/Rate	Average Balance	Expense	Yield/Rate
	(dollars in thousands)
Interest spread			2.90%			2.99%
Net interest income		$31,349			$27,689
Net interest margin			3.24%			3.41%
Interest-earning assets to interest-bearing liabilities	108.55%			112.81%

(1)	Non-accrual loans have been included in average loans, net of unearned discount

(2)	Includes loans held for sale

(3)	The tax exempt income for state and political subdivisions in not recorded on a tax equivalent basis.
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

	For the nine months ended September 30,
	2007 vs. 2006
	Increase (Decrease) Due to
	Change in
	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Interest-bearing bank deposits	$(131)	$303	$172
Federal funds sold	770	24	794
Investment securities:
U.S. Treasuries and Agencies	385	84	469
Mortgage-backed securities	(75)	120	45
States and political subdivision (1)	(33)	(4)	(37)
Other securities	935	322	1,257
Loans (net of unearned discounts)	9,164	3,969	13,133
Federal Home Loan Bank stock	8	32	40

Change in interest income (1)	11,023	4,850	15,873

Increase in interest expense:
Interest-bearing transaction deposits	86	333	419
Savings deposits	255	570	825
Money-market deposits	1,873	822	2,695
Time and brokered time deposits	2,766	3,062	5,828
Short-term borrowings	205	57	262
Long-term debt and junior subordinated debentures	1,959	225	2,184

Change in interest expense	7,144	5,069	12,213

Increase in net interest income (1)	$3,879	$(219)	$3,660

(1)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.
Provision for Loan Losses. Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the nine months ended September 30, 2007, the provision decreased by $402 thousand to $1.9 million, compared with $2.3 million for the same period in 2006. The reduction in expense was primarily due to a decrease of $480 thousand in net charge-offs, to $769 thousand for the nine months ended September 30, 2007, compared with $1.2 million for the same period in 2006. The allowance for loan losses at September 30, 2007 was $13.2 million, or 1.12% of total loans, which increased from $10.6 million, or 1.03% of total loans at December 31, 2006. The increase in the allowance for loan losses as of September 30, 2007, was primarily due to the increase in non-performing loans of $14.5 million, or 1.23% of total loans, compared with $6.4 million, or .62% of total loans as of December 31, 2006.

Noninterest Income. Noninterest income for the nine months ended September 30, 2007 increased $1.6 million to $10.1 million compared with $8.5 million for the same period in 2006. The increase in noninterest income was primarily due to increases in income from fiduciary activities, brokerage fees, customer service fees and net gain on sales of equity and cost method investments.
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Nine Months Ended
	September 30
	(dollars in thousands)
	2007	2006
Fiduciary activities	$1,734	$1,472
Brokerage fees	1,091	870
Customer service fees	2,893	2,669
Other service charges and fees	519	460
Net losses on sales of fixed assets	(3)	(16)
Net gains on loan sales	515	455
Net gains on sales of equity and cost method investments	2,309	1,469
Loan servicing fees	307	291
Net gains on sales of foreclosed assets	(18)	(1)
Net increase in cash surrender value of life insurance	652	486
Income on equity method investments in common stock	(6)	230
Other	152	139

Total noninterest income	$10,145	$8,524

Income from fiduciary activities for the nine months ended September 30, 2007 increased $262 thousand to $1.7 million compared with $1.5 million for the same period in 2006, primarily due to an increase in trust assets under management.
Brokerage fees for the nine months ended September 30, 2007 increased $221 thousand to $1.1 million compared with $870 thousand for the same period in 2006, primarily due to the retail brokerage operation established at Heartland in the fourth quarter of 2006.
Customer service fees for the nine months ended September 30, 2007 increased $224 thousand to $2.9 million compared with $2.7 million for the same period in 2006, primarily due to increased overdraft fees and expansion of the number of accounts that generate transaction fees.
Net gains on sale of equity and cost method investments in common stock for the nine months ended September 30, 2007 increased $840 thousand to $2.3 million from $1.5 million for the same period in 2006 due to the September 2007 sale of the Company’s investment in New Frontier Bancshares, Inc., and the July 2007 receipt of additional proceeds related to the Company’s 2006 sale of its investment in NorthStar Bancshares, Inc. The Company recognized a gain of $2.1 million on the sale of New Frontier, and received additional shares of Enterprise Financial Services, Inc. stock, valued at $234 thousand, which had been held in escrow as a reserve against possible loan losses since the sale of NorthStar in July 2006. The gain recognized in July 2006 on the NorthStar sale was $1.5 million
Noninterest Expense. For the nine months ended September 30, 2007, noninterest expense increased $5.5 million, or 24.0%, to $28.6 million compared with $23.0 million for the same period in 2006. The increase in noninterest expense was primarily due to increases in salaries and employee benefits, net occupancy expense, equipment expense and other noninterest expense.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Nine Months Ended
	September 30
	(dollars in thousands)
	2007	2006
Salaries and employee benefits	$17,115	$13,286
Net occupancy expense	2,009	1,429
Equipment expense	1,881	1,318
Deposit insurance premium	141	97
Professional fees	1,439	1,364
Postage and supplies	783	682
Amortization of mortgage servicing rights	97	190
Other	5,100	4,670

Total noninterest expense	$28,565	$23,036

Salaries and employee benefits increased $3.8 million or 28.8% for the nine months ended September 30, 2007 to $17.1 million, from $13.3 million for the same period in 2006.Approximately $1.9 million of this increase was attributable to the November 2006 acquisition of Royal Palm and another $248 thousand was attributable to the September 2007 acquisition of HNB Financial. Heartland’s growth, including the opening of two new branches in 2006, resulted in the addition of twelve full-time equivalent employees, and an increase of approximately $607 thousand in salaries and employee benefits through the third quarter of 2007 at that subsidiary. The increase also reflected changes in the Company’s senior management that occurred during the first quarter of 2007. The remainder of the increase was due primarily to cost-of-living increases in salaries and employee benefits. As a percent of average assets, annualized salaries and employee benefits increased to 1.61% for the nine months ended September 30, 2007, compared to 1.52% for the same period in 2006. The Company had 444 full-time equivalent employees at September 30, 2007 compared to 334 at September 30, 2006, an increase of 110 full-time equivalent employees, primarily due to the acquisitions of Royal Palm and HNB Financial, and the additional staff at Mid-America.
Net occupancy expense increased $580 thousand, or 40.6%, for the nine months ended September 30, 2007 to $2.0 million, from $1.4 million for the same period in 2006, primarily due to the November 2006 acquisition of Royal Palm which generated approximately $450 thousand of net occupancy expense in the first nine months of 2007.
Equipment expense increased $563 thousand for the nine months ended September 30, 2007 to $1.9 million, from $1.3 million for the same period in 2006, due primarily to the November 2006 acquisition of Royal Palm, which generated approximately $217 thousand of equipment expense in the first nine months of 2007, and approximately $238 thousand of expense related to the two new branches opened at Heartland in 2006 and equipment upgrades done following the 2006 consolidations of the Company’s Illinois affiliates from six separately chartered banks to three.
Other noninterest expense increased $430 thousand or 9.2% for the nine months ended September 30, 2007 to $5.1 million, from $4.7 million for the same period in 2006, primarily due to an additional $903 thousand of expense through September 2007 as a result of the November 2006 acquisition of Royal Palm, partially offset by a $450 thousand settlement of a lawsuit related to the brokerage operation at Farmers’ branch in St. Joseph, Missouri in the first quarter of 2006.
Minority Interest. For the nine months ended September 30, 2007, minority interest decreased $54 thousand, to $531 thousand compared with $585 thousand for the same period in 2006, due to Mid-America’s sales of additional common stock to minority interest shareholders, slightly decreasing the Company’s ownership percentage, coupled with a reduction of Mid-America’s net income. For the nine months ended September 30, 2007, Mid-America’s pre-consolidated net income was $1.1 million, a decrease of $103 thousand compared to $1.2 million for the same period in 2006.

Provision for Income Taxes. The effective tax rate was 28.7% for the nine-months ended September 30, 2007, compared to 31.3% for the same period in 2006. The decrease in 2007 was primarily due to additional non-taxable income from tax-exempt loans and earnings on cash surrender value of life insurance, as well as a reduction in the Illinois state income tax apportionment factor due to the inclusion of Royal Palm in consolidated taxable income for 2007.
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
Financial Condition
September 30, 2007 Compared to December 31, 2006
Loan Portfolio. Total loans, including loans held for sale, increased $148.7 million, or 14.4%, to $1.18 billion as of September 30, 2007 from $1.03 billion as of December 31, 2006. This increase was largely due to the September 2007 acquisition of HNB Financial, which had total loans of $117.8 million as of September 30, 2007. The loans also grew approximately $46 million at Heartland during the first nine months of 2007, but these were partially offset by a combined net decrease in loans at the Company’s other subsidiaries, primarily due to a softening of the commercial real estate market. At September 30, 2007 and December 31, 2006, the ratio of total loans to total deposits was 91.2% and 88.6%, respectively. For the same periods, total loans represented 73.1% and 72.6% of total assets, respectively.
The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial and financial	$171,854	14.54%	$167,687	16.23%
Agricultural	58,821	4.98%	57,393	5.55%
Real estate — farmland	85,186	7.21%	72,999	7.06%
Real estate — construction	189,935	16.07%	152,553	14.76%
Real estate — commercial	211,562	17.90%	190,724	18.46%
Real estate — residential (1)	329,024	27.84%	267,237	25.86%
Installment loans to individuals	135,664	11.48%	124,723	12.08%

Total loans	1,182,046	100.00%	1,033,316	100.00%

Allowance for loan losses	13,184		10,613

Total loans, including loans held for sale, net of allowance for loan losses	$1,168,862		$1,022,703

(1)	Includes loans held for sale
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

Total nonperforming loans increased to $14.5 million as of September 30, 2007 from $6.4 million as of December 31, 2006, while total nonperforming loans and nonperforming other assets increased to $16.8 million as of September 30, 2007 from $6.8 million as of December 31, 2006. These increases were the result of several borrowers with commercial and construction real estate loans at Farmers and Royal Palm experiencing cash flow problems, causing those loans to exceed 90 days past due and to be placed on nonaccrual status. The September 2007 acquisition of HNB Financial also included a $2.1 million commercial real estate loan that was in nonaccrual status. However, the Company believes the loans are adequately collateralized and will be repaid in full. The Company is closely monitoring these loans and has factored the non-performing status of the loans into its determination of the adequacy of the allowance for loan losses. The ratio of nonperforming loans to total loans increased to 1.23% as of September 30, 2007 from .62% as of December 31, 2006. The ratio of nonperforming loans and nonperforming other assets to total loans increased to 1.42% as of September 30, 2007 from .65% as of December 31, 2006.
The following table presents information regarding nonperforming assets at the dates indicated:

	September 30,	December 31,
	2007	2006
	(dollars in thousands)
Nonaccrual loans
Commercial and financial	$1,041	$429
Agricultural	436	473
Real estate — farmland	298	12
Real estate — construction	1,520	1,147
Real estate — commercial	2,300	2,083
Real estate — residential	7,099	1,040
Installment loans to individuals	218	213

Total nonaccrual loans	12,912	5,397

Loans 90 days past due and still accruing	1,624	993
Restructured loans	—	4

Total nonperforming loans	14,536	6,394

Repossessed assets	2,292	361
Other assets acquired in satisfaction of debt previously contracted	—	—

Total nonperforming other assets	2,292	361

Total nonperforming loans and nonperforming other assets	$16,828	$6,755

Nonperforming loans to loans, before allowance for loan losses	1.23%	0.62%

Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	1.42%	0.65%

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
The allowance for loan losses increased $2.6 million to $13.2 million as of September 30, 2007 from $10.6 million as of December 31, 2006. Provision for loan losses was $1.9 million and net charge-offs were $769 thousand for the nine months ended September 30, 2007. The allowance for loan losses as a percent of total loans increased to 1.12% as of September 30, 2007 from 1.03% and December 31, 2006. As a percent of nonperforming loans, the allowance for loan losses decreased to 90.7% as of September 30, 2007 from 165.98% as of December 31, 2006.

The following table presents for the periods indicated an analysis of the allowance for loan losses and other related data:

	As of and for
	the Nine Months	As of and for
	Ended	the Year Ended
	September 30,	December 31,
	2007	2006
	(dollars in thousands)
Average loans outstanding during year	$1,045,762	$907,671

Allowance for loan losses:
Balance at beginning of year	$10,613	$8,082

Loans charged-off:
Commercial and financial	214	1,833
Agricultural	67	85
Real estate — farmland	—	—
Real estate — construction	—	—
Real estate — commercial	3	139
Real estate — residential	60	139
Installment loans to individuals	613	1,129

Total charge-offs	957	3,325

Recoveries:
Commercial and financial	51	47
Agricultural	13	20
Real estate — farmland	—	—
Real estate — construction	2	1
Real estate — commercial	1	1
Real estate — residential	12	12
Installment loans to individuals	109	136

Total recoveries	188	217

Net charge-offs	769	3,108
Provision for loan losses	1,858	3,914
Purchased allowance	1,482	1,725

Balance at end of year	$13,184	$10,613

Allowance for loan losses as a percent of total loans outstanding at year end	1.12%	1.03%

Allowance for loan losses as a percent of total nonperforming loans	90.70%	165.98%

Ratio of net charge-offs to average total loans	0.07%	0.34%

Securities. The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality.
The Company has classified securities as both available-for-sale and held-to-maturity as of September 30, 2007. Available-for-sale securities are held with the option of their disposal in the foreseeable future to meet investment objectives, liquidity needs or other operational needs. Securities available-for-sale are carried at fair value. Held-to-maturity securities are those securities for which the Company has the positive intent and ability to hold until maturity, and are carried at historical cost adjusted for amortization of premiums and accretion of discounts.

As of September 30, 2007, the fair value of the available for-sale securities was $209.5 million and the amortized cost was $209.1 million for a net unrealized gain of $285 thousand. The after-tax effect of this unrealized gain was $171 thousand and has been included in stockholders’ equity. As of December 31, 2006, the fair value of the available-for-sale securities was $176.2 million and the amortized cost was $175.6 million for a net unrealized gain of $554 thousand, and an after-tax unrealized gain of $247 thousand. Fluctuations in net unrealized gains and losses on available-for-sale securities are due primarily to increases or decreases in prevailing interest rates for the types of securities held in the portfolio.
As of September 30, 2007, the amortized cost of held-to-maturity securities was $14.4 million, a decrease of $2 million from the December 31, 2006 amortized cost of $12.4 million.
The Company owns approximately $3,506 of Federal Home Loan Bank of Chicago stock. During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a cease and desist order from their regulator, the Federal Housing Finance Board. The draft order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. With regard to dividends, the Federal Home Loan Bank of Chicago will need approval from their regulators before future dividends can be authorized.
Deposits. Total deposits increased $130 million, or 11.1%, to $1.3 billion as of September 30, 2007 from $1.17 billion as of December 31, 2006. Noninterest-bearing deposits increased $10.6 million, or 9.5%, to $121.7 million as of September 30, 2007 from $111.1 million as of December 31, 2006, while interest-bearing deposits increased $119 million, or 11.3%, to $1.2 billion as of September 30, 2007 from $1.06 billion as of December 31, 2006. The increase in total deposits was primarily attributable to the September 2007 acquisition of HNB Financial which reflected total deposits of $141.9 million at September 30, 2007, partially offset by a decrease of $20.6 million in total deposits at Royal Palm. A decline in loans due to the sluggish economy and a reduction in the federal funds sold position allowed some of Royal Palm’s higher priced deposits to run off.
Borrowings. The Company utilizes borrowings to supplement deposits in funding its lending and investing activities. Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, U. S. Treasury demand notes and short-term advances from the Federal Home Loan Bank. Long-term debt consists of long-term advances from the Federal Home Loan Bank, and advances on the revolving credit line as well term debt with a correspondent bank.
As of September 30, 2007, short-term borrowings were $39.7 million, an increase of $13.4 million from $26.3 million as of December 31, 2006, due to Mid-America’s FHLB line of credit borrowing incurred to fund additional loans.
Long-term borrowings were $82.5 million as of September 30, 2007, an increase of $16.5 million from $66.0 million as of December 31, 2006. Included in long-term borrowings as of September 30, 2007 were long-term FHLB borrowings and subordinated notes totaling $57.5 million, with maturities ranging from the years 2007 to 2017 and interest rates ranging from 4.47% to 5.50%. As of September 30, 2007, the correspondent bank term loans totaled $25 million, with rates ranging from 6.09% to 6.27% and maturities ranging from November 10, 2009 to August 31, 2010.
Junior subordinated debentures were $61.9 million as of September 30, 2007 and $41.2 million at December 31, 2006. Maturities ranged from the years 2035 to 2037 (callable at the Company’s option in 2011, 2015, and 2017), and interest rates ranged from 6.10% to 7.17%.
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

The Company’s most liquid assets are cash and due from banks, interest-bearing demand deposits, and federal funds sold. The balances of these assets are dependent on the Company’s operating, investing, lending, and financing activities during any given period. As of September 30, 2007, cash and cash equivalents totaled $75.6 million, a decrease of $23.5 million from $99.1 million as of December 31, 2006. This decrease is primarily attributable to a reduction of the Company’s balances of interest-bearing demand deposits and federal funds sold in order to allow some of its higher-priced deposits to run off, as well as a partial paydown on the correspondent bank line of credit.
The Company’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayment, sales of loans, and capital funds. Additional liquidity is provided by bank lines of credit and term debt, repurchase agreements, junior subordinated debentures and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank.
Capital Resources. Other than the issuance of common stock, the Company’s primary source of capital is net income retained by the Company. During the nine months ended September 30, 2007, the Company earned $7.5 million and paid dividends of $1.6 million to stockholders, resulting in a retention of current earnings of $5.9 million. During the year ended December 31, 2006, the Company earned $10.3 million and paid dividends of $1.9 million to stockholders, resulting in a retention of current earnings of $8.4 million. As of September 30, 2007, total stockholders’ equity was $106.1 million, an increase of $5.4 million from $100.7 million as of December 31, 2006. This increase was due to the retention of earnings for the first nine months of 2007, offset by a reduction in accumulated other comprehensive income. The reduction in accumulated other comprehensive income was primarily due to the after-tax effect of the decline in market value of the Company’s available-for-sale securities.
The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of September 30, 2007, the Company exceeds these regulatory capital guidelines. Likewise, the individual ratios for each of the Company’s bank subsidiaries also exceed the regulatory guidelines.
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
There were the following issuer purchases of equity securities (i.e., the Company’s common stock) during the three months ended September 30, 2007:

			Total Number of Shares	Maximum Approximate
Third Quarter	Total Number of		Purchased as Part of	Dollar Value of Shares that
2007 Calendar	Shares Purchased	Average Price	Publicly Announced	May Yet Be Purchased Under
Month	(1)	Paid per Share (1)	Plans or Programs (2)	the Plans or Programs (3)

July	260	$23.15	260	$8,229,424
August	0	n/a	0	$8,229,424
September	0	n/a	0	$8,229,424
Total	260	$23.15	260

(1)	The total number of shares purchased and the average price paid per share include, in addition to other purchases, shares purchased in the open market and through privately negotiated transactions by the Company’s 401(k) Profit Sharing Plan. For the months indicated, there were no shares purchased by the Plan.

(2)	Includes only shares subject to publicly announced stock repurchase program, i.e. the $10 million stock repurchase program approved by the Board on August 15, 2005 and announced on August 17, 2005 (the “2005 Repurchase Program”). Does not include shares purchased by the Company’s 401(k) Profit Sharing Plan.

(3)	Dollar amount of repurchase authority remaining at month-end under the 2005 Repurchase Program, the Company’s only publicly announced repurchase program in effect at such dates. The 2005 Repurchase Program is limited to 589,104 shares (10% of the number of outstanding shares on the date the Board approved the program, adjusted for the three-for-one stock split in June of 2006) but not to exceed $10 million in repurchases.
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

Date: November 8, 2007	By:	/s/ Ted T. Awerkamp
Ted T. Awerkamp
President and Chief Executive Officer (principal executive officer)

Date: November 8, 2007	By:	/s/ Michael P. McGrath
Michael P. McGrath
Executive Vice President, Treasurer, Secretary and Chief Financial Officer (principal financial officer/ principal accounting officer)