Form 10-K
period 2007-12-31
Mercantile Bancorp, Inc.
filed 2008-03-17
CIK 1289701

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
Commission File No.: 001-32434
MERCANTILE BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	37-1149138
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

200 N. 33rd Street, Quincy, Illinois	62301
(Address of Principal Executive Offices)	(Zip Code)
(217) 223-7300
(Registrant’s Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock (par value $.42 per share)	American Stock Exchange
Securities registered under Section 12(g) of the Exchange Act:
Not Applicable
(Title of Class)
Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
As of June 30, 2007 the aggregate market value of the outstanding shares of the Company’s common stock (based on the average stock price on June 30, 2007), other than shares held by persons who may be deemed affiliates of the Company, was approximately $113.7 million. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the Company is not bound by this determination for any other purpose.
As of March 10, 2008, the number of outstanding shares of the Company’s common stock, par value $0.4167 per share, was 8,709,655.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Mercantile Bancorp, Inc. definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be held on May 19, 2008, are incorporated by reference to this Annual Report on Form 10-K in response to items under Part III.
PART I
Item 1. Business
Mercantile Bancorp, Inc.
     General. Mercantile Bancorp, Inc. (the “Company”), a multi-state bank holding company, is headquartered in Quincy, Illinois. The Company was incorporated on April 15, 1983 for the purpose of enabling Mercantile Trust & Savings Bank (“MTSB”), an Illinois banking corporation, to operate within a bank holding company structure. Several of the Company’s subsidiary banks serve rural communities, and a significant portion of the Company’s business is related directly or indirectly to the agricultural industry. However, the Company has diversified in recent years by expanding into higher-growth metropolitan areas. As of December 31, 2007, there were total assets of approximately $1.6 billion and total deposits of approximately $1.3 billion, and as of December 31, 2006, the Company had total assets of approximately $1.4 billion and total deposits of approximately $1.2 billion. Its subsidiaries operate three banks in Illinois, three banks in Missouri, one bank in Kansas and one bank in Florida. As described in more detail below, MTSB has represented on average approximately 44% of the Company’s revenue, 47.6% of its pre-consolidated net income and 41% of its pre-consolidated assets annually, and most of the Company’s loans are related to real estate with, on average, approximately 65% being farmland, construction, commercial and mortgage loans. The Company’s website is located at www.mercbanx.com.
     The Company, through its subsidiaries, conducts a full-service consumer and commercial banking business, which includes mainly deposit gathering, safekeeping and distribution; lending for commercial, financial and agricultural purposes, real estate purposes (including farmland, construction and mortgages), and consumer purposes; and asset management including trust, estate and agency management, retail brokerage services, and agricultural business management. Notwithstanding the broad range of services and products, approximately 77% of the Company’s revenues is derived on average annually from its subsidiaries’ lending activities. The other principal revenue sources are investment securities with approximately 9% of revenue on average, service charges and fees on customer accounts with approximately 5% of revenue on average, and all asset management services combined with approximately 3% of revenue on average.
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
     Wholly-Owned Subsidiaries. As of December 31, 2007, the Company was the sole shareholder of the following banking subsidiaries:
•	MTSB, located in Quincy, Illinois;

•	Marine Bank & Trust (“Marine Bank”), located in Carthage, Illinois;

•	Perry State Bank (“Perry”), located in Perry, Missouri;

•	Brown County State Bank (“Brown County”), located in Mt. Sterling, Illinois;

•	Farmers State Bank of Northern Missouri (“Farmers”), located in Savannah, Missouri;

•	Royal Palm Bancorp, Inc. (“Royal Palm”) (the sole shareholder of Royal Palm Bank of Florida (“Royal Palm Bank”), located in Naples, Florida; and

•	HNB Financial Services, Inc. (“HNB Financial”) (the sole shareholder of HNB National Bank (“HNB”), located in Hannibal, Missouri
     On September 7, 2007, the Company completed the acquisition of 100% of the outstanding common stock of HNB Financial in a cash transaction valued at $31.3 million (including direct costs of the acquisition). HNB Financial has five locations in northeast Missouri. At the date of acquisition, HNB Financial had total assets of $181.0 million, loans of $115.2 million and deposits of $129.6 million. As of December 31, 2007, HNB Financial had total assets of $177.9 million, loans of $118.9 million and deposits of $129.7 million.
     MTSB is the largest subsidiary owned by the Company, representing 43.2% of the Company’s pre-consolidated net income for 2007 and 49.9% for 2006, and 36.5% of its assets as of December 31, 2007 and 41.1% as of December 31, 2006. Marine and Perry are the next largest income-producing subsidiaries, representing respectively 14.1% and 14.7% of the Company’s pre-consolidated net income for 2007 and 14.3% and 14.8% for 2006, and 9.8% and 9.5% of its assets as of December 31, 2007 and 10.6% and 12.2% as of December 31, 2006.
     Majority-Owned Subsidiaries. As of December 31, 2007, the Company was the majority, but not sole, shareholder of Mid-America Bancorp, Inc. (“Mid-America”) (the sole shareholder of Heartland Bank (“Heartland”) located in Leawood, Kansas), in which the Company owns 54.6% (84,600 shares) of the outstanding voting stock. During 2007, the Company purchased 3,000 shares of Mid-America, and Mid-America issued a total of 8,002 shares of its common stock to minority shareholders, resulting in the Company’s percentage ownership of Mid-America increasing to 54.6% as of December 31, 2007 from 52.7% as of December 31, 2006.
     Other Investments in Financial Institutions. As of December 31, 2007, the Company had less than majority ownership interests in several other banking organizations located throughout the United States. Specifically, the Company owned the following percentages of the outstanding voting stock of these banking entities:
•	5.0% of Integrity Bank (“Integrity”), located in Jupiter, Florida;

•	0.8% of Premier Bancshares, Inc. (“Premier”), the sole shareholder of Premier Bank, located in Jefferson City, Missouri;

•	5.0% of Premier Community Bank of the Emerald Coast (“Premier Community”), located in Crestview, Florida;

•	4.1% of Paragon National Bank (“Paragon”), located in Memphis, Tennessee;

•	0.1% of Integrity Bancshares, Inc. (“Integrity Bancshares”), the sole shareholder of Integrity Bank, located in Alpharetta, Georgia;

•	1.3% of Enterprise Financial Services Corp. (“Enterprise”), the sole shareholder of Enterprise Bank & Trust, based in Clayton, Missouri;

•	0.5% of First Charter Corporation (“First Charter”), based in Charlotte, North Carolina;

•	4.4% of Solera National Bancorp, Inc. (“Solera”), the sole shareholder of Solera National Bank, located in Lakewood, Colorado;

•	5.0% of Manhattan Bancorp, Inc. (“Manhattan”), the sole shareholder of Bank of Manhattan, located in Los Angeles, California; and

•	5.0% of Brookhaven Bank (“Brookhaven”), located in Atlanta, Georgia.
     On June 20, 2007, the Company announced it had agreed to acquire an approximate 4.4 percent interest in Solera, a newly organized banking institution headquartered in Lakewood, Colorado, a suburb of Denver. The Company purchased 105,030 shares at a price of $10.00 per share, for a total investment of $1,050,300. As an investor in the shares, the Company also received 21,006 shareholder warrants that represent options to purchase that number of additional shares in Solera at the maturity date in 2010 at $12.50 a share. Solera received all necessary regulatory approvals and opened for business in the third quarter of 2007. This purchase has been recorded as a cost method investment of the Company.
     On July 18, 2007, the Company purchased 149,700 shares, representing a 4.99 percent interest, of the outstanding common stock of Manhattan, at a cost of $1,497,000. Los Angeles-based Manhattan is a bank holding company that is the parent of Bank of Manhattan, a community bank serving the banking needs of the South Bay section of Los Angeles County, California, the largest county by population in the nation. Bank of Manhattan opened for business in August of 2007. Manhattan stock is publicly traded on the Over-the-Counter Bulletin Board under the symbol “MNHN”, and has been recorded as an available-for-sale investment of the Company.
     During July and September 2007, the Company purchased a total of 116,671 shares, representing a 4.99 percent interest, of the outstanding common stock of Brookhaven, at a cost totaling $1,167,000. Headquartered in Atlanta, Georgia, Brookhaven is a state-chartered community bank serving the banking needs of DeKalb County, Georgia, a fast-growing and affluent section of the greater Atlanta metroplex, and opened for business in August of 2007. This purchase has been recorded as a cost method investment of the Company.
     Other 2007 Events. On July 5, 2007, a partial distribution was made of the Enterprise shares that had been held in escrow since July 5, 2006, the date that Enterprise acquired the outstanding common stock of NorthStar Bancshares, Inc. (including the Company’s 19.6% equity interest in NorthStar) in a stock and cash transaction. Of the total Enterprise shares exchanged for NorthStar shares in that transaction, a portion was placed in escrow in July 2006 as a reserve against potential losses incurred by Enterprise resulting from certain NorthStar loans, and another portion was placed in escrow as a reserve against breach of contract by NorthStar. The termination date for any claims against the escrow for loan losses was July 5, 2007, and at that date any shares not liquidated to resolve loan losses were distributed to the former NorthStar stockholders. The Company’s portion of the July 5, 2007 distribution was 9,503 shares of Enterprise with a market value of $24.64 per share at that date, resulting in the Company recording a gain on sale of assets of approximately $234 thousand in the third quarter of 2007. The termination date for any claims against the escrow for breach of contract was October 5, 2007, and at that date any shares not liquidated to resolve breach of contract issues were distributed to the former NorthStar stockholders. The Company’s portion of the October 5, 2007 distribution was 18,615 shares of Enterprise with a market value of $24.99 per share at that date, resulting in the Company recording a gain on sale of assets of approximately $465 thousand in the fourth quarter of 2007.
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
     On August 30, 2007, the Company participated in a private placement of $20 million of initially fixed and then floating interest rate trust preferred securities, through a newly formed Delaware trust subsidiary, Mercantile Bancorp Capital Trust IV (the “Trust”). The trust preferred securities, as well as the underlying junior subordinated debt securities issued by the Company to the Trust mature in 2037, but may be redeemed at the Company’s option quarterly, beginning in October 2017. The Trust bears interest at the fixed rate of 6.84% until October 30, 2017, at which time interest will convert to floating at three month LIBOR plus 1.58%. The Trust simultaneously issued $619,000 of the Trust’s common shares to the Company. The Company used the proceeds from the sale of the securities to finance a portion of the acquisition of HNB Financial, which was completed on September 7, 2007.
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
     On September 27, 2007, the Company completed the sale of its 36.4% equity position in New Frontier Bancshares, Inc. (“New Frontier”) of St. Charles, Missouri, for approximately $6.8 million. New Frontier repurchased 32,647 shares of its common stock, valued at $208 per share, and paid the Company in cash. The Company had made incremental investments in New Frontier since 2000 totaling approximately $4.7 million, net of amortization of core deposit intangibles, at an average cost of approximately $144 per share. The Company recorded a gain on the sale of approximately $2.1 million in third quarter 2007, which equates to an annualized return on investment of approximately 7.6 percent.
     On October 16, 2007, the Company announced plans to merge Farmers into MTSB. Farmers, wholly owned by the Company since 1999, is located in Savannah and St. Joseph, Missouri. The Company expects the merger to generate operational and technological efficiencies, and to further leverage the successes achieved in expanding trust and wealth management services by both banks. MTSB also received regulatory approval to change its name to Mercantile Bank effective January 1, 2008. The merger is subject to approval by bank regulatory agencies and Farmers will begin operating under the Mercantile Bank name in April 2008.
     In December 2007, the Company’s Board of Directors approved a three-for-two stock split. The additional shares of stock were issued on December 28, 2007 to stockholders of record at the close of business on December 17, 2007. Share and per share data in the consolidated financial statements and notes have been retroactively restated for the stock split.
     Employees. As of December 31, 2007, the Company and its subsidiaries had 415 full-time employees and 51 part-time employees, which together equate to 441 full-time-equivalent employees. None of the employees are represented by a collective bargaining group.

     Business Strategies — Growth and Operations. The Company has developed and is pursuing both growth and operating strategies to target its markets with its products and services, all as described in greater detail below.
     Growth Strategy. The Company has grown through a combination of internal growth, acquisitions and minority interest investments in other banking companies. In the rural markets of west-central Illinois and northeast Missouri in which the Company has maintained a presence historically, the Company’s strategy focuses on continuing to be, and to strengthen its position as, a significant competitor. Since 1988, the Company has acquired and successfully integrated nine bank holding companies and/or banks in these rural areas, three of which were merged into other subsidiaries of the Company in 2006. The Company continues to look for opportunities to open branches or acquire community banks in these markets.
     In addition to its traditional, rural markets, the Company is diversifying its business by expanding into urban and suburban areas that are less dependent upon the agricultural economy. In 2004 the Company acquired a controlling interest in Mid-America Bancorp, Inc. in Leawood, Kansas (a suburb of Kansas City), and in 2006 the Company purchased 100% of the outstanding common stock of Royal Palm Bancshares, Inc. in Naples, Florida. In February of 2008 the Company announced the opening of a loan production office in Carmel, Indiana, a suburb of Indianapolis. This office will initially operate as an adjunct of Mercantile Bank, but the Company’s intent is to develop it into a full service banking facility.
     The Company has further pursued diversification over the past several years by acquiring minority equity interests in de novo (startup) or relatively new banks located in or near larger metropolitan areas such as New Frontier Bancshares, Inc. in St. Charles, Missouri (a suburb of St. Louis), NorthStar Bancshares, Inc. in Liberty, Missouri (a suburb of Kansas City); Integrity Bank in Jupiter, Florida (located near West Palm Beach), GBC Bancorp, Inc. in Lawrenceville, Georgia (a suburb of Atlanta), Premier Bancshares, Inc. in Jefferson City, Missouri (the state capitol of Missouri), Premier Community Bank of the Emerald Coast in Crestview, Florida (located on the Gulf Coast in the Florida panhandle), Paragon National Bank in Memphis, Tennessee, Solera National Bancorp, Inc. in Lakewood, Colorado (a suburb of Denver), Manhattan Bancorp, Inc. in Los Angeles, California, and Brookhaven Bank, in Atlanta, Georgia. The Company will continue to evaluate opportunities for such diversification.
     The Company’s goal in purchasing minority interest positions in banks with high-growth potential is to either acquire controlling interest at some point in the future, or to realize gains on the sale of the investments. This strategy produced excellent results in 2006 and 2007, as the Company sold three of its investments. In 2006, the Company sold its investments in NorthStar Bancshares and GBC Bancorp, resulting in pre-tax gains of approximately $4.3 million, as well as the acquisition of stock in two other bank holding companies. The Company’s shares of NorthStar were partially exchanged for shares of Enterprise Financial Services, Inc. of Clayton, Missouri (a suburb of St. Louis), while the GBC stock was exchanged for shares in First Charter Corporation of Charlotte, North Carolina. Both Enterprise and First Charter meet the Company’s criteria of well-managed banks in high-growth markets, and offer further potential for the Company to realize gains on these holdings. In 2007, the Company sold its investment in New Frontier Bancshares, Inc. in a cash deal that generated a pre-tax gain of approximately $2.1 million, and also received additional shares of Enterprise that had been held in escrow since the 2006 sale of NorthStar, resulting in 2007 pre-tax gains of approximately $699 thousand.
     In 2005, MTSB hired a new trust officer, and in 2007 added a second officer, who are both operating out of an office in St. Charles, Missouri. Management believes this is an opportunity to increase noninterest income by providing trust services, as well as cross-selling other bank products, to a larger and rapidly growing market, and that the commitment to high-quality, personalized service will enable the Company to compete effectively with existing providers in the area. As of December 31, 2007, this office has generated approximately $18 million in assets under management and in custodial accounts. Additionally, marketing efforts targeted at area lawyers and estate planning professionals have created the potential for increased estate and trust fees in the future.

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
     In October 2007, the Company announced plans to consolidate two of its subsidiaries, with Farmers being merged with and into MTSB, expected to be completed in April 2008. This plan follows the Company’s 2006 consolidation of its Illinois bank affiliates from six separately chartered banks to three. Security State Bank of Hamilton and State Bank of Augusta were merged with and into Marine Bank, and Golden State Bank was merged with and into Brown County. The Company is confident that these plans are consistent with its community banking philosophy. Customers of the merged banks should be unaffected by the changes, as they will continue to deal with the same customer service and lending staff. The Company expects the merger of Farmers with MTSB to improve efficiencies in its operations through reductions in administrative, regulatory and compliance costs, which in turn will allow the Company to devote greater resources to providing quality products and customer service.
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

     The Company’s lending officers have developed comprehensive policies and procedures for credit underwriting and funding that have enabled the Company to maintain sound credit quality while growing its loan portfolio and the overall organization. Combined with the Company’s significant lending experience, these procedures and controls have enabled the Company to provide responsive, customized service to its customers. The Company’s total assets have grown from $906 million at December 31, 2003, to $1.6 billion at December 31, 2007, with the bulk of the increase in assets due to loan growth. The Company has experienced an increase in non-performing loans in 2007 compared to historical levels. The Company intends to continue to adhere to the practices and policies that have contributed to its sound asset quality to date to minimize any serious credit quality issues.
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
     Products and Services — General. The Company, through its subsidiaries, conducts a full-service consumer and commercial banking business, which includes mainly deposit gathering, safekeeping and distribution; lending for commercial, financial and agricultural purposes, real estate purposes (including farmland, construction and mortgages), and consumer purposes; and asset management including trust, estate and agency management, retail brokerage services, and agricultural business management. These products and services are provided in all of the Company’s markets through its main offices and branches, which markets are identified in more detail below. However, lending activities generate collectively most of the Company’s consolidated revenue each year and individually are the only products and services, other than interest income on investment securities that have equaled or exceeded 10% of the Company’s consolidated revenue consistently over the past three fiscal years. Approximately 77% of the Company’s revenues has been derived on average annually from its subsidiaries’ lending activities.
     The Company has a single segment, banking, in that all of its bank subsidiaries are engaged in banking activities. Also, the Company’s business is not seasonal although weather conditions year to year may impact the businesses of certain borrowers such as agricultural clients and thus affect their need for and ability to afford bank financing.
     Lending Activities. The Company’s objective is to offer the commercial, agricultural, residential and consumer customers in its markets a variety of products and services, including a full array of loan products. The Company’s bank subsidiaries make real estate loans (including farmland, construction and mortgage loans), commercial, financial and agricultural loans, and consumer loans. Total loans include loans held for sale. The Company strives to do business in the areas served by its banks and their branches, and all of the Company’s marketing efforts and the vast majority of its loan customers are located within its existing market areas. The following is a discussion of each major type of lending.
     Real Estate Loans. The Company’s banks make real estate loans for farmland, construction and mortgage purposes as more thoroughly described below. Collectively, these loans, which include loans held for sale, comprise the largest category of the Company’s loans. At December 31, 2007, the Company had $835.6 million in such loans, representing 69.4% of total loans. At December 31, 2006, the Company had approximately $683.5 million in such loans, representing 66.1% of total loans.
     Farmland Real Estate Loans. Farm real estate loans are collateralized by owner-occupied and investment properties located in the Company’s market areas. The Company’s banks offer a variety of mortgage loan products that generally are amortized over five to twenty years. The loans generally have rates fixed for up to a five year period, with the loans either having an adjustable rate feature or a balloon at the maturity of the term. Loans secured by farm real estate are generally originated in amounts of no more than 80% of the lower of cost or appraised value. The bank underwrites and seeks Farm Service Agency guarantees to enhance the credit structure of some farm real estate loans.

     The banks secure a valid lien on farmland real estate loans and obtain a mortgage title insurance policy that insures that the property is free of encumbrances prior to the banks lien. The banks require hazard insurance if the farm property has improvements and if the property is in a flood plain as designated by FEMA or HUD, the banks require flood insurance.
     Farmland real estate loans have generated the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues for the years indicated: $5.8 million, or 5.3% for 2007; $5.0 million, or 5.6% for 2006; and $4.2 million or 6.1% for 2005. At December 31, 2007, the Company had approximately $91.5 million in such loans, representing 7.6% of total loans. At December 31, 2006, the Company had approximately $73.0 million in such loans, representing 7.1% of total loans.
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
     Construction loans have generated the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues for the years indicated: $14.0 million or 12.7% for 2007, $7.6 million or 8.4% for 2006; and $2.7 million or 4.0% for 2005. At December 31, 2007, the Company had $216 million in such loans, representing 17.9% of total loans. At December 31, 2006, the Company had $152.6 million in such loans, representing 14.8% of total loans.
     Mortgage Real Estate Loans. A significant portion of the Company’s lending activity consists of the origination of mortgage loans collateralized by properties located in the Company’s market areas. The Company’s banks offer a variety of residential mortgage loan products that generally are amortized over five to twenty-five years. Residential loans collateralized by mortgage real estate generally have been originated in amounts of no more than 90% of the lower of cost or appraised value or the bank requires private mortgage insurance. Of the residential mortgage real estate loans originated, the Company generally retains on its books shorter-term loans with fixed or variable rates, and sells into the secondary mortgage market longer-term, fixed-rate loans to either Fannie Mae, or a regional Federal Home Loan Bank, and retains the loan servicing rights.
     The Company’s banks offer a variety of commercial real estate mortgage loan products that generally are amortized up to twenty years. The rates on these loans usually range from a daily variable rate to a fixed rate for no more than five years. The commercial real estate mortgage loans are collateralized by owner/operator real estate mortgages, as well as investment real estate mortgages. Loans collateralized by commercial real estate mortgages are generally originated in amounts of no more than 80% of the lower of cost or appraised value.

     The banks secure a valid lien on mortgage real estate loans and obtain a mortgage title insurance policy that insures that the property is free of encumbrances prior to the bank’s lien. The banks require hazard insurance in the amount of the loan and, if the property is in a flood plain as designated by FEMA or HUD, the banks require flood insurance.
     Commercial real estate loans have generated the following approximate dollar amounts representing the following percentages of the Company’s consolidated revenues for the years indicated: $16.8 million or 15.3% for 2007, $11.6 million or 12.9% for 2006; and $9.6 million or 14.0% for 2005. As of December 31, 2007, the Company had $204 million in such loans, which represented 17.0% of the Company’s total loans. As of December 31, 2006, the Company had $190.7 million in commercial real estate mortgage loans, which represented 18.5% of the Company’s total loans.
     Residential real estate loans have generated the following approximate dollar amounts representing the following percentages of the Company’s consolidated revenues for the years indicated: $16.6 million or 15.1% for 2007, $13.7 million or 15.2% for 2006; and $11.8 million or 17.3% for 2005. As of December 31, 2006, the Company had $324 million in such loans, which represented 26.9% of the Company’s total loans. As of December 31, 2006, the Company had $267.2 million in residential real estate loans, which represented 25.9% of the Company’s total loans.
     The most significant risk concerning mortgage real estate loans is the fluctuation in market value of the real estate collateralizing the loans. A decrease in market value of real estate securing a loan may jeopardize a bank’s ability to recover all of the unpaid portion of the loan if the bank is forced to foreclose. If there were significant decreases in market value throughout one or more markets of the Company, the Company could experience multiple losses in such market or markets. While the Company’s banks have underwriting procedures designed to identify what management believes to be acceptable lender risks in mortgage lending, these procedures may not prevent losses from the risks described above. It is not the Company’s practice to make subprime loans, and the exposure to any subprime loans is minimal.
     Commercial, Financial and Agricultural Loans. These loans are primarily made within the Company’s market areas and are underwritten on the basis of the borrower’s ability to service the debt from income. As a general practice, the Company’s banks take as collateral a lien on any available equipment, accounts receivables or other assets owned by the borrower and often obtain the personal guaranty of the borrower. In general, these loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial, financial and agricultural loans is due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial, financial and agricultural loans generally will be serviced principally from the operations of the business, and those operations may not be successful. Historical trends have shown these types of loans to have higher delinquencies than real estate loans. Approximately 39% of all of the Company’s net charge-offs for the years 2003 through 2007 were related to commercial, financial or agricultural loans, compared to 17% for loans secured by real estate. No category within this type of lending activity represented a disproportionate share of net charge-offs or non-performing loans during such. As a result of these additional complexities, variables and risks, commercial, financial and agricultural loans require more thorough underwriting and servicing than other types of loans.
     Commercial, financial and agricultural loans, which include floor plan loans, generated the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues for the years indicated: $19.7 million or 17.9% for 2007, $19.6 million or 21.8% for 2006; and $16.0 million or 23.3% for 2005. At December 31, 2007, the Company had $238 million in such loans, representing 19.8% of total loans. At December 31, 2006, the Company had $225.1 million in such loans, representing 21.8% of total loans.

     Within the category of commercial, financial and agricultural loans, agricultural operating loans have produced the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues for the years indicated: $4.6 million or 4.2% for 2007; $4.2 million or 4.7% for 2006; and $3.5 million or 5.1% for 2005. At December 31, 2007, the Company had $64 million in such loans, representing 5.3% of total loans. At December 31, 2006, the Company had $57.4 million in such loans, representing 5.6% of total loans.
     Consumer Loans. The Company provides a wide variety of consumer loans (also referred to in this report as installment loans to individuals) including motor vehicle, watercraft, education, personal (collateralized and non-collateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 72 months and vary based upon the nature of collateral and size of loan. Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount that can be recovered on such loans. Approximately 44% of all of the Company’s net charge-offs for the years 2003 through 2007 were related to consumer loans.
     Consumer loans generated the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues for the years indicated: $11.0 million or 10.0% for 2007; $9.5 million or 10.5% for 2006; and $8.3 million or 12.2% for 2005. At December 31, 2007, the Company had $131 million in such loans, which represented 10.9% of the Company’s total loans. At December 31, 2006, the Company had $124.7 million in such loans, which represented 12.1% of the Company’s total loans.
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
     Markets and Competition. The Company identifies four regional markets for its banking activities, which include the counties in which the Company maintains offices and also counties in which the Company has no offices but whose inhabitants are targets of the Company’s financial services because of their close proximity to counties in which the Company maintains offices. They are the following: (1) a tri-state region including west-central Illinois, northeast Missouri, and a portion of southeastern and central Iowa; (2) the greater St. Joseph-Savannah, Missouri market, which is located approximately 60 miles north of Kansas City, Missouri; (3) a suburban Leawood, Kansas-Kansas City, Missouri market; and (4) the greater Naples-Ft. Myers-Marco Island area in southwest Florida. The tri-state market is the Company’s principal market and has accounted for approximately 83% of the Company’s consolidated revenues for 2005 through 2007.
     At present, the Company maintains the following approximate percentages of market share in the following markets as measured by the deposits held by the Company’s subsidiary banks operating in or targeting such markets relative to the deposits held by all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) located in such markets as of June 30, 2007: 21.67% for the tri-state market; 5.04% for the greater St. Joseph-Savannah, Missouri market; 0.55% for the suburban Leawood, Kansas-Kansas City, Missouri market and .57% for the southwest Florida market. The Company’s share of the tri-state market at 21.67% is the largest of 56 FDIC-insured institutions located in that market. The Company’s shares of the greater St. Joseph-Savannah, Missouri market, Leawood, Kansas-Kansas City, Missouri market, and southwest Florida market are discussed below in the descriptions of Farmers, Mid-America and Royal Palm, respectively.
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
     The primary factors in competing for loans include, among others, interest rate consideration, loan origination fees, borrower equity infusion, and the range of additional bank services offered. Competition for origination of all loan types normally comes from other commercial banks, thrift institutions, credit unions, finance companies, mortgage bankers, mortgage brokers, insurance companies and government agricultural lending agencies. In that 77% on average of the Company’s consolidated revenues are derived from loans of all categories, the Company’s competitive position in lending services is crucial to its implementation of ongoing growth and operating strategies, as discussed above.

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
Mercantile Trust & Savings Bank
     MTSB is chartered under the laws of the State of Illinois and offers complete banking and trust services to the commercial, industrial and agricultural areas that it serves. Services include commercial, real estate and personal loans; checking, savings and time deposits; trust and other fiduciary services; brokerage services; and other customer services, such as safe deposit facilities. The largest portion of MTSB’s lending business is related to the general business and real estate activities of its commercial customers, followed closely by residential mortgage loans. MTSB’s principal service area includes the city of Quincy and Adams County, Illinois. MTSB is the largest bank owned by the Company, representing approximately $5.6 million or 43.2% of the Company’s pre-consolidated net income for 2007 and approximately $5.6 million or 49.9% in 2006, and approximately $609.8 million or 36.8% of the Company’s pre-consolidated assets as of December 31, 2007 and $584.9 million or 41.1% as of December 31, 2006.
     MTSB’s principal banking office is currently located at 200 North 33rd Street, Quincy, Illinois. Construction of this facility began in August 2006, with the building completed and opened for business in January 2008. MTSB owns its main banking premises in fee simple. In addition, MTSB owns and operates three branches, one drive-through facility, and nine automatic teller machines in Quincy. MTSB opened a trust office in St. Charles, Missouri in February 2005, and a loan production office in Carmel, Indiana in February 2008.
     MTSB wholly owns Mercantile Investments, Inc. (“MII”), a Delaware corporation. MII’s offices are located in a leased facility at Century Yard, Cricket Square, Elgin Avenue, Grand Cayman, Cayman Islands. The sole activity of the subsidiary is to invest in securities, including corporate debentures. As of December 31, 2007 and 2006, MII had total assets of approximately $98.7 million and $95.0 million, respectively, which represented a significant portion of MTSB’s securities portfolio at those dates. The primary strategy for forming the subsidiary was to take advantage of the current State of Illinois tax laws that exclude income generated by a subsidiary that operates off-shore from State of Illinois taxable income. The only other impact on the Company’s consolidated financial statements in regard to the investment subsidiary is the additional administrative costs to operate the subsidiary, which is a minimal amount. For 2007 and 2006, the Company’s Illinois income taxes decreased by approximately $126 thousand and $125 thousand, respectively, as a result of MII’s operations off-shore.

     MTSB plans to continue to utilize the subsidiary to manage a significant amount of its securities portfolio as long as it is advantageous to do so from a tax standpoint. All securities purchased by MII are approved by the MII Investment Committee which includes members of the Company’s management. The Illinois Department of Revenue could challenge the establishment of and/or related business purposes of MII or a change in state law could negate or lessen the state income tax advantages of MII.
     The by-laws of MII only allow holding investments and corporate debentures as permissible activities. There are no current plans to expand these permissible activities for MII.
     MTSB owns a 6.65% interest in Illinois Real Estate Title Center, LLC (“IRETC”), a multi-bank-owned limited liability company that operates a title insurance agency. IRETC is located in leased space in Springfield, Illinois, and owned in partnership with other central-Illinois banking companies and Investors Title Insurance Company of Chapel Hill, North Carolina. IRETC engages in the sale and issuance of commercial and residential, owner and mortgagee title insurance policies. As of December 31, 2007 and 2006, IRETC had total assets of approximately $388 thousand and $339 thousand, respectively.
     In January, 2007 MTSB hired H. Blaine Strock, III as President and CEO to replace Ted T. Awerkamp upon Mr. Awerkamp’s promotion to President and CEO of the Company. As of December 31, 2007, MTSB had 162 full-time employees and 12 part-time employees and approximately 15,200 depositors. The population of its primary service area is approximately 250,000.
     The primary source of MTSB’s revenue is from lending activities, which have represented on average approximately 72% of its revenue annually for the years 2005 through 2007. MTSB generated the following approximate revenues from loans for the following years: $29.8 million for 2007; $29.4 million for 2006, and $23.9 million for 2005. At December 31, 2007, loans totaled $426 million or 69.9% of MTSB’s total assets. Other principal revenue sources are investment securities with approximately 10% of revenue on average, service charges and fees on customer accounts with approximately 5% of revenue on average, and all asset management services combined with approximately 6% of revenue on average.
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
     At present, MTSB maintains a 22.7% share of its total market and 29.9% of its core market, as measured by the deposits held by MTSB relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2007. MTSB’s shares are the largest held by any of the 25 institutions in its total market and 17 institutions in its core market. The next largest shares in the total market are 15.5% held by another locally headquartered bank holding company and its subsidiary bank, 6.6% held by another locally headquartered bank holding company and its subsidiary bank and 5.9% held by a substantially larger bank holding company headquartered outside of the market with one or more branches in the market. The next largest shares in its core market are 20.4% held by another locally headquartered bank holding company and its subsidiary bank, 7.7% held by a substantially larger bank holding company headquartered outside of the market with one or more branches in the market, and 6.4% held by another locally headquartered bank holding company and its subsidiary bank.

Marine Bank & Trust
     Marine Bank is chartered under the laws of the State of Illinois and offers complete banking and trust services to the commercial, industrial and agricultural areas that it serves. Its full-service branches in Hamilton and Augusta were formerly separately chartered banks (Security State Bank of Hamilton and State Bank of Augusta) until their merger with and into Marine Bank in November 2006. Services include commercial, real estate and personal loans; checking, savings and time deposits; trust and other fiduciary services; brokerage services and safe deposit facilities. The largest portion of Marine Bank’s lending business is related to commercial and agricultural customers. Marine Bank’s principal service area includes the villages of Carthage, Hamilton and Augusta, Hancock County, Illinois; portions of northeastern Adams County, western Schuyler County and southwestern McDonough County, all in Illinois; and the City of Keokuk and Lee County, Iowa. Marine Bank represented approximately $1.8 million or 14.1% of the Company’s pre-consolidated net income for 2007 and $1.6 million or 14.0% in 2006, and approximately $170.0 million or 10.3% of the Company’s pre-consolidated assets as of December 31, 2007 and $164.8 million or 11.6% as of December 31, 2006.
     Marine Bank’s principal banking office is located at 410 Buchanan Street, Carthage, Illinois. Marine Bank owns its main banking premises in fee simple and currently owns and operates a full-service banking facility in each of Hamilton and Augusta, Illinois. Marine Bank also owns and operates six automatic teller machines located in Carthage, Hamilton and Augusta.
     As of December 31, 2007, Marine Bank had 43 full-time employees and 4 part-time employees and approximately 6,900 depositors. The population of its primary service area is approximately 20,000.
     The primary source of Marine Bank’s revenue is from lending activities, which have represented on average approximately 80% of its revenue annually for the years 2005 through 2007. Marine Bank generated the following approximate revenues from loans for the following years: $8.8 million for 2007, $8.6 million for 2006, and $7.9 million for 2005. At December 31, 2007, loans totaled $125.4 million or 73.7 % of Marine Bank’s total assets. Other principal revenue sources are investment securities with approximately 8% of revenue on average, service charges and fees on customer accounts with approximately 6% of revenue on average, and all asset management services combined with approximately 2% of revenue on average.
     As indicated above, Marine Bank’s market includes the core market of Hancock County, Illinois, in which its main office is located, the target markets of McDonough and Schuyler counties in Illinois, which border Hancock County to the east and southeast, respectively, and the target market of Lee County, Iowa, which borders Hancock County to the west. At present, Marine Bank maintains a 7.9% share of its total market and 38.0% of its core market, as measured by the deposits held by Marine Bank relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2007. Marine Bank’s share is the second largest of 26 institutions in its total market. The largest share of 11.8% and third largest share of 7.9% are held by federally chartered rural Illinois banks.
Perry State Bank
     Perry is chartered under the laws of the State of Missouri and offers complete banking services to the commercial, industrial and agricultural areas that it serves. Services include commercial, real estate and personal loans; checking; savings and time deposits; brokerage services, safe deposit facilities and other customer services. The largest portion of Perry’s lending business is related to agricultural real estate loans. Perry’s principal service area includes the towns of Perry, Monroe City, Hannibal, and Bowling Green, Missouri and the counties of Ralls, Monroe, Marion, Audrain, and Pike, Missouri. Perry represented approximately $1.9 million or 14.7% of the Company’s pre-consolidated net income for 2007 and $1.6 million or 14.3% in 2006 and approximately $158.6 million or 9.6% of the Company’s pre-consolidated assets as of December 31, 2007, and $150.7 million or 10.6% as of December 31, 2006.

     Perry owns its principal banking office, which is located at 103 E. Main in Perry, Missouri, in fee simple and currently owns and operates a full-service banking facility in each of Monroe City and Bowling Green, Missouri, and two facilities in Hannibal, Missouri. In addition, Perry owns and operates six automated teller machines located in Perry, Monroe City, Hannibal, and Bowling Green.
     As of December 31, 2007, Perry had 46 full-time employees and 12 part-time employees and approximately 8,300 depositors. The population of its primary service area is approximately 50,000.
     The primary source of Perry’s revenue is from lending activities, which have represented on average approximately 82% of its revenue annually for the years 2005 through 2007. Perry generated the following approximate revenues from loans for the following years: $10.2 million for 2007, $9.2 million for 2006, and $7.4 million for 2005. At December 31, 2007, loans totaled $128.4 million or 81.0% of Perry’s total assets. Other principal revenue sources are investment securities with approximately 7% of revenue on average, and service charges and fees on customer accounts with approximately 9% of revenue on average.
     As indicated above, Perry’s market includes the core market of Ralls County, Missouri, in which its main office is located, and the target market of Audrain, Marion, Monroe and Pike counties, Missouri, in which it maintains branches and which surround Ralls County.
     At present, Perry maintains a 9.4% share of its total market and 54.3% of its core market, as measured by the deposits held by Perry relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2007. Perry holds the second largest share out of 20 institutions in its total market. The largest share of its total market is 12.8% held by a federally chartered bank headquartered outside of the market. The third-ranked institution in its total market is a federally chartered bank headquartered in northeast Missouri that holds an 8.2% share. Perry shares its core market with only one other institution, which is a state chartered bank headquartered in northeast Missouri that holds a 45.7% share.
Brown County State Bank
     Brown County is chartered under the laws of the State of Illinois and offers complete banking services to the commercial, industrial and agricultural areas that it serves. Its full-service branch in Golden was formerly a separately chartered bank (Golden State Bank) until its merger with and into Brown County in July 2006. Services include commercial, real estate and personal loans; checking, savings and time deposits; brokerage services; safe deposit facilities and other customer services. The largest portion of Brown County’s lending activity involves agricultural operating and real estate loans; however, residential mortgage loans also represent a significant though lesser portion of the bank’s lending activities. Brown County’s principal service area includes the village of Mt. Sterling and Brown County, the village of Camp Point and Adams County, and a portion of southern Hancock County, all in Illinois. Brown County represented approximately $923 thousand or 7.2% of the Company’s pre-consolidated net income for 2007 and $882 thousand or 7.9% in 2006, and approximately $80.3 million or 4.8% of the Company’s pre-consolidated assets as of December 31, 2007 and $76.5 million or 5.4% as of December 31, 2006.
     Brown County’s principal banking office is located at 101 E. Main St., Mt. Sterling, Illinois. Brown County owns the property in fee simple and currently owns and operates a full-service banking facility in Golden, Illinois. Brown County also owns and operates two automatic teller machines in Mt. Sterling and Golden.
     As of December 31, 2007, Brown County had 16 full time employees and 2 part-time employees and approximately 3,100 depositors. The population of its primary service area is approximately 10,000.
     The primary source of Brown County’s revenue is from lending activities, which have represented on average approximately 70% of its revenue annually for the years 2005 through 2007. Brown County generated the following approximate revenues from loans for the following years: $3.9 million for 2007, $3.6 million for 2006, and $3.3 million for 2005. At December 31, 2007, loans totaled $60.4 million or 75.2% of Brown County’s total assets. Other principal revenue sources are investment securities with approximately 16% of revenue on average, service charges and fees on customer accounts with approximately 7% of revenue on average and all asset management services combined with approximately 4% of revenue on average.

     As indicated above, Brown County’s market includes the core market of Brown County, in which its main office is located, and the target markets of Adams and Hancock counties, which border Brown County to the west and northwest, respectively. At present, Brown County maintains a 2.8% share of its total market and 33.1% of its core market, as measured by the deposits held by Brown County relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2007. Brown County holds the second largest share out of 5 institutions in its core market. The largest share is held by another rural Illinois bank with 45.1%. The third-ranked institution in its core market is a state chartered bank headquartered outside of the market that holds an 8.4% share.
Farmers State Bank of Northern Missouri
     Farmers is chartered under the laws of the State of Missouri and offers complete banking services to the commercial, industrial and agricultural areas that it serves. Services include commercial, real estate and personal loans; checking, savings and time deposits; brokerage services, safe deposit facilities and other customer services. The largest portion of Farmers’ lending business is related to commercial, agricultural and real estate loans. Farmers’ principal service area includes the communities of Savannah and St. Joseph in the counties of Andrew and Buchanan, Missouri, respectively. Farmers represented approximately $408 thousand or 3.2% of the Company’s pre-consolidated net income for 2007 and incurred a net loss of approximately $246 thousand in 2006, and approximately $99.2 million or 6.0% of the Company’s pre-consolidated assets as of December 31, 2007 and $95.5 million or 6.7% as of December 31, 2006.
     Farmers’ principal banking office is located at 301 W. Main Street, Savannah, Missouri. The bank owns its main banking premises in fee simple, owns and operates one full-service banking facility in St. Joseph, and leases and operates another full-service banking facility in St. Joseph. In addition, Farmers has four automatic teller machines located in Savannah and St. Joseph.
     As of December 31, 2007, Farmers had 30 full-time employees and 5 part-time employees and approximately 2,700 depositors. The population of its primary service area is approximately 103,000.
     The primary source of Farmers’ revenue is from lending activities, which have represented on average approximately 74% of its revenue annually for the years 2005 through 2007. Farmers generated the following approximate revenues from loans for the following years: $5.3 million for 2007, $4.7 million for 2006, and $3.9 million for 2005. At December 31, 2007, loans totaled $70.4 million or 71.0% of Farmers’ total assets. Other principal revenue sources are investment securities with approximately 10% of revenue on average, service charges and fees on customer accounts with approximately 7% of revenue on average and all asset management services combined with approximately 12% of revenue on average.
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
     At present, Farmers maintains a 5.0% share of its total market and 26.5% of its core market, as measured by the deposits held by Farmers relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2007. Farmers’ shares are the ninth largest of 13 institutions in its total market and third largest of four institutions in its core market. The largest shares of its total market are 20.6%, 19.1% and 12.5%, which are held by two larger federally chartered banks and one state chartered bank. The largest share of its core market is 36.1%, which is held by a larger federally chartered bank. The remaining shares are 26.5% and 11.0% and are held by institutions with which Farmers competes in Buchanan County as well.

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
     Mid-America became a majority-owned subsidiary of the Company in February 2004. The Company’s ownership percentage was 54.6% (84,600 shares) as of December 31, 2007. Mid-America’s financial information has been reported on a consolidated basis with the Company’s financial statements as of December 31, 2007. Mid-America represented approximately $1.3 million or 10.3% of the Company’s pre-consolidated net income for 2007 and $1.7 million or 14.8% in 2006, and $193 million or 11.6% of the Company’s pre-consolidated assets as of December 31, 2007 and $174.2 million or 12.2% as of December 31, 2006.
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
     As of December 31, 2007, Heartland had 33 full-time employees and 2 part-time employees and approximately 2,600 depositors. The population of its primary service area is approximately 1,500,000.
     The primary source of Heartland’s revenue is from lending activities, which have represented on average approximately 87% of its revenue annually for the years 2005 through 2007. Heartland generated the following approximate revenues from loans for the following years: $13.3 million for 2007, $10.1 million for 2006, and $6.2 million for 2005. At December 31, 2007, loans totaled $162.8 million or 84.5% of Heartland’s total assets. Other principal revenue sources are investment securities with approximately 6% of revenue on average, and all asset management services combined with approximately 3% of revenue on average.
     As indicated above, Heartland’s market includes the core market of Johnson County, Kansas, in which its main office is located, and the target market of Jackson County, Missouri, which borders Johnson County to the east and includes Kansas City, Missouri. Together these counties include the Company’s suburban Leawood, Kansas-Kansas City, Missouri market.
     At present, Heartland holds relatively small shares of both its total market and core market with 0.6% and 1.0%, respectively, as measured by the deposits held by Heartland relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2007. The largest shares of its total market are 11.1%, 9.1% and 8.4% and are held by substantially larger, federally chartered banks with significant regional and/or national presences. Heartland ranks 33rd out of 91 FDIC-insured institutions in its total market and 22nd out of 62 such institutions in its core market, as measured by such deposits; therefore, though small, Heartland’s shares are greater than at least one-half of the other institutions in its markets.
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

     Royal Palm became a wholly-owned subsidiary of the Company in November 2006, and its financial information has been reported on a consolidated basis with the Company’s financial statements as of December 31, 2007. Royal Palm represented approximately $444 thousand or 3.4% of the Company’s pre-consolidated net income for 2007 and $148 thousand or 1.3% in 2006 and approximately $168.6 million or 10.2% of the Company’s pre-consolidated assets as of December 31, 2007, and $191.3 million or 13.4% as of December 31, 2006.
     Royal Palm’s principal banking office is located at 1255 Creekside Parkway, Naples, Florida. Royal Palm leases its main banking premises, owns and operates a full-service banking facility in Fort Myers and leases a full-service banking facility in Marco Island. In addition, Royal Palm owns and operates three automatic teller machines located in Naples, Fort Myers and Marco Island.
     As of December 31, 2007, Royal Palm Bank had 29 full-time employees and 4 part-time employees and approximately 2,400 depositors. The population of its primary service area is approximately 900,000.
     The primary source of Royal Palm’s revenue is from lending activities, which represented on average approximately 85% of its revenue annually for the years 2006 and 2007. Royal Palm generated approximate revenues from loans of $9.6 million and $10.5 million at December 31, 2007, and December 31, 2006, respectively, including the period prior to acquisition by the Company in November 2006. At December 31, 2007, loans totaled $112.5 million or 66.7% of Royal Palm’s total assets. Other principal revenue sources are investment securities with approximately 7% of revenue on average and service charges and fees on customer accounts with approximately 1% of revenue on average.
     As indicated above, Royal Palm’s market includes the core market of Collier County, Florida, in which its main office is located, and the target market of Lee County, Florida, which borders Collier County to the northwest and includes Fort Myers, Florida. Together these counties include the Company’s Southwest Florida market.
     At present, Royal Palm holds relatively small shares of both its total market and core market with 0.6% and 0.9%, respectively, as measured by the deposits held by Royal Palm relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2007. The largest shares of its total market are 15.4%, 14.1% and 11.2% and are held by two substantially larger, federally chartered banks with significant regional and/or national presences and one state chartered bank headquartered outside of the market. Royal Palm ranks 28th out of 58 FDIC-insured institutions in its total market and 21st out of 40 such institutions in its core market, as measured by such deposits; therefore, though small, Royal Palm’s shares are greater than almost half of the other institutions in its markets.
HNB Financial Services, Inc.
     HNB Financial Services, Inc. (“HNB Financial”), parent company of HNB National Bank (“HNB”), is chartered under the laws of the State of Missouri and offers complete banking services to the commercial and retail areas that it serves. Services include commercial, real estate and personal loans; checking, savings and time deposits; trust and other fiduciary services; safe deposit facilities and other customer services. The largest portion of HNB’s lending business is related to the activities of its real estate customers. HNB’s principal service area includes the communities of Hannibal in Marion County, Troy in Lincoln County, and Wentzville in St. Charles County, Missouri.
     HNB Financial became a wholly-owned subsidiary of the Company in September 2007, and its financial information has been reported on a consolidated basis with the Company’s financial statements as of December 31, 2007, including HNB Financial’s earnings subsequent to the acquisition in September 2007. HNB Financial represented approximately $497 thousand or 3.9% of the Company’s pre-consolidated net income for 2007, and $177.9 million or 10.7 of the Company’s pre-consolidated assets as of December 31, 2007.

     HNB Financial’s principal banking office is located at 100 North Main, Hannibal, Missouri. HNB Financial owns its main banking premises, and currently owns and operates a full-service banking facility in each of Palmyra, Troy, and Wentzville, Missouri, and two facilities in Hannibal, Missouri. In addition, HNB Financial owns and operates nine automatic teller machines located in Hannibal, Palmyra, Troy, Wentzville, and Warrenton, Missouri. HNB Financial also leases five automatic teller machines located in Hannibal, Troy, Moscow Mills, and St. Charles, Missouri.
     As of December 31, 2007, HNB Bank had 56 full-time employees and 10 part-time employees and approximately 12,000 depositors. The population of its primary service area is approximately 80,000.
     The primary source of HNB Financial’s revenue is from lending activities, which represented approximately 73% of its revenue annually for 2007, including the period prior to acquisition by the Company in September 2007. At December 31, 2007, loans totaled $118.9 million or 66.8% of HNB Financial’s total assets. Other principal revenue sources are investment securities with approximately 11% of revenue on average, service charges and fees on customer accounts with approximately 9% of revenue on average and all asset management services combined with approximately 2% of revenue on average.
     As indicated above, HNB Financial’s market includes the core market of Marion County, Missouri, in which its main office is located, and the target markets of Lincoln County, Ralls County, and St. Charles County, Missouri, which borders Marion County to the south.
     At present, HNB Financial maintains 2.64% share of its total market and 23.9% shares of its core market as measured by the deposits held by HNB Financial relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2007. The largest shares of its total market are 11.8%, 11.5% and 8.0%, and all three are held by substantially larger, federally chartered banks with significant regional and/or national presences. HNB Financial ranks 11th out of 44 FDIC-insured institutions in its total market and is the largest of 10 such institutions in its core market, as measured by such deposits
Lending Activities
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
     Limitation on Activities. The activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies that qualify and register as “financial holding companies” are also able to engage in certain additional financial activities, such as securities and insurance underwriting, subject to limitations set forth in federal law. As of December 31, 2007, the Company was not a “financial holding company.”
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
     On December 31, 2007 and 2006, the Company was in compliance with all of the FRB’s capital adequacy guidelines.
     The Company has issued the following amounts of junior subordinated debentures to Mercantile Bancorp Capital Trust I, II, III and IV (the “Trusts”), respectively: $10.3 million in August 2005, $20.6 million in July 2006, $10.3 million in July 2006 and $20.6 million in August 2007. The Trusts are wholly-owned unconsolidated subsidiaries, which were formed for the purpose of these transactions. The Company owns all of the securities of the Trusts that possess general voting powers. In connection with the Company’s issuance of the debentures to the Trusts, the Trusts issued cumulative preferred securities to third parties in private placement offerings. The Trusts invested the proceeds of its issuances in the Company’s junior subordinated debentures. In accordance with bank regulations, 25% of Tier 1 capital may be comprised of the junior subordinated debentures owed to the Trusts, with any excess above the 25% limit included in Tier 2 capital. As of December 31, 2007, all of the Company’s junior subordinated debentures qualify as either Tier 1 or Tier 2 capital.
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
Laws and Regulations Applicable to the Company’s Subsidiary Banks
     General. The Company’s three subsidiary banks located in Illinois, MTSB, Marine Bank and Brown County, are all state non-member banks. As such, they are subject to regulation and supervision by the Illinois Department of Financial and Professional Regulation and the Federal Deposit Insurance Corporation (“FDIC”). Two of the Company’s banks in Missouri, Perry and Farmers, are state non-member banks, and are subject to regulation and supervision by the Missouri Division of Finance and the FDIC. The Company’s other Missouri bank, HNB, is a federally chartered bank subject to regulation and supervision by the Missouri Division of Finance and the OCC. Heartland, the Company’s subsidiary bank in Kansas, is a state non-member bank and is subject to regulation and supervision by the Kansas Division of Banking and the FDIC. Royal Palm Bank, the Company’s subsidiary bank in Florida, is a state non-member bank and is subject to regulation and supervision by the Florida Office of Financial Regulation and the FDIC.
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

     Bank Regulatory Capital Requirements. The FDIC has adopted minimum capital requirements applicable to state non-member banks which are similar to the capital adequacy guidelines established by the FRB for bank holding companies. These guidelines are discussed above under "Laws and Regulations Applicable to Bank Holding Companies — Regulatory Capital Requirements.”
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
     On December 31, 2007 and 2006, all of the Company’s subsidiary banks were “well capitalized” under applicable requirements.
     Deposit Insurance and Assessments. The deposits of all of the Company’s subsidiary banks are insured by the FDIC’s Depository Insurance Fund, in general, up to a maximum of $100,000 per insured depositor, except for deposits held in an IRA account, which are insured up to a maximum of $250,000 per account. Under federal banking law and regulations, insured banks are required to pay quarterly assessments to the FDIC for deposit insurance. The FDIC’s assessment system requires insured banks to pay varying assessment rates, depending upon the level of the bank’s capital, the degree of supervisory concern over the bank, and various other factors, including the overall levels of reserves in the FDIC’s insurance fund from time to time.
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
Regulation of Other Non-Banking Activities.
     Federal and state banking laws affect the ability of the Company or its subsidiary banks to engage, directly or indirectly through non-bank subsidiaries or third parties, in activities of a non-traditional banking nature, such as insurance agency, securities brokerage, or investment advisory activities. To the extent that we are authorized to engage and do engage in such activities, we are careful to comply with the applicable banking laws, as well as any other laws and regulations specifically regulating the conduct of these non-banking activities, such as the federal and state securities laws, regulations of self-regulatory organizations such as the Financial Industry Regulatory Authority and state insurance laws and regulations. These laws and regulations are principally focused on protecting customers of the Company’s subsidiaries rather than the stockholders of the Company.
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
Item 1A — Risk Factors
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
     The Company may not be able to influence the activities of the banking organizations in which it owns a minority interest. The Company owns a minority interest in several banking organizations throughout the United States. As minority shareholders, the Company may be unable to influence the activities of these organizations, and may suffer losses due to these activities.
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

Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     As of December 31, 2007, the Company’s principal office is located in a building owned and also occupied by MTSB in Quincy, Illinois. Each of the Company’s subsidiary banks operates from a main office, branch locations, and other offices in their respective communities. In the aggregate, the Company’s banks have eight main offices, nineteen full-service branch locations and three other offices.
     On August 24, 2006, MTSB entered into a Construction Agreement to build a $12.4 million banking facility in Quincy, Illinois. Construction began in October 2006 and was completed in January 2008. Due to construction modifications, the total commitment increased to $12.8 million, of which, approximately $12.1 million had been expended as of December 31, 2007.
     The banks own all of their main offices, branches and other locations, except for one main bank, six branches and two other offices that are leased. All of the leases have initial and/or renewal terms that the Company’s management deems adequate to accommodate its present business plans for such locations. The total net book value of the Company’s and subsidiary banks’ investment in premises and equipment was $42.0 million as of December 31, 2007, and $25.7 million as of December 31, 2006. The increase in such investment is the result primarily of the acquisitions of Royal Palm in November 2006 and HNB Financial in September 2007, and the construction of MTSB’s new facility as of December 31, 2007.
Item 3. Legal Proceedings
     The Company and its subsidiary banks are involved in various legal actions arising from ordinary business activities. Management believes that the liability, if any, arising from such actions will not have a material adverse effect on the Company’s financial statements or business.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of 2007.
Item 4A. Executive Officers of Registrant
     The following information is provided for the Company’s executive officers as of January 1, 2008. Messrs. Dugan and Awerkamp are also directors of the Company. The executive officers are elected annually by the Board of Directors.
     Dan S. Dugan, age 67, has served as the Chairman of the Company since 1983 and MTSB since 1980. He served as President and Chief Executive Officer of the Company from 1983 until his retirement on February 28, 2007 and as President and CEO of MTSB from 1980 to 2005. Mr. Dugan continues to serve as a director of MTSB, Perry, Farmers, Mid-America, Royal Palm and HNB.
     Ted T. Awerkamp, age 50, succeeded Mr. Dugan as President and Chief Executive Officer of the Company effective March 1, 2007, and also serves as a director of MTSB, Marine Bank, Brown County, Royal Palm and HNB. Mr. Awerkamp previously held the position of Vice President and Secretary of the Company since 1994, as well as President and CEO of MTSB since 2005. He served as Executive Vice President and Chief Operating Officer of MTSB from 1993 to 2005. Prior to that time, he served as Assistant Vice President and Vice President of MTSB and as President of the former Security State Bank of Hamilton (now merged with Marine Bank and Trust). Mr. Awerkamp has been a member of the Board of Directors of the Company and MTSB since 1994.

     Michael P. McGrath, age 53, has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company since December 2006, and as Secretary of the Company since March 1, 2007. He served as Vice President and Treasurer of the Company from 1986 to December 2006 and as Senior Vice President and Controller of MTSB from 2002 to December 2006. From 1985 through 2002, he served as Vice President and Controller of MTSB. Prior to 1985, he was a certified public accountant with the firm of Gray Hunter Stenn LLP in Quincy, Illinois.
     Daniel J. Cook, age 52, has served as Executive Vice President and Chief Investment Officer of the Company since December 2006. He served as Vice President-Investments of the Company from 2005 to December 2006 and Senior Vice President-Investments of MTSB from 2002 to December 2006. Prior to 2002, he served as Vice President-Investments for MTSB. Mr. Cook also has served as President of MII since January 2003. Before joining MTSB in 1993, Mr. Cook was Vice President-Investments of Southwest Bank of St. Louis. He coordinates investment purchases and sales, manages asset/liability allocations, and assists in formulating and executing investment policies for the Company and its subsidiary banks.

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
     Based on information obtained from the American Stock Exchange and the OTCBB, the high and low bid quotations for the Common Stock for each of the quarters of 2007 and 2006, the two last completed fiscal years of the Company, are set forth in the table below and have been adjusted to reflect the three-for-two stock split in December 2007. All such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.
     As of December 31, 2007, there were 231 record holders of the Common Stock, which includes 51 holders whose shares are held by The Depository Trust Company, a registered clearing agency, but excludes persons or entities holding stock in nominee or street name through various banks, brokerage houses and other institutions. The exact number of beneficial owners is unknown to the Company at this time.
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
     For the fiscal years 2007 and 2006, the dollar amount of the dividends paid per share of Common Stock are set forth on the table below. All per share amounts have been restated to reflect the three-for-two stock split in December 2007.

	Price Range		Cash Dividends
	High($)	Low($)	Declared Per Share ($)
2007
1st Quarter	15.08	14.40	.06
2nd Quarter	15.23	14.80	.06
3rd Quarter	16.23	14.13	.06
4th Quarter	17.77	15.30	.06

2006
1st Quarter	16.00	12.89	.0533
2nd Quarter	15.23	14.11	.0533
3rd Quarter	15.00	14.33	.0533
4th Quarter	15.08	14.33	.0533

     There were no issuer purchases of equity securities (i.e., the Company’s common stock) during the three months ended December 31, 2007:

			Total Number of Shares	Maximum Approximate
Fourth Quarter	Total Number of		Purchased as Part of	Dollar Value of Shares that
2007 Calendar	Shares Purchased	Average Price	Publicly Announced	May Yet Be Purchased Under
Month	(1)	Paid per Share (1)	Plans or Programs (2)	the Plans or Programs (3)

October	0	n/a	0	$8,229,424
November	0	n/a	0	$8,229,424
December	0	n/a	0	$8,229,424
Total	0	n/a	0

(1)	The total number of shares purchased and the average price paid per share include, in addition to other purchases, shares purchased in the open market and through privately negotiated transactions by the Company’s 401(k) Profit Sharing Plan. For the months indicated, there were no shares purchased by the Plan.

(2)	Includes only those shares that were repurchased under the Company’s publicly announced stock repurchase program, i.e. the $10 million stock repurchase program approved by the Board on August 15, 2005 and announced on August 17, 2005 (the “2005 Repurchase Program”). Does not include shares purchased by the Company’s 401(k) Profit Sharing Plan.

(3)	Dollar amount of repurchase authority remaining at month-end under the 2005 Repurchase Program, the Company’s only publicly announced repurchase program in effect at such dates. The 2005 Repurchase Program is limited to 883,656 shares (10% of the number of outstanding shares on the date the Board approved the program, adjusted to reflect the three-for-one stock split in June 2006 and the three-for-two stock split in December 2007), subject to adjustment, but not to exceed $10 million in repurchases.

Company Performance
     Set forth below is a line graph comparing the cumulative total stockholder return on the Company’s common stock over an approximately three-year period ending on December 31, 2007, with the cumulative total return on the S&P 500 Regional Banks Index and the Russell 2000 Index over the same period, assuming the investment of $100 in each on February 28, 2005, the first date the Company’s common stock was registered with the Securities and Exchange Commission and listed for trading on the American Stock Exchange, and the reinvestment of all dividends. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of the Company’s common stock.

Company/Index	Feb 05	Mar 05	Jun 05	Sep 05	Dec 05	Mar 06	Jun 06	Sep 06	Dec 06	Mar 07	Jun 07	Sep 07	Dec 07
Mercantile Bancorp, Inc.	$100.00	$103.11	$100.45	$104.89	$104.00	$121.78	$118.93	$116.27	$118.67	$118.67	$121.07	$122.40	$139.60
S&P 500 Regional Banks Index	$100.00	$98.99	$100.79	$96.87	$101.07	$104.39	$105.17	$108.73	$112.03	$109.56	$107.10	$95.85	$76.69
Russell 2000 Index	$100.00	$97.00	$100.88	$105.32	$106.18	$120.67	$114.29	$114.44	$124.22	$126.28	$131.49	$127.03	$120.81

Item 6. Selected Financial Data
     The following selected financial data for each of the five years in the period ended December 31, 2007, have been derived from Mercantile Bancorp, Inc.’s annual consolidated financial statements. The financial data for each of the three years in the period ended December 31, 2007, appears elsewhere in this report. This financial data should be read in conjunction with the financial statements and the related notes thereto appearing in this report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands, except per share data)
BALANCE SHEET ITEMS
Securities	$216,257	$188,579	$165,066	$173,371	$185,093
Loans held for sale	3,338	1,660	3,635	3,367	4,619
Loans	1,201,551	1,031,656	857,648	768,722	637,937
Allowance for loan losses	12,794	10,613	8,082	7,115	5,830
Total assets	1,639,145	1,422,827	1,137,824	1,040,553	906,160
Total deposits	1,319,459	1,166,814	946,129	873,427	758,183
Short-term borrowings	45,589	26,338	32,587	21,385	14,367
Long-term debt	143,358	107,249	51,720	49,758	48,185
Minority interest	9,446	9,198	7,561	3,438	263
Stockholders’ equity	108,282	100,658	91,488	85,982	80,034

RESULTS OF OPERATIONS
Interest and dividend income	$95,943	$76,150	$59,780	$49,786	$46,201
Interest expense	53,461	38,414	24,338	17,993	17,740
Net interest income	42,482	37,736	35,442	31,793	28,461
Provision for loan losses	2,969	3,914	2,368	1,746	2,487
Noninterest income	13,959	13,930	8,547	7,857	8,519
Noninterest expense	39,408	31,616	27,817	25,878	22,986
Minority interest	622	792	648	151	43
Provision for income taxes	3,441	5,025	3,652	3,557	3,153
Net income	10,001	10,319	9,504	8,318	8,311

CAPITAL RATIOS
Total capital to risk-weighted assets	10.49%	10.92%	11.75%	10.42%	11.70%
Tier 1 capital to risk-weighted assets	7.86%	9.70%	10.88%	9.55%	10.80%
Tier 1 capital to average assets	6.72%	8.09%	9.00%	7.49%	8.00%

PER SHARE DATA
Basic earnings per share (1)	$1.15	$1.18	$1.08	$.95	$.95
Cash dividends	.24	0.21	0.20	0.17	0.15
Book value	12.43	11.50	10.35	9.80	9.12

OTHER INFORMATION
Return on average assets	0.68%	0.85%	0.88%	0.83%	0.95%
Return on average equity	9.60%	10.84%	10.59%	9.98%	10.52%
Dividend payout ratio	20.87%	17.80%	18.52%	17.89%	15.79%
Net interest margin	3.18%	3.38%	3.55%	3.43%	3.50%
Average stockholders’ equity to average assets	7.08%	7.87%	8.33%	8.34%	9.00%
Allowance for loan losses as a percentage of total loans	1.06%	1.03%	0.94%	0.92%	0.91%
Full service offices	27	22	18	19	18

(1)	In December 2007, the Company’s Board of Directors approved a three-for-two stock split. Share and per share data in the selected consolidated financial information have been retroactively restated for the stock split as if it occurred on January 1, 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following is management’s discussion and analysis of the financial condition and results of operations of Mercantile Bancorp, Inc. for the years ended December 31, 2007, 2006, and 2005. It should be read in conjunction with “Business,” “Selected Financial Data,” the consolidated financial statements and the related notes to the consolidated financial statements.
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
Overview
General
     Mercantile Bancorp, Inc. is an eight-bank holding company headquartered in Quincy, Illinois with 30 banking facilities (27 full service offices, 1 stand-alone drive-up facility and 2 mortgage banking facilities) serving 22 communities located throughout west-central Illinois, northern Missouri, eastern Kansas and southwestern Florida. In addition to the eight banks included in its consolidated group, the Company has minority interests in ten other banking organizations located in Missouri, Georgia, Tennessee, North Carolina, Florida, Colorado and California. The Company is focused on meeting the financial needs of its markets by offering competitive financial products, services and technologies. It is engaged in retail, commercial and agricultural banking and its core products include loans, deposits, trust and investment management.
     On June 20, 2007, the Company announced it had agreed to acquire an approximate 4.4 percent interest in Solera, a newly organized banking institution headquartered in Lakewood, Colorado, a suburb of Denver. The Company purchased 105,030 shares at a price of $10.00 per share, for a total investment of $1,050,300. As an investor in the shares, the Company also received 21,006 shareholder warrants that represent options to purchase that number of additional shares in Solera at the maturity date in 2010 at $12.50 a share. Solera received all necessary regulatory approvals and opened for business in the third quarter of 2007. This purchase has been recorded as a cost method investment of the Company.
     On July 5, 2007, a partial distribution was made of the Enterprise shares that had been held in escrow since July 5, 2006, the date that Enterprise acquired the outstanding common stock of NorthStar Bancshares, Inc. (including the Company’s 19.6% equity interest in NorthStar) in a stock and cash transaction. Of the total Enterprise shares exchanged for NorthStar shares in that transaction, a portion was placed in escrow in July 2006 as a reserve against potential losses incurred by Enterprise resulting from certain NorthStar loans, and another portion was placed in escrow as a reserve against breach of contract by NorthStar. The termination date for any claims against the escrow for loan losses was July 5, 2007, and at that date any shares not liquidated to resolve loan losses were distributed to the former NorthStar stockholders. The Company’s portion of the July 5, 2007 distribution was 9,503 shares of Enterprise with a market value of $24.64 per share at that date, resulting in the Company recording a gain on sale of assets of approximately $234 thousand in the third quarter of 2007. The termination date for any claims against the escrow for breach of contract was October 5, 2007, and at that date any shares not liquidated to resolve breach of contract issues were distributed to the former NorthStar stockholders. The Company’s portion of the October 5, 2007 distribution was 18,615 shares of Enterprise with a market value of $24.99 per share at that date, resulting in the Company recording a gain on sale of assets of approximately $465 thousand in the fourth quarter of 2007.
     On July 18, 2007, the Company purchased 149,700 shares, representing a 4.99 percent interest, of the outstanding common stock of Manhattan, at a cost of $1,497,000. Los Angeles-based Manhattan is a bank holding company that is the parent of Bank of Manhattan, a community bank serving the banking needs of the South Bay section of Los Angeles County, California, the largest county by population in the nation. Bank of Manhattan opened for business in August of 2007. Manhattan stock is publicly traded on the Over-the-Counter Bulletin Board under the symbol “MNHN”, and has been recorded as an available-for-sale investment of the Company.
     On July 19, 2007 and September 17, 2007, the Company purchased a total of 116,671 shares, representing a 4.99 percent interest, of the outstanding common stock of Brookhaven, at a cost totaling $1,167,000. Headquartered in Atlanta, Georgia, Brookhaven is a state-chartered community bank serving the banking needs of DeKalb County, Georgia, a fast-growing and affluent section of the greater Atlanta metroplex, and opened for business in August of 2007. This purchase has been recorded as a cost method investment of the Company.

     On September 7, 2007, the Company completed the acquisition of 100% of the outstanding common stock of HNB Financial in a cash transaction valued at $31.3 million (including direct costs of the acquisition). HNB Financial has five locations in northeast Missouri. At the date of acquisition, HNB Financial had total assets of $181.0 million, loans of $115.2 million and deposits of $129.6 million. As of December 31, 2007, HNB Financial had total assets of $177.9 million, loans of $118.9 million and deposits of $129.7 million.
     On September 27, 2007, the Company completed the sale of its 36.4% equity position in New Frontier Bancshares, Inc. (“New Frontier”) of St. Charles, Missouri, for approximately $6.8 million. New Frontier repurchased 32,647 shares of its common stock, valued at $208 per share, and paid the Company in cash. The Company had made incremental investments in New Frontier since 2000 totaling approximately $4.7 million, net of amortization of core deposit intangibles, at an average cost of approximately $144 per share. The Company recorded a gain on the sale of approximately $2.1 million in third quarter 2007, which equates to an annualized return on investment of approximately 7.6 percent.
Our Strategy
     The Company’s board of directors has adopted a strategic plan calling for building upon the Company’s successful track record in its market areas by applying its business philosophies and taking advantage of the competitive opportunities management believes are presented by the underallocation of resources by larger regional banks to serve small- to medium-sized businesses effectively. The Company believes its community bank philosophy of emphasizing personalized service and long-term relationships generally not offered by larger competitors, will be successful in its target markets. The strategic plan is focused on significantly improving the core profitability of the franchise by emphasizing, among other things, balance sheet growth, balance sheet repositioning to increase net interest margin, cross-selling to enhance noninterest income, and maintaining strong asset quality. To monitor its effectiveness in achieving the goals of the strategic plan, the Company is focused on the following key performance indicators: earnings per share, growth in loans and total assets, net interest margin, noninterest income as a percentage of total revenue, and nonperforming loans and net charge-offs as percentages of total loans. Management believes that investments made in infrastructure, as well as the ability to offer a variety of financial services in addition to traditional loan and deposit products will allow the Company to successfully expand.
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
Improving Core Profitability
     The strategic plan is focused on improving the core profitability of the franchise, specifically as measured by earnings per share. Earnings per share for the years ended December 31, 2007, 2006, and 2005 were $1.15, $1.18 and $1.08, respectively. Management believes that improvement in profitability and earnings per share will be accomplished through the following initiatives.

Growth
     The Company’s primary objective has been to grow the organization in the markets it currently serves, which are predominantly rural communities. However, the Company also is engaged in an effort to diversify its business by expanding into urban areas that are not so dependent on the agricultural economy. In this regard, the Company has acquired equity interests in several banking organizations located in larger cities or suburban communities near larger cities. In 2006, the Company entered the high-growth market in southwest Florida with its purchase of 100% of the outstanding common stock of Royal Palm Bancshares, Inc. in Naples, Florida. In 2007, the Company acquired 100% of the outstanding common stock of HNB Financial Services, Inc., based in Hannibal, Missouri, but with branch locations established in a rapidly growing area northwest of St. Louis. Additionally, in February 2008 the Company announced the opening of a loan production office in Carmel, Indiana, a suburb of Indianapolis. This office will initially operate as an adjunct of Mercantile Bank, but the Company’s intent is to develop it into a full service banking facility.
     The Company has further pursued diversification over the past several years by acquiring minority equity interests in de novo (startup) or relatively new banks located in or near larger metropolitan areas such as New Frontier Bancshares, Inc. in St. Charles, Missouri (a suburb of St. Louis), NorthStar Bancshares, Inc. in Liberty, Missouri (a suburb of Kansas City), Integrity Bank in Jupiter, Florida (located near West Palm Beach), GBC Bancorp, Inc. in Lawrenceville, Georgia (a suburb of Atlanta), Premier Bancshares, Inc. in Jefferson City, Missouri (the state capitol of Missouri), Premier Community Bank of the Emerald Coast in Crestview, Florida (located on the Gulf Coast in the Florida panhandle), Paragon National Bank in Memphis, Tennessee, , Solera National Bancorp, Inc. in Lakewood, Colorado (a suburb of Denver), Manhattan Bancorp, Inc. in Los Angeles, California, and Brookhaven Bank in Atlanta, Georgia. Management feels that these investments offer the Company excellent potential for growth in value, as they are located in more densely populated, higher growth areas.
     The Company’s goal in purchasing minority interest positions in banks with high-growth potential is to either acquire controlling interest at some point in the future, or to realize gains on the sale of the investments. This strategy produced excellent results in 2006 and 2007, as the Company sold three of its investments. In 2006, the Company sold its investments in NorthStar Bancshares and GBC Bancorp, resulting in pre-tax gains of approximately $4.3 million, as well as the acquisition of stock in two other bank holding companies. The Company’s shares of NorthStar were partially exchanged for shares of Enterprise Financial Services, Inc. of Clayton, Missouri (a suburb of St. Louis), while the GBC stock was exchanged for shares in First Charter Corporation of Charlotte, North Carolina. Both Enterprise and First Charter meet the Company’s criteria of well-managed banks in high-growth markets, and offer further potential for the Company to realize gains on these holdings. In 2007, the Company sold its investment in New Frontier Bancshares, Inc. in a cash deal that generated a pre-tax gain of approximately $2.1 million, and also received additional shares of Enterprise that had been held in escrow since the 2006 sale of NorthStar, resulting in 2007 pre-tax gains of approximately $699 thousand.
     The Company’s total assets have grown from $906 million at December 31, 2003 to $1.6 billion at December 31, 2007. The Company believes that as it continues to grow it will be able to take advantage of the economies of scale typically enjoyed by larger organizations. Management feels that the investments made in infrastructure and product offerings are sufficient to support a much larger organization, and thus increases in noninterest expenses going forward should be lower than its proportional increase in assets and revenues. The effect of these trends going forward should have a positive impact on profitability.

Balance Sheet Repositioning
     Although the Company has been successful in developing business in its markets in west-central Illinois and northeast Missouri, management feels that the potential for continued growth in these areas is not as strong as urban and suburban areas that are less dependent upon the agricultural economy, and as a result, has pursued diversification over the past several years by acquiring equity interests in banks located in or near larger metropolitan areas. In addition, the Company has utilized the relationships established with these banks to purchase commercial, residential real estate and commercial real estate loan participations, which serves to increase the volume of loans as well as diversifying the geographic concentration in the loan portfolio. The Company believes that by expanding beyond its traditional markets, it will have the opportunity to improve the proportion of loans on the balance sheet relative to earning assets. With continued emphasis on loan growth as well as opportunities to restructure liabilities to control the cost of funds, the Company expects to see an increase in net interest margin that would result in a higher level of profitability. In order to achieve the increase in net interest margin, management focuses on increasing average loans as a percentage of total assets, average earning assets as a percentage of total assets, and average earning assets as a percentage of interest-bearing liabilities. The Company’s average loans to total assets decreased slightly from 75.0% as of December 31, 2006 to 73.7% as of December 31, 2007. Average earning assets to total assets also decreased slightly from 92.3% as of December 31, 2006 to 90.6% as of December 31, 2007 and average earning assets to interest-bearing liabilities decreased slightly from 112.3% as of December 31, 2006 to 108.0% as of December 31, 2007. These decreases in the earning asset ratios in 2007 were primarily attributable to the Company’s acquisitions of Royal Palm and HNB Financial, resulting in an increase in goodwill of $26.6 million and $11.8 million, respectively, as well as $6.7 million of premises and equipment acquired in the HNB Financial purchase and an additional $9.7 million in premises and equipment expended to construct a new banking center at MTSB.
Increase Cross-Selling
     In addition to enhancing noninterest income, the Company believes its residential mortgage banking and trust and investment management departments will continue to provide substantial opportunities to cross-sell among the client bases of the different lines of business. The Company has been successful in cross-selling loan and deposit products to mortgage banking and trust customers, as well as selling trust and investment management products to existing bank customers. To build on this success, management has instituted training programs to further enhance cross-selling efforts and continue to develop ways to create incentives for employees to cross-sell services. The Company’s goal is to generate noninterest income of 10% to 20% of total revenue. Noninterest income to total revenue was 12.7% for the year ended December 31, 2007 and 15.5% for the year ended December 31, 2006.
     In 2005, MTSB hired a new trust officer, and in 2007 added a second officer, who are both operating out of an office located in St. Charles, Missouri. Management believes that this is an opportunity to increase noninterest income by providing trust services, as well as cross-selling other bank products, to a larger and rapidly growing market, and that the commitment to high-quality, personalized service will enable the Company to compete effectively with existing providers in the area. This office has generated approximately $17.8 million as of December 31, 2007 and $9.5 million as of December 31, 2006 in assets under management and in custodial accounts. Additionally, marketing efforts targeted at area lawyers and estate planning professionals have created the potential for increased estate and trust fees in the future. In March 2007, MTSB hired a second trust officer for the St. Charles office in order to meet the demand for wealth management services in this high-growth area.

     During 2005, Farmers entered into employment contracts with five licensed securities brokers based at the St. Joseph, Missouri banking facility to provide, on behalf of the bank, personal financial advisory services, including the sale of non-deposit investment products through a national securities clearing house. During 2006, Heartland entered into a similar arrangement with a broker based out of its Prairie Village, Kansas banking facility. Compensation for each broker is based on a percentage of the commissions generated on the sale of the investment securities. In addition, the banks have entered into advanced compensation agreements with the brokers, whereby the bank prepays commissions in three installments over a period of six years for Farmers, and in a one-time payment for Heartland. The banks have recorded payments made under the agreements totaling approximately $1.2 million in “other assets”, which is being amortized to other noninterest expense as earned. The brokers are responsible for repayment of a proportionate share of the advance if the brokers are no longer employed by the bank during any period for which an advanced payment was made. Additional advanced compensation payments will be approximately $375 thousand in 2008 and 2011. Management is confident that this strategy of employing experienced brokers with an existing customer base will be a significant source of fee income from the brokerage operation, as well as providing an excellent opportunity to cross-sell the brokerage customers into other banking products and services. The brokerage operation at Farmers generated revenue of $739 thousand in 2007, compared to $720 thousand in 2006. Heartland’s brokerage operation was established late in 2006, and generated revenue of $30 thousand for the year, compared to $305 thousand in 2007, its first full year. Management feels that brokerage fee income will continue to grow, and is exploring opportunities to establish brokerage operations at the Company’s other subsidiaries.
Asset Quality
     The Company has placed great emphasis on maintaining strong asset quality. In addition to the use of traditional credit measures, a quarterly review of each subsidiary bank’s loan portfolio is performed by a team of employees independent of the lending function to assist in strengthening the credit review process and setting performance benchmarks in the areas of nonperforming assets, charge-offs, past dues, and loan documentation. The ratio of non-performing loans and non-performing other assets to total loans was 2.18% as of December 31, 2007, compared to .65% as of December 31, 2006. The increase in this ratio in 2007 was primarily due to several large commercial real estate loans in which the borrowers have experienced cash flow problems and been unable to meet their debt service obligations, as a result of the weakening real estate market nation-wide, and particularly in the Southeast. Management has transferred these loans to non-accrual status while its lenders work with the borrowers to develop a plan to bring the loans current again. In certain cases, though, management has found it necessary to repossess the collateral, and the balances (net of any anticipated loss) are transferred to “Foreclosed assets held for sale”. Management is confident that the non-performing loans can be monitored to prevent further deterioration of credit quality, and that the Company’s allowance for loan losses is sufficient to absorb any losses in the portfolio. Despite the increase in non-performing loans and non-performing other assets, the ratio of net charge-offs to average total loans decreased to .18% for the year ended December 31, 2007, compared to .34% for the year ended December 31, 2006. The charge-off of a single commercial loan of $1.5 million in 2006 increased the 2006 ratio above historical levels, while charge-off activity in 2007 was more representative of the Company’s past experience.
Results of Operations
     The Company generates the majority of its revenue from interest on loans, income from investment securities and service charges on customer accounts. These revenues are offset by interest expense incurred on deposits and other borrowings and noninterest expense such as administrative and occupancy expenses. Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest margin is determined by dividing net interest income by average interest-earning assets. Interest and dividend income is the largest source of revenue, representing 87% of total revenue during 2007 and 85% of total revenue during 2006. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin.

     The Company’s net interest margin declined in 2007, primarily due to the shift in spread between long-term and short-term rates that created a flat, and sometimes inverted, yield curve throughout most of 2007. The impact of the flat or inverted curve was a compression of net interest margin, as more assets are tied to the long end of curve, while more liabilities are tied to the short end. Rates on residential mortgage loans, in particular, remained low relative to deposit and borrowing rates. Despite this challenging rate environment, the Company was able to increase net interest income due to growth in the volume of earning assets (primarily loans) with the ability to take advantage of the higher rate environment also contributing to the increase. Net interest margins were 3.18%, 3.38%, and 3.55%, for the years ended December 31, 2007, 2006, and 2005, respectively.
     Management believes that interest rates will continue to decline through most of 2008, and that the Company is positioned to take advantage of this environment. A reduction in rates should result in a more attractive yield curve, easing the pressure on funding costs for the Company, and thereby improving net interest margins. The Company’s strategy is to increase net interest income by aggressively monitoring its asset base for opportunities to improve yields, by continuing to focus on loan growth and loan and securities repricing opportunities, while monitoring liabilities to limit increases in cost of funds by considering alternative funding sources. The Company plans to continue its growth, both internally and through acquisitions, by utilizing management’s underwriting and credit administration skills to generate high-quality loans. Funding for this loan growth will be provided primarily by attracting additional deposits in the Company’s local markets, but alternative sources, such as brokered deposits, repurchase agreements and Federal Home Loan Bank advances, will be considered if competitive pressures drive the cost of local deposits too high.
     Net income was $10.0 million, $10.3 million, and $9.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Net income for the year ended December 31, 2007 decreased $318 thousand or 3.1% from $10.3 million for 2006. The main factors contributing to the decrease in net income in 2007 were an increase in noninterest expense of $7.8 million, offset by an increase in net interest income of $4.7 million, a decrease in provision for loan losses of $945 thousand, an increase in noninterest income of $29 thousand, a decrease in minority interest of $170 thousand and a decrease in provision for income taxes of $1.6 million. Basic earnings per share, reflecting the three-for-two stock split in December 2007, were $1.15, $1.18, and $1.08 for the years ended December 31, 2007, 2006, and 2005, respectively.
Financial Condition
     Total assets at December 31, 2007 were $1.6 billion compared with $1.4 billion at December 31, 2006, an increase of $216 million or 15.2%, primarily attributable to the acquisition of HNB Financial. Total loans, including loans held for sale, at December 31, 2007 were $1.2 billion compared with $1.0 billion at December 31, 2006, an increase of $172 million or 16.6%. Total deposits at December 31, 2007 were $1.3 billion compared with 1.2 billion at December 31, 2006, an increase of $152 million or 13.1%. Total stockholders’ equity at December 31, 2007 was $108.2 million compared with $100.7 million at December 31, 2006, an increase of $7.5 million or 7.5%.
     The Company’s growth in its loan portfolio was the primary factor contributing to the increase in net income in 2007. The allowance for loan losses, as a percentage of total loans, increased as of December 31, 2007, compared with December 31, 2006, lessening the impact on earnings from future losses in the loan portfolio. Nonperforming loans and nonperforming other assets to total loans increased to 2.18% of loans as of December 31, 2007 from .65% of loans as of December 31, 2006. The allowance for loan losses, as a percentage of total loans, increased to 1.06% as of December 31, 2007 from 1.03% as of December 31, 2006. The provision for loan losses decreased $945 thousand to $3.0 million for 2007 from $3.9 million for 2006. Interest rate risk exposure is actively managed and relatively low, and the Company believes it will be able to effectively respond to changes in the interest rate environment in order to enhance net interest margin.

Capital
     As of December 31, 2007 and 2006, the Company and each of its subsidiary banks was categorized as well-capitalized under the capital adequacy guidelines established by the bank regulatory agencies. It is management’s opinion that the healthy capital base, as evidenced by the well-capitalized positions of each of the subsidiaries, puts the Company in excellent position to take advantage of future growth and acquisition opportunities.
Return on Equity and Assets

	2007	2006	2005
Return on assets (net income divided by average total assets)	0.68%	0.85%	0.88%
Return on equity (net income divided by average equity)	9.60%	10.84%	10.59%
Dividend payout ratio (dividends per share divided by net income per share)	20.87%	17.80%	18.52%
Equity to assets ratio (average equity divided by average total assets)	7.08%	7.87%	8.33%
Summary of Banking Subsidiaries and Cost and Equity Method Investments
     The Company’s consolidated income is generated primarily by the financial services activities of its subsidiaries. As of December 31, 2007, the Company has seven wholly-owned banks, one majority-owned bank, and minority interests in ten other unconsolidated banking organizations. The following table illustrates the amounts of net income contributed by each of the consolidated subsidiaries (on a pre-consolidation basis) since January 1, 2005, less purchase accounting adjustments.

		12/31/07	Pre-consolidated Net Income
	Date	Ownership	2007		2006		2005
Subsidiary	Acquired	Percentage	(dollars in thousands)
Mercantile Trust & Savings Bank	4/15/83	100.00%	$5,559	43.2%	$5,571	49.9%	$5,849	49.7%
Marine Bank & Trust	4/02/91	100.00%	1,813	14.1%	1,563	14.0%	1,777	15.1%
Perry State Bank	10/04/94	100.00%	1,888	14.7%	1,601	14.3%	1,441	12.2%
Brown County State Bank	12/07/97	100.00%	923	7.2%	882	7.9%	948	8.0%
Farmers State Bank of Northern Missouri	10/4/99	100.00%	408	3.2%	(246)	(2.2)%	358	3.0%
Mid America Bancorp, Inc.	2/28/05	54.60%	1,322	10.3%	1,655	14.8%	1,407	12.0%
Royal Palm Bancorp, Inc.	11/10/06	100.00%	444	3.4%	148	1.3%	—	0.0%
HNB Financial Services, Inc.	9/07/07	100.00%	497	3.9%	—	0.0%	—	0.0%

Total			$12,854	100.0%	$11,174	100.0%	$11,780	100.0%

     During 2007, Mid-America issued a total of 196 shares of its common stock to minority shareholders, while the Company purchased 3,000 shares of Mid-America’s treasury stock, resulting in the Company’s percentage ownership of Mid-America increasing to 54.6% as of December 31, 2007 from 52.7% as of December 31, 2006.

     The following table details the Company’s cost method investments in common stock of other banking organizations that are not consolidated with the Company:

	(1)
	Premier Community Bank of		(2)		(3)
	the Emerald Coast		Integrity Bank		Premier Bancshares, Inc.
	Number of		Number of		Number of
Date	Shares	Cost	Shares	Cost	Shares	Cost
	(dollars in thousands)
12/02/03			69,500	$695
11/29/05					100,000	$1,000
06/21/06	99,500	$995

3/9/07
Total as of 12/31/07	99,500	$995	69,500	$695	100,000	$1,000

Ownership Percentage as of 12/31/07	4.98%		5.0%		.82%

	(4)		(5)
	Solera National Bancorp, Inc.		Brookhaven Bank
	Number of		Number of
Date	Shares	Cost	Shares	Cost
	(dollars in thousands)
6/20/07	105,030	$1,050
7/17/07			112,275	$1,123
9/17/07			4,396	44

Total as of 12/31/07	105,050	$1,050	116,671	$1,167

Ownership Percentage as of 12/31/07	4.4%		5.0%

(1)	Premier Community Bank of the Emerald Coast is a publicly held bank holding company located in Crestview, Florida, with total assets of $73 million as of December 31, 2007.

(2)	Integrity Bank is a privately held bank located in Jupiter, Florida with total assets of $124 million as of December 31, 2007.

(3)	Premier Bancshares, Inc. is a privately held bank holding company located in Jefferson City, Missouri, with total assets of $1.6 billion as of December 31, 2007.

(4)	Solera Bancshares, Inc. is a privately held bank holding company located in Lakewood, Colorado, with total assets of $24.8 million as of December 31, 2007.

(5)	Brookhaven Bank is a privately held bank located in Atlanta, Georgia with total assets of $39 million as of December 31, 2007.

Critical Accounting Policies
     The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the years ended December 31, 2007 and 2006. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.
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
     Goodwill and Core Deposit and Other Intangibles – Goodwill and core deposit and other intangibles were recognized from the Company’s acquisition of other entities. Core deposit and other intangibles were determined through a core deposit intangible study and, as a result, the Company recorded the core deposit intangibles based on the determined fair value.
     The Company tests goodwill for impairment on an annual basis. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value.
     Core deposit and other intangibles are amortized on the straight-line basis over periods ranging from five to ten years. Such assets and intangible assets with indefinite lives are periodically evaluated as to the recoverability of their carrying value.

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
Results of Operations
Summary
     2007 versus 2006. The Company reported net income of $10.0 million for the year ended December 31, 2007, a decrease of $318 thousand or 3.1% from $10.3 million for 2006. Basic earnings per share for the year ended December 31, 2007 decreased to $1.15 from $1.18 in 2006. The main factors contributing to the decrease in net income in 2007 were an increase in noninterest expense of $7.8 million, offset by an increase in net interest income of $4.7 million, a decrease in provision for loan losses of $945 thousand, an increase in noninterest income of $29 thousand, a decrease in minority interest of $170 thousand, and a decrease in provision for income taxes of $1.6 million.
     The 2007 increase in net interest income of $4.7 million was the result of an increase in interest and dividend income of $19.8 million, partially offset by an increase in interest expense of $15.0 million. The increase in net interest income was due to growth in interest-earning assets, primarily loans, as well as improved yields resulting from the higher interest rate environment in 2007 compared to 2006. The net interest margin decreased to 3.18% for the year ended December 31, 2007 compared to 3.38% for 2006, primarily due to the impact of the inverted yield curve causing rates on interest-bearing liabilities to rise faster than yields on interest-earning assets.
     The 2007 decrease in provision for loan losses of $945 thousand was attributable to a decrease of $1.2 million in net charge-offs in 2007. The reduction of charge-offs in 2007 were largely the result of MTSB charging off $1.5 million of a commercial loan to a construction contractor whose business failed in 2006. The ratio of non-performing loans to total loans increased to 1.91% as of December 31, 2007, compared to .62% as of December 31, 2006. The increase in non-performing loans was primarily due to several large commercial real estate loans in which the borrowers have experienced cash flow problems and been unable to meet their debt service obligations, as a result of the weakening real estate market nation-wide, and particularly in the Southeast. Management has transferred these loans to non-accrual status while its lenders work with the borrowers to develop plans to bring the loans current again. The September 2007 acquisition of HNB Financial also included a $2.1 million commercial real estate loan that was in nonaccrual status. The Company is closely monitoring these loans and has factored the non-performing status of the loans into its determination of the adequacy of the allowance for loan losses.

     The slight increase in noninterest income of $29 thousand in 2007 was primarily due to increases in fiduciary activities of $220 thousand, brokerage fees of $348 thousand, customer service fees of $526 thousand, and cash surrender value of life insurance of $273 thousand. These were offset by a decrease in net gains on sales of equity and cost method investments of $1.4 million. The increase in fiduciary activities was due to growth in assets under management of the Company’s trust departments from $526 million as of December 31, 2006 to $616 million as of December 31, 2007, with approximately $33 million of that growth coming from the acquisition of HNB Financial. The increase in brokerage fees was primarily attributable to expansion of the brokerage operations established at Farmers and Mid-America. The increases in customer service fees, other service charges and fees, and cash surrender value of life insurance were all primarily attributable to the acquisition of HNB Financial. The decrease in net gains on sales of equity and cost method investments was primarily due to the Company recognizing approximately $4.3 million from the sales of NorthStar Bancshares, Inc. and GBC Bancorp, Inc. in 2006, compared to $2.9 million in 2007 from the sale of New Frontier Bancshares, Inc. and the receipt of additional proceeds from the sale of Northstar.
     The 2007 increase in noninterest expense of $7.8 million was largely due to increases in salaries and employee benefits of $5.0 million, net occupancy expense of $694 thousand, equipment expense of $717 thousand, professional fees of $211 thousand, and other noninterest expense of $1.0 million. The increase in salaries and employee benefits was primarily due to recognizing the first full year of expense attributable to the November 2006 acquisition of Royal Palm, the September 2007 acquisition of HNB Financial, Heartland’s growth, including the opening of two new branches in 2006, and changes in the Company’s senior management that occurred during the first quarter of 2007. The increase in net occupancy expense and equipment expense were primarily due to the November 2006 acquisition of Royal Palm and the September 2007 acquisition of HNB Financial. The increase in professional fees was primarily attributable to expanded investor relations efforts and consulting fees related to the consideration of acquisition opportunities. The increase in other noninterest expense was primarily due to the November 2006 acquisition of Royal Palm, the September 2007 acquisition of HNB Financial, and growth at Heartland.
     The 2007 decrease in minority interest of $170 thousand was attributable to Mid-America’s decrease in pre-consolidated net income from $1.7 million in 2006 to $1.3 million in 2007. This decrease was mainly caused by Mid-America’s increase in provision for loan loss due to both loan growth and a deterioration of quality in a single, large commercial real estate loan.
     The 2007 decrease in provision for income taxes of $1.6 million was primarily due to a decrease in net income before taxes. The effective tax rate was 25.6% for 2007 compared to 32.7% for 2006. The decrease in 2007 was primarily due to additional non-taxable income from tax-exempt loans and earnings on cash surrender value of life insurance, as well as a reduction in the Illinois state income tax apportionment factor due to the inclusion of Royal Palm and HNB Financial in consolidated taxable income for 2007.
     The Company’s return on average assets was .68%, .85%, and .88% for the years ended December 31, 2007, 2006, and 2005, respectively, and return on average equity was 9.60%, 10.84%, and 10.59% for the years ended December 31, 2007, 2006, and 2005, respectively.
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

     The 2006 increase in net interest income of $2.3 million was the result of an increase in interest and dividend income of $16.4 million, partially offset by an increase in interest expense of $14.1 million. The increase in net interest income was due to growth in interest-earning assets, primarily loans, as well as improved yields resulting from the higher interest rate environment in 2006 compared to 2005. The net interest margin decreased to 3.38% for the year ended December 31, 2006 compared to 3.55% for 2005, primarily due to the impact of the inverted yield curve causing rates on interest-bearing liabilities to rise faster than yields on interest-earning assets. The 2006 increase in provision for loan losses of $1.5 million was attributable to an increase of $1.7 million in net charge-offs in 2006. The additional charge-offs in 2006 were largely the result of MTSB charging off $1.5 million of a commercial loan to a construction contractor whose business failed in 2006. The ratio of non-performing loans to total loans increased to .62% as of December 31, 2006, compared to .58% as of December 31, 2005. The increase in non-performing loans was primarily due to the November 2006 acquisition of Royal Palm.
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
     The Company’s return on average assets was .85% and .88% for the years ended December 31, 2006 and 2005, respectively, and return on average equity was 10.84% and 10.59% for the years ended December 31, 2006 and 2005, respectively.

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

Consolidated Average Balance Sheets
     The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earnings assets, the interest expense paid for interest-bearing liabilities, and the related interest rates:

	At
	December 31	Years Ended December 31,
	2007		2007			2006			2005
	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Cost	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Assets
Interest-bearing demand deposits	4.00%	$16,887	$899	5.32%	$21,703	$767	3.53%	$11,796	$358	3.03%
Federal funds sold	3.00%	23,157	1,219	5.26%	11,117	577	5.19%	4,461	134	3.00%
Securities
Taxable
U.S. treasuries and government agencies	4.39%	26,359	1,379	5.23%	16,572	776	4.69%	6,665	219	3.29%
Mortgage-backed securities	4.82%	41,610	2,120	5.09%	42,906	2,062	8.81%	55,067	2,316	4.21%
Other securities	7.14%	83,517	4,466	5.35%	62,952	2,936	4.66%	61,530	2,256	3.67%

Total taxable		151,486	7,965	5.26%	122,430	5,774	4.72%	123,262	4,791	3.89%
Non-taxable – State and political subdivision (3)	3.58%	50,298	1,830	3.64%	48,991	1,783	3.64%	46,635	1,775	3.81%
Loans (net of unearned discount) (1)(2)	6.80%	1,085,606	83,848	7.72%	907,671	67,060	7.39%	806,955	52,487	6.50%
Federal Home Loan Bank stock	3.91%	6,399	182	2.84%	5,654	189	3.34%	5,287	235	4.44%

Total interest-earning assets (1)		$1,333,833	$95,943	7.19%	$1,117,566	$76,150	6.81%	$998,396	$59,780	5.99%

Cash & due from banks		$26,511			$25,153			$23,387
Premises and equipment		30,881			19,313			17,301
Foreclosed assets held for sale, net		1,187			411			509
Equity method investment in common stock		2,765			5,641			6,433
Cost method investment in common stock		5,481			3,715			1,849
Interest receivable		10,506			8,758			7,040
Cash surrender value of life insurance		19,677			16,450			15,617
Allowance for loan loss		(11,713)			(8,812)			(7,513)
Goodwill		36,237			2,005			1,716
Intangible assets		3,806			7,839			6,193
Other		13,566			12,461			7,030

Total assets		$1,472,737			$1,210,500			$1,077,958

Liabilities
Interest-bearing transaction deposits	1.42%	$116,908	$1,892	1.62%	$107,126	$1,499	1.40%	$110,763	$1,066	0.96%
Savings deposits	2.21%	74,353	1,847	2.48%	54,572	876	1.61%	54,372	536	0.99%
Money-market deposits	2.40%	191,934	7,402	3.90%	124,484	4,165	3.35%	100,227	1,925	1.92%
Time and brokered time deposits	4.23%	696,542	33,630	4.83%	610,202	26,531	4.35%	544,096	17,658	3.25%
Short-term borrowings	5.31%	38,772	1,945	4.89%	28,738	1,389	4.83%	22,272	676	3.04%
Long-term debt	5.46%	68,239	3,437	5.06%	44,022	2,293	5.66%	46,380	2,257	4.87%
Junior subordinated debentures	6.79%	48,112	3,308	6.64%	25,775	1,661	6.44%	3,631	220	6.06%

Total interest-bearing liabilities		$1,234,860	$53,461	4.33%	$994,919	$38,414	3.86%	$881,741	$24,338	2.76%

Demand deposits		$112,091			$101,302			$93,450
Interest payable		6,110			4,698			2,828
Other liabilities		5,995			6,064			4,783
Minority interest		9,480			8,301			5,386
Stockholders’ equity		104,201			95,216			89,770

Total Liabilities and Stockholders’ Equity		$1,472,737			$1,210,500			$1,077,958

Interest spread				2.86%			2.95%			3.23%
Net interest income			42,482			37,736			35,442
Net interest margin				3.18%			3.38%			3.55%

Interest-earning assets to interest-bearing liabilities		108.01%			112.33%			113.23%

(1)	Non-accrual loans have been included in average loans, net of unearned discount

(2)	Includes loans held for sale

(3)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.

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

	Years Ended December 31, 2007, 2006 and 2005
	Year 2007 vs. 2006 Change			Year 2006 vs. 2005 Change
	Average	Average	Total	Average	Average	Total
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
	(dollars in thousands)
Increase (decrease) in interest income:
Interest-bearing bank deposits	$(196)	$328	$132	$342	$67	$409
Federal funds sold	634	8	642	298	145	443
Investment securities:
U.S. treasuries and agencies	503	100	603	433	125	558
Mortgage-backed securities	(64)	122	58	(556)	302	(254)
States and political subdivision (1)	48	(1)	47	88	(80)	8
Other securities	1,056	474	1,530	53	626	679
Loans (net of unearned discounts)	13,631	3,157	16,788	6,977	7,596	14,573
Federal Home Loan Bank stock	23	(30)	(7)	15	(61)	(46)

Change in interest income (1)	15,635	4,158	19,793	7,650	8,720	16,370

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	145	248	393	(36)	469	433
Savings deposit	387	584	971	2	338	340
Money-market deposits	2,526	711	3,237	551	1,689	2,240
Time and brokered time deposits	3,987	3,112	7,099	2,337	6,536	8,873
Short-term borrowings	502	54	556	234	479	713
Long-term debt	2,697	94	2,791	1,083	394	1,477

Change in interest expense	10,244	4,803	15,047	4,171	9,905	14,076

Increase (decrease) in net interest income (1)	$5,391	$(645)	$4,746	$3,479	$(1,185)	$2,294

(1)	The tax exempt income for state and political subdivision is not recorded on a tax equivalent basis.
     2007 versus 2006. Average earning assets increased 19.4% or $216 million to $1.3 billion during the year ended December 31, 2007 from the December 31, 2006 average balance of $1.1 billion. The average balance of loans increased 19.6% or $178 million to $1.1 billion during 2007 from the December 31, 2006 average balance of $907.7 million. Approximately $38 million of the growth in average loan balances was generated at Mid-America, which is one of the Company’s more rapidly growing subsidiaries, $40 million was due to the September 2007 acquisition of HNB Financial, another $97 million was due to recognizing the first full year of average loan balances from Royal Palm, with the remainder attributable to moderate growth at the other subsidiary banks. The average balance of U.S. treasury and government agency securities increased 59.1% or $9.8 million to $26.4 million during 2007 from the December 31, 2006 average balance of $16.6 million. The average balance of mortgage-backed securities decreased 3.0% or $1.3 million to $41.6 million during 2007 from the December 31, 2006 average balance of $42.9 million. The average balance of other securities, primarily collateralized mortgage obligations, increased 32.7% or $20.6 million to $83.5 million during 2007 from the December 31, 2006 average balance of $63.0 million. The average balance of nontaxable state and political subdivision securities increased 2.7% or $1.3 million to $50.3 million during 2007 from the December 31, 2006 average balance of $49.0 million. The purchase of additional U.S. treasury and government agency securities and nontaxable state and political subdivision securities in 2007 reflected the attractive yields and cash flow characteristics of those securities relative to other investment opportunities.

     The balance of interest-bearing liabilities averaged $1.2 billion at December 31, 2007, an increase of $239.9 million or 24.1% from the December 31, 2006 average balance of $994.9 million. The average balance of money market deposits increased 54.2% or $67.5 million to $191.9 million during 2007 from the December 31, 2006 average balance of $124.5 million. The average balance of time and brokered time deposits increased 14.1% or $86.3 million to $696.5 million during 2007 from the December 31, 2006 average balance of $610.2 million. Approximately $19 million of the growth in average time and brokered time deposits was generated at Mid-America, which is one of the Company’s more rapidly growing subsidiaries, $20 million was due to the September 2007 acquisition of HNB Financial, another $80 million was due to the November 2006 acquisition of Royal Palm, with the remainder attributable to moderate growth at the other subsidiary banks. The average balance of long-term debt increased 55.0% or $24.2 million to $68.2 million during 2007 from the December 31, 2006 average balance of $44.0 million, due to the additional debt incurred to finance the Royal Palm and HNB Financial acquisitions. The average balance of junior subordinated debentures increased 86.7% or $22.3 million to $48.1 million during 2007 from the December 31, 2006 average balance of $25.8 million, due to the HNB Financial acquisition. Lesser increases were experienced in the average balances of savings deposits and short-term debt.
     The balance of noninterest-bearing demand deposits averaged $112.1 million at December 31, 2007, an increase of $10.8 million or 10.7% from the December 31, 2006 average balance of $101.3 million. Royal Palm and HNB Financial accounted for approximately $4.2 million and $5.5 million, respectively, of the increase in 2007.
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
     The Company’s net interest margin expressed as a percentage of average earning assets was 3.18% for the year ended December 31, 2007 a decrease of 20 basis points from 3.38% in 2006. The interest spread, expressed as the difference between yield on average earning assets and the cost of average interest-bearing liabilities, was 2.86% for the year ended December 31, 2007, a decrease of 9 basis points from 2.95% for the same period in 2006.
     Interest income increased $19.8 million or 26.0% to $95.9 million for the year ended December 31, 2007, as compared to interest income of $76.2 million for the year ended December 31, 2006. The increase in interest income is due to growth of average interest-earning assets, primarily loans, as well as improved yields resulting from the higher interest rate environment in 2007 compared to 2006. The average yield on interest-earning assets increased 38 basis points to 7.19% for the year ended December 31, 2007 as compared to 6.81% for 2006.
     Interest expense increased $15.0 million or 39.2% to $53.5 million for the year ended December 31, 2007 as compared to interest expense of $38.4 million for the year ended December 31, 2006. The increase in interest expense is attributable primarily to the growth in the average balance of money market deposits, time and brokered time deposits, long-term debt and junior subordinated debentures, as well as an increase in the rates paid on most interest-bearing liabilities. The increase in rates paid on liabilities for 2007 was consistent with the increase in general market rates as dictated by the Federal Reserve. The average rate paid on interest-bearing liabilities rose 47 basis points to 4.33% for 2007 as compared to 3.86% for 2006.
     Net interest income increased $4.7 million or 12.6% for the year ended December 31, 2007 to $42.5 million from $37.7 million for the same period in 2006. For the year ended December 31, 2007, the average yield on interest-earning assets increased 38 basis points compared to the same period in 2006, but was more than offset by an increase of 47 basis points in the average rate paid on interest-bearing liabilities, resulting in a net decrease in interest spread of 9 basis points. Growth in interest-earning assets, primarily loans, partially offset by the decrease in interest spread, allowed for the improvement in net interest income.

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
Provision for Loan Losses
     2007 versus 2006. The provision for loan losses decreased $945 thousand to $3.0 million for the year ended December 31, 2007 from $3.9 million for the year ended December 31, 2006. Net charge-offs decreased to $1.9 million for the year ended December 31, 2007 from $3.1 million for the year ended December 31, 2006. The decreases in both provision for loan losses and net charge-offs were largely due to MTSB charging off $1.5 million of a commercial loan to a construction contractor whose business failed in 2006. Total non-performing loans increased to $23.0 million as of December 31, 2007, from $6.4 million as of December 31, 2006. The ratio of non-performing loans to total loans increased to 1.91% as of December 31, 2007, compared to .62% as of December 31, 2006. The increase in non-performing loans was primarily due to several large commercial real estate loans in which the borrowers have experienced cash flow problems and been unable to meet their debt service obligations, as a result of the weakening real estate market nation-wide, and particularly in the Southeast. Management has transferred these loans to non-accrual status while its lenders work with the borrowers to develop a plan to bring the loans current again. The September 2007 acquisition of HNB Financial also included a $2.1 million commercial real estate loan that was in nonaccrual status. The Company is closely monitoring these loans and has factored the non-performing status of the loans into its determination of the adequacy of the allowance for loan losses.
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
Noninterest Income
     2007 versus 2006. Total noninterest income increased $29 thousand or .2% for the year ended December 31, 2007 to $13.96 million from $13.93 million for the year ended December 31, 2006. The increase in 2007 was primarily due to increases in fiduciary activities of $220 thousand, brokerage fees of $348 thousand, customer service fees of $526 thousand and cash surrender value of life insurance of $273 thousand. These were largely offset by a decrease in net gains on sales of equity and cost method investments of $1.4 million. As a percentage of total revenue, total noninterest income was 12.7% and 15.5% for the years ended December 31, 2007 and 2006, respectively.

     Income from fiduciary activities increased $220 thousand or 10.0% for the year ended December 31, 2007 to $2.4 million from $2.2 million for the year ended December 31, 2006. The majority of this increase was attributable to growth in assets under management of the Company’s trust departments from $526 million as of December 31, 2006 to $616 million as of December 31, 2007. This growth was due to new customer relationships, additional investment assets for existing customers, and approximately $33 million of managed assets added with the acquisition of HNB Financial. The Company’s trust departments continue to experience growth in professionally managed investment accounts (primarily endowment and organizational accounts) and in employee benefit accounts. Many of these were formerly custodial accounts, but the customers have engaged the Company to provide investment management services as well. The fee structure for investment management services is greater than that for custodial services, and the Company believes these accounts will continue to provide a stable source of fee income in the future, with the potential for growth through referrals. The Company also continued to benefit from executor appointment fees in 2007. While executor fees are generally one-time events following the death of a client, the Company believes that this source of revenue will continue to grow due to the Company’s success in developing future executor appointments in client wills. The growth in both assets under management and executor fees was enhanced by the trust office in St. Charles, Missouri, which opened in February 2005, and the Company expects this office to be a substantial source of new business in the future.
     Brokerage fees increased $348 thousand or 31.1% for the year ended December 31, 2007 to $1.5 million from $1.1 million for the year ended December 31, 2006, primarily due to the continued growth of brokerage and financial advisory operations at Farmers (opened in 2005) and Mid-America (opened in 2006). Farmers generated $739 thousand in fees in 2007, compared to $720 thousand in 2006, while Mid-America increased its fees to $305 thousand for the full year in 2007, compared to $30 thousand for a partial year in 2006.
     Customer service fees increased $526 thousand or 14.6% for the year ended December 31, 2007 to $4.1 million from $3.6 million for the year ended December 31, 2006, primarily due to the September 2007 acquisition of HNB Financial.
     The net increase in cash surrender value of life insurance increased $273 thousand or 41.8% for the year ended December 31, 2007 to $926 thousand from $653 thousand for the year ended December 31, 2006, primarily due to improved yields on the Company’s bank-owned life insurance assets.
     Net gains on sales of equity and cost method investments were $2.9 million for the year ended December 31, 2007, compared to $4.3 million for the year ended December 31, 2006. In 2007, the Company sold its investment in New Frontier Bancshares, Inc. in a cash deal that generated a pre-tax gain of approximately $2.1 million, and also received additional shares of Enterprise Financial Services, Inc. that had been held in escrow since the 2006 sale of NorthStar Bancshares, Inc., resulting in 2007 pre-tax gains of approximately $699 thousand. The 2006 gains were generated from the sales of NorthStar and GBC Bancorp, Inc., as described below.
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
     Income from fiduciary activities increased $281 thousand or 14.7% for the year ended December 31, 2006 to $2.2 million from $1.9 million for the year ended December 31, 2005. The majority of this increase was attributable to growth in assets under management of the Company’s trust departments from $458 million as of December 31, 2005 to $526 million as of December 31, 2006. This growth was due to both new customers and increases in market value of existing assets, with the most significant growth occurring in professionally managed investment accounts and employee benefit accounts.

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
Noninterest Expense
     2007 versus 2006. Total noninterest expense increased $7.8 million or 24.6% for the year ended December 31, 2007 to $39.4 million from $31.5 million for the year ended December 31, 2006. The 2007 increase was largely due to increases in salaries and employee benefits of $5.0 million, net occupancy expense of $694 thousand, equipment expense of $717 thousand, professional fees of $211 thousand and other noninterest expense of $1.0 million. As a percentage of total revenue, total noninterest expense was 35.9% and 35.1% for the years ended December 31, 2007 and 2006, respectively.
     Salaries and employee benefits increased $5.0 million or 27.4% for the year ended December 31, 2007 to $23.3 million, from $18.3 million for the year ended December 31, 2006. Approximately $2.1 million of this increase was due to Royal Palm’s operations being included for the full year in 2007 compared to a partial year in 2006 when Royal Palm was acquired. Another $892 thousand was due to the September 2007 acquisition of HNB Financial. Heartland’s growth, including the opening of two new branches late in 2006, resulted in the addition of twelve full-time equivalent employees, and an increase of approximately $902 thousand in salaries and employee benefits at that subsidiary. Another $200 thousand of the increase was due to higher employee medical insurance expense as inflation in health care costs continued to surpass general inflationary trends. The remainder of the 2007 increase was due primarily to changes in the Company’s senior management that occurred during the first quarter of 2007 and cost-of-living increases in salaries and employee benefits. Of the total increase in salaries and employee benefits for the year ended December 31, 2006 of $5.0 million, approximately $2.8 million or 57% was attributable to officers, and $2.2 million or 43%, was attributable to non-officers. On average, salaries of officers increased approximately 4% and salaries of non-officers increased approximately 3%. As a percent of average assets, salaries and employee benefits increased to 1.58% for the year ended December 31, 2007, compared to 1.51% for the year ended December 31, 2006. The Company had 441 full-time equivalent employees at December 31, 2007 and 372 full-time equivalent employees at December 31, 2006, an increase of 69 full-time equivalent employees.
     Net occupancy expense increased $694 thousand or 34.7% for the year ended December 31, 2007 to $2.7 million from $2.0 million for the year ended December 31, 2006. Approximately $550 thousand of this increase was attributable to Royal Palm’s operations being included for the full year in 2007 compared to a partial year in 2006 when Royal Palm was acquired, and $137 thousand was attributable to the September 2007 acquisition of HNB Financial.
     Equipment expense increased $717 thousand or 40.3% for the year ended December 31, 2007 to $2.5 million from $1.8 million for the year ended December 31, 2006. Approximately $280 thousand of this increase was attributable to Royal Palm’s operations being included for the full year in 2007 compared to a partial year in 2006 when Royal Palm was acquired, approximately $120 thousand was attributable to the September 2007 acquisition of HNB Financial, and approximately $319 thousand of expense related to the two new branches opened at Heartland in 2006 and equipment upgrades done following the 2006 consolidations of the Company’s Illinois affiliates from six separately chartered banks to three.

     Professional fees increased $211 thousand or 11.8% for the year ended December 31, 2007 to $2.0 million from $1.8 million for the year ended December 31, 2006. Approximately $105 thousand of this increase was attributable to consulting fees related to investor relations activities. The remainder of the increase was due to consideration of acquisition opportunities and expanded utilization of third-party providers, including trust department investment advisory services, asset-liability management consulting and depository sweep processing.
     Other noninterest expense increased $1.0 million or 16.5% for the year ended December 31, 2007 to $7.4 million from $6.4 million for the year ended December 31, 2006. Approximately $1.1million of this increase was attributable to Royal Palm’s operations being included for the full year in 2007 compared to a partial year in 2006 when Royal Palm was acquired. Another $352 thousand of the increase was related to Heartland’s growth, in particular marketing and other expenses associated with the opening of their two new branch facilities in 2006. Approximately $557 thousand of this increase was attributable to the September 2007 acquisition of HNB Financial. These increases were partially offset by a decrease of approximately $580 thousand at Farmers in 2007, largely due to the one-time charge of $450 thousand in 2006 to settle a lawsuit related to the brokerage operation at Farmers’ branch in St. Joseph, Missouri.
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
     Salaries and employee benefits increased $2.4 million or 14.5% for the year ended December 31, 2006 to $18.3 million, from $15.9 million for the year ended December 31, 2005. Approximately $368 thousand of this increase was due to the November 2006 acquisition of Royal Palm. Another $650 thousand was due to Farmers’ brokerage division operating for the full year in 2006 compared to a partial year in 2005. Heartland’s growth resulted in an increase of approximately $680 thousand in salaries and employee benefits at that subsidiary. Another $415 thousand of the increase was due to higher employee medical insurance expense as inflation in health care costs continued to surpass general inflationary trends. These increases for 2006 were partially offset by a nonrecurring adjustment of $203 thousand in 2005 to decrease the discount rate from 7.25% to 5.50% used to determine the liability for post-retirement benefits. The remainder of the 2006 increase was due primarily to cost-of-living increases in salaries and employee benefits. Of the total increase in salaries and employee benefits for the year ended December 31, 2006 of $2.4 million, approximately $1.3 million or 56% was attributable to officers, and $1.1 million or 44%, was attributable to non-officers. On average, salaries of officers increased approximately 4% and salaries of non-officers increased approximately 3%. As a percent of average assets, salaries and employee benefits increased to 1.51% for the year ended December 31, 2006, compared to 1.48% for the year ended December 31, 2005. The Company had 372 full-time equivalent employees at December 31, 2006 and 326 full-time equivalent employees at December 31, 2005, an increase of 46 full-time equivalent employees.
     Professional fees increased $421 thousand or 30.9% for the year ended December 31, 2006 to $1.8 million from $1.4 million for the year ended December 31, 2005. Approximately $150 thousand of this increase was attributable to consulting fees related to investor relations activities and consideration of acquisition opportunities. Another $100 thousand of the increase was related to expenses incurred to consolidate the Company’s Illinois subsidiaries from six separately chartered banks to three. The remainder of the increase was due to expanded utilization of various out-sourced services.
     Other noninterest expense increased $918 thousand or 16.8% for the year ended December 31, 2006 to $6.4 million from $5.5 million for the year ended December 31, 2005. Approximately $120 thousand of this increase was attributable to the November 2006 acquisition of Royal Palm, with another $175 thousand related to Heartland’s growth. Also in 2006, Farmers incurred a one-time charge of $450 thousand in settlement of a lawsuit related to the brokerage operation at Farmers’ branch in St. Joseph, Missouri.

Provision for Income Taxes
     MTSB has a subsidiary, Mercantile Investments, Inc. (“MII”), which is a Delaware corporation that operates off shore to manage the bank’s investment portfolio. MII began operations in early 2003, and its earnings since then have been included in the Company’s consolidated financial statements. Part of management’s strategy in forming this subsidiary was to take advantage of current State of Illinois tax laws that exclude income generated by a subsidiary that operates off shore from state taxable income. For the years ended December 31, 2007, 2006 and 2005, the Company’s Illinois income taxes decreased by approximately $95 — $126 thousand each year as a result of MII’s operations off shore. If the state tax law is changed in the future to no longer exclude off-shore investment income from taxable income, the Company’s income tax expense, as a percentage of income before tax, would increase.
     2007 versus 2006. Provision for income taxes for the year ended December 31, 2007 decreased $1.6 million or 31.5% to $3.4 million from $5.0 million for the year ended December 31, 2006. The provision for income taxes as a percent of income before income taxes was 25.6% and 32.7% for the years ended December 31, 2007 and 2006, respectively. The decrease in this percentage for 2007 was due to additional non-taxable income from tax-exempt loans and earnings on cash surrender value of life insurance, as well as a reduction in the Illinois state income tax apportionment factor due to the inclusion of Royal Palm and HNB Financial in consolidated taxable income for 2007.
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
Financial Condition
Summary
     Total assets as of December 31, 2007 were $1.6 billion, an increase of $216 million or 15.2% from $1.4 billion as of December 31, 2006, primarily due to the September 2007 acquisition of HNB Financial, which had assets of $177.9 million as of December 31, 2007. Cash and cash equivalents decreased 23.3% to $76.1 million as of December 31, 2007 as compared to $99.1 million as of December 31, 2006. Total investment securities increased 14.7% to $216.3 million as of December 31, 2007 as compared to $188.6 million as of December 31, 2006. Total loans, including loans held for sale, increased 16.6% to $1.2 billion as of December 31, 2007 as compared to $1.0 billion as of December 31, 2006. There were no equity method investments in common stock as of December 31, 2007 as compared to $4.1 million as of December 31, 2006. Cost method investments in common stock increased 91.4% to $6.1 million as of December 31, 2007 as compared to $3.2 million as of December 31, 2006. Cash surrender value of life insurance increased 33.6% to $24.2 million as of December 31, 2007 as compared to $18.1 million as of December 31, 2006. Premises and equipment increased 63.5% to $42.0 million as of December 31, 2007 as compared to $25.7 million as of December 31, 2006. Goodwill increased by $11.8 million to $43.9 million as of December 31, 2007 compared to $32.1 as of December 31, 2006. Other assets increased by $1.2 million to $7.9 million as of December 31, 2007 as compared to $6.7 million as of December 31, 2006.
     Total deposits increased $152.6 million or 13.1% to $1.3 billion as of December 31, 2007 as compared to $1.2 billion as of December 31, 2006. Non-interest bearing demand deposits increased $22.8 million or 20.5% during 2007, while interest-bearing deposits increased $129.9 million or 12.3% during 2006. Short-term borrowings increased by $19.3 million to $45.6 million as of December 31, 2007 from $26.3 million as of December 31, 2006. Long-term debt and junior subordinated debentures increased by $36.1 million to $143.4 million as of December 31, 2007 from $107.2 million as of December 31, 2006.

     Minority interest increased $248 thousand, from $9.2 million as of December 31, 2006 to $9.4 million as of December 31, 2007 due to increases in the Company’s equity interest in Mid-America.
     Total stockholders’ equity increased 7.6% to $108.3 million as of December 31, 2007 as compared to $100.7 million as of December 31, 2006. Growth in equity is due primarily to $7.9 million of earnings retained by the Company, and an increase of $282 thousand in accumulated other comprehensive income, partially offset by an increase in treasury stock of $569 thousand.
Earning Assets
     The average interest-earning assets of the Company were 90.6%, 92.3% and 92.6%, of average total assets for the years ended December 31, 2007, 2006, and 2005, respectively. The decrease in this percentage from 2006 to 2007 was primarily attributable to the increases in premises and equipment and goodwill during 2007.
Investment Securities
     The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality.
     The Company has classified securities as both available-for-sale and held-to-maturity as of December 31, 2007. Available-for-sale securities are held with the option of their disposal in the foreseeable future to meet investment objectives, liquidity needs or other operational needs. Securities available-for-sale are carried at fair value. Held-to-maturity securities are those securities for which the Company has the positive intent and ability to hold until maturity, and are carried at historical cost adjusted for amortization of premiums and accretion of discounts.
     As of December 31, 2007, the fair value of the available-for-sale securities was $201.7 million and the amortized cost was $201.1 million for a net unrealized gain of $660 thousand. The after-tax effect of this unrealized gain was $287 thousand and has been included in stockholders’ equity. The after-tax unrealized loss was $247 thousand as of December 31, 2006. There was an after-tax unrealized gain of $1.0 million at December 31, 2005. Fluctuations in net unrealized gain or loss on available-for-sale securities are due primarily to increases or decreases in prevailing interest rates for the types of securities held in the portfolio.
     The following table sets forth information relating to the amortized cost and fair value of the Company’s available-for-sale securities:

	December 31,
	2007		2006		2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(dollars in thousands)
U.S. Treasury	$993	$999	$500	$497	$5,375	$5,361
U.S. government agencies	16,517	16,726	7,992	7,943	3,507	3,461
Mortgage-backed securities	108,129	108,799	96,140	96,030	85,399	84,740
State and political subdivision	53,708	53,798	49,781	49,362	50,665	50,343
Corporate bonds	9,500	9,500	11,000	11,000	6,007	6,014
Equity securities	12,232	11,917	10,419	11,347	277	277

Total	$201,079	$201,739	$175,832	$176,179	$151,230	$150,196

     The maturities, fair values and weighted average yields of securities available-for-sale as of December 31, 2007, are:

	Due in 1 year		Due after 1 year		Due after 5 years		Due after
	or less		through 5 years		through 10 years		10 years		Equity Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Total
	(dollars in thousands)
U.S. Treasury	$999	4.04%	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$999
U.S. government agencies	10,510	4.60%	5,766	4.78%	450	5.58%	—	0.00%	—	0.00%	16,726
Mortgage-backed securities (1)	16,499	4.27%	88,403	5.11%	3,897	5.50%	—	0.00%	—	0.00%	108,799
States and political subdivisions	7,661	4.97%	27,237	5.34%	15,809	5.47%	3,091	6.45%	—	0.00%	53,798
Corporate bonds	—	0.00%	—	0.00%	9,500	7.39%	—	0.00%	—	0.00%	9,500

Equity securities	—		—		—		—		11,917		11,917

Total	$35,669	4.51%	$121,406	5.14%	$29,656	6.10%	$3,091	6.45%	$11,917	0.00%	$201,739

(1)	The maturities for mortgage-backed securities are based on prepayment speed assumptions and the constant prepayment rate estimated by management based on the current interest rate environment. The assumption rates vary by the individual security.
     The following table sets forth information relating to the amortized cost and fair value of the Company’s held-to-maturity securities:

	December 31,
	2007		2006		2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(dollars in thousands)
Mortgage-backed securities	$8,329	$8,401	$11,181	$11,066	$14,453	$14,207
State and political subdivision	5,189	5,223	219	218	417	415
Corporate bonds	1,000	1,000	1,000	997	—	—

Total	$14,518	$14,624	$12,400	$12,281	$14,870	$14,622

     The maturities, amortized cost and weighted average yields of securities held-to-maturity as of December 31, 2007, are:

	Due in 1 year		Due after 1 year		Due after 5 years		Due after
	or less		through 5 years		through 10 years		10 years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Total
	(dollars in thousands)
Mortgage-backed securities (1)	$3	9.5%	$8,238	4.85%	$80	5.57%	$8	8.00%	$8,329
Corporate bonds	—	0.00%	—	0.00%	—	0.00%	1,000	4.00%	1,000
State and political subdivisions	315	6.02%	2,815	6.08%	2,059	6.78%	—	%	5,189

Total	$318	6.06%	$11,053	5.17%	$2,139	6.73%	$1,008	4.03%	$14,518

(1)	The maturities for mortgage-backed securities are based on prepayment speed assumptions and the constant prepayment rate estimated by management based on the current interest rate environment. The assumption rates vary by the individual security.

     The Company also uses its investment portfolio to manage its tax position. Depending upon projected levels of taxable income for the Company, periodic changes are made in the mix of tax-exempt and taxable securities to achieve optimum yields on a tax-equivalent basis. Average balances of obligations of state and political subdivisions (tax-exempt obligations) as a percentage of average total securities were 24.9%, 28.6% and 27.4% at December 31, 2007, 2006 and 2005, respectively. Mercantile Investments, Inc., a Delaware corporation and subsidiary of MTSB, operates off shore to manage the bank’s investment portfolio. Mercantile Investments, Inc. began operations in 2003, and its earnings for the years ended December 31, 2007, 2006 and 2005 are included in the Company’s consolidated financial statements. Part of management’s strategy in forming this subsidiary was to take advantage of current state tax laws that exclude income generated by off-shore subsidiaries from state taxable income.
Loan Portfolio
     Although the Company provides full service banking, including deposits, safekeeping, trust and investment services, its core business is loans, as evidenced by approximately 77% of total revenue derived from lending activities. The Company’s business strategy is to be a significant competitor in the markets it serves by providing a broad range of products, competitive pricing, convenient locations and state-of-the-art technology, while emphasizing superior customer service to establish long-term customer relationships. The primary lending focus is on loans to small- and medium-sized businesses, as well as residential mortgage loans.
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
     In order to offset the risks inherent in lending to small- and medium-sized businesses in the Company’s geographic area, the following strategies have been developed:
1)	Limit potential concentrations to any one borrower or industry.

2)	Expand the geographic region of the Company. If the areas in which the Company operates are broadened, then the negative impact of an economic downturn in one area will be lessened. The Company’s acquisitions of Mid-America, Royal Palm and other equity interests in banks located in higher growth urban areas were done with the intent of reducing geographic risk and reliance on areas heavily dependent on agriculture.

3)	Establish relationships with banks outside of the Company’s geographic region in order to purchase commercial, residential real estate and commercial real estate loan participations which will help to diversify the Company’s geographic concentration in its loan portfolio.

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
     2007 versus 2006. Total loans, including loans held for sale, increased $171.6 million or 16.6% to $1.2 billion as of December 31, 2007 from $1.0 billion as of December 31, 2006. This increase was the result of the September 2007 acquisition of HNB Financial, as well as internal growth at the Company’s subsidiary banks, including purchases of participation loans from other banking organizations outside of the Company’s direct market areas. The Company has seen its most significant growth in construction real estate loans, increasing $63 million or 41.5% to $215.9 million as of December 31, 2007 from $152.6 million as of December 31, 2006; commercial real estate mortgages, increasing $13.6 million or 7.1% to $204.3 million as of December 31, 2007 from $190.7 million as of December 31, 2006; and residential real estate mortgages, increasing $56.7 million or 21.2% to $323.9 million as of December 31, 2007 from $267.2 million as of December 31, 2006. The majority of the increase in construction real estate loans was due to the acquisition of HNB Financial, and to loans generated by Heartland, which continued to expand its market share in the Kansas City area. The increase in commercial and residential mortgages was primarily attributable to the acquisition of HNB Financial.
     2006 versus 2005. Total loans, including loans held for sale, increased $172.0 million or 20.0% to $1.0 billion as of December 31, 2006 from $861.3 million as of December 31, 2005. This increase was the result of the November 2006 acquisition of Royal Palm, as well as internal growth at the Company’s subsidiary banks, including purchases of participation loans from other banking organizations outside of the Company’s direct market areas. The most significant growth was in construction real estate loans, increasing $85.7 million or 128.3% to $152.6 million as of December 31, 2006 from $66.8 million as of December 31, 2005; commercial real estate mortgages, increasing $36.6 million or 23.7% to $190.7 million as of December 31, 2006 from $154.1 million as of December 31, 2005; and residential real estate mortgages, increasing $47.6 million or 21.7% to $267.2 million as of December 31, 2006 from $219.6 million as of December 31, 2005. The majority of the increase in construction real estate loans was due to the acquisition of Royal Palm, and to loans generated by Heartland, which benefited from a strong economy in the Kansas City area. The increase in commercial and residential mortgages was primarily attributable to the acquisition of Royal Palm.
     The loan portfolio includes a concentration of loans for commercial real estate amounting to approximately $511.7 million, $416.3 million, and $293.2 million as of December 31, 2007, 2006 and 2005, respectively. The commercial real estate loans are included in the real estate – farmland, real estate – construction and real estate – commercial amounts on the following table. The commercial real estate loans as of December 31, 2007, 2006 and 2005 include approximately $57.0 million, $80.0 million, and $78.3 million, respectively in loans that are collateralized by commercial real estate in the Quincy, Illinois geographic market. The Company does not have a dependence on a single customer or group of related borrowers. Generally, these loans are collateralized by assets of the borrowers. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers. Credit losses arising from lending transactions for commercial real estate entities are comparable with the Company’s credit loss experience on its loan portfolio as a whole.

     The Company’s executive officers and directors and their associates have been and, the Company anticipates will continue to be, customers of the Company’s subsidiary banks in the ordinary course of business, which has included maintaining deposit accounts and trust and other fiduciary accounts and obtaining loans. Specifically, the Company’s banks, principally MTSB, have granted various types of loans to the Company’s executive officers and directors and entities controlled by them. As of December 31, 2007, the loans (a) were consistent with similar practices in the banking industry generally, (b) were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the banks’ other customers, and (c) did not involve more than the normal risk of collectibility or present other unfavorable features.
     The following table summarizes the loan portfolio by type of loan as of the dates indicated:

	December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and financial	$173,817	14.43%	$167,687	16.24%	$180,906	21.00%	$179,380	23.23%	$154,405	24.02%
Agricultural	64,399	5.34%	57,393	5.55%	59,325	6.89%	54,181	7.02%	50,507	7.86%
Real estate – farmland	91,488	7.59%	72,999	7.06%	66,172	7.68%	64,891	8.40%	60,735	9.45%
Real estate – construction	215,850	17.91%	152,553	14.76%	66,812	7.76%	28,105	3.64%	18,861	2.94%
Real estate – commercial	204,338	16.96%	190,724	18.46%	154,132	17.90%	153,766	19.92%	113,861	17.72%
Real estate – residential (1)	323,936	26.89%	267,237	25.86%	219,644	25.50%	197,582	25.59%	156,659	24.38%
Installment loans to individuals	131,061	10.88%	124,723	12.07%	114,292	13.27%	94,184	12.20%	87,528	13.63%

Total loans (1)	1,204,889	100.00%	1,033,316	100.00%	861,283	100.00%	772,089	100.00%	642,556	100.00%

Allowance for loan loss	12,794		10,613		8,082		7,115		5,830

Total loans, including loans held for sale, net of allowance for loan loss	$1,192,095		$1,022,703		$853,201		$764,974		$636,726

(1)	Includes loans held for sale
     The following table sets forth remaining maturities of selected loans (excluding real estate-farmland, real estate – commercial, real estate-mortgage loans and installment loans to individuals) at December 31, 2007:

	1 Year or Less	1 to 5 Years	Over 5 Years	Total
	(dollars in thousands)
Commercial, financial, and agricultural	$143,988	$63,817	$30,411	$238,216
Real estate – construction	215,850	—	—	215,850

Total	$359,838	$63,817	$30,411	$454,066

Interest rate sensitivity of selected loans
Fixed rate	$171,531	$46,278	$10,152	$227,961
Adjustable rate	188,307	17,539	20,259	226,105

Total	$359,838	$63,817	$30,411	$454,066

Allowance for Loan Losses
     In originating loans, the Company recognizes that loan losses will be experienced and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. Management has established an allowance for loan losses, which it believes is adequate to cover probable losses inherent in the loan portfolio. Loans are charged off against the allowance for loan losses when the loans are deemed to be uncollectible. Although the Company believes the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio, the amount of the allowance is based upon the judgment of management, and future adjustments may be necessary if economic or other conditions differ from the assumptions used by management in making the determinations.
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
     Loans internally categorized as “watch” list loans, which are the same as potential problem loans noted later, show warning elements where the present status portrays one or more deficiencies that require attention in the short-term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. These loans are reviewed to assist in assessing the adequacy of the allowance for loan losses. As of December 31, 2007, 2006 and 2005, watch list loans totaled $56.7 million, $27.1 million, and $17.2 million, respectively.
     Loans internally classified as “substandard” or in the more severe categories of “doubtful” or “loss” are those loans that at a minimum have clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition which may jeopardize recoverability of the debt. As of December 31, 2007, loans of $29.6 million, or 2.5% of total loans were classified as substandard, whereas no loans were classified as doubtful. As of December 31, 2006, loans of $11.8 million were classified as substandard and $247 thousand were classified as doubtful, or 1.1% and .02%, respectively, of total loans. As of December 31, 2005, loans of $10.5 million were classified as substandard and $211 thousand were classified as doubtful, or 1.2% and .02%, respectively, of total loans. As of December 31, 2007, 2006 and 2005, there were no loans classified as loss.
     The allowance for loan losses increased $2.2 million to $12.8 million as of December 31, 2007 from $10.6 million as of December 31, 2006. The increase for 2007 included HNB’s allowance for loan losses of $1.1 million at date of acquisition in September 2007. Provision for loan losses was $3.0 million and net charge-offs were $1.9 million for year ended December 31, 2007. The allowance for loan losses as a percent of total loans increased to 1.06% as of December 31, 2007 from 1.03% as of December 31, 2006. As a percent of nonperforming loans, the allowance for loan losses decreased to 55.62% as of December 31, 2007 from 165.98% as of December 31, 2006.

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
     The fluctuation in the allowance for loan losses for the years ended December 31, 2007, 2006, and 2005 were the result of management’s estimates of the amounts necessary to provide an adequate reserve against possible future charge-offs. The provision for loan losses represents the amount charged against earnings for each period that management determines based on growth and credit quality of the loan portfolio, and the volume of net charge-offs during the period. For the year ended December 31, 2007, the increase in the allowance for loan losses was due to growth of the loan portfolio, including the acquisition of HNB Financial, offset by a decrease in net charge-offs, and by a purchase accounting adjustment reducing the amount of a purchased impaired loan set aside in the allowance account for that particular loan at HNB. For the years ended December 31, 2006 and 2005, the increases in the allowance for loan losses were due to growth of the loan portfolio, including the acquisition of Royal Palm in November 2006, plus an increase in net charge-offs in 2006. The ratio of allowance for loan losses to loans has gradually increased over that time frame from .94% to 1.06% percent.
     The following table shows activity affecting the allowance for loan losses:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Average loans outstanding during year	$1,085,606	$907,671	$806,955	$728,388	$629,067

Allowance for loan losses:
Balance at beginning of year	10,613	$8,082	$7,115	$5,830	$4,941

Loans charged-off:
Commercial and financial	493	1,833	429	275	706
Agricultural	75	85	54	101	159
Real estate – farmland	—	—	80	—	16
Real estate – construction	284	—	—	—	—
Real estate – commercial	18	139	50	—	—
Real estate – residential	399	139	172	169	300
Installment loans to individuals	906	1,129	956	790	879

Total charge-offs	2,175	3,325	1,741	1,335	2,060

Recoveries:
Commercial and financial	55	47	112	129	290
Agricultural	15	20	26	13	10
Real estate – farmland	—	—	—	34	17
Real estate – construction	2	1	2	5	—
Real estate – commercial	1	1	36	7	1
Real estate – residential	38	12	24	63	12
Installment loans to individuals	150	136	140	147	132

Total recoveries	261	217	340	398	462

Net charge-offs	1,914	3,108	1,401	937	1,598
Provision for loan losses	2,969	3,914	2,368	1,746	2,487
Purchased allowance	1,126	1,725	—	476	—

Balance at end of year	$12,794	$10,613	$8,082	$7,115	$5,830

Allowance for loan losses as a percent of total loans outstanding at year end (1)	1.06%	1.03%	0.94%	0.92%	0.91%

Allowance for loan losses as a percent of total nonperforming loans	55.62%	165.98%	162.29%	157.87%	111.84%

Ratio of net charge-offs to average total loans	.18%	0.34%	0.17%	0.13%	0.25%

(1)	Includes loans held for sale

     The following table sets forth the allowance for loan losses by loan categories as of December 31 for each of the years indicated:

	2007		2006		2005		2004		2003
		% of Loans to		% of Loans to		% of Loans to		% of Loans to		% of Loans to
	Amount	Total Loans*	Amount	Total Loans*	Amount	Total Loans*	Amount	Total Loans*	Amount	Total Loans*
Commercial and financial	$2,848,584	22.26%	$2,767,535	26.07%	$2,721,029	33.67%	$2,651,722	37.27%	$2,146,373	36.82%
Agricultural	149,926	1.17%	164,176	1.55%	161,417	2.00%	157,306	2.21%	127,327	2.18%
Real estate – farmland	795,329	6.22%	649,073	6.12%	673,040	8.33%	559,708	7.87%	107,272	1.84%
Real estate – construction	2,413,365	18.86%	1,910,323	18.00%	460,234	5.69%	282,651	3.97%	241,362	4.14%
Real estate – commercial	3,937,425	30.78%	2,182,023	20.56%	1,517,846	18.78%	1,420,770	19.97%	1,516,558	26.01%
Real estate – residential	1,312,475	10.26%	1,174,936	11.07%	817,301	10.11%	765,030	10.75%	816,608	14.01%
Installment loans – consumer	1,146,659	8.96%	1,306,972	12.31%	1,335,151	16.52%	1,084,141	15.24%	874,500	15.00%
Unallocated	190,237	1.49%	457,962	4.32%	395,982	4.90%	193,672	2.72%	—	0.00%

Total	$12,794,000	100.00%	$10,613,000	100.00%	$8,082,000	100.00%	$7,115,000	100.00%	$5,830,000	100.00%

*Total loans	1,204,889,000		1,033,316,000		857,648,000		768,722,000		637,937,000
Non-Performing Assets
     It is management’s policy to place loans on non-accrual status when interest or principal is 90 days or more past due. Such loans may continue on accrual status only if they are both well-secured and in the process of collection.
     The following table sets forth information concerning non-performing assets at December 31 for each of the years indicated:

	At December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Non-accrual loans (1)
Commercial and financial	$581	$429	$1,504	$1,471	$1,173
Agricultural	308	473	223	6	886
Real estate – farmland	296	12	105	357	593
Real estate – construction	6,716	1,147	—	66	—
Real estate – commercial	3,152	2,083	417	208	104
Real estate – residential	8,571	1,040	839	596	740
Installment loans to individuals	195	213	544	353	433

Total non-accrual loans (1)	19,819	5,397	3,632	3,057	3,929

Loans 90 days past due and still accruing	3,184	993	1,342	1,009	1,274
Restructured loans	—	4	6	441	10

Total nonperforming loans	23,003	6,394	4,980	4,507	5,213

Repossessed assets	3,273	361	494	577	795

Other assets acquired in satisfaction of debts previously contracted	—	—	—	—	—

Total nonperforming other assets	3,273	361	494	577	795

Total nonperforming loans and nonperforming other assets	$26,276	$6,755	$5,474	$5,084	$6,008

Nonperforming loans to loans, before allowance for loan losses	1.91%	0.62%	0.58%	0.58%	0.81%

Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	2.18%	0.65%	0.64%	0.66%	0.94%

(1)	Interest income that would have been recorded in 2007 related to nonaccrual loans was $514 thousand, none of which is included in interest income or net income for 2007.

     Total non-performing loans increased to $23.0 million as of December 31, 2007 from $6.4 million as of December 31, 2006, while total non-performing loans and non-performing other assets increased to $26.3 million as of December 31, 2007 from $6.8 million as of December 31, 2006. These increases were primarily a result of several borrowers with commercial and construction real estate loans at MTSB, Mid-America, and Royal Palm experiencing cash flow problems, causing those loans to exceed 90 days past due and to be placed on nonaccrual status. The December 2007 acquisition of HNB also added $2.1 million in non-accrual loans. The Company is closely monitoring these loans and has factored the non-performing status of the loans into its determination of the adequacy of the allowance for loan losses. The ratio of non-performing loans to total loans increased to 1.91% as of December 31, 2007, from .62% as of December 31, 2006. The ratio of non-performing loans and non-performing other assets to total loans increased to 2.18% as of December 31, 2007 from .65% as of December 31, 2006.
     Total non-performing loans increased to $6.4 million as of December 31, 2006 from $5 million as of December 31, 2005, while total non-performing loans and non-performing other assets increased to $6.8 million as of December 31, 2006 from $5.5 million as of December 31, 2005. These increases were due in part to growth of the loan portfolio during 2006, and also due to the November 2006 acquisition of Royal Palm, which at December 31, 2006 had $2.7 million in non-accrual loans. The ratio of non-performing loans to total loans, before allowance for loan losses, increased to .62% as of December 2006 from .58% as of December 31, 2005. The ratio of non-performing loans and non-performing other assets to total loans, before allowance for loan losses, increased to .65% as of December 31, 2006 from .64% as of December 31, 2005.
     A loan is considered to be impaired when, based on current information and events, it is probable the Company will not be able to collect all amounts due. The accrual of interest income on impaired loans is discontinued when there is reasonable doubt as to the borrower’s ability to meet contractual payments of interest or principal. Impaired loans are defined as all loans classified as “substandard”, “doubtful” or “loss” by the Company. All non-performing loans were included in impaired loans as of December 31, 2007, 2006 and 2005. Impaired loans increased 144.6% to $29.6 million as of December 31, 2007 compared to $12.1 million as of December 31, 2006, primarily due to loan growth, as well as deteriorating credit quality in certain commercial and commercial real estate borrowers at Mid-America and Royal Palm. Impaired loans increased 10.2% to $12.1 million as of December 31, 2006 compared to $11.0 million as of December 31, 2005, primarily due to the November 2006 acquisition of Royal Palm and deteriorating credit quality in several commercial real estate borrowers at Farmers. The amount of impairment for impaired loans is measured on a loan-by-loan basis to determine exposure, if any, to be included in the allowance for loan losses. The amount of the impairment, if any, included in the allowance for loan losses is calculated either by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. The Company believes that it has adequately reserved for any potential loss on impaired loans. Interest income of $2.2 million, $868 thousand, and $944 thousand was recognized on impaired loans on an accrual basis in 2007, 2006, and 2005, respectively, while interest income of $2.3 million, $784 thousand, and $963 thousand was recognized on a cash basis for 2007, 2006 and 2005, respectively.

Potential Problem Loans
     Potential problem loans, which are also referred to as watch list loans, are those loans which are not categorized as impaired, non-accrual, past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Further deterioration of the borrower’s financial condition or the economy in general could cause such a loan to develop into a nonperforming loan. Identification as a potential problem loan is management’s first level of warning, and provides for increased scrutiny and frequency of reviews by internal loan review personnel. While most non-performing loans were previously classified as potential problem loans, management believes that the increased attention devoted to these borrowers will allow for most to continue performing according to the original terms of the loans. Management assesses the potential for loss on such loans as it would with other problem loans. Management feels that these loans are substantially collateralized and has considered the effect of any potential loss in determining its allowance for possible loan losses. Potential problem loans totaled $56.7 million, $27.1 million, and $17.2 million at December 31, 2007, 2006 and 2005, respectively. The increase in potential problem loans in 2007 was due to the November 2006 acquisition of Royal Palm, management’s aggressive monitoring of the portfolio at MTSB, Farmers, and Mid-America, where deteriorating credit quality of several commercial borrowers caused an increase in impaired loans, and at Royal Palm, in light of the potential for further softening of the real estate market in southwest Florida. There are no other credits identified about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.
Other Interest-Bearing Assets
     There are no other interest-bearing assets that are categorized as impaired.
Other Assets
     There were no equity method investments in common stock as of December 31, 2007, compared to $4.1 million as of December 31, 2006, due to the September 2007 sale of the Company’s interest in New Frontier, in which the Company recognized a gain of $1.2 million, as well as adjustments to the carrying amounts to reflect the Company’s share of the respective income of the equity method investment and amortization of the core deposit intangibles related to the investment. As of December 31, 2007 there were no core deposit intangibles relating to the equity method investments in common stock, compared to $586 thousand as of December 31, 2006.
     Cost method investments in common stock increased $2.9 million to $6.1 million as of December 31, 2007 as compared to $3.2 million as of December 31, 2006, due to the Mid-America’s 2007 purchases of 36,000 additional shares of the outstanding common stock of Premier Bancshares, Inc., located in Jefferson City, Missouri; the Company’s 2007 purchases of 105,030 shares of the outstanding common stock of Solera National Bancorp, Inc., located in Lakewood, Colorado; and 116,671 shares of Brookhaven Bank, located in Atlanta, Georgia.
     Cash surrender value of life insurance increased $6.1 million or 33.6% to $24.2 million as of December 31, 2007 compared to $18.1 million as of December 31, 2006, due to the September 2007 acquisition of HNB Financial, which had $3.3 million in cash surrender value of life insurance as of December 31, 2007, as well as earnings generated by the underlying policies on the lives of certain officers or former officers of the Company.
     Premises and equipment increased $16.3 million or 63.5% to $42.0 million as of December 31, 2007 compared to $25.7 million as of December 31, 2006. This increase was primarily due to the September 2007 acquisition of HNB Financial, which had $6.7 million in premises and equipment as of December 31, 2007, as well as the majority of the construction of a new banking center for MTSB in Quincy, Illinois, of which $9.3 million was expended during 2007. These increases were partially offset by depreciation expense on existing facilities.

     Goodwill increased $11.8 million to $43.9 million as of December 31, 2007 compared to $32.1 million as of December 31, 2006. This increase was attributable to the goodwill purchased in the September 2007 acquisition of HNB Financial.
     Other assets increased $1.2 million to $7.9 million as of December 31, 2007 from $6.7 million as of December 31, 2006. This increase was partially due to the September 2007 acquisition of HNB Financial, which had $349 thousand in other assets as of December 31, 2007. Approximately $1.0 million was due to increased payments of prepaid interest to auto dealerships through which the Company makes indirect installment loans.
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
     Average total deposits (both interest-bearing and demand) increased $250.7 million or 22.9% as of December 31, 2007 to $1.2 billion from $997.7 million as of December 31, 2006. As a percentage of average total deposits, there were increases in savings deposits, and money market deposits, and decreases in noninterest-bearing demand deposits, interest-bearing demand deposits and time and brokered time deposits. Average savings deposits increased to 6.2% for 2007 from 5.5% for 2006, and average money market deposits increased to 16.1% for 2007 from 12.5% for 2006. Average noninterest-bearing demand deposits decreased to 9.4% for 2007 from 9.2% for 2006, interest-bearing demand deposits decreased to 8.7% for 2007 from 10.2% for 2006 and average time and brokered time deposits decreased to 58.4% for 2007 from 61.2% for 2006. Approximately $111.4 million was attributable to the November 2006 acquisition of Royal Palm, and approximately $43.2 million was attributable to the September 2007 acquisition of HNB Financial. The remainder of the increase was due to moderate growth at the Company’s other subsidiary banks.
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

	December 31,
	2007			2006			2005
	Average		Average	Average		Average	Average		Average
	Balance	% Total	Rate	Balance	% Total	Rate	Balance	% Total	Rate
	(dollars in thousands)
Non-interest bearing demand deposits	$112,091	9.4%	0.00%	$101,302	10.2%	0.00%	$93,450	10.3%	0.00%
Interest bearing demand deposit	116,908	9.8%	1.62%	107,126	10.7%	1.40%	110,763	12.3%	0.96%
Savings/Money market	266,287	22.3%	3.47%	179,056	17.9%	2.82%	154,599	17.1%	1.59%
Time deposits	696,542	58.5%	4.83%	610,202	61.2%	4.35%	544,096	60.3%	3.25%

Total	$1,191,828	100.00%	4.15%	$997,686	100.0%	3.69%	$902,908	100.0%	2.62%

	December 31,
	2007	2006	2005	2004
	(dollars in thousands)
High month-end balance of total deposits	$1,319,459	$1,166,814	$944,672	$875,344

Low month-end balance of total deposits	1,120,863	973,258	869,226	752,187
     Time and brokered time deposits and other deposits of $100,000 and over at December 31, 2007 had the following maturities:

December 31, 2007
(dollars in thousands)
Under 3 months	$2,184
3 months to 6 months	35,159
6 months to 12 months	80,013
Over 12 months	125,995

$243,351

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

	Federal fund
	purchased and		Short-term
	securities sold		Federal Home
	under agreements	Other short-term	Loan Bank
	to repurchase	borrowings	borrowings
	(dollars in thousands)
2007
Balance, December 31, 2007	$29,936	$2,763	$12,890
Weighted average interest rate at end of year	4.48%	4.00%	4.43%
Maximum amount outstanding at any month end	$29,936	$4,006	$34,581
Average daily balance	$25,093	$1,162	$23,291
Weighted average interest rate during year (1)	4.24%	4.80%	3.54%

2006
Balance, December 31, 2006	$24,553	$1,785	$—
Weighted average interest rate at end of year	4.82%	5.04%	0.00%
Maximum amount outstanding at any month end	$24,553	$2,513	$34,060
Average daily balance	$22,481	$995	$9,418
Weighted average interest rate during year (1)	3.71%	6.00%	5.27%

2005
Balance, December 31, 2005	$15,315	$1,122	$16,150
Weighted average interest rate at end of year	3.53%	4.00%	4.30%
Maximum amount outstanding at any month end	$26,161	$2,127	$16,150
Average daily balance	$15,598	$976	$2,582
Weighted average interest rate during year (1)	1.43%	3.01%	4.08%

(1)	The weighted average interest rate is computed by dividing total interest for the year by the average daily balance outstanding.
Other Liabilities
     Other liabilities increased $440 thousand to $7.0 million as of December 31, 2007 from $6.5 million as of December 31, 2006. This increase was partially due to the September 2007 acquisition of HNB Financial, which had $815 thousand in other liabilities as of December 31, 2007, in addition to increases in various accrued expense accounts during 2007. These increases were offset by $580 thousand attributable to the liability of Marine Bank in 2006 to the former minority shareholders of Security State Bank of Hamilton, in connection with the November 2006 merger of Hamilton into Marine Bank, which was paid out in 2007.

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
     Average liquid assets are summarized in the table below:

	Years Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Cash and due from banks	$26,511	$25,153	$23,387
Interest-bearing demand deposits	16,887	21,703	11,796
Federal funds sold	23,157	11,117	4,461

Total	$66,555	$57,973	$39,644

Percent of average total assets	4.52%	4.79%	3.68%

     Liquid assets as of the dates noted are summarized in the table below:

	December 31,
	2007	2006	2005
	(dollars in thousands)
Cash and due from banks	$38,172	$28,854	$27,761
Interest-bearing demand deposits	18,259	29,188	14,548
Federal funds sold	19,628	41,105	1,845

Total	$76,059	$99,147	$44,154

Percent of total assets	4.64%	6.96%	3.88%

     The Company’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayment, sales of loans, and capital funds. Additional liquidity is provided by bank lines of credit and term debt, repurchase agreements, issuance of trust preferred securities and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank. The Company has a variable rate revolving line of credit with US Bank National Association in the amount of $8 million, with a zero balance at December 31, 2007, and which has been renewed until June 30, 2008. The line of credit has been used for subsidiary acquisitions, purchases of minority interests in other banking institutions and general operating purposes.

     The Company uses Federal Home Loan Bank advances primarily for funding loans at each of the Company’s subsidiary banks as a lower-cost alternative to certain categories of time deposits and to fit various time intervals within the Company’s overall rate-sensitivity position. At December 31, 2007 and 2006, the Company had $57.5 million and $44.8 million, respectively, of Federal Home Loan Bank advances which are secured by U.S. Government agency and mortgage-backed securities, residential real estate mortgage loans and all stock in the Federal Home Loan Bank owned by the Company. Interest rates on these advances at December 31, 2007 vary from 4.18% to 5.37%. Maturities begin in 2008 and continue through 2016. Of the total FHLB advances outstanding as of December 31, 2007, $49.5 million is callable beginning in 2007.
     If a substantial portion of the FHLB advances were called, it would have an adverse effect on liquidity. However, the Company has the ability to replace those borrowings with new advances, at the prevailing interest rates and terms established by the FHLB. Other options would include additional federal funds borrowings, additional utilization of brokered time deposits, seasonal lines of credit at the Federal Reserve Bank and pledging unencumbered investment securities as collateral for FHLB borrowings. Based on the Company’s internal policy limits, these other options provide an additional borrowing capacity of approximately $464 million as of December 31, 2007.
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
     In November 2006, the Company executed a loan agreement with US Bank, N.A. in the amount of $15 million, to be used as partial financing for the acquisition of Royal Palm. Principal is payable in three installments of $375 thousand each, due on December 31, 2008, March 30, 2009 and June 30, 2009, with the remaining balance due on November 10, 2009. Interest was initially payable monthly at a floating rate equal to 1-month LIBOR plus 1.30%, but the agreement was amended in March 2007 to fix the rate at 6.09%, payable quarterly until maturity.

     In August 2007, the Company issued $20.6 million of junior subordinated debentures to Mercantile Bancorp Capital Trust IV (“Trust IV”). Trust IV was formed for the sole purpose of issuing its own non-voting cumulative preferred securities to one or more investors. The Company owns all of the voting securities of Trust IV. Trust IV issued $20 million of its cumulative preferred securities through a private placement offering on August 30, 2007 and invested the proceeds of its issuance in the Company’s junior subordinated debentures. Consistent with the FRB’s capital adequacy guidelines, the proceeds of Trust IV’s sale of its preferred securities will qualify as Tier I capital of the Company. The junior subordinated debentures have a fixed interest rate of 6.84% until October 2017 then LIBOR plus 1.58%. This rate will reset quarterly. The junior subordinated debentures mature on October 31, 2037 and are callable, at the option of the Company, at par on or after October 30, 2017. Trust IV’s sole asset is the Company’s junior subordinated debt. The Company’s obligations with respect to the issuance of the preferred securities constitute a full and unconditional guarantee of Trust IV’s obligations with respect to the preferred securities. Interest on the junior subordinated debentures and distributions on the preferred securities are payable quarterly in arrears. Distributions on the preferred securities are cumulative. The Company has the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the junior subordinated debentures, which will require deferral of distribution of the preferred securities, for a period not exceeding 20 consecutive quarterly periods, provided that such deferral may not extend beyond the stated maturity of the junior subordinated debentures. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The Company used the proceeds of the junior subordinated debentures as partial financing for the acquisition of HNB Financial.
     In September 2007, the Company amended its loan agreement with U.S. Bank National Association (“US Bank”). Pursuant to the amendment, the Company entered into two additional term loans from US Bank, each in the principal amount of $5 million. One loan bears interest at a fixed rate of 6.13%, and cannot be repaid prior to maturity without US Bank’s consent and without penalty. The other loan bears interest at a fixed rate of 6.27%, and may be repaid at any time without penalty. Each loan requires quarterly principal payments of $125,000 beginning in December 2009, with the balance due in full on August 31, 2010. The proceeds were used as part of the purchase price for the Company’s acquisition of HNB Financial.
     The Company has utilized derivative instruments to manage interest rate risk. During 2003, the Company entered into two interest rate swap agreements with a notional amount totaling $15 million. The interest rate swap agreements were used to hedge a pool of variable rate loans. These agreements matured in 2006.
     As indicated in the table above, average liquid assets increased 8.6% to $66.6 million as of December 31, 2007 from 58.0 million in 2006, which increased 7.5% from $39.6 million in 2005. As a percent of average total assets, average liquid assets decreased to 4.52% in 2007 from 4.79% in 2006, which had increased from 3.68% in 2005. The increase in average liquid assets during 2007 was attributable to the September 2007 acquisition of HNB Financial, as well recognizing a full year of Royal Palm’s average liquid assets.
     An additional source of liquidity that can be managed for short-term and long-term needs is the Company’s ability to securitize or package loans (primarily mortgage loans) for sale. The Company sold $48.1 million in mortgage loans during 2007, $38.8 million during 2006, and $32.5 million during 2005. As of December 31, 2007 and 2006 the Company carried $3.3 million and $1.7 million, respectively, in loans held for sale that management intends to sell during the next 12 months.
     The Company also realized steady growth in loans held for investment during 2007 and 2006. This loan growth was funded primarily through deposit growth.
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
     As of December 31, 2007, the total amount of time and brokered time deposits scheduled to mature in the following 12 months was approximately $528 million. Long-term debt and related interest payments due in the following 12 months was approximately $31 million. Operating lease payments due in the next 12 months total approximately $373 thousand. The Company believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on time and brokered time deposits to retain deposits in changed interest environments. If the Company requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank are available as an additional source of funds.
     The following table presents additional information about contractual obligations as of December 31, 2007, which by their terms have contractual maturity and termination dates subsequent to December 31, 2007:

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals
	(dollars in thousands)
Contractual obligations:
Certificates of deposit	$528,103	$187,894	$44,528	$4,650	$765,175
Long-term borrowing (1)	24,000	30,000	13,000	76,358	143,358
Interest payments on long-term borrowings	6,705	12,741	5,922	9,024	34,392
Minimum operating lease commitments	373	645	503	705	2,226

Totals	$559,181	$231,280	$63,953	$90,737	$945,151

(1)	The long-term borrowings include: Federal Home Loan Bank advances totaling $57.5 million at fixed rates ranging from 4.18% to 5.37%; bank notes payable totaling $24.0 million at variable rates of interest ranging from 6.09% to 7.25% at December 31, 2007; junior subordinated debentures totaling $10.3 million at a fixed rate of 6.10% until November 2015; junior subordinated debentures totaling $10.3 million at a fixed rate of 7.17% until September 2011; junior subordinated debentures totaling $20.6 million at a variable rate of 6.88% at December 31,2007. ; and junior subordinated debentures totaling $20.6 million at a fixed rate of 6.84% until October 2017.
     As of December 31, 2007, the Company had open-end lines of credit with approximately $281 million available to be drawn upon and approximately $16 million in unfunded letters of credit. The following table presents additional information about unfunded commitments as of December 31, 2007, which by their terms have contractual maturity dates subsequent to December 31, 2007:

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals
	(dollars in thousands)
Unfunded commitments:
Letters of credit	$13,211	$289	$25	$2,264	$15,789
Lines of credit	155,701	112,526	6,410	6,749	281,386

Totals	$168,912	$112,815	$6,435	$9,013	$297,175

     Included in the total outstanding unused lines of credit of $281 million as of December 31, 2007 were commercial lines of $261 million and consumer lines of $20 million.
     The Company’s banking subsidiaries routinely enter into commitments to extend credit in the normal course of their business. At December 31, 2007, the Company had outstanding commitments to originate loans aggregating approximately $2.0 million. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $860 thousand at December 31, 2007. The balance of commitments to extend credit represents future cash requirement and some of these commitments may expire without being drawn upon. The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.
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
     The following table sets forth the static rate-sensitivity analysis of the Company as of December 31, 2007:

	Rate Sensitive Within							Fair
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Value
	(dollars in thousands)
Interest bearing deposits	$18,259	$—	$—	$—	$—	$—	$18,259	$18,259
Federal funds sold	19,628	—	—	—	—	—	19,628	19,628
Securities
U.S. treasuries and agencies	11,509	1,363	2,012	1,223	1,168	450	17,725	17,725
Mortgage-backed securities	16,502	22,843	33,729	20,498	19,571	3,985	117,128	117,200
State and political subdivisions	7,976	7,105	10,488	6,374	6,085	20,959	58,987	59,021
Corporate bonds	—	—	—	—	—	10,500	10,500	10,500
Equity securities	—	—	—	—	—	11,917	11,917	11,917
Loans and loans held for sale	450,862	160,158	181,560	75,597	54,468	282,244	1,204,889	1,203,313

Total rate-sensitive assets	$524,736	$191,469	$227,789	$103,692	$81,292	$330,055	$1,459,033	$1,457,563

Interest bearing transaction deposits	$26,564	$—	$—	$—	$—	$99,575	$126,139	$126,139
Savings deposits	22,532	—	—	—	—	56,868	79,400	79,400
Money market deposits	214,855	—	—	—	—	—	214,855	214,855
Time and brokered time deposits	528,103	126,250	61,644	33,820	10,708	4,650	765,175	759,199
Short-term borrowings	45,589	—	—	—	—	—	45,589	45,589
Long-term debt and junior subordinated debentures	24,000	21,000	9,000	8,000	5,000	76,358	143,358	144,217

Total rate-sensitive liabilities	$861,643	$147,250	$70,644	$41,820	$15,708	$237,451	$1,374,516	$1,369,399

Rate sensitive assets – rate sensitive liabilities	$(376,907)	$44,219	$157,145	$61,872	$65,584	$92,604	$84,517	$88,164

Cumulative Gap	$(336,907)	$(292,688)	$(135,543)	$(73,671)	$(8,087)	$84,517

Cumulative amounts as % of total rate-sensitive assets	(23.09)%	(20.06)%	(9.29)%	(5.05)%	(.55)%	5.79%

Cumulative Ratio	.61	.71	.87	.93	.99	1.06

     The foregoing table shows a negative (liability-sensitive) rate-sensitivity gap for the 1-year repricing category, with a positive (asset-sensitive) gap for all other categories. The negative gap in the 1-year category results from having more liabilities subject to repricing during that particular time period than assets subject to repricing during the same time period. Beyond the 1-year category, the volume of assets subject to repricing exceeds the volume of liabilities subject to repricing, resulting in a positive gap. On a cumulative basis, which assumes that as assets and liabilities are repriced, they are either retained in the same category or replaced by instruments with similar characteristics, the gap is liability-sensitive in all categories except that beyond 4-5 years. The Company’s cumulative liability-sensitive gap structure in the 1-year and 1-2 year categories (which are the time frames the Company devotes most of its attention to in its funds management function) will allow net interest margin to grow if interest rates decrease during the respective time frames as costs on interest-bearing liabilities would decline at a faster pace than the yields on interest-bearing liabilities.
     The funds management policies of the Company require the subsidiary banks to monitor their rate-sensitivity positions so that net interest income over the next twelve months will not be reduced by more than 10% given a change in interest rates of up to 200 basis points (plus or minus). As of December 31, 2007, management feels that the banks and the Company, on a consolidated basis, are within those guidelines.
Capital Resources
     Other than the issuance of common stock, the Company’s primary source of capital is net income retained by the Company. During the year ended December 31, 2007, the Company earned $10.0 million and paid dividends of $2.1 million to stockholders resulting in retention of current earnings of $7.9 million. During the years ended December 31, 2006 and 2005, the Company earned $10.3 million and $9.5 million and paid dividends to stockholders of $1.9 million and $1.8 million resulting in a retention of current earnings of $8.4 million and $7.7 million, respectively.
     The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of December 31, 2007, the Company had a total capital to total risk-weighted asset ratio of 10.5%, a Tier 1 capital to risk-weighted asset ratio of 7.9% and a Tier 1 leverage ratio of 6.7%. As of December 31, 2006, the Company had a total capital to total risk-weighted asset ratio of 10.9%, a Tier 1 capital to risk-weighted asset ratio of 9.7% and a Tier 1 leverage ratio of 8.1%. The decrease in the capital ratios from 2006 to 2007 was primarily due to the increase in assets associated with the September 2007 acquisition of HNB Financial. Despite the decreases, the Company exceeds the regulatory capital guidelines. Likewise, the individual ratios for each of the Company’s bank subsidiaries also exceed the regulatory guidelines.
     Without prior approval, the subsidiary banks are restricted as to the amount of dividends that they may declare to the balance of the retained earnings account, adjusted for defined bad debts. The banks’ retained earnings available for dividends to the Company at December 31, 2007 and 2006 totaled $62.0 million and $51.7 million, respectively. As a practical matter, the subsidiary banks restrict dividends to a lesser amount because of the desire to maintain an adequate capital structure. Despite these restrictions, management feels that it has sufficient resources available to meet its capital and funding needs.
Regulatory Considerations
     It is management’s belief that there are no current recommendations by the regulatory authorities that, if implemented, would have a material effect on the Company’s liquidity, capital resources, or operations.

Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) No. 06-4, Postretirement Benefits Associated with Split-Dollar Life Insurance (EITF 06-4). EITF 06-4 requires deferred-compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement to be recognized as a liability by the employer. The liability for future benefits should be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company adopted EITF 06-4 as of January 1, 2008, through a cumulative effect adjustment as a liability and a decrease to retained earnings of $75,000. Effective January 1, 2008, an expense will be recorded as the remaining benefit is earned with a corresponding addition to the post retirement benefit obligation. The amount of the expense for 2008 is expected to be approximately $12,000 for the period from retirement to the estimated date of death for the participants, this liability is reversed into income.
     In September 2006, the FASB issued SFAS No. 157 (FAS 157), Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. FAS 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has evaluated the impact of the adoption of FAS 157 and determined there is not a material impact on its financial statement and disclosures.
     In February 2007, the FASB issued SFAS No. 159 (FAS 159), The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. FAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet. The main intent of the Statement is to mitigate the difficulty in determining reported earnings caused by a “mixed-attribute model” (or reporting some assets at fair value and others using a different valuation attribute such as amortized cost). The project is separated into two phases. This first phase addressed the creation of a fair value option for financial assets and liabilities. A second phase will address creating a fair value option for selected non-financial items. FAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company has evaluated the impact of the adoption of FAS 159 and determined there is not a material impact on its financial statement and disclosures.
     In December 2007, the FASB issued SFAS No. 141R (FAS 141R), Business Combinations, which revises FAS 141 and changes multiple aspects of the accounting for business combinations. Under the guidance in FAS 141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the non-controlling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be re-measured. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense and, additionally, restructuring costs that do not meet certain criteria at acquisition date are to be subsequently recognized as post-acquisition costs. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact that this issuance will have on its financial position and results of operation; however, it anticipates that the standard will lead to more volatility in the results of operations during the periods subsequent to an acquisition.

     In December 2007, the FASB issued SFAS No. 160 (FAS 160), Non-controlling Interest in Consolidated Financial Statements – an amendment of ARB No. 51. FAS 160 requires that a non-controlling interest in a subsidiary (i.e. minority interest) be reported in the equity section of the balance sheet instead of being reported as a liability or in the mezzanine section between debt and equity. It also requires that the consolidated income statement include consolidated net income attributable to both the parent and non-controlling interest of a consolidated subsidiary. A disclosure must be made on the face of the consolidated income statement of the net income attributable to the parent and to the non-controlling interest. Also, regardless of whether the parent purchases additional ownership interest, sells a portion of its ownership interest in a subsidiary or the subsidiary participates in a transaction that changes the parent’s ownership interest, as long as the parent retains controlling interest, the transaction is considered an equity transaction. FAS 160 is effective for annual periods beginning after December 15, 2008. The Company is currently evaluating the impact that this standard will have on its financial position and results of operations.
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
Item 8. Financial Statements and Supplementary Data
     The financial statements, the reports thereon, and the notes thereto commence at page 87 of this Annual Report on Form 10-K.
Consolidated Quarterly Financial Data

	2007
	December 31	September 30	June 30	March 31
	(dollars in thousands, except per share data)
Interest income	$25,782	$24,193	$23,060	$22,908
Interest expense	14,649	13,657	12,648	12,507

Net interest income	11,133	10,536	10,412	10,401
Provision for loan losses	1,111	677	426	755
Noninterest income	3,814	5,029	2,774	2,342
Noninterest expense	10,843	9,948	9,424	9,193
Minority interest	91	197	159	175

Income before income taxes	2,902	4,743	3,177	2,620
Income taxes	414	1,450	801	776

Net income	$2,488	$3,293	$2,376	$1,844

Basic earnings per share	.29	.38	.27	.21

	2006
	December 31	September 30	June 30	March 31
	(dollars in thousands, except per share data)
Interest income	$21,862	$19,730	$17,884	$16,674
Interest expense	11,815	10,355	8,522	7,722

Net interest income	10,047	9,375	9,362	8,952
Provision for loan losses	1,654	857	768	635
Noninterest income	5,388	3,758	2,449	2,335
Noninterest expense	8,563	7,735	7,533	7,785
Minority interest	207	199	161	225

Income before income taxes	5,011	4,342	3,349	2,642
Income taxes	1,787	1,420	1,100	718

Net income	$3,224	$2,922	$2,249	$1,924

Basic earnings per share	0.37	0.33	0.26	0.22

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the three years ended December 31, 2007.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2007, are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.
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

     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.
     The Company acquired HNB Financial Services, Inc. and its subsidiary, HNB National Bank (HNB), on September 7, 2007. Management has excluded from its assessment of the effectiveness of Mercantile Bancorp, Inc.’s internal control over financial reporting as of December 31, 2007, HNB’s internal control over financial reporting included in the consolidated financial statements of Mercantile Bancorp, Inc. for the period September 7 through December 31, 2007. While the acquisition was considered material to the Company, it did not result in a material change in our internal controls over financial reporting.
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by BKD, LLP, an independent registered public accounting firm, as stated in their report which is included herein.
March 12, 2008
/s/ Ted T. Awerkamp
Ted T. Awerkamp
President and Chief Executive Officer
/s/ Michael P. McGrath
Michael P. McGrath
Executive Vice President, Treasurer, Secretary and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Mercantile Bancorp, Inc.
Quincy, Illinois
     We have audited Mercantile Bancorp Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, Mercantile Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     The Company acquired HNB Financial Services, Inc. and its subsidiary, HNB Bank, N.A. (HNB) on September 7, 2007. Management excluded from its assessments of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, HNB’s internal control over financial reporting in the consolidated financial statements of Mercantile Bancorp, Inc. for the period of September 7, 2007 through December 31, 2007. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of HNB from the period of September 7, 2007 to December 31, 2007.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Mercantile Bancorp, Inc. and our report dated March 12, 2008 expressed an unqualified opinion thereon.
/s/ BKD, llp
Decatur, Illinois
March 12, 2008

Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Company and Corporate Governance
     For information on the executive officers of the Company, please see Part I of this Form 10-K under the caption Item 4A – “Executive Officers of Registrant” which is incorporated herein by reference in response to this item. Also, the Company incorporates herein by reference the information set forth under the captions “Election of Directors”, “Ratification of Selection of Independent Auditors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Company’s definitive proxy statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“2008 Proxy Statement”). The Company’s Board of Directors has adopted a Code of Ethics for senior executive, financial and accounting officers, among other persons, which was filed as Exhibit 14.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
Item 11. Executive Compensation
     The information under the captions “Executive Compensation and Other Information”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2008 Proxy Statement are incorporated herein by reference in response to this item.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information under the caption “Ownership of Common Stock by Management and Principal Shareholders” in the 2008 Proxy Statement is incorporated herein by reference in response to this item.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information under the captions “Interests of Directors and Officers in Certain Transactions” and “Corporate Governance – Director Independence” in the 2008 Proxy Statement are incorporated herein by reference in response to this item.
Item 14. Principal Accounting Fees and Services
     The information under the caption “Principal Accounting Fees and Services” in the 2008 Proxy Statement is incorporated herein by reference in response to this item.

PART IV
Item 15. Exhibits, Financial Statement Schedules
     (a) Financial Statements
     Reference is made to the consolidated financial statements, reports thereon, and notes thereto commencing at page 90 of this Annual Report on Form 10-K. A list of such consolidated financial statements is set forth below:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2007 and 2006
Consolidated Statements of Income for the Years Ended December 31, 2007, 2006, and 2005
Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2007, 2006, and 2005
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006, and 2005
     Notes to Consolidated Financial Statements
     (b) Exhibits – See Exhibit Index
     (c) There are no financial statement schedules filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCANTILE BANCORP, INC.
(Registrant)

By:	/s/ Ted T. Awerkamp

Name:	Ted T. Awerkamp
Title:	President and Chief Executive Officer
Dated:	March 17, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ted T. Awerkamp	President and Chief Executive Officer	March 17, 2008

Ted T. Awerkamp	(principal executive officer)

/s/ Michael P. McGrath	Executive Vice President, Treasurer, Secretary	March 17, 2008

Michael P. McGrath	and Chief Financial Officer
(principal financial officer/principal accounting
officer)

/s/ Ted T. Awerkamp	Director	March 17, 2008

Ted T. Awerkamp

/s/ Dan S. Dugan	Chairman, Director	March 17, 2008

Dan S. Dugan

/s/ Michael J. Foster	Director	March 17, 2008

Michael J. Foster

/s/ William G. Keller, Jr.	Director	March 17, 2008

William G. Keller, Jr.

/s/ Frank H. Musholt	Director	March 17, 2008

Frank H. Musholt

/s/ Dennis M. Prock	Director	March 17, 2008

Dennis M. Prock

/s/ Walter D. Stevenson, III	Director	March 17, 2008

Walter D. Stevenson, III

/s/ James W. Tracy	Director	March 17, 2008

James W. Tracy

Exhibit
Number	Description of Exhibit

3.1	Certificate of Incorporation of Mercantile Bancorp, Inc., as amended, filed with the Registration Statement on Form 10 dated May 12, 2004 (File No. 000-50757) (the “Registration Statement”), under the same exhibit number.

3.2	Bylaws of Mercantile Bancorp, Inc., as amended, filed as Exhibit 99.1 to a Current Report on Form 8-K filed November 21, 2007.

4.1	Shareholder Rights Agreement dated July 9, 1999 between the Company and Mercantile Trust & Savings Bank, filed under same exhibit number with the Registration Statement.

4.2	Amendment to Shareholder Rights Agreement dated May 15, 2000 between the Company and Mercantile Trust & Savings Bank, filed under same exhibit number with the Registration Statement.

10.1†	Amendment in its Entirety to Employment Agreement dated December 19, 2005, between Mercantile Bancorp, Inc. and Mercantile Trust & Savings Bank and Dan S. Dugan, filed as Exhibit 10.1 with the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.2†	Executive Employee Salary Continuation Agreement dated December 8, 1994 between Mercantile Trust & Savings Bank and Dan S. Dugan, filed as Exhibit 10.3 with the Registration Statement.

10.3†	Amendment to Dugan Executive Employee Salary Continuation Agreement dated April 26, 2004, filed as Exhibit 10.4 with the Registration Statement.

10.4	Second Amendment to Dugan Executive Employee Salary Continuation Agreement dated December 29, 2006, filed as Exhibit 10.1 to a Current Report on Form 8-K filed January 5, 2007.

10.5†	Executive Employee Salary Continuation Agreement dated December 8, 1994 between Mercantile Trust & Savings Bank and Ted T. Awerkamp, filed as Exhibit 10.5 with the Registration Statement.

10.6†	Amendment to Awerkamp Executive Employee Salary Continuation Agreement dated April 26, 2004, filed as Exhibit 10.6 with the Registration Statement.

10.7†	Second Amendment to Awerkamp Executive Employee Salary Continuation Agreement dated December 18, 2007, filed herewith.

10.8†	Employment Agreement dated January 1, 2008, between the Company and Ted T. Awerkamp, filed herewith.

10.9†	Employment Agreement dated January 1, 2008, between the Company and Michael P. McGrath, filed herewith.

10.10†	Employment Agreement dated January 1, 2008, between the Company and Daniel J. Cook, filed herewith.

10.11†	Mercantile Bancorp, Inc. Incentive Compensation Plan, filed as Exhibit 10.4 to a Current Report on Form 8-K filed on April 18, 2007.

10.12	Mercantile Bancorp, Inc. Profit Sharing Plan and Trust, filed as Exhibit 10.7 with the Registration Statement.

10.13	401(k) Plan Adoption Agreement, filed as Exhibit 10.8 with the Registration Statement.

Exhibit
Number	Description of Exhibit

10.14	Amendment to the Profit Sharing Plan and Trust, filed as Exhibit 10.9 with the Registration Statement.

10.15	Consulting Agreement dated March 2, 2007 between Mercantile Bancorp, Inc. and Dan S. Dugan, filed as Exhibit 10.1 to a Current Report on Form 8-K filed March 7, 2007.

10.16	Consulting Agreement dated January 15, 2008 between Mercantile Bancorp, Inc. and Dan S. Dugan, filed herewith.

10.17	Third Amended and Restated Term Loan Agreement dated November 10, 2006 by and between Mercantile Bancorp, Inc., Borrower, and U.S. Bank National Association, formerly known as Firstar Bank, N.A., Lender, filed as Exhibit 10.1 with the Periodic Report on Form 10-Q for the quarter ended September 30, 2006 (the 2006 “Third Quarter Form 10-Q”).

10.18	First Amendment to Third Amended and Restated Loan Agreement between Mercantile Bancorp, Inc. and U.S. Bank National Association, dated March 20, 2007, filed as Exhibit 10.1 to a Current Report on Form 8-K filed March 24, 2007.

10.19	Second Amendment to Third Amended and Restated Loan Agreement between Mercantile Bancorp, Inc. and U.S. Bank National Association, dated as of June 30, 2007, filed as Exhibit 10.1 to a Current Report on Form 8-K filed July 19, 2007.

10.20	Third Amendment to Third Amended and Restated Loan Agreement between Mercantile Bancorp, Inc. and U.S. Bank National Association, dated September 7, 2007, filed as Exhibit 10.1 to a Current Report on Form 8-K filed September 12, 2007.

10.21	Construction Agreement dated August 24, 2006 by and between Mercantile Trust & Savings Bank, Owner, and Clayco, Inc., Contractor, filed as Exhibit 10.2 with the 2006 Third Quarter Form 10-Q.

10.22	General Conditions of the Contract for Construction by and between Mercantile Trust & Savings Bank, Owner, and Clayco, Inc., Contractor, filed as Exhibit 10.3 with the 2006 Third Quarter Form 10-Q.

14.1	Code of Ethics, filed under same exhibit number with Annual Report on Form 10-K for fiscal year ended December 31, 2004.

21.1	Subsidiaries of registrant, filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

†	Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Mercantile Bancorp, Inc.
Quincy, Illinois
We have audited the accompanying consolidated balance sheets of Mercantile Bancorp, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercantile Bancorp, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mercantile Bancorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ BKD, LLP
Decatur, Illinois
March 12, 2008

Mercantile Bancorp, Inc.
Consolidated Balance Sheets
December 31, 2007 and 2006
(in thousands, except share data)

	2007	2006

Assets

Cash and due from banks	$38,172	$28,854
Interest-bearing demand deposits	18,259	29,188
Federal funds sold	19,628	41,105

Cash and cash equivalents	76,059	99,147

Available-for-sale securities	201,739	176,179
Held-to-maturity securities	14,518	12,400
Loans held for sale	3,338	1,660
Loans, net of allowance for loan losses of $12,794 and $10,613 at December 31, 2007 and 2006	1,188,757	1,021,043
Interest receivable	11,343	10,277
Foreclosed assets held for sale, net	3,172	291
Federal Home Loan Bank stock	7,790	5,699
Equity method investments in common stock	—	4,119
Cost method investments in common stock	6,105	3,190
Deferred income taxes	2,457	3,071
Mortgage servicing rights	1,307	994
Cash surrender value of life insurance	24,248	18,143
Premises and equipment	42,003	25,693
Goodwill	43,934	32,120
Core deposit and other intangibles	4,514	2,110
Other	7,861	6,691

Total assets	$1,639,145	$1,422,827

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Demand	$133,890	$111,131
Savings, NOW and money market	420,394	349,250
Time	611,676	551,688
Brokered time	153,499	154,745

Total deposits	1,319,459	1,166,814

Short-term borrowings	45,589	26,338
Long-term debt	81,500	66,010
Junior subordinated debentures	61,858	41,239
Interest payable	6,040	6,039
Other	6,971	6,531

Total liabilities	1,521,417	1,312,971

Commitments and Contingent Liabilities

Minority Interest	9,446	9,198

Stockholders’ Equity
Common stock, $0.42 par value; authorized 12,000,000 shares;
Issued — 8,887,113 shares
Outstanding — 8,709,655 and 8,747,618 shares at December 31, 2007 and 2006	3,629	3,629
Additional paid-in capital	11,989	11,982
Retained earnings	94,552	86,648
Accumulated other comprehensive income	305	23

	110,475	102,282

Treasury stock, at cost
Common; 177,458 shares and 139,567 shares December 31, 2007 and 2006	(2,193)	(1,624)

Total stockholders’ equity	108,282	100,658

Total liabilities and stockholders’ equity	$1,639,145	$1,422,827

See Notes to Consolidated Financial Statements

Mercantile Bancorp, Inc.
Consolidated Statements of Income
Years Ended December 31, 2007, 2006 and 2005
(in thousands, except share data)

	2007	2006	2005

Interest and Dividend Income
Loans
Taxable	$82,912	$66,152	$51,767
Tax exempt	936	908	720
Securities
Taxable	7,965	5,774	4,791
Tax exempt	1,830	1,783	1,775
Federal funds sold	1,219	577	134
Dividends on Federal Home Loan Bank Stock	182	189	235
Deposits with financial institutions and other	899	767	358

Total interest and dividend income	95,943	76,150	59,780

Interest Expense
Deposits	44,771	33,071	21,185
Short-term borrowings	1,945	1,389	676
Long-term debt and junior subordinated debentures	6,745	3,954	2,477

Total interest expense	53,461	38,414	24,338

Net Interest Income	42,482	37,736	35,442
Provision for Loan Losses	2,969	3,914	2,368

Net Interest Income After Provision for Loan Losses	39,513	33,822	33,074

Noninterest Income
Fiduciary activities	2,411	2,191	1,910
Brokerage fees	1,468	1,120	430
Customer service fees	4,136	3,610	3,407
Other service charges and fees	713	599	621
Net gains on loan sales	698	612	548
Net gains on sale of equity and cost method investments	2,908	4,318	—
Loan servicing fees	464	388	372
Net increase in cash surrender value of life insurance	926	653	606
Income (loss) on equity method investments in common stock	(6)	251	182
Other	241	188	471

Total noninterest income	13,959	13,930	8,547

Noninterest Expense
Salaries and employee benefits	23,253	18,254	15,937
Net occupancy expense	2,695	2,001	2,061
Equipment expense	2,494	1,777	1,667
Deposit insurance premium	223	122	119
Professional fees	1,993	1,782	1,361
Postage and supplies	1,085	941	857
Losses on sale of premises and equipment	23	107	70
Losses on foreclosed assets, net	86	35	94
Amortization of mortgage servicing rights	134	224	196
Other	7,422	6,373	5,455

Total noninterest expense	39,408	31,616	27,817

Minority Interest	622	792	648

Income Before Income Taxes	13,442	15,344	13,156

Provision for Income Taxes	3,441	5,025	3,652

Net Income	$10,001	$10,319	$9,504

Basic Earnings Per Share	$1.15	$1.18	$1.08

Weighted average shares outstanding	8,727,933	8,770,475	8,818,524

See Notes to Consolidated Financial Statements

Mercantile Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2007, 2006 and 2005
(in thousands, except share data)

					Accumulated
	Common Stock				Other
	Shares		Additional Paid-In	Retained	Comprehensive
	Outstanding	Amount	Capital	Earnings	Income (Loss)	Treasury Stock	Total

Balance, January 1, 2005	8,836,560	$3,629	$11,464	$70,453	$857	$(421)	$85,982

Comprehensive income
Net income	—	—	—	9,504	—	—	9,504
Change in unrealized depreciation on available-for-sale securities, net of taxes and reclassification adjustment	—	—	—	—	(1,606)	—	(1,606)
Accumulated other comprehensive loss of equity method investee	—	—	—	—	(27)	—	(27)
Change in unrealized loss on interest rate swaps, net of taxes	—	—	—	—	(72)	—	(72)

Total comprehensive income							7,799

Issuance of stock to minority shareholders of Mid-America	—	—	300	—	—	—	300
Dividends on common stock, $0.20 per share	—	—	—	(1,757)	—	—	(1,757)
Purchase of treasury stock	(64,193)	—	—	—	—	(836)	(836)

Balance, December 31, 2005	8,772,367	3,629	11,764	78,200	(848)	(1,257)	91,488

Comprehensive income
Net income	—	—	—	10,319	—	—	10,319
Change in unrealized appreciation on available-for-sale securities, net of taxes and reclassification adjustment	—	—	—	—	892	—	892
Accumulated other comprehensive loss of equity method investee	—	—	—	—	(5)	—	(5)
Change in unrealized loss on interest rate swaps, net of taxes	—	—	—	—	147	—	147

Total comprehensive income							11,353

Issuance of stock to minority shareholders of Mid-America	—	—	218	—	—	—	218
Dividends on common stock, $0.21 per share	—	—	—	(1,871)	—	—	(1,871)
Purchase of treasury stock	(24,750)	—	—	—	—	(367)	(367)
Adjustment to initially apply FAS Statement No. 158, net of tax	—	—	—	—	(163)	—	(163)

Balance, December 31, 2006	8,747,617	3,629	11,982	86,648	23	(1,624)	100,658

Comprehensive income
Net income	—	—	—	10,001	—	—	10,001
Change in unrealized appreciation on available-for-sale securities, net of taxes and reclassification adjustment	—	—	—	—	240	—	240
Accumulated other comprehensive loss of equity method investee	—	—	—	—	28	—	28
Defined benefit postretirement plan – transition obligation	—	—	—	—	14	—	14

Total comprehensive income							10,283

Issuance of stock to minority shareholders of Mid-America	—	—	7	—	—	—	7
Dividends on common stock, $0.24 per share	—	—	—	(2,097)	—	—	(2,097)
Purchase of treasury stock	(37,962)	—	—	—	—	(569)	(569)

Balance, December 31, 2007	8,709,655	$3,629	$11,989	$94,552	$305	$(2,193)	$108,282

See Notes to Consolidated Financial Statements

Mercantile Bancorp, Inc.
Statements of Cash Flows
December 31, 2007, 2006 and 2005
(in thousands, except share data)

	2007	2006	2005

Operating Activities
Net income	$10,001	$10,319	$9,504
Items not requiring (providing) cash
Depreciation	1,898	1,535	1,652
Provision for loan losses	2,969	3,914	2,368
Amortization (depreciation) of premiums and discounts on securities	(28)	1,062	943
Amortization (depreciation) of core deposit intangibles and other purchase accounting adjustments	(970)	247	161
Deferred income taxes	(482)	2,091	(1,252)
Losses on sales of foreclosed assets	86	35	94
Net gains on loan sales	(698)	(612)	(548)
Amortization of mortgage servicing rights	134	224	196
Losses on sale of premises and equipment	23	107	70
Gain on sale of equity and cost method investments	(2,908)	(4,318)	—
(Income) loss on equity method investments in common stock	6	(251)	(182)
Federal Home Loan Bank stock dividends	(56)	(58)	(223)
Net increase in cash surrender value of life insurance	(926)	(653)	(606)
Minority interest in earnings of subsidiary	622	792	648
Changes in
Loan originated for sale	(48,113)	(38,755)	(32,513)
Proceeds from sales of loans	46,842	41,142	32,481
Interest receivable	(188)	(1,736)	(1,378)
Other assets	(1,068)	(1,662)	(1,298)
Interest payable	(607)	2,256	988
Other liabilities	61	373	673

Net cash provided by operating activities	6,598	16,052	11,778

Investing Activities
Cash paid in acquisition of HNB Financial, net of cash received	(24,790)	—	—
Cash paid in acquisition of Royal Palm, net of cash received	—	(21,804)	—
Purchases of available-for-sale securities	(44,091)	(113,362)	(63,953)
Proceeds from maturities of available-for-sale securities	47,015	104,625	63,983
Purchases of held-to-maturity securities	(1,000)	—	—
Proceeds from maturities of held-to-maturity securities	3,368	3,375	4,745
Net change in loans	(58,888)	(54,535)	(90,886)
Purchases of premises and equipment	(11,504)	(5,313)	(3,940)
Proceeds from sales of premises and equipment	25	20	35
Purchases of Federal Home Loan Bank stock	(710)	(841)	(109)
Proceeds from sales of Federal Home Loan Bank stock	449	1,152	—
Proceeds from the sales of foreclosed assets	275	469	743
Purchase of cost method investment in common stock	(3,234)	(995)	(1,501)
Proceeds from sale of cost method investments	513	—	—
Purchases of equity method investment in common stock	—	—	(2,986)
Proceeds from sales of equity method investments	6,791	1,347	—
Purchase of bank-owned life insurance	(1,887)	—	—

Net cash used in investing activities	(87,668)	(85,862)	(93,869)

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	22,064	59,617	16,837
Net increase in time and brokered time deposits	1,641	22,145	55,865
Net increase (decrease) in short-term borrowings	18,361	(6,249)	11,202
Proceeds from long-term debt	27,650	28,750	2,902
Repayment of long-term debt	(29,160)	(9,150)	(11,250)
Proceeds from issuance of junior subordinated debentures	20,619	30,929	10,310
Purchase of stock from minority interest of Mid America	(612)	—	—
Proceeds from issuance of stock to minority interest of Mid-America	103	1,395	3,307
Purchase of intangible assets	(18)	(396)	—
Purchase of treasury stock	(569)	(367)	(836)
Dividends paid	(2,097)	(1,871)	(1,757)
Dividends paid on minority shares	—	—	(54)

Net cash provided by financing activities	57,982	124,803	86,526

Increase (Decrease) in Cash and Cash Equivalents	(23,088)	54,993	4,435
Cash and Cash Equivalents, Beginning of Year	99,147	44,154	39,719

Cash and Cash Equivalents, End of Year	$76,059	$99,147	$44,154

Supplemental Cash Flows Information

Interest paid	$54,398	$36,158	$23,350
Income taxes paid (net of refunds)	$2,164	$4,917	$4,423
Real estate acquired in settlement of loans	$3,082	$454	$655
Increase in additional paid-in-capital due to issuance of stock to minority interest of Mid-America at a price over book	$7	$218	$300
Increase in core deposit intangibles due to purchase of Mid-America at a price over book	$99	$—	$413
Available-for-sale securities received in sale of equity and cost method investments	$700	$8,035	$—
Purchase of minority interest shares including goodwill in Security State Bank of Hamilton recognized as other liabilities	$—	$580	$—
Capitalized interest	$330	$23	$—
See Notes to Consolidated Financial Statements

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table dollar amounts in thousands)
Note 1: Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Mercantile Bancorp, Inc. (“Company”) is a multi-state bank holding company whose principal activity is the ownership and management of its wholly and majority owned subsidiaries, Mercantile Trust & Savings Bank, Perry State Bank, Farmers State Bank of Northern Missouri, Marine Bank and Trust, Golden State Bank, Security State Bank of Hamilton, Brown County State Bank, State Bank of Augusta, Mid-America Bancorp, Inc., the sole shareholder of Heartland Bank, Royal Palm Bancorp, Inc., the sole shareholder of the Royal Palm Bank of Florida, and HNB Financial Services, Inc, the sole shareholder of HNB National Bank (“Banks”). Mercantile Bancorp Capital Trust I, Trust II, Trust III, and Trust IV (“Trusts”) are unconsolidated wholly-owned subsidiaries of the Company. The Trusts were formed to issue cumulative preferred securities. The Company owns all of the securities of the Trusts that possess general voting powers. During 2006, Golden State Bank and Brown County State Bank were merged, with the survivor being Brown County State Bank. Also, Security State Bank of Hamilton, State Bank of Augusta, and Marine Bank and Trust Company were merged with Marine Bank and Trust Company being the survivor. Marine Bank and Trust Company purchased the remaining shares held by the minority shareholders as a result of this merger. The Banks are primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Western Illinois, Northern Missouri, suburban Kansas City, Missouri, and Southwestern Florida. The Banks are subject to competition from other financial institutions. The Company and Banks are also subject to regulation by certain federal and state agencies and undergo periodic examinations by those regulatory authorities.
Investment Subsidiary
Mercantile Trust & Savings Bank (“MTSB”) has a subsidiary, Mercantile Investments, Inc. (“MII”), that manages the majority of MTSB’s investment portfolio. MII, located in the Cayman Islands, is included in the consolidation of the Company’s financial statements. As of December 31, 2007, MII had approximately $98,683,000 in total assets.
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
December 31, 2007, 2006 and 2005
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
December 31, 2007, 2006 and 2005
(Table dollar amounts in thousands)
Derivative Financial Instruments and Hedging Transactions
As part of the Company’s asset and liability management strategy, it may engage in derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations on its net interest margin. During 2003, the Company entered into two interest rate swap agreements. The interest rate swap agreements matured during 2006. The objective for the interest rate swaps was to manage asset and liability positions in connection with the Company’s overall strategy of minimizing the impact of interest rate fluctuations on its interest rate margin. As part of the Company’s overall risk management, the Company’s Asset Liability Committee, which meets monthly, monitors and measures interest rate risk and the sensitivity of assets and liabilities to interest rate changes, including the impact of the interest rate swaps. No other swaps or derivative contracts were entered into in 2007 or 2006.
The interest rate swaps qualified as cash flow hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, and were designed as hedges of the variability of cash flows the Company receives on certain of its loans indexed at the U.S. Prime rate. In accordance with SFAS No. 133, these interest rate swap agreements were measured at fair value and reported as a liability on the consolidated statement of financial condition. The portion of the change in the fair value of the interest rate swaps that was deemed effective in hedging the cash flows of the designated liabilities was recorded as a component of accumulated other comprehensive income (loss), net of tax, and reclassified into interest income as such cash flows occur in the future. Any ineffectiveness resulting from the hedges was recorded as a gain or loss in the consolidated statements of income. No such gains or losses were recorded in 2007, 2006 or 2005.
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
December 31, 2007, 2006 and 2005
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
The Company owned approximately $3,506,000 of Federal Home Loan Bank of Chicago as of December 31, 2007 and 2006. During the third quarter of 2007, the Federal Home Loan Bank of Chicago (FHLB) received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. The FHLB will continue to provide liquidity and funding through advances and purchase loans through the MPF program. With regard to dividends, the FHLB will continue to assess their dividend capacity each quarter and may make appropriate request for approval from their regulator. The FHLB did not pay a dividend during the fourth quarter of 2007, the stock is considered a non-performing asset as of December 31, 2007. Management performed an analysis and determined the investment in this FHLB stock was not impaired.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table dollar amounts in thousands)
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

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table dollar amounts in thousands)
Income Taxes
Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with its subsidiaries, with the exception of Mid-American Bancorp, Inc. The Company’s ownership of Mid-America Bancorp, Inc. was 54.6% at December 31, 2007, which does not meet the requirements to be included in the Company’s consolidated tax returns.
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
Trust Assets
Assets held in fiduciary or agency capacities are not included in the consolidated balance sheets since such items are not assets of the Company. Fees from trust activities are recorded on an accrual basis over the period in which the service is provided. Fees are a function of the market value of assets managed and administered, the volume of transactions, and fees for other services rendered, as set forth in the underlying client agreement with the Company’s Trust Department. This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on estimated asset valuations and transaction volumes. Generally, the actual trust fee is charged to each account on a monthly prorated basis. Any out of pocket expenses or services not typically covered by the fee schedule for trust activities are charged directly to the trust account on a gross basis as trust revenue is incurred. The Company manages or administers 688 and 689 trust accounts with assets totaling approximately $616,028,000 and $526,184,000 at December 31, 2007 and 2006, respectively.
Reclassifications
Certain reclassifications have been made to the 2006 and 2005 financial statements to conform to the 2007 financial statement presentation. These reclassifications had no effect on net income.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table dollar amounts in thousands)
Note 2: Securities
The amortized cost and approximate fair values of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value

Available-for-sale Securities:
December 31, 2007:
U.S. Treasury	$993	$6	$—	$999
U.S. government agencies	16,517	222	(13)	16,726
Mortgage-backed securities	108,129	902	(232)	108,799
State and political subdivisions	53,708	337	(247)	53,798
Corporate bonds	9,500	—	—	9,500
Equity securities	12,232	961	(1,276)	11,917

	$201,079	$2,428	$(1,768)	$201,739

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value

Available-for-sale Securities:
December 31, 2006:
U.S. Treasury	$500	$—	$(3)	$497
U.S. government agencies	7,992	4	(53)	7,943
Mortgage-backed securities	96,140	587	(697)	96,030
State and political subdivisions	49,781	137	(556)	49,362
Corporate bonds	11,000	—	—	11,000
Equity securities	10,419	928	—	11,347

	$175,832	$1,656	$(1,309)	$176,179

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table dollar amounts in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value

Held-to-maturity Securities
December 31, 2007:
Mortgage-backed securities	$8,329	$73	$(1)	$8,401
State and political subdivisions	5,189	36	(2)	5,223
Corporate bonds	1,000	—	—	1,000

	$14,518	$109	$(3)	$14,624

December 31, 2006:
Mortgage-backed securities	$11,181	$2	$(117)	$11,066
State and political subdivisions	219	—	(1)	218
Corporate bonds	1,000	—	(3)	997

	$12,400	$2	$(121)	$12,281

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$19,165	$19,170	$315	$316
One to five years	32,828	33,003	2,815	2,831
Five to ten years	25,688	25,759	2,059	2,076
After ten years	3,037	3,091	1,000	1,000

	80,718	81,023	6,189	6,223
Mortgage-backed securities	108,129	108,799	8,329	8,401
Equity securities	12,232	11,917	—	—

Totals	$201,079	$201,739	$14,518	$14,624

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table dollar amounts in thousands)
The carrying value of securities pledged as collateral, to secure public deposits, Federal Home Loan Bank advances, repurchase agreements and for other purposes, amounted to $112,640,000 at December 31, 2007 and $98,279,000 at December 31, 2006.
There were no sales of available-for-sale securities during 2007 and 2006.
With the exception of U.S. governmental agencies and corporations, the Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders’ equity at December 31, 2007.
Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2007 and 2006, was $73,448,000 and $118,812,000, which is approximately 34% and 63% of the Company’s available-for-sale and held-to-maturity investment portfolios. These declines primarily resulted from recent increases in market interest rates and recent volatility in the stock market for equities.
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

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table dollar amounts in thousands)
The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 and 2006:

	Less Than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

December 31, 2007
U.S. Government agencies	$2,566	$(1)	$2,687	$(12)	$5,253	$(13)
Mortgage-backed securities	13,018	(154)	15,210	(79)	28,228	(233)
State and political subdivisions	4,726	(23)	28,190	(226)	32,916	(249)
Equity securities	7,051	(1,276)	—	—	7,051	(1,276)

Total temporarily impaired securities	$27,361	$(1,454)	$46,087	$(317)	$73,448	$(1,771)

December 31, 2006
U.S. Treasury	$—	$—	$497	$(3)	$497	$(3)
U.S. Government agencies	2,435	(4)	4,372	(49)	6,807	(53)
Mortgage-backed securities	17,792	(75)	52,830	(739)	70,622	(814)
State and political subdivisions	6,983	(31)	32,906	(526)	39,889	(557)
Corporate bonds	—	—	997	(3)	997	(3)

Total temporarily impaired securities	$27,210	$(110)	$91,602	$(1,320)	$118,812	$(1,430)

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table dollar amounts in thousands)

Note 3:	Equity and Cost Method Investments in Common Stock
The Company has equity method investments in common stock of $0 and $4,119,000 as of December 31, 2007 and 2006, respectively. Included in retained earnings at December 31, 2006 is cumulative net gains and income in regards to the equity method investments in common stock of $1,132,000, net of taxes. The Company owned 32,647 shares, representing an ownership percentage of 36.4%, of common stock of New Frontier Bancshares, Inc. (“New Frontier”), a privately held bank holding company located in St. Charles, Missouri. The purchase of 7,251 shares for $1,812,750 during 2005 was in excess of the underlying equity in the net assets of New Frontier. The amount of the purchase price in excess of the underlying net assets of $421,000 was recognized as a core deposit intangible.
On September 27, 2007, the Company completed the sale of its 36.4% equity position in New Frontier for $6,790,576. New Frontier repurchased 32,647 shares of its common stock, valued at $208 per share, and paid the Company in cash. The Company had made incremental investments in New Frontier since 2000 totaling $4,716,032, net of amortization of core deposit intangibles, at an average cost of approximately $144 per share. The Company recorded a gain on the sale of $2,074,544.
The investment in New Frontier, recognized in equity method investment in common stock, was carried at the same amount of the underlying equity in the net assets of New Frontier. Quoted market prices for the common stock are not available. Selected financial information for New Frontier is as follows:

As of and for the
Year Ended
December 31,
2006
Total assets	$153,797
Total liabilities	142,617
Total equity	11,181
Net income	320
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

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table dollar amounts in thousands)
On July 5, 2006, NorthStar sold its outstanding capital stock of 228,392 shares (including the Company’s 19.6% equity interest) to Enterprise Financial Services Corp. (“Enterprise”) of Clayton, Missouri in a cash and stock transaction. The agreement entitled the Company to receive, for each of its 228,392 shares of NorthStar, $5.895 in cash and .918 share of Enterprises common stock, less .231 share of Enterprise placed in escrow as a reserve against potential losses incurred by Enterprise resulting from certain NorthStar loans as well as breach of contract by NorthStar (“the contingency”). The balance of the Company’s equity method investment of $3,208,000 and related unamortized core deposit intangible of $702,000 totaled $3,910,000 as of the date of the sale. The Company received $1,347,000 in cash and 156,964 shares of Enterprise, valued at $4,032,000 in 2006. In addition, 52,670 shares of Enterprise were placed in escrow and allocated to the Company in 2006. The amount of the cash and value of Enterprise stock received in the transaction, excluding the stock placed in escrow, in excess of the unamortized cost totaled approximately $1,469,000 and was recorded as a gain in 2006. In 2007, the contingency was resolved, and the Enterprise shares held in escrow, less the shares liquidated to satisfy losses incurred on certain NorthStar loans, were distributed to the former NorthStar shareholders. As part of the distribution, the Company received 28,122 shares of Enterprise, valued at $699,000, which was recorded as a gain in 2007. As of December 31, 2007, the Company owns 185,086 shares of Enterprise, representing approximately 1.8% of the outstanding common stock of Enterprise and is recorded as an available-for-sale investment of the Company. Enterprise stock is publicly traded on the NASDAQ exchange under the symbol “EFSC”. Securities and Exchange Commission rules place certain restrictions on the Company’s ability to sell its holdings in Enterprise. During the first year the stock is held, it may only be sold in a private placement to another sophisticated investor. If held more than one year, but less than two, the stock may be sold if certain conditions are met, including Enterprise being current in its SEC filings, sales by the Company in any three-month period not exceeding the greater of 1% of the outstanding shares of Enterprise of the four-week average of trading volume in Enterprise stock, the sale of shares being made either in an unsolicited brokerage transaction or directly to a market-maker, and the Company filing SEC Form 144 in connection with the sale.
The Company has investments in the common stock of other community banks which are not publicly traded that are recorded under the cost method of accounting. The Company had investments in six community banks at December 31, 2007 for $6,105,000 and in three community banks at December 31, 2006 for $3,190,000.
During 2006, one of the Company’s cost method investments was sold and the Company received stock in the acquiring company. The Company’s carrying value was $1,154,000 and the Company received stock with a value of $4,003,000 for a gain of $2,849,000. The shares of the new company are recognized as available for sale securities as the Company is publicly traded.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table dollar amounts in thousands)

Note 4:	Loans and Allowance for Loan Losses
Categories of loans at December 31, include:

	2007	2006

Commercial and agricultural	$231,614	$214,916
Commercial real estate	511,676	416,276
Residential real estate	320,598	265,577
Consumer	131,061	124,723
Floor plan loans	6,602	10,164

Total loans	1,201,551	1,031,656

Less
Allowance for loan losses	12,794	10,613

Net loans	$1,188,757	$1,021,043

Activity in the allowance for loan losses was as follows:

	2007	2006	2005

Balance, beginning of year	$10,613	$8,082	$7,115
Purchased allowance	1,126	1,725	—
Provision charged to expense	2,969	3,914	2,368
Losses charged off, net of recoveries of $261 for 2007, $284 for 2006 and $340 for 2005	(1,914)	(3,108)	(1,401)

Balance, end of year	$12,794	$10,613	$8,082

Impaired loans totaled $29,566,000 and $12,064,000 at December 31, 2007 and 2006, respectively. An allowance for loan losses of $1,763,000 and $103,000 relates to impaired loans of $20,316,000 and $133,000 at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, impaired loans of $9,250,000 and $11,931,000 had no related allowance for loan losses. The amount of impairment recorded through the allowance for loan losses is measured on a loan-by-loan basis by either the present value of expected future cash flows, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent.
Interest of approximately $2,207,113, $868,000, and $944,000 was recognized on average impaired loans of $20,815,000, $11,531,000, and $11,542,000 for 2007, 2006, and 2005, respectively. Interest of approximately $2,303,000, $784,000, and $963,000 was received on impaired loans on a cash basis during 2007, 2006, and 2005, respectively.
At December 31, 2007 and 2006, accruing loans delinquent 90 days or more totaled $3,184,000 and $993,000, respectively. Non-accruing loans at December 31, 2007 and 2006 were $19,819,000 and $5,397,000, respectively.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table dollar amounts in thousands)

Note 5:	Premises and Equipment
Major classifications of premises and equipment, stated at cost, are as follows:

	2007	2006

Land	$6,612	$4,270
Buildings and improvements	23,517	18,832
Leasehold improvements	2,173	2,221
Equipment	16,383	12,455
Construction in progress	13,892	3,962

	62,577	41,740
Less accumulated depreciation	20,574	16,047

Net premises and equipment	$42,003	$25,693

Mercantile Trust & Savings Bank has entered into an agreement to have a building constructed for its corporate headquarters in Quincy, Illinois. The final amount of the contract is $12,778,000. The Company has paid $12,139,000 through December 31, 2007 related to this contract. The amount of interest capitalized during 2007 was $330,003 and $22,974 for 2006.

Note 6:	Derivative Financial Instruments
During 2003, the Company entered into interest rate swap agreements which matured in 2006. Under these agreements, the Company received a fixed rate and paid a variable rate. The interest rate swaps qualified as cash flow hedges for accounting purposes, and effectively fixed the interest received on $15,000,000 of variable rate loan accounts indexed to the U.S. Prime rate.
Interest income received from the interest rate swap counterparty was $0, $757,673 and $833,423 and interest paid was $0, $1,036,250, and $876,840 for 2007, 2006 and 2005, respectively.

Note 7:	Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006, were:

	2007	2006

Balance as of January 1	$32,120	$5,208
Goodwill acquired in Royal Palm acquisition	(36)	26,640
Goodwill acquired in HNB acquisition	11,850	—
Goodwill acquired through acquisition of minority interest in merger of subsidiaries	—	272

Balance as of December 31	$43,934	$32,120

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table dollar amounts in thousands)
During November 2006, Security State Bank of Hamilton, State Bank of Augusta and Marine Bank and Trust Company were merged with Marine Bank and Trust Company being the survivor. Marine Bank and Trust Company purchased the remaining shares held by the minority shareholders with the transaction. The Company recognized $272,000 in goodwill related to this transaction.
All goodwill is allocated to the banking segment of the business. The fair value of the banking segment of the business was estimated using the expected present value of future cash flows.

Note 8:	Other Intangible Assets
The carrying basis and accumulated amortization of recognized intangible assets at December 31, was:

	2007		2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposits	$4,681	$581	$2,161	$448
Intangible asset with indefinite life	414	—	397	—

	$5,095	$581	$2,558	$448

A reconciliation of core deposit intangibles for the period is as follows:

	2007		2006
		Accumulated		Accumulated
	Carrying Values	Amortization	Carrying Values	Amortization

Balance as of January 1	$2,558	$448	$2,732	$372
Acquisition of HNB	3,183	—	—	—
Purchase of additional Mid-America stock	99	—	—	—
Disposal of New Frontier	(762)	(227)	—	—
Acquisition of Royal Palm	—	—	303	—
Disposal of NorthStar	—	—	(873)	(171)
Amortization of core deposit intangibles	—	360	—	247
Acquisition of intangible with indefinite life	17	—	396	—

Balance as of December 31	$5,095	$581	$2,558	$448

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table dollar amounts in thousands)
Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $360,000, $247,000 and $161,000, respectively. Estimated amortization expense for each of the following five years is:

2008	$511,000
2009	496,000
2010	478,000
2011	449,000
2012	440,000

Note 9:	Loan Servicing
Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was approximately $212,893,000, $158,136,000 and $152,919,000 at December 31, 2007, 2006 and 2005, respectively.
Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $1,051,000, $862,000 and $825,000 at December 31, 2007, 2006 and 2005, respectively.
The aggregate estimated fair value of capitalized mortgage servicing rights at December 31, 2007, 2006 and 2005 totaled $1,630,000, $1,343,000 and $1,147,000, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

	2007	2006	2005

Mortgage servicing rights
Balance, beginning of year	$994	$1,018	$998
Servicing rights capitalized	171	200	216
Servicing rights from HNB acquisition	276	—	—
Amortization of servicing rights	(134)	(224)	(196)

Balance, end of year	$1,307	$994	$1,018

Note 10:	Interest-Bearing Deposits
Interest-bearing deposits in denominations of $100,000 or more were approximately $243,351,000 at December 31, 2007 and $275,490,000 at December 31, 2006.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table dollar amounts in thousands)
At December 31, 2007, the scheduled maturities of time deposits, including brokered deposits, are as follows:

2008	$528,103
2009	126,250
2010	61,644
2011	33,820
2012	10,708
Thereafter	4,650

$765,175

Note 11:	Short-Term Borrowings
Short-term borrowings included the following at December 31:

	2007	2006

Federal funds purchased	$4,874	$902
Securities sold under agreements to repurchase	25,062	23,651
U.S. Treasury demand notes	2,763	1,785
Short-term Federal Home Loan Bank borrowings	12,890	—

Total short-term borrowings	$45,589	$26,338

Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The obligations are secured by mortgage-backed securities and such collateral is held by Wachovia and United Missouri Bank. The maximum amount of outstanding agreements at any month end during 2007 and 2006 totaled $25,356,000 and $23,651,000 and the monthly average of such agreements totaled $20,065,000 and $16,304,000, respectively. The agreements at December 31, 2007 mature within 12 months.

Note 12:	Long-Term Debt and Junior Subordinated Debentures
Long-term debt and junior subordinated debentures consisted of the following components at December 31:

	2007	2006

Federal Home Loan Bank advances, fixed rates from 4.18% to 5.37%, due at various dates through 2017	$57,500	$44,825
Revolving line of credit, variable rate, due June 30, 2008	—	6,185
Bank note payable, fixed rate of 6.13%, due August 31, 2010	5,000	—
Bank note payable, fixed rate of 6.27%, due August 31, 2010	2,000	—
Bank note payable, fixed rate of 6.09%, due November 10, 2009	15,000	15,000
Junior subordinated debenture, variable rate, due June 30, 2013	2,000	—
Junior subordinated debentures owed to unconsolidated subsidiaries	61,858	41,239

Total long-term debt	$143,358	$107,249

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table dollar amounts in thousands)
The Federal Home Loan Bank (FHLB) advances are secured by U.S. Government agency and mortgage-backed securities, first-mortgage loans, and all stock in the FHLB owned by the Company. The advances are subject to restrictions or penalties in the event of prepayments. The Company has $57,500,000 in FHLB borrowings having a weighted average rate of 4.91% which are subject to being called beginning in 2008.
The Company has a revolving line of credit which is secured by 100% of the outstanding shares of the subsidiary banks. The balance as of December 31, 2007 and 2006 was $0 and $6,185,000, respectively. The line of credit was renewed on July 17, 2007 with an available balance of $8,000,000 and a due date of June 30, 2008. Interest is payable quarterly at 1.5 percent below prime.
The $15,000,000 bank note payable is secured by 100% of the outstanding shares of the subsidiary banks. The principal is due November 10, 2009. Interest is payable quarterly at a fixed rate of 6.09%. Principal is due in four payments as follows: $375,000 due on December 31, 2008, $375,000 due on March 31, 2009, $375,000 due on June 30, 2009, and $13,875,000 due on November 10, 2009.
The $5,000,000 and $2,000,000 bank notes payable are secured by 100% of the outstanding shares of the subsidiary banks. The final principal payments for both are due August 31, 2010. Interest is payable quarterly at 6.13% and 6.27%, respectively. Principal is due in four payments as follows: $125,000 each due on December 31, 2009, $125,000 each due on March 31, 2010, $125,000 each due on June 30, 2009, and the remaining principal of $4,625,000 and $1,625,000, respectively, is due August 31, 2010.
The revolving line of credit and bank notes payable have various covenants including ratios relating to the Company’s capital, allowance for loan losses, return on assets, non-performing assets and debt service coverage.
On August 15, 2007, Mercantile Trust & Savings Bank assigned its debenture with affiliate Heartland Bank to Security Bank of Pulaski Co. in the amount of $2,000,000. This debenture was originally issued June 30, 2005 with a maturity date of June 30, 2013. Interest is payable semi-annually on June 30 and December 31 at the prime rate of interest. At December 31, 2007, this rate was 7.25%. Principal is payable in full on June 30, 2013.
During 2005, the Company issued $10,310,000 of junior subordinated debt owed to Mercantile Bancorp Capital Trust I (“Trust”). The Trust is a wholly-owned unconsolidated subsidiary, which was formed on August 25, 2005, to issue cumulative preferred securities. The Company owns all of the securities of the Trust that possess general voting powers. The Company issued shares of the preferred securities through a private placement offering on August 25, 2005 through the Trust. The Trust invested the proceeds in the Company’s junior subordinated debentures. The junior subordinated debentures have a fixed interest rate for approximately 10 years of 6.10%, which was the rate on December 31, 2007 and 2006. Commencing November 25, 2015, the rate is equal to 3 month LIBOR plus 1.44 basis points. The junior subordinated debentures mature on August 25, 2035 and are callable, at the option of the Company, at par on or after November 23, 2010. The Trust’s sole asset is the Company’s junior subordinated debt. The Company’s obligations with respect to the issuance of the preferred securities constitute a full and unconditional guarantee of the Trust’s obligations with respect to the preferred securities. Interest on the junior subordinated debentures and distributions on the preferred securities are payable quarterly in arrears. Distributions on the preferred securities are cumulative. The Company has the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the junior subordinated debentures, which will require deferral of distribution of the preferred securities, for a period not exceeding 20 consecutive quarterly periods, provided that such deferral may not extend beyond the stated maturity of the junior subordinated debentures. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table dollar amounts in thousands)
During 2006, the Company issued $20,619,000 of junior subordinated debt owed to Mercantile Bancorp Capital Trust II (“Trust”). The Trust is a wholly-owned unconsolidated subsidiary, which was formed on July 13, 2006, to issue cumulative preferred securities. The Company owns all of the securities of the Trust that possess general voting powers. The Company issued shares of the preferred securities through a private placement offering on July 13, 2006 through the Trust. The Trust invested the proceeds in the Company’s junior subordinated debentures. The junior subordinated debentures have a variable interest rate of LIBOR plus 165 basis points, which was 6.88% on December 31, 2007. The rate resets quarterly. The junior subordinated debentures mature on July 13, 2036 and are callable, at the options of the Company, at par on or after July 13, 2011. The Trust’s sole asset is the Company’s junior subordinated debt. The Company’s obligations with respect to the issuance of the preferred securities constitute a full and unconditional guarantee of the Trust’s obligations with respect to the preferred securities. Interest on the junior subordinated debentures and distributions on the preferred securities are payable quarterly in arrears. Distributions on the preferred securities are cumulative. The Company has the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the junior subordinated debentures, which will require deferral of distribution of the preferred securities, for a period not exceeding 20 consecutive quarterly periods, provided that such deferral may not extend beyond the stated maturity of the junior subordinated debentures. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption.
During 2006, the Company issued $10,310,000 of junior subordinated debt owed to Mercantile Bancorp Capital Trust III (“Trust”). The Trust is a wholly-owned unconsolidated subsidiary, which was formed on July 13, 2006, to issue cumulative preferred securities. The Company owns all of the securities of the Trust that possess general voting powers. The Company issued shares of the preferred securities through a private placement offering on July 13, 2006 through the Trust. The Trust invested the proceeds in the Company’s junior subordinated debentures. The junior subordinated debentures have a fixed interest rate for approximately 5 years, which was 7.17% on December 31, 2007. Commencing September 2011, the rate is equal to 3 month LIBOR plus 153 basis points. The junior subordinated debentures mature on July 13, 2036 and are callable, at the option of the Company, at par on or after July 13, 2011. The Trust’s sole asset is the Company’s junior subordinated debt. The Company’s obligations with respect to the issuance of the preferred securities constitute a full and unconditional guarantee of the Trust’s obligations with respect to the preferred securities. Interest on the junior subordinated debentures and distributions on the preferred securities are payable quarterly in arrears. Distributions on the preferred securities are cumulative. The Company has the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the junior subordinated debentures, which will require deferral of distribution of the preferred securities, for a period not exceeding 20 consecutive quarterly periods, provided that such deferral may not extend beyond the stated maturity of the junior subordinated debentures. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table dollar amounts in thousands)
During 2007, the Company issued $20,619,000 of junior subordinated debt owed to Mercantile Bancorp Capital Trust IV (“Trust”). The Trust is a wholly-owned unconsolidated subsidiary, which was formed on August 30, 2007, to issue cumulative preferred securities. The Company owns all of the securities of the Trust that possess general voting powers. The Company issued shares of the preferred securities through a private placement offering on August 30, 2007 through the Trust. The Trust invested the proceeds in the Company’s junior subordinated debentures. The junior subordinated debentures have a fixed interest rate for approximately 10 years, which was 6.84% on December 31, 2007. Commencing November 2017, the rate is equal to 3 month LIBOR plus 1.58%. The junior subordinated debentures mature on October 30, 2037 and are callable, at the option of the Company, at par on or after October 30, 2017. The Trust’s sole asset is the Company’s junior subordinated debt. The Company’s obligations with respect to the issuance of the preferred securities constitute a full and unconditional guarantee of the Trust’s obligations with respect to the preferred securities. Interest on the junior subordinated debentures and distributions on the preferred securities are payable quarterly in arrears. Distributions on the preferred securities are cumulative. The Company has the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the junior subordinated debentures, which will require deferral of distribution of the preferred securities, for a period not exceeding 20 consecutive quarterly periods, provided that such deferral may not extend beyond the stated maturity of the junior subordinated debentures. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption.
The interest expense on the junior subordinated debt was $3,308,497 and $1,661,401 for the years ended December 31, 2007 and 2006, respectively.
Per regulation, 25% of Tier 1 capital (see Note 15) can be comprised of the junior subordinated debt owed to the Trusts.
Aggregate annual maturities of long-term debt and junior subordinated debentures at December 31, 2007, are:

2008	$24,375
2009	20,875
2010	8,750
2011	8,000
2012	5,000
Thereafter	76,358

$143,358

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table dollar amounts in thousands)

Note 13:	Income Taxes
The provision for income taxes includes these components:

	2007	2006	2005

Taxes currently payable
Federal	$3,373	$2,696	$4,292
State	550	238	612

Deferred income taxes
Federal	(376)	1,714	(1,078)
State	(106)	377	(174)

Income tax expense	$3,441	$5,025	$3,652

     A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2007	2006	2005

Computed at the statutory rate (34%)	$4,570	$5,217	$4,473
Increase (decrease) resulting from
Tax exempt income	(940)	(836)	(782)
State income taxes	293	406	263
Increase in cash surrender value of life insurance	(340)	(219)	(225)
Change in deferred tax rate for Mid-America	—	—	(328)
Other	(142)	457	251

Actual tax expense	$3,441	$5,025	$3,652

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table dollar amounts in thousands)
     The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2007	2006

Deferred tax assets
Allowance for loan losses	$4,652	$3,901
Accrued compensated absences	214	206
Deferred compensation	1,376	1,087
Accrued postretirement benefits	241	228
Equity method investments	—	26
Net operating loss carryforward of Mid-America Bancorp, Inc.	454	777
Stock options	87	38
Deferred loan fees	145	32
Purchase accounting adjustments	—	626

	7,169	6,921

Deferred tax liabilities
Federal Home Loan Bank stock dividends	366	375
Depreciation	312	468
State taxes	91	43
Mortgage servicing rights	488	376
Deferred gain on investments	1,746	1,652
Unrealized gains on available-for-sale securities	192	119
Core deposit intangible for Mid-America Bancorp, Inc.	226	226
Purchase accounting adjustments	991	—
Other	300	591

	4,712	3,850

Net deferred tax asset	$2,457	$3,071

As of December 31, 2007, the Company had approximately $1,333,907 of net operating loss carryforwards relating to Mid-America Bancorp, Inc. The carryforwards expire in 15-20 years.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table dollar amounts in thousands)

Note 14:	Other Comprehensive Income (Loss)
Other comprehensive income (loss) components and related taxes were as follows:

	2007	2006	2005

Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $73 for 2007, $580 for 2006 and $(981) for 2005	$240	$892	$(1,606)

Net change in unrealized appreciation (depreciation) on available-for-sale securities, net of tax benefit of $73 for 2007, $580 for 2006 and $(981) for 2005	$240	$892	$(1,606)

Accumulated other comprehensive loss of equity method investee	$28	$(5)	$(27)

Defined benefit post-retirement liability, net of tax expense of $0 for 2007, $100 for 2006 and $0 for 2005	$14	$(163)	$—

Unrealized loss on interest rate swaps:
Unrealized holding gains (losses), net of tax expense (benefit) of $0 for 2007, $(19) for 2006 and $(61) for 2005	$—	$(28)	$(99)
Less reclassification adjustment to interest income, net of tax expense (benefit) of $0 for 2007, $(104) for 2006 and $(16) for 2005	—	(175)	(27)

Net change in unrealized loss on interest rate swaps, net of tax expense (benefit) of $0 for 2007, $91 for 2006 and $(43) for 2005	$—	$147	$(72)

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table dollar amounts in thousands)
The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	2007	2006

Net unrealized gain on securities available-for-sale	$660	$347
Net unrealized loss on equity method investments	—	(28)
Net unrealized loss on defined benefit post-retirement liability	(263)	(277)

	397	42

Tax effect	(92)	(19)

Net-of-tax amount	$305	$23

Note 15:	Regulatory Matters
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007, that the Company and subsidiary banks meet all capital adequacy requirements to which they are subject.
As of December 31, 2007, the most recent notification from the Company and subsidiary banks’ regulatory authorities categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed Banks’ categories.
Per regulation, 25% of Tier 1 capital can be comprised of the junior subordinated debt owed to the Trusts (see Note 12).

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table dollar amounts in thousands)
The Company and subsidiary banks’ actual capital amounts and ratios are presented in the following table.

					To Be Well Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Provisions		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007
Total capital (to risk-weighted assets)
Consolidated	$141,156	10.5%	$107,643	8.0%	$134,554	N/A
Mercantile Trust & Savings Bank	53,017	10.2%	41,478	8.0%	51,848	10.0%
Perry State Bank	13,968	10.3%	10,846	8.0%	13,558	10.0%
Farmers State Bank of Northern Missouri	7,501	10.7%	5,634	8.0%	7,043	10.0%
Marine Bank and Trust	13,441	10.7%	10,053	8.0%	12,566	10.0%
Brown County State Bank	6,321	10.2%	4,980	8.0%	6,225	10.0%
Heartland Bank	20,907	11.3%	14,790	8.0%	18,488	10.0%
Royal Palm Bank of Florida	16,554	13.8%	9,592	8.0%	11,990	10.0%
HNB Bank	13,127	10.9%	9,608	8.0%	12,010	10.0%

Tier I capital (to risk-weighted assets)
Consolidated	105,788	7.9%	53,821	4.0%	80,732	N/A
Mercantile Trust & Savings Bank	49,162	9.5%	20,739	4.0%	31,109	6.0%
Perry State Bank	12,414	9.2%	5,423	4.0%	8,135	6.0%
Farmers State Bank of Northern Missouri	6,617	9.4%	2,817	4.0%	4,226	6.0%
Marine Bank and Trust	12,369	9.8%	5,026	4.0%	7,540	6.0%
Brown County State Bank	5,882	9.5%	2,490	4.0%	3,735	6.0%
Heartland Bank	16,754	9.1%	7,395	4.0%	11,093	6.0%
Royal Palm Bank of Florida	15,099	12.6%	4,796	4.0%	7,194	6.0%
HNB Bank	12,069	10.0%	4,804	4.0%	7,206	6.0%

Tier I capital (to average assets)
Consolidated	105,788	6.7%	62,933	4.0%	78,666	N/A
Mercantile Trust & Savings Bank	49,162	8.4%	23,490	4.0%	29,363	5.0%
Perry State Bank	12,414	8.2%	6,087	4.0%	7,609	5.0%
Farmers State Bank of Northern Missouri	6,617	6.8%	3,874	4.0%	4,842	5.0%
Marine Bank and Trust	12,369	7.4%	6,687	4.0%	8,359	5.0%
Brown County State Bank	5,882	7.5%	3,132	4.0%	3,915	5.0%
Heartland Bank	16,754	8.6%	7,804	4.0%	9,754	5.0%
Royal Palm Bank of Florida	15,099	10.6%	5,681	4.0%	7,101	5.0%
HNB Bank	12,069	7.4%	6,565	4.0%	8,207	5.0%

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
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

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table dollar amounts in thousands)
Without prior approval, the subsidiary banks are restricted as to the amount of dividends that they may declare to the balance of the retained earnings account, adjusted for defined bad debts. The Banks’ retained earnings available for dividends to the Company at December 31, 2007 totaled $61,956,000. As a practical matter, the subsidiary banks restrict dividends to a lesser amount because of the desire to maintain an adequate capital structure.
Note 16: Related Party Transactions
At December 31, 2007 and 2006, the Company had loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties).
The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2007	$17,235,000
Change in composition of related parties	1,612,000
New loans, including renewals	5,998,000
Payments, including renewals	(4,072,000)

Balances, December 31, 2007	$20,773,000

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
Note 17: Leases
The Company has several noncancellable operating leases, primarily for facilities, that expire over the next six years. These leases generally contain renewal options for periods ranging from one to five years. Rental expense for these leases was $391,000, $234,000, and $195,000 for the years ended December 31, 2007, 2006, and 2005, respectively.
Future minimum lease payments under operating leases are:

Operating Leases
2008	$372,907
2009	361,064
2010	283,610
2011	250,913
2012	252,397
Thereafter	705,128

Total minimum lease payments	$2,226,019

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table dollar amounts in thousands)
Note 18: Acquisitions
On September 7, 2007, the Company completed the acquisition of 100% of the outstanding common stock of HNB Financial Services, Inc. (“HNB Financial”), the sole shareholder of HNB National Bank (“HNB”), located in Hannibal, Missouri. The results of HNB Financial’s operations have been included in the consolidated financial statements since that date. The aggregate purchase price was $31,301,000 (includes $864,783 of direct costs of the acquisition).
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date the Company acquired HNB Financial:

Cash and cash equivalents	$6,511
Available-for-sale securities	27,392
Held-to-maturity securities	4,500
Loans, net of allowance for loan losses of $1,126	114,095
Interest receivable	878
Federal Home Loan Bank stock	1,775
Premises and equipment	6,785
Core deposit intangibles	3,183
Goodwill	11,850
Other assets	4,034

Total assets acquired	181,003

Deposits	129,603
Short-term borrowings	889
Deferred income taxes	748
Long-term debt	17,000
Interest payable	608
Other liabilities	854

Total liabilities assumed	149,702

Net assets acquired	$31,301

The Company performed a core deposit intangible study and, as a result of the study, the Company recorded the core deposit intangibles based on the determined fair value. The core deposit intangible is being amortized over 10 years. In addition, other purchase accounting adjustments were made and are reflected in the table above. The $11,850,000 of goodwill was assigned entirely to the banking segment of the business. None of the goodwill is expected to be deductible for tax purposes.
HNB Financial has contracts with its data service provider requiring early termination fees if the contracts are cancelled before their maturity. The Company anticipates terminating the contracts and converting to Mercantile’s system. As of December 31, 2007, the Company has not committed to a plan to convert HNB Financial’s data system. If a decision is made and completed within one year of the acquisition, the early termination fee will be adjusted with goodwill.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table dollar amounts in thousands)
HNB Financial’s results of operations have been reflected in the Company’s consolidated statements of income beginning as of the acquisition date. The following pro forma disclosures, including the effect of the purchase accounting adjustments, depict the results of operations as though the merger had taken place at the beginning of each period.

	Year Ended December 31,
	2007	2006

Net interest income	$44,739	$42,302
Net income	9,664	10,547
Basic earnings per share	1.11	1.21
During November 2006, the Company purchased 100% of the outstanding common stock of Royal Palm Bancorp, Inc. (“Royal Palm”), the sole shareholder of Royal Palm Bank of Florida (“RP Bank”) located in Naples, Florida. The results of Royal Palm’s operations have been included in the consolidated financial statements since that date. The aggregate purchase price was $42,816,000.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date the Company obtained control of Royal Palm:

Cash and cash equivalents	$21,012
Available-for-sale securities	8,706
Held-to-maturity securities	1,000
Loans, net of allowance for loan losses of $1,725	121,310
Interest receivable	645
Federal Home Loan Bank stock	520
Deferred income taxes	1,515
Premises and equipment	3,800
Core deposit intangibles	303
Goodwill	26,604
Other assets	2,321

Total assets acquired	187,736

Deposits	138,923
Long-term debt	5,000
Interest payable	649
Other liabilities	348

Total liabilities assumed	144,920

Net assets acquired	$42,816

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table dollar amounts in thousands)
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
Royal Palm’s results of operations have been reflected in the Company’s consolidated statements of income beginning as of the acquisition date. The results of operations for 2007 are entirely included in the consolidated statements of income, therefore, only 2006 and 2005 are depicted in the following pro forma disclosures. These disclosures include the effect of the purchase accounting adjustments and depict the results of operations as though the merger had taken place at the beginning of the periods presented.

	Year Ended December 31,
	2006	2005

Net interest income	$42,332	$39,180
Net income	10,639	9,546
Basic earnings per share	1.82	1.62
Note 19: Employee Benefits
The Company has a defined contribution 401(k) profit sharing plan covering substantially all employees with the exception of Mid-America Bancorp, Inc. Employer contributions charged to expense for 2007, 2006 and 2005 were $1,013,000, $1,057,000 and $825,000, respectively.
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
The transition obligation is being recognized over the employees’ future service period as a component of net periodic postretirement benefit cost. The net periodic postretirement benefit cost was $70,000 for 2007, $33,000 for 2006 and $212,000 for 2005. The Company adopted FAS Statement No. 158 during 2006 and adjusted the liability to the accumulated postretirement benefit obligation. The accumulated postretirement benefit obligation was immaterial as of December 31, 2007 and 2006.
The Company has salary continuation agreements with certain executives. The agreements provide monthly payments upon retirement for life, but for not less than 15 years. The charges to expense for the agreements were $275,000 for 2007, $245,000 for 2006 and $398,304 for 2005. Such charges reflect the straight-line accrual over the period until full eligibility of the present value of benefits due each participant on the full eligibility date, using a 6.25% discount factor.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
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

	December 31, 2007		December 31, 2006
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets
Cash and cash equivalents	$76,059	$76,059	$99,147	$99,147
Available-for-sale securities	201,739	201,739	176,179	176,179
Held-to-maturity securities	14,518	14,624	12,400	12,281
Loans held for sale	3,338	3,338	1,660	1,660
Loans, net of allowance for loan losses	1,188,757	1,187,181	1,021,043	1,023,367
Federal Home Loan Bank stock	7,790	7,790	5,699	5,699
Cost method investments in common stock	6,105	6,105	3,190	3,190
Interest receivable	11,343	11,343	10,277	10,277

Financial liabilities
Deposits	1,319,459	1,313,483	1,166,814	1,162,762
Short-term borrowings	45,589	45,589	26,338	26,338
Long-term debt and junior subordinated debentures	143,358	144,217	107,249	107,639
Interest payable	6,040	6,040	6,039	6,039

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	0	0	0	0
Letters of credit	0	0	0	0
Lines of credit	0	0	0	0

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table dollar amounts in thousands)
The following methods and assumptions were used to estimate the fair value of each class of financial instruments.
Cash and Cash Equivalents, Federal Home Loan Bank Stock, and Cost Method Investments in Common Stock
The carrying amount approximates fair value.
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
Deposits
For demand deposits, savings accounts, NOW accounts, and money market deposits, the carrying amount approximates fair value. The fair value of fixed-maturity time and brokered time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.
Short-Term Borrowings and Interest Payable
The carrying amount approximates fair value.
Long-Term Debt and Junior Subordinated Debentures
Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
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
Note 21: Significant Estimates and Concentrations
Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations, goodwill, and core deposit and other intangibles. Estimates related to the allowance for loan losses, goodwill, and core deposit and other intangibles are reflected in the footnotes regarding loans, goodwill, and core deposit and other intangibles. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments and credit risk.
The Company’s loan portfolio includes a concentration of loans for commercial real estate amounting to $511,676,000 and $416,276,000 as of December 31, 2007 and 2006, respectively. The commercial real estate loans include loans that are collateralized by commercial real estate in the Quincy, Illinois geographic market totaling $57,044,000 and $80,003,000 as of December 31, 2007 and 2006, respectively.
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

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table dollar amounts in thousands)
At December 31, 2007 and 2006, the Company had outstanding commitments to originate loans aggregating approximately $1,985,000 and $3,695,000, respectively. The commitments extend over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $860,000 and $442,000 at December 31, 2007 and 2006, respectively, with the remainder at floating market rates.
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
The Company had total outstanding standby letters of credit amounting to $15,789,000 and $10,457,000, at December 31, 2007 and 2006, respectively, with terms ranging from 1 day to 22 years. At December 31, 2007 and 2006, the Company’s deferred revenue under standby letter of credit agreements was nominal.
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
At December 31, 2007, the Company had granted unused lines of credit to borrowers aggregating approximately $261,530,000 and $19,856,000 for commercial lines and open-end consumer lines, respectively. At December 31, 2006, unused lines of credit to borrowers aggregated approximately $179,909,000 for commercial lines and $21,494,000 for open-end consumer lines.
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

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table dollar amounts in thousands)
Note 23: Stock Split
In November 2007, the Company’s Board of Directors approved a three-for-two stock split. Share and per share data in the consolidated financial statements and notes have been retroactively restated for the earliest financial statements presented to reflect the stock split.
Note 24: Future Change in Accounting Principles
In September 2006, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) No. 06-4, Postretirement Benefits Associated with Split-Dollar Life Insurance (EITF 06-4). EITF 06-4 requires deferred-compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement to be recognized as a liability by the employer. The liability for future benefits should be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company adopted EITF 06-4 as of January 1, 2008, through a cumulative effect adjustment as a liability and a decrease to retained earnings of $75,000. Effective January 1, 2008, an expense will be recorded as the remaining benefit is earned with a corresponding addition to the post retirement benefit obligation. The amount of the expense for 2008 is expected to be approximately $12,000 for the period from retirement to the estimated date of death for the participants, this liability is reversed into income.
In September 2006, the FASB issued SFAS No. 157 (FAS 157), Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. FAS 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has evaluated the impact of the adoption of FAS 157 and determined there is not a material impact on its financial statement and disclosures.
In February 2007, the FASB issued SFAS No. 159 (FAS 159), The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. FAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet. The main intent of the Statement is to mitigate the difficulty in determining reported earnings caused by a “mixed-attribute model” (or reporting some assets at fair value and others using a different valuation attribute such as amortized cost). The project is separated into two phases. This first phase addressed the creation of a fair value option for financial assets and liabilities. A second phase will address creating a fair value option for selected non-financial items. FAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company has evaluated the impact of the adoption of FAS 159 and determined there is not a material impact on its financial statement and disclosures.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table dollar amounts in thousands)
In December 2007, the FASB issued SFAS No. 141R (FAS 141R), Business Combinations, which revises FAS 141 and changes multiple aspects of the accounting for business combinations. Under the guidance in FAS 141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the non-controlling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be re-measured. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense and, additionally, restructuring costs that do not meet certain criteria at acquisition date are to be subsequently recognized as post-acquisition costs. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact that this issuance will have on its financial position and results of operation; however, it anticipates that the standard will lead to more volatility in the results of operations during the periods subsequent to an acquisition.
In December 2007, the FASB issued SFAS No. 160 (FAS 160), Non-controlling Interest in Consolidated Financial Statements — an amendment of ARB No. 51. FAS 160 requires that a non-controlling interest in a subsidiary (i.e. minority interest) be reported in the equity section of the balance sheet instead of being reported as a liability or in the mezzanine section between debt and equity. It also requires that the consolidated income statement include consolidated net income attributable to both the parent and non-controlling interest of a consolidated subsidiary. A disclosure must be made on the face of the consolidated income statement of the net income attributable to the parent and to the non-controlling interest. Also, regardless of whether the parent purchases additional ownership interest, sells a portion of its ownership interest in a subsidiary or the subsidiary participates in a transaction that changes the parent’s ownership interest, as long as the parent retains controlling interest, the transaction is considered an equity transaction. FAS 160 is effective for annual periods beginning after December 15, 2008. The Company is currently evaluating the impact that this standard will have on its financial position and results of operations.
Note 25: Subsequent Events
On October 16, 2007, the Company approved plans to merge Farmers State Bank of Northern Missouri with Mercantile Trust & Savings Bank, both of which are wholly owned subsidiaries of the Company. Mercantile Trust & Savings Bank also received approval from bank regulatory agencies to change its name to Mercantile Bank effective January 1, 2008. Farmers is located in Savannah and St. Joseph, Missouri, and will begin operating under the Mercantile Bank name in April 2008.
In February 2008, the Company announced the opening of a loan production office in Carmel, Indiana. This is the Company’s first facility in Indiana. This office will be an adjunct of Mercantile Bank and the current plans are to develop this office into a full service facility.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table dollar amounts in thousands)
Note 26: Condensed Financial Information (Parent Company Only)
Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:
Condensed Balance Sheets

	December 31,
	2007	2006

Assets
Cash	$250	$214
Investment in common stock of subsidiaries	173,696	142,432
Available-for-sale securities	11,521	11,130
Equity method investments in common stock	—	4,119
Cost method investments in common stock	4,412	2,195
Core deposit intangibles	831	1,427
Other	4,069	3,715

Total assets	$194,779	$165,232

Liabilities
Long-term debt	$22,000	$21,185
Junior subordinated debentures	61,858	41,239
Deferred income tax	1,944	1,844
Other	695	306

Total liabilities	86,497	64,574

Stockholders’ Equity	108,282	100,658

Total liabilities and stockholders’ equity	$194,779	$165,232

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table dollar amounts in thousands)
Condensed Statements of Income

	Years Ended December 31,
	2007	2006	2005

Income
Dividends from subsidiaries	$15,679	$4,840	$7,150
Income (loss) on equity method investments	(6)	251	182
Net gains on sale of equity and cost method investments	2,775	4,318	—
Other income	449	17	2

Total income	18,897	9,426	7,334

Expenses
Other expenses	6,957	4,331	2,764

Total expenses	6,957	4,331	2,764

Income Before Income Tax and Equity in Undistributed Income of Subsidiaries	11,940	5,095	4,570

Income Tax Expense (Benefit)	(1,510)	316	(953)

Income Before Equity in Undistributed Income of Subsidiaries	13,450	4,779	5,523

Equity in Undistributed Income of Subsidiaries	(3,449)	5,540	3,981

Net Income	$10,001	$10,319	$9,504

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table dollar amounts in thousands)
Condensed Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005

Operating Activities
Net income	$10,001	$10,319	$9,504
Items not requiring (providing) cash (Income) loss on equity method investment	6	(251)	(182)
Amortization of core deposit intangibles	161	230	161
Equity in undistributed income of subsidiaries	3,449	(5,540)	(3,981)
Deferred income taxes	(250)	1,530	—
Gain on sale of equity and cost method investments	(2,775)	(4,319)	—
Net change in Other assets	(354)	(1,407)	(102)
Other liabilities	1,358	(48)	353

Net cash provided by operating activities	11,596	514	5,753

Investing Activities
Cash paid for additional shares of Mid-America	(611)	—	(4,668)
Purchase of equity method investments in common stock	—	—	(2,986)
Proceeds from sales of equity method investments	6,791	1,347	—
Purchase of cost method investments in common stock	(2,217)	(500)	(1,501)
Payments for investments and advances to subsidiaries	(1,750)	(2,800)	—
Purchase of available-for-sale securities	(1,240)	(1,959)	—
Cash paid in acquisition of HNB	(31,301)	—	—
Cash paid in acquisition of Royal Palm	—	(42,816)	—

Net cash used in investing activities	(30,328)	(46,728)	(9,155)

Financing Activities
Proceeds from long-term debt	15,650	17,250	—
Repayment of long-term debt	(14,835)	—	(4,098)
Proceeds from issuance of junior subordinated debentures	20,619	30,929	10,310
Purchase of treasury stock	(569)	(367)	(836)
Dividends paid	(2,097)	(1,871)	(1,757)
Dividends paid on minority shares	—	—	(54)

Net cash provided by financing activities	18,768	45,941	3,565

Net Change in Cash	36	(273)	163

Cash at Beginning of Year	214	487	324

Cash at End of Year	$250	$214	$487