Form 10-Q
period 2008-03-31
Mercantile Bancorp, Inc.
filed 2008-05-12
CIK 1289701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-32434

MERCANTILE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	37-1149138
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
200 North 33rd Street
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
As of May 7, 2008 the number of outstanding shares of Common Stock, par value $0.4167 per share was 8,709,655.

MERCANTILE BANCORP, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Consolidated Balance Sheets	3

	Consolidated Statements of Income (Loss)	4

	Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	25

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits	27

	Signatures	28

Exhibits

	Section 302 Certifications	29-30
	Section 906 Certifications	31-32

PART I
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
MERCANTILE BANCORP, INC.
Consolidated Balance Sheets
(In thousands, except par value and share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)

Assets
Cash and due from banks	$45,748	$38,172
Interest-bearing demand deposits	21,522	18,259
Federal funds sold	12,942	19,628

Cash and cash equivalents	80,212	76,059

Available-for-sale securities	208,909	201,739
Held-to-maturity securities	13,404	14,518
Loans held for sale	4,155	3,338
Loans, net of allowance for loan losses of $17,127 and $12,794	1,192,321	1,188,757
Interest receivable	10,884	11,343
Foreclosed assets held for sale, net	5,029	3,172
Federal Home Loan Bank stock	8,022	7,790
Cost method investments in common stock	6,105	6,105
Deferred income taxes	2,649	2,457
Mortgage servicing rights	1,313	1,307
Cash surrender value of life insurance	24,516	24,248
Premises and equipment	41,724	42,003
Goodwill	43,934	43,934
Core deposit and other intangibles	4,386	4,514
Other	7,556	7,861

Total assets	$1,655,119	$1,639,145

Liabilities and Stockholders’ Equity
Deposits
Demand	$132,535	$133,890
Savings, NOW and money market	453,081	420,394
Time	655,074	611,676
Brokered time	111,478	153,499

Total deposits	1,352,168	1,319,459

Short-term borrowings	27,769	45,589
Long-term debt	84,500	81,500
Junior subordinated debentures	61,858	61,858
Interest payable	5,957	6,040
Other	6,022	6,971

Total liabilities	1,538,274	1,521,417

Commitments and Contingent Liabilities

Minority Interest	9,179	9,446

Stockholders’ Equity
Common stock, $0.42 par value; authorized 12,000,000 shares;
Issued — 8,887,113 shares at March 31, 2008 and December 31, 2007
Outstanding — 8,709,655 shares at March 31, 2008 and December 31, 2007	3,629	3,629
Additional paid-in capital	12,011	11,989
Retained earnings	92,353	94,552
Accumulated other comprehensive income	1,866	305

	109,859	110,475

Treasury stock, at cost
Common; 177,458 shares at March 31, 2008 and December 31, 2007	(2,193)	(2,193)

Total stockholders’ equity	107,666	108,282

Total liabilities and stockholders’ equity	$1,655,119	$1,639,145

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Consolidated Statements of Income (Loss)
(In thousands, except per share data)
(Unaudited)

Three Months Ended March 31	2008	2007

Interest and Dividend Income
Loans
Taxable	$21,534	$19,537
Tax exempt	176	256
Securities
Taxable	1,969	1,888
Tax exempt	540	431
Federal funds sold	159	471
Dividends on Federal Home Loan Bank stock	36	50
Deposits with financial institutions and other	150	275

Total interest and dividend income	24,564	22,908

Interest Expense
Deposits	11,813	10,579
Short-term borrowings	348	368
Long-term debt and junior subordinated debentures	2,204	1,560

Total interest expense	14,365	12,507

Net Interest Income	10,199	10,401

Provision for Loan Losses	4,769	755

Net Interest Income After Provision For Loan Losses	5,430	9,646

Noninterest Income
Fiduciary activities	690	573
Brokerage fees	416	308
Customer service fees	1,100	871
Other service charges and fees	200	182
Net gains (losses) on sales of assets	391	(2)
Net gains on loan sales	363	108
Loan servicing fees	135	102
Net increase in cash surrender value of life insurance	268	167
Other	190	51

Total noninterest income	3,753	2,360

Noninterest Expense
Salaries and employee benefits	6,901	5,628
Net occupancy expense	885	635
Equipment expense	774	612
Deposit insurance premium	105	36
Professional fees	575	495
Postage and supplies	301	263
Net losses on foreclosed assets	504	15
Net losses on securities	1	—
Loss on equity method investments in common stock	—	3
Amortization of mortgage servicing rights	93	26
Other	1,952	1,498

Total noninterest expense	12,091	9,211

Minority Interest	(287)	175

Income (Loss) Before Income Taxes Expense (Benefit)	(2,621)	2,620
Income Tax Expense (Benefit)	(944)	776

Net Income (Loss)	$(1,677)	$1,844

Basic Earnings (Loss) Per Share	$(0.19)	$0.21

Weighted Average Shares Outstanding	8,709,655	8,747,618

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Three Months Ended March 31	2008	2007

Operating Activities
Net income (loss)	$(1,677)	$1,844
Items not requiring (providing) cash
Depreciation	671	491
Provision for loan losses	4,769	755
Amortization (accretion) of premiums and discounts on securities	(19)	15
Amortization (depreciation) of core deposit intangibles and other purchase accounting adjustments	(88)	70
Deferred income taxes	(1,113)	(201)
Net losses on loan sales	(363)	(129)
(Gains) Losses on sale of assets	(391)	2
Losses on foreclosed assets	504	15
Amortization of mortgage servicing rights	93	26
Loss on equity method investments in common stock	—	3
Federal Home Loan Bank stock dividends	(13)	(12)
Net increase in cash surrender value of life insurance	(268)	(181)
Minority interest in earnings of subsidiaries	(287)	176
Changes in Loans originated for sale	(33,014)	(7,400)
Proceeds from sales of loans	32,408	5,969
Interest receivable	459	1,030
Other assets	1,220	561
Interest payable	(83)	(45)
Other liabilities	(1,904)	(1,385)

Net cash provided by operating activities	904	1,604

Investing Activities
Purchases of available-for-sale securities	(23,977)	(17,412)
Proceeds from maturities of available-for-sale securities	19,362	11,894
Proceeds from maturities of held-to-maturity securities	1,113	729
Net change in loans	(10,488)	2,353
Purchases of premises and equipment	(780)	(1,576)
Proceeds from sales of foreclosed assets	27	105
Proceeds from sales of assets	767	2
Purchase of Federal Home Loan Bank stock	(391)	(48)
Proceeds from sales of Federal Home Loan Bank stock	174	—
Purchase of cost method investment in common stock	—	(504)
Goodwill acquired in connection with Royal Palm acquisition	—	(4)
Purchase of intangible assets	—	(17)

Net cash used in investing activities	(14,193)	(4,478)

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	31,332	9,886
Net increase (decrease) in time and brokered time deposits	1,412	(31,389)
Net increase (decrease) in short-term borrowings	(17,820)	13
Proceeds from long-term debt	17,000	250
Payments on long-term debt	(14,000)	(3,600)
Proceeds from issuance of stock to minority interest of Mid-America	41	102
Dividends paid	(523)	(525)

Net cash provided by (used in) financing activities	17,442	(25,263)

Increase (Decrease) In Cash and Cash Equivalents	4,153	(28,137)
Cash and Cash Equivalents, Beginning of Period	76,059	99,147

Cash and Cash Equivalents, End of Period	$80,212	$71,010

Supplemental Cash Flows Information
Interest paid	$14,448	$12,552
Net income taxes paid (received)	$(63)	$—
Real estate acquired in settlement of loans	$2,388	$8
Increase in additional paid-in-capital due to issuance of stock to minority interest of Mid-America	$22	$24
See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Notes to Condensed Consolidated Financial Statements
(table dollar amounts in thousands)
1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements include the accounts of Mercantile Bancorp, Inc. (the “Company”) and its wholly and majority owned subsidiaries, Mercantile Bank, Perry State Bank, Farmers State Bank of Northern Missouri, Marine Bank and Trust (formerly Marine Trust Company of Carthage), Brown County State Bank, Royal Palm Bancorp, Inc. (the sole shareholder of Royal Palm Bank), HNB Financial Services, Inc. (the sole shareholder of HNB National Bank) and Mid-America Bancorp, Inc. (the sole shareholder of Heartland Bank), (“Banks”). All material intercompany accounts and transactions have been eliminated in the consolidated report of the Company.
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s consolidated financial position at March 31, 2008 and the Company’s consolidated results of operations and cash flows for the three months ended March 31, 2008 and 2007. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 2007 year-end consolidated balance sheet data was derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.
These financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007 appearing in the Company’s Annual Report on Form 10-K filed in 2008.
2. EARNINGS PER COMMON SHARE
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period.
3. NEW ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (SFAS 141(R)), “Business Combination.” SFAS 141(R) will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates in fiscal years beginning after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS 160 requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in deconsolidation. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact on its consolidated financial statements.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.
4. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
SFAS 157
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 has been applied prospectively as of the beginning of the period.
SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
In accordance with SFAS 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1	Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2	Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities which use observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet.
Available-for-Sale Securities
The fair value of available-for-sale securities are determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1. Level 1 securities include exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. Level 2 securities include obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, mortgage-backed securities, collateralized mortgage obligations and corporate bonds. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include debentures and other less liquid securities.

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the SFAS 157 hierarchy in which their fair value measurements fall as of March 31, 2008 (in thousands):

Fair Value Measurements Using
		Quotes Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$208,909	$11,139	$187,734	$10,036
The change in fair value of assets measured using significant unobservable (Level 3) inputs on a recurring basis is summarized as follows (in thousands):

Available-for-
sale Securities
Balance, December 31, 2007	$11,400
Total realized and unrealized gains and losses:
Included in net income	—
Included in other comprehensive income	—
Purchases, issuances and settlements	(1,364)
Transfers in and/or out of Level 3	—

Balance, March 31, 2008	$10,036

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—

The Company may be required, from time to time, to measure certain other financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the first three months of 2008 that were still held in the balance sheet at March 31, 2008, the following table provides the level of valuation assumptions used to determine each adjustment and the fair value of the assets at March 31, 2008 (in thousands):

Fair Value Measurements Using
		Quotes Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired Loans	$22,492	$—	$—	$22,492
Impaired Loans
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of Financial Accounting Standard No. 114 (SFAS 114) “Accounting by Creditors for Impairment of a Loan.” Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value based on the Company’s loan review policy and procedures. If the impaired loan is determined not to be collateral dependent, then the discounted cash flow method is used. This method requires the impaired loan to be recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate of a loan is the contractual interest rate adjusted for any net deferred loan fees or costs, premiums, or discounts existing at origination or acquisition of the loan.
Management establishes a specific reserve for loans that have an estimated fair value that is below the carrying value. Impaired loans for which the specific reserve was adjusted in accordance with SFAS 114 during the first quarter of 2008 had a carrying amount of $22.5 million with specific loss exposures of $6.1 million, an increase of $5.3 million from December 31, 2007. The increase in specific loss exposures was the result of several loans added to substandard classifications which had impairments and management’s analysis of updated information in the valuation of real estate and other collateral on existing impaired loans.
When there is little prospect for collecting either principal or interest, loans, or portions of loans may be charged off to the allowance for loan losses. Losses are recognized in the period an obligation becomes uncollectible. The recognition of a loss does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan even though partial recovery may be effected in the future. During the first quarter of 2008, the Company charged off $113 thousand of impaired loans to the allowance for loan losses.
SFAS 159
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities – Including amendment of FASB Statement No. 115.” SFAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet. The main intent of SFAS 159 is to mitigate the difficulty in determining reported earnings caused by a “mixed-attribute model” (that is, reporting some assets at fair value and others using a different valuation method such as amortized cost). The project is separated into two phases. This first phase addresses the creation of a fair value option for financial assets and liabilities. A second phase will address creating a fair value option for selected non-financial items. SFAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company has not elected the fair value option for any financial assets or liabilities at March 31, 2008.
EITF 06-4
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
5. OFF BALANCE SHEET CREDIT COMMITMENTS
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

Outstanding commitments to originate loans totaled $7.3 million at March 31, 2008 and $2.0 at December 31, 2007. The commitments extend over varying periods of time with the majority being disbursed within a one-year period. At March 31, 2008 and December 31, 2007, the Company had granted unused lines of credit to borrowers totaling $273 million and $262 million, respectively, for commercial lines and open-end consumer lines.
Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $20.4 million at March 31, 2008 and $15.8 million at December 31, 2007. At March 31, 2008, the outstanding standby letters of credit had a weighted average term of approximately one year. As of March 31, 2008 and December 31, 2007, no liability for the fair value of the Company’s potential obligations under these guarantees has been recorded since the amount is deemed immaterial.
6. CRITICAL ACCOUNTING POLICIES
The Company’s accounting policies are integral to understanding the results reported. The Company’s accounting policies are described in detail in Note 1 to its consolidated financial statements included in its Annual Report on Form 10-K. The Company believes that of its significant accounting policies the allowance for loan losses, goodwill and core deposit and other intangibles may involve a higher degree of judgment and complexity.
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
7. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) components and related taxes were as follows:

	For the Three Months
	Ended March 31,
	2008	2007

Net income (loss)	$(1,677)	$1,844

Other comprehensive loss:
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $935 and $(348) for 2008 and 2007	1,586	(506)

Accumulated other comprehensive income of equity method investee	—	13

Adjustment of SFAS 158 liability, net of tax benefit of ($15) for 2008 and $0 for 2007	25	—

Total other comprehensive income (loss), net of tax	1,561	(493)

Comprehensive income (loss)	$(116)	$1,351

8. SUBSEQUENT EVENT
Farmers State Bank of Northern Missouri, a bank subsidiary, merged into Mercantile Bank, another bank subsidiary, on April 18, 2008.

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

New Accounting Standards Adopted During 2008
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
In September 2006, the Financial Account Standards Board (FASB) issued SFAS No. 157 “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company adopted SFAS 157 on January 1, 2008 and additional disclosures can be found in the footnotes of the Company’s financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of the new pronouncement is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for the Company in 2008. The Company did not elect to apply the options available in SFAS 159.
General
Mercantile Bancorp, Inc. is an eight-bank holding company headquartered in Quincy, Illinois with 30 banking facilities (27 full service offices, 1 stand-alone drive-up facility, 1 mortgage banking facility and one loan production office) serving 23 communities located throughout west-central Illinois, central Indiana, northern Missouri, eastern Kansas and southwestern Florida. The Company is focused on meeting the financial needs of its markets by offering competitive financial products, services and technologies. It is engaged in retail, commercial and agricultural banking, and its core products include loans, deposits, trust and investment management. The Company derives substantially all of its net income from its subsidiary banks.
Wholly-Owned Subsidiaries. As of March 31, 2008, the Company was the sole shareholder of the following banking subsidiaries:
•	Mercantile Bank (“Mercantile Bank”), located in Quincy, Illinois;

•	Marine Bank & Trust (“Marine Bank”), located in Carthage, Illinois;

•	Perry State Bank (“Perry”), located in Perry, Missouri;

•	Brown County State Bank (“Brown County”), located in Mt. Sterling, Illinois;

•	Farmers State Bank of Northern Missouri (“Farmers”), located in Savannah, Missouri;

•	Royal Palm Bancorp, Inc. (“Royal Palm”), the sole shareholder of Royal Palm Bank of Florida (“Royal Palm Bank”), located in Naples, Florida; and

•	HNB Financial Services, Inc. (“HNB Financial”), the sole shareholder of HNB National Bank (“HNB”), located in Hannibal, Missouri.
Majority-Owned Subsidiaries. As of March 31, 2008, the Company was the majority, but not sole, shareholder of Mid-America Bancorp, Inc. (“Mid-America”), the sole shareholder of Heartland Bank (“Heartland”), located in Leawood, Kansas, in which the Company owns 54.6% of the outstanding voting stock. The Company’s percentage ownership of Mid-America remained unchanged from December 31, 2007 to March 31, 2008.

Other Investments in Financial Institutions. As of March 31, 2008, the Company had less than majority ownership interests in several additional banking organizations located throughout the United States. Specifically, the Company owned the following percentages of the outstanding voting stock of these banking entities:
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
On January 1, 2008, Mercantile Trust & Savings changed its name to Mercantile Bank after receiving regulatory approval.
On February 19, 2008, the Company announced the opening of a loan production office in Carmel, Indiana, a suburb of Indianapolis. This office will initially operate as an adjunct of Mercantile Bank, but the Company’s intent is to develop it into a full service banking facility.
On April 21, 2008, the Company successfully executed the merger of two wholly-owned subsidiaries. Farmers was merged into Mercantile Bank with the expectation to generate operational and technological efficiencies, and to further leverage the successes achieved in expanding trust and wealth management services by both banks. Farmers locations will operate as full-service branches of Mercantile Bank.
During the second quarter of 2008, the Company expects a pre-tax gain of approximately $1.1 million at the closing of Fifth Third Bancorp’s acquisition of Charlotte-based First Charter Corporation (FCTR), of which the Company owns 164,012 shares. Scheduled to close by June 30, Fifth Third will pay $31 per share for First Charter, a premium of more than fifty percent based on First Charter’s stock price of $20.25 at the time the deal was announced.
Results of Operations
Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007
Overview. Net loss for the three months ended March 31, 2008 was $1.7 million, a decrease of $3.5 million compared with net income of $1.8 million for the same period in 2007. The primary factors contributing to the decrease in net income were a decrease in net interest income of $202 thousand, an increase in provision for loan losses of $4.0 million and an increase in noninterest expense of $2.9 million, partially offset by an increase in noninterest income of $1.4 million, a decrease in minority interest of $462 thousand and a decrease in provision for income taxes of $1.7 million. Basic earnings (loss) per share (EPS) for the three months ended March 31, 2008 was ($.19) compared with $.21 for the same period in 2007.
Total assets at March 31, 2008 were $1.66 billion compared with $1.64 billion at December 31, 2007, an increase of $16.0 million or 1.0%, attributable to slight increases in cash and cash equivalents, loans and investment securities. Total loans, including loans held for sale, at March 31, 2008 were $1.21 billion compared with $1.20 billion at December 31, 2007, an increase of $8.7 million or .7%. Total deposits at March 31, 2008 were $1.35 billion compared with $1.32 billion at December 31, 2007, an increase of $32.7 million or 2.5%. Total stockholders’ equity at March 31, 2008 was $107.7 million compared with $108.3 million at December 31, 2007, a decrease of $616 thousand or .6%.

The Company’s annualized return on average assets was (.41%) for the three months ended March 31, 2008, compared with .53% for the same period in 2007. The annualized return on average stockholders’ equity was (6.2%) for the three months ended March 31, 2008, compared to 7.4% for the same period in 2007.
Net Interest Income. For the three months ended March 31, 2008, net interest income decreased $202 thousand, or 1.9%, to $10.2 million compared with $10.4 million for the same period in 2007. The decrease was primarily due to decreased volume of federal funds sold, increased volumes of time and brokered time deposits, money market deposits and long-term debt, a decrease in rates on loans and an increase in rates on time and brokered time deposits, largely offset by the increased volume of loans and decreased rates on money market deposits. For the three months ended March 31, 2008 and 2007, the net interest margin decreased by 46 basis points to 2.79% from 3.25% while the net interest spread decreased by 32 basis points to 2.58% from 2.90%, respectively.
Interest and dividend income for the three months ended March 31, 2008 increased $1.7 million, or 7.2%, to $24.6 million compared with $22.9 million for the same period in 2007. This increase was due primarily to an increase in loan interest income of $1.9 million. Average total loans for the three months ended March 31, 2008 increased $180 million, or 17.5%, to $1.2 billion compared with $1.0 billion for the same period in 2007, while the average yield on total loans decreased 51 basis points to 7.18% for the same period. Average total investments for the three months ended March 31, 2008 increased $16.6 million, or 8.7%, to $207.1 million compared with $190.5 million for the same period in 2007, while the average yield on investments decreased 2 basis points to 4.85% for the same period. For the three months ended March 31, 2008, compared to the same period in 2007, the yield on total average earning assets decreased by 44 basis points to 6.72%.
Interest expense for the three months ended March 31, 2008 increased $1.9 million, or 14.9%, to $14.4 million compared with $12.5 million for the same period in 2007. This increase was due primarily to increases in interest expense on deposits of $1.2 million and interest expense on long-term debt and junior subordinated debentures of $644 thousand. Average total interest-bearing deposits for the three months ended March 31, 2008 increased $161.5 million, or 15.6%, to $1.2 billion compared with $1.0 billion for the same period in 2007, while the average cost of funds on total interest-bearing deposits decreased 14 basis points to 3.94% for the same period. The average cost of funds on all categories of deposits other than time and brokered time deposits decreased in the three months ended March 31, 2008, compared to the same period in 2007, due to the decline in general market rates. However, the average cost of funds on time and brokered time deposits increased to 4.93% for the first quarter of 2008 , compared to 4.70% for the first quarter of 2007, due to the Company recognizing unamortized broker fees on certain brokered time deposits that were called in the first quarter of 2008 prior to their maturity dates. The Company exercised its option to call these certificates due to the declining interest rate environment, and by re-deploying the proceeds into lower-cost funding sources, expects to achieve a long-term reduction in its cost of funds. Average total long-term debt and junior subordinated debentures for the three months ended March 31, 2008 increased $46.4 million, or 43.7%, to $152.7 million compared with $106.2 million for the same period in 2007, primarily due to the issuance of term debt and junior subordinated debentures in September 2007 as financing for the HNB Financial acquisition, while the average cost of funds on long-term debt and junior subordinated debentures decreased 10 basis points to 5.78% for the same period. For the three months ended March 31, 2008, compared to the same period in 2007, the cost of funds on total average interest-bearing liabilities decreased by 12 basis points to 4.14%.
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

	For the three months ended March 31
	2008			2007
		Income/			Income/
	Average Balance	Expense	Yield/Rate	Average Balance	Expense	Yield/Rate
	(dollars in thousands)
Assets
Interest-bearing demand deposits	$18,124	$150	3.31%	$19,198	$275	5.73%
Federal funds sold	19,088	159	3.33%	35,069	471	5.37%
Securities:
Taxable
U.S. treasuries and government agencies	24,577	208	3.39%	22,219	284	5.11%
Mortgage-backed securities	44,367	560	5.05%	40,127	510	5.08%
Other securities	81,174	1,201	5.92%	80,648	1,094	5.43%

Total taxable	150,118	1,969	5.25%	142,994	1,888	5.28%
Non-taxable — State and political subdivision (3)	56,988	540	3.79%	47,550	431	3.63%
Loans (net of unearned discount) (1)(2)	1,209,462	21,710	7.18%	1,029,444	19,793	7.69%
Federal Home Loan Bank stock	8,061	36	1.79%	5,703	50	3.51%

Total interest-earning assets	1,461,841	$24,564	6.72%	1,279,958	$22,908	7.16%

Cash and due from banks	35,268			25,609
Interest receivable	10,903			9,559
Foreclosed assets held for sale, net	3,151			254
Equity method investments in common stock	—			4,143
Cost method investments in common stock	6,105			3,694
Cash surrender value of life insurance	24,354			18,225
Premises and equipment	41,913			25,313
Other	23,439			10,514
Goodwill	43,934			29,255
Intangible assets	4,791			6,162
Allowance for loan loss	(12,996)			(10,760)

Total assets	$1,642,703			$1,401,926

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$133,399	$400	1.20%	$118,436	$528	1.78%
Savings deposits	80,523	353	1.75%	67,316	394	2.34%
Money-market deposits	212,174	1,524	2.87%	168,831	1,633	3.87%
Time and brokered time deposits	772,941	9,536	4.93%	682,942	8,024	4.70%
Short-term borrowings	34,759	348	4.00%	29,681	368	4.96%
Long term debt	90,807	1,175	5.18%	64,988	854	5.26%
Junior subordinated debentures	61,858	1,029	6.65%	41,239	706	6.85%

Total interest-bearing liabilities	1,386,461	$14,365	4.14%	1,173,433	$12,507	4.26%

Demand deposits	124,597			105,609
Interest payable	6,453			6,280
Other liabilities	6,524			5,779
Minority interest	9,416			9,386
Stockholders’ equity	109,252			101,439

Total liabilities and stockholders’ equity	$1,642,703			$1,401,926

Interest spread			2.58%			2.90%
Net interest income		10,199			10,401
Net interest margin			2.79%			3.25%
Interest-earning assets to interest-bearing liabilities	105.44%			109.08%

(1)	Non-accrual loans have been included in average loans, net of unearned discount

(2)	Includes loans held for sale

(3)	The tax exempt income for state and political subdivisions in not recorded on a tax equivalent basis.

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

	For the three months ended March 31,
	2008 vs. 2007
	Increase (Decrease) Due to
	Change in
	Volume	Rate	Total
Increase (decrease) in interest income:
Interest-bearing bank deposits	$(15)	$(110)	$(125)
Federal funds sold	(170)	(142)	(312)
Investment securities:
U.S. Treasuries and Agencies	28	(104)	(76)
Mortgage-backed securities	54	(4)	50
States and political subdivision (1)	89	20	109
Other securities	7	100	107
Loans (net of unearned discounts)	3,295	(1,378)	1,917
Federal Home Loan Bank stock	16	(30)	(14)

Change in interest income	3,304	(1,648)	1,656

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	61	(189)	(128)
Savings deposits	69	(110)	(41)
Money-market deposits	365	(474)	(109)
Time and brokered time deposits	1,096	416	1,512
Short-term borrowings	57	(77)	(20)
Long-term debt and junior subordinated debentures	671	(27)	644

Change in interest expense	2,319	(461)	1,858

Increase (decrease) in net interest income	$985	$(1,187)	$(202)

(1)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.
Provision for Loan Losses. Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the three months ended March 31, 2008, the provision increased by $4.0 million to $4.8 million, compared with $755 thousand for the same period in 2007. The additional expense was primarily due to the continued deterioration of the commercial real estate markets in several of the Company’s locations, particularly in southwest Florida, resulting in nonperforming and impaired loan totals in excess of historical averages. In the three months ended March 31, 2008, the Company addressed this issue aggressively by increasing its provision for loan losses. The allowance for loan losses at March 31, 2008 was $17.1 million, or 1.41% of total loans, an increase of $4.3 million from $12.8 million or 1.06% of total loans at December 31, 2007. Nonperforming loans were $23.9 million, or 1.97% of total loans as of March 31, 2008, compared with $23.0 million, or 1.91% of total loans as of December 31, 2007. Impaired loans increased from $29.6 million at December 31, 2007 to $42.1 million at March 31, 2008. A significant portion of these increases reflects several commercial real estate loans to developers who experienced cash flow problems due to a slowing economy and oversupply of commercial properties. Although secured by real estate, the Company anticipates a portion of the loans will eventually be charged off, but believes it has adequately reserved for these losses based on circumstances existing as of March 31, 2008.
Noninterest Income. Noninterest income for the three months ended March 31, 2008 increased $1.4 million to $3.8 million compared with $2.4 million for the same period in 2007. The increase in noninterest income was primarily due to increases in fiduciary activities, brokerage fees, customer service fees, net gains on sales of assets and net gains on loan sales.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months
	Ended March 31
	2008	2007
Fiduciary activities	$690	$573
Brokerage fees	416	308
Customer service fees	1,100	871
Other service charges and fees	200	182
Net gains/(losses) on sales of assets	391	(2)
Net gains on loan sales	363	108
Loan servicing fees	135	102
Net increase in cash surrender value of life insurance	268	167
Other	190	51

Total noninterest income	$3,753	$2,360

Fiduciary activities for the three months ended March 31, 2008 increased $117 thousand to $690 thousand compared with $573 thousand for the same period in 2007, primarily due to an increase in trust assets under management at Mercantile Bank as well as the September 2007 acquisition of HNB Financial.
Brokerage fees for the three months ended March 31, 2008 increased $108 thousand to $416 thousand compared with $308 thousand for the same period in 2007, primarily due to the retail brokerage operation established at Heartland in the fourth quarter of 2006 along with continued growth of this line of business at the Company’s other subsidiary banks.
Customer service fees for the three months ended March 31, 2008 increased $229 thousand to $1.1 million compared with $871 thousand for the same period in 2007, primarily due to increased overdraft fees and expansion of the number of accounts that generate transaction fees, as well as the September 2007 acquisition of HNB Financial.
Net gains on sales of assets for the three months ended March 31, 2008 increased $393 thousand to $391 thousand compared with a net loss of $2 thousand for the same period in 2007, primarily due to HNB Financial’s sale of a vacant lot in February 2008.
Net gains on loan sales for the three months ended March 31, 2008 increased $255 thousand to $363 thousand compared with $108 thousand for the same period in 2007, primarily due to increased residential mortgage refinancings as a result of the lower interest rate environment.
Noninterest Expense. For the three months ended March 31, 2008, noninterest expense increased $2.9 million, or 31.3% to $12.1 million compared with $9.2 million for the same period in 2007, primarily due to increases in salaries and employee benefits, net occupancy expense, net losses on foreclosed assets, and other noninterest expense.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended
	March 31
	2008	2007
Salaries and employee benefits	$6,901	$5,628
Net occupancy expense	885	635
Equipment expense	774	612
Deposit insurance premium	105	36
Professional fees	575	495
Postage and supplies	301	263
Net losses on foreclosed assets	504	15
Net losses on securities	1	—
Loss on equity method investments in common stock	—	3
Amortization of mortgage servicing rights	93	26
Other	1,952	1,498

Total noninterest expense	$12,091	$9,211

Salaries and employee benefits increased $1.3 million or 22.6% for the three months ended March 31, 2008 to $6.9 million, from $5.6 million for the same period in 2007. Approximately $777 thousand of this increase was due to the September 2007 acquisition of HNB Financial. The remainder of the increase was due primarily to the establishment of a loan production office in Carmel, IN, severance payments and additional salaries and benefits associated with new management personnel at Royal Palm, and cost-of-living increases in salaries and employee benefits. As a percent of average assets, annualized salaries and employee benefits increased to 1.69% for the three months ended March 31, 2008, compared to 1.63% for the same period in 2007. The Company had 453 full-time equivalent employees at March 31, 2008 compared to 375 at March 31, 2007, an increase of 78 full-time equivalent employees, primarily due to the acquisition of HNB Financial.
Net occupancy expense increased $250 thousand or 39.4% for the three months ended March 31, 2008 to $885 thousand, from $635 thousand for the same period in 2007, due to the September 2007 acquisition of HNB Financial, which generated approximately $111 thousand of net occupancy expense in the first quarter of 2008. This increase was also due to Mercantile Bank placing a new building into service in January 2008 generating approximately $124 thousand of additional net occupancy expense in the first quarter of 2008.
Net losses on foreclosed assets increased $489 thousand for the three months ended March 31, 2008 to $504 thousand, from $15 thousand for the same period in 2007, primarily due to the first quarter 2008 reduction in carrying value of several foreclosed properties held by Royal Palm, reflecting the continued weakness in the commercial real estate market in southwest Florida.
Other noninterest expense increased $454 thousand or 30.3% for the three months ended March 31, 2008 to $2.0 million, from $1.5 million for the same period in 2007, mainly due to the September 2007 acquisition of HNB Financial, which generated approximately $438 thousand of other noninterest expense in the first quarter of 2008.
Provision for Income Taxes. The effective tax rate was (36.0%) for the three-month period ended March 31, 2008 compared to 29.6% for the same period in 2007. The decrease in 2008 was primarily due the Company reporting a net loss.
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

Financial Condition
March 31, 2008 Compared to December 31, 2007
Loan Portfolio. Total loans, including loans held for sale, increased $8.7 million or .72% to $1.21 billion as of March 31, 2008 from $1.20 billion as of December 31, 2007. The Company’s subsidiary banks experienced minimal loan growth in the first quarter of 2008 due to the stagnant economy and the fear of recession causing potential borrowers to reduce their spending. At March 31, 2008 and December 31, 2007, the ratio of total loans to total deposits was 89.8% and 91.3%, respectively. For the same periods, total loans represented 73.3% and 73.5% of total assets, respectively.
The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	March 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial and financial	$178,434	14.70%	$173,817	14.43%
Agricultural	54,661	4.50%	64,399	5.34%
Real estate — farmland	94,672	7.80%	91,488	7.59%
Real estate — construction	231,616	19.09%	215,850	17.91%
Real estate — commercial	198,119	16.33%	204,338	16.96%
Real estate — residential (1)	326,952	26.94%	323,936	26.89%
Installment loans to individuals	129,149	10.64%	131,061	10.88%

Total loans	1,213,603	100.00%	1,204,889	100.00%

Allowance for loan losses	17,127		12,794

Total loans, including loans held for sale, net of allowance for loan losses	$1,196,476		$1,192,095

(1)	Includes loans held for sale
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
Total nonperforming loans increased to $23.9 million as of March 31, 2008 from $23.0 million as of December 31, 2007, while total nonperforming loans and nonperforming other assets increased to $29.0 million as of March 31, 2008 from $26.3 million as of December 31, 2007. Impaired loans increased from $29.6 million at December 31, 2007 to $42.1 million to March 31, 2008. A significant portion of these increases reflects several commercial real estate loans to developers in the Midwest and Florida who experienced cash flow problems due to a slowing economy and oversupply of commercial properties. Although secured by real estate, the Company anticipates a portion of the loans will eventually be charged off, but believes it has adequately reserved for these losses based on circumstances existing as of March 31, 2008. Nonperforming other assets is comprised primarily of the carrying value of several foreclosed commercial real estate properties in the Midwest and Florida that the Company intends to sell, with the carrying value representing management’s assessment of the net realizable value in the current market. The ratio of nonperforming loans to total loans increased to 1.97% as of March 31, 2008, from 1.91 % as of December 31, 2007. The ratio of nonperforming loans and nonperforming other assets to total loans increased to 2.39% as of March 31, 2008 from 2.18% as of December 31, 2007.

The following table presents information regarding nonperforming assets at the dates indicated:

	March 31,	December 31,
	2008	2007

Nonaccrual loans
Commercial and financial	$489	$581
Agricultural	48	308
Real estate — farmland	235	296
Real estate — construction	10,774	6,716
Real estate — commercial	3,236	3,152
Real estate — residential	6,011	8,571
Installment loans to individuals	245	195

Total nonaccrual loans	21,038	19,819

Loans 90 days past due and still accruing	2,822	3,184
Restructured loans	—	—

Total nonperforming loans	23,860	23,003

Repossessed assets	5,123	3,273
Other assets acquired in satisfaction of debt previously contracted	—	—

Total nonperforming other assets	5,123	3,273

Total nonperforming loans and nonperforming other assets	$28,983	$26,276

Nonperforming loans to loans, before allowance for loan losses	1.97%	1.91%

Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	2.39%	2.18%

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

The allowance for loan losses increased $4.3 million to $17.1 million as of March 31, 2008 from $12.8 million as of December 31, 2007. Provision for loan losses was $4.8 million and net charge-offs were $436 thousand for the three months ended March 31, 2008. The allowance for loan losses as a percent of total loans increased to 1.41% as of March 31, 2008 from 1.06% as of December 31, 2007, primarily due to the continued deterioration of the commercial real estate markets in several of the Company’s locations, particularly in southwest Florida, resulting in nonperforming loan totals in excess of historical averages. In the first quarter of 2008, the Company addressed this issue aggressively by increasing its provision for loan losses. As a percent of nonperforming loans, the allowance for loan losses increased to 71.78% as of March 31, 2008 from 55.62% as of December 31, 2007.
The following table presents for the periods indicated an analysis of the allowance for loan losses and other related data:

	As of and for
	the Three	As of and for
	Months Ended	the Year Ended
	March 31,	December 31,
	2008	2007

Average loans outstanding during year	$1,209,462	$1,085,606

Allowance for loan losses:
Balance at beginning of year	$12,794	$10,613

Loans charged-off:
Commercial and financial	261	493
Agricultural	119	75
Real estate — farmland	—	—
Real estate — construction	54	284
Real estate — commercial	114	18
Real estate — residential	—	399
Installment loans to individuals	217	906

Total charge-offs	765	2,175

Recoveries:
Commercial and financial	280	55
Agricultural	2	15
Real estate — farmland	—	—
Real estate — construction	—	2
Real estate — commercial	—	1
Real estate — residential	1	38
Installment loans to individuals	46	150

Total recoveries	329	261

Net charge-offs	436	1,914
Provision for loan losses	4,769	2,969
Purchased allowance	—	1,126

Balance at end of year	$17,127	$12,794

Allowance for loan losses as a percent of total loans outstanding at year end	1.41%	1.06%

Allowance for loan losses as a percent of total nonperforming loans	71.78%	55.62%

Ratio of net charge-offs to average total loans	.04%	0.18%

Securities. The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality.
The Company has classified securities as both available-for-sale and held-to-maturity as of March 31, 2008. Available-for-sale securities are held with the option of their disposal in the foreseeable future to meet investment objectives, liquidity needs or other operational needs. Securities available-for-sale are carried at fair value. Held-to-maturity securities are those securities for which the Company has the positive intent and ability to hold until maturity, and are carried at historical cost adjusted for amortization of premiums and accretion of discounts.
As of March 31, 2008, the fair value of the available for-sale securities was $208.9 million and the amortized cost was $205.7 million for an unrealized gain of $3.2 million. The after-tax effect of this unrealized gain was $2.1 million and has been included in stockholders’ equity. As of December 31, 2007, the fair value of the available-for-sale securities was $201.7 million and the amortized cost was $201.1 million for an unrealized gain of $660 thousand. Fluctuations in net unrealized gains and losses on available-for-sale securities are due primarily to increases or decreases in prevailing interest rates for the types of securities held in the portfolio.
As of March 31, 2008, the amortized cost of held-to-maturity securities was $13.4 million, a decrease of $1.1 million from the December 31, 2007 amortized cost of $14.5 million.
As of March 31, 2008, Heartland (wholly-owned subsidiary of Mid-America, of which the Company has a 54.6% equity interest) owns a $4 million subordinated debenture in a financial institution that received a cease and desist order on April 30, 2008 by bank regulators. Heartland has not determined any specific impairment of this investment, but the Company is monitoring the situation for further developments.
The Company owns approximately $3.5 million of Federal Home Loan Bank of Chicago stock included in other assets. During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The Federal Home Loan Bank will continue to provide liquidity and funding through advances, however the draft order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. The Board of Directors and management of the Federal Home Loan Bank of Chicago have recently announced it will not longer fund mortgage loan purchases through its MPF Program after July 31, 2008. With regard to dividends, the Federal Home Loan Bank continues to assess its dividend capacity each quarter and make appropriate request for approval. There were no dividends paid by the Federal Home Loan Bank of Chicago during the first quarter of 2008.
Deposits. Total deposits increased $32.7 million or 2.5% to $1.4 billion as of March 31, 2008 from $1.3 billion as of December 31, 2007. Noninterest-bearing deposits decreased $1.4 million or 1.0% to $132.5 million as of March 31, 2008 from $133.9 million as of December 31, 2007, while interest-bearing deposits increased $34.1 million or 2.9% to $1.22 billion as of March 31, 2008 from $1.19 billion as of December 31, 2007. Minimal loan demand due to the sluggish economy reduced funding pressure on the Company’s subsidiary banks, allowing the banks to focus efforts on shifting their funding sources into lower cost alternatives, in particular savings, NOW and money market accounts, which accounted for the majority of the overall increase in deposits during the first quarter of 2008.
Borrowings. The Company utilizes borrowings to supplement deposits in funding its lending and investing activities. Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, U. S. Treasury demand notes and short-term advances from the Federal Home Loan Bank. Long-term debt consists of long-term advances from the Federal Home Loan Bank, and advances on a revolving credit line as well as term debt with a correspondent bank.
As of March 31, 2008, short-term borrowings were $27.8 million, a decrease of $17.8 million from December 31, 2007, due to a shift into lower cost funding sources.
Long-term borrowings were $84.5 million as of March 31, 2008, an increase of $3 million from $81.5 million as of December 31, 2007. Included in long-term borrowings as of March 31, 2008 were long-term FHLB borrowings and subordinated notes totaling $62.5 million, with maturities ranging from the years 2008 to 2017 and interest rates ranging from 3.15% to 5.30%. As of March 31, 2008, the correspondent bank term loans totaled $22 million, with rates ranging from 6.09% to 6.27% and maturities ranging from November 10, 2009 to August 31, 2010.
Junior subordinated debentures were $61.9 million at March 31, 2008 and December 31, 2007. Maturities ranged from the years 2035 to 2037 (callable at the Company’s option in 2011, 2015 and 2017), and interest rates ranged from 6.48% to 7.17%.

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
The Company’s most liquid assets are cash and due from banks, interest-bearing demand deposits, and federal funds sold. The balances of these assets are dependent on the Company’s operating, investing, lending, and financing activities during any given period. As of March 31, 2008, cash and cash equivalents totaled $80.2 million, an increase of $4.2 million from $76.1 million as of December 31, 2007. This increase was the result of normal fluctuations in the Company’s cash flow requirements for funding loan growth and deposit withdrawals.
The Company’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayment, sales of loans, and capital funds. Additional liquidity is provided by bank lines of credit, repurchase agreements, junior subordinated debentures and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank.
Capital Resources. Other than the option of issuing common stock, the Company’s primary source of capital is net income retained by the Company. During the three months ended March 31, 2008, the Company had a net loss of $1.7 million and paid dividends of $523 thousand to stockholders, resulting in a capital reduction of $2.2 million. During the year ended December 31, 2007, the Company earned $10.0 million and paid dividends of $2.1 million to stockholders, resulting in a retention of current earnings of $7.9 million. As of March 31, 2008, total stockholders’ equity was $107.7 million, a decrease of $616 thousand from $108.2 million as of December 31, 2007. This decrease was due to the net loss for the first quarter of 2008, offset by an increase in accumulated other comprehensive income. The increase in accumulated other comprehensive income was primarily due to the after-tax effect of the increase in market value of the Company’s available-for-sale securities.
The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of March 31, 2008, the Company exceeds these regulatory capital guidelines. Likewise, the individual ratios for each of the Company’s bank subsidiaries also exceed the regulatory guidelines.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes since December 31, 2007. For more information regarding quantitative and qualitative disclosures about market risk, please refer to the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2007, and in particular, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Rate Sensitive Assets and Liabilities” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There are no material changes from the risk factors previously discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
There were the following issuer purchases of equity securities (i.e., the Company’s common stock) during the three months ended March 31, 2008:

			Total Number of Shares	Maximum Approximate
First Quarter	Total Number of		Purchased as Part of	Dollar Value of Shares that
2008 Calendar	Shares Purchased	Average Price	Publicly Announced	May Yet Be Purchased Under
Month	(1)	Paid per Share (1)	Plans or Programs (2)	the Plans or Programs (3)

January	0	n/a	0	$8,229,424
February	0	n/a	0	$8,229,424
March	0	n/a	0	$8,229,424
Total	0	n/a	0

(1)	The total number of shares purchased and the average price paid per share include, in addition to other purchases, shares purchased in the open market and through privately negotiated transactions by the Company’s 401(k) Profit Sharing Plan. For the months indicated, there were no shares purchased by the Plan.

(2)	Includes only shares subject to publicly announced stock repurchase program, i.e. the $10 million stock repurchase program approved by the Board on August 15, 2005 and announced on August 17, 2005 (the “2005 Repurchase Program”). Does not include shares purchased by the Company’s 401(k) Profit Sharing Plan.

(3)	Dollar amount of repurchase authority remaining at month-end under the 2005 Repurchase Program, the Company’s only publicly announced repurchase program in effect at such dates. The 2005 Repurchase Program is limited to 883,656 shares (10% of the number of outstanding shares on the date the Board approved the program, adjusted for the three-for-one stock split in June of 2006 and the three-for-two split in December of 2007) but not to exceed $10 million in repurchases.
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

Date: May 12, 2008	By:	/s/ Ted T. Awerkamp
Ted T. Awerkamp
President and Chief Executive Officer (principal executive officer)

Date: May 12, 2008	By:	/s/ Michael P. McGrath
Michael P. McGrath
Executive Vice President, Treasurer, Secretary and Chief Financial Officer (principal financial officer/ principal accounting officer)