Form 10-Q
period 2008-06-30
Mercantile Bancorp, Inc.
filed 2008-08-11
CIK 1289701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐ .
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act) Yes ☐ No ☑.
As of August 4, 2008 the number of outstanding shares of Common Stock, par value $0.4167 per share was 8,703,455.

MERCANTILE BANCORP, INC.
FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
MERCANTILE BANCORP, INC.
Consolidated Balance Sheets
(In thousands, except par value and share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)

Assets
Cash and due from banks	$42,386	$38,172
Interest-bearing demand deposits	20,508	18,259
Federal funds sold	17,610	19,628

Cash and cash equivalents	80,504	76,059

Available-for-sale securities	196,939	201,739
Held-to-maturity securities	12,410	14,518
Loans held for sale	6,073	3,338
Loans, net of allowance for loan losses of $16,463 and $12,794	1,238,298	1,188,757
Interest receivable	9,753	11,343
Foreclosed assets held for sale, net	4,669	3,172
Federal Home Loan Bank stock	8,367	7,790
Cost method investments in common stock	5,610	6,105
Deferred income taxes	5,651	2,457
Mortgage servicing rights	1,344	1,307
Cash surrender value of life insurance	24,759	24,248
Premises and equipment	41,459	42,003
Goodwill	43,934	43,934
Core deposit and other intangibles	4,258	4,514
Other	8,709	7,861

Total assets	$1,692,737	$1,639,145

Liabilities and Stockholders’ Equity
Deposits
Demand	$135,556	$133,890
Savings, NOW and money market	453,254	420,394
Time	663,880	611,676
Brokered time	144,714	153,499

Total deposits	1,397,404	1,319,459

Short-term borrowings	29,657	45,589
Long-term debt	77,500	81,500
Junior subordinated debentures	61,858	61,858
Interest payable	5,281	6,040
Other	7,073	6,971

Total liabilities	1,578,773	1,521,417

Commitments and Contingent Liabilities

Minority Interest	8,667	9,446

Stockholders’ Equity
Common stock, $.42 par value; authorized 12,000,000 shares;
Issued — 8,887,113 shares at June 30, 2008 and December 31, 2007
Outstanding — 8,703,455 shares at June 30, 2008 and 8,709,655 at December 31, 2007	3,629	3,629
Additional paid-in capital	11,925	11,989
Retained earnings	93,093	94,552
Accumulated other comprehensive income (loss)	(1,058)	305

	107,589	110,475

Treasury stock, at cost
Common; 183,658 shares at June 30, 2008 and 177,458 at December 31, 2007	(2,292)	(2,193)

Total stockholders’ equity	105,297	108,282

Total liabilities and stockholders’ equity	$1,692,737	$1,639,145

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Interest and Dividend Income
Loans
Taxable	$20,399	$19,923	$41,933	$39,460
Tax exempt	173	258	349	514
Securities
Taxable	1,982	1,946	3,951	3,834
Tax exempt	473	413	1,013	844
Federal funds sold	81	264	240	735
Dividends on Federal Home Loan Bank Stock	30	52	66	102
Deposits with financial institutions and other	84	204	234	479

Total interest and dividend income	23,222	23,060	47,786	45,968

Interest Expense
Deposits	10,064	10,708	21,877	21,287
Short-term borrowings	235	475	583	843
Long-term debt and junior subordinated debentures	2,023	1,465	4,227	3,025

Total interest expense	12,322	12,648	26,687	25,155

Net Interest Income	10,900	10,412	21,099	20,813

Provision for Loan Losses	1,834	426	6,603	1,181

Net Interest Income After Provision For Loan Losses	9,066	9,986	14,496	19,632

Noninterest Income
Fiduciary activities	690	572	1,380	1,145
Brokerage fees	501	454	917	762
Customer service fees	1,125	983	2,225	1,854
Other service charges and fees	234	173	434	355
Net gain (loss) on sales of assets	(15)	1	376	(1)
Net gain on loan sales	280	177	643	285
Loan servicing fees	138	99	273	201
Net increase in cash surrender value of life insurance	243	276	511	443
Gain (loss) on investments in common stock	680	(5)	680	(8)
Other	92	44	282	95

Total noninterest income	3,968	2,774	7,721	5,131

Noninterest Expense
Salaries and employee benefits	6,997	5,562	13,898	11,190
Net occupancy expense	865	642	1,750	1,277
Equipment expense	916	641	1,690	1,253
Deposit insurance premium	118	38	223	74
Professional fees	548	579	1,123	1,074
Postage and supplies	333	254	634	517
(Gain) loss on foreclosed assets	(11)	—	493	15
Net loss on securities	—	—	1	—
Amortization of mortgage servicing rights	60	36	153	62
Other	2,180	1,672	4,132	3,170

Total noninterest expense	12,006	9,424	24,097	18,632

Minority Interest	(105)	159	(392)	334

Income (Loss) Before Income Taxes	1,133	3,177	(1,488)	5,797

Income Tax Expense (Benefit)	(130)	801	(1,074)	1,577

Net Income (Loss)	$1,263	$2,376	$(414)	$4,220

Basic Earnings (Loss) Per Share	$.15	$0.27	$(0.05)	$0.48

Dividends Paid Per Share	$.06	$.06	$.12	$.12

Weighted Average Shares Outstanding	8,705,499	8,744,156	8,707,577	8,745,878

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Six Months Ended June 30	2008	2007

Operating Activities
Net income (loss)	$(414)	$4,220
Items not requiring (providing) cash
Depreciation	1,454	959
Provision for loan losses	6,603	1,181
Net accretion of premiums and discounts on securities	(17)	(1)
Amortization (depreciation) of core deposit intangibles and other purchase accounting adjustments	(175)	139
Deferred income taxes	(2,339)	(295)
(Gain) loss on investments in common stock	(680)	8
Net gains on loan sales	(643)	(285)
(Gains) Losses on sale of assets	(376)	1
Losses on foreclosed assets	493	15
Amortization of mortgage servicing rights	153	63
Federal Home Loan Bank stock dividends	(21)	(24)
Net increase in cash surrender value of life insurance	(511)	(443)
Minority interest in earnings of subsidiaries	(392)	334
Changes in
Loans originated for sale	(62,941)	(21,485)
Proceeds from sales of loans	60,571	17,584
Interest receivable	1,590	595
Other assets	(860)	21
Interest payable	(759)	(603)
Other liabilities	135	(2,447)

Net cash provided by (used in) operating activities	871	(463)

Investing Activities
Purchases of available-for-sale securities	(35,029)	(31,343)
Proceeds from maturities of available-for-sale securities	33,357	19,511
Proceeds from the sales of available-for-sale securities	4,947	—
Proceeds from maturities of held-to-maturity securities	2,105	1,627
Net change in loans	(58,226)	(5,629)
Purchases of premises and equipment	(1,317)	(4,225)
Proceeds from sales of premises and equipment	769	2
Proceeds from sales of foreclosed assets	542	115
Purchase of Federal Home Loan Bank stock	(836)	(61)
Proceeds from sales of Federal Home Loan Bank stock	280	—
Purchase of cost method investment in common stock	—	(1,554)
Proceeds from sales of cost method investments	495	—
Goodwill acquired in connection with Royal Palm acquisition	—	(5)
Purchase of intangible assets	—	(17)

Net cash used in investing activities	(52,913)	(21,579)

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	34,525	24,864
Net increase (decrease) in time and brokered time deposits	43,488	(70,709)
Net increase (decrease) in short-term borrowings	(15,931)	31,016
Proceeds from long-term debt	17,000	1,750
Payments on long-term debt	(21,000)	(12,100)
Proceeds from issuance of stock to minority interest of Mid-America	81	161
Purchase of stock from minority interest of Mid-America	(531)	(67)
Purchase of treasury stock	(100)	(563)
Dividends paid	(1,045)	(1,049)
Dividends paid to minority interest of Mid-America	—	(73)

Net cash provided by (used in) financing activities	56,487	(26,770)

Increase (Decrease) In Cash and Cash Equivalents	4,445	(48,812)
Cash and Cash Equivalents, Beginning of Period	76,059	99,147

Cash and Cash Equivalents, End of Period	$80,504	$50,335

Supplemental Cash Flows Information
Interest paid	$27,446	$25,758
Income taxes paid	$237	$1,776
Real estate acquired in settlement of loans	$2,532	$351
Net (decrease) increase in additional paid-in-capital due to (purchase) issuance of stock (from) to minority interest of Mid-America	$(64)	$40
See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands)
1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements include the accounts of Mercantile Bancorp, Inc. (the “Company”) and its wholly and majority owned subsidiaries, Mercantile Bank, Perry State Bank, Marine Bank and Trust, Brown County State Bank, Royal Palm Bancorp, Inc. (the sole shareholder of Royal Palm Bank), HNB Financial Services, Inc. (the sole shareholder of HNB National Bank) and Mid-America Bancorp, Inc. (the sole shareholder of Heartland Bank), (“Banks”). All material intercompany accounts and transactions have been eliminated in the consolidated report of the Company.
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s consolidated financial position at June 30, 2008 and the Company’s consolidated results of operations and cash flows for the six months ended June 30, 2008 and 2007. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 2007 year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160 requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in deconsolidation. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact on its consolidated financial statements.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

4. FAIR VALUE MEASUREMENT
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 has been applied prospectively as of the beginning of the period.
SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
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
Available-for-Sale Securities
The fair values of available-for-sale securities are determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1. Level 1 securities include exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. Level 2 securities include obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, mortgage-backed securities, collateralized mortgage obligations and corporate bonds. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include debentures and other less liquid securities.
The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the SFAS 157 hierarchy in which their fair value measurements fall as of June 30, 2008 (in thousands):

Fair Value Measurements Using
		Quotes Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$196,939	$5,370	$178,192	$13,377

The change in fair value of assets measured using significant unobservable (Level 3) inputs on a recurring basis for the three months ended June 30, 2008 is summarized as follows (in thousands):

Available-for-
sale Securities
Balance, April 1, 2008	$10,036
Total realized and unrealized gains and losses:
Included in net income	—
Included in other comprehensive income	—
Purchases, issuances and settlements	3,341
Transfers in and/or out of Level 3	—

Balance, June 30, 2008	$13,377

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—

The change in fair value of assets measured using significant unobservable (Level 3) inputs on a recurring basis for the six months ended June 30, 2008 is summarized as follows (in thousands):

Available-for-
sale Securities
Balance, December 31, 2007	$11,400
Total realized and unrealized gains and losses:
Included in net income	—
Included in other comprehensive income	—
Purchases, issuances and settlements	1,977
Transfers in and/or out of Level 3	—

Balance, June 30, 2008	$13,377

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—

The Company may be required, from time to time, to measure certain other financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the first six months of 2008 that were still held in the balance sheet at June 30, 2008, the following table provides the level of valuation assumptions used to determine each adjustment and the fair value of the assets at June 30, 2008 (in thousands):

Fair Value Measurements Using
		Quotes Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired Loans	$23,794	$—	$—	$23,794
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
The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Commitments to originate loans totaled $5.0 million at June 30, 2008 and $2.0 million at December 31, 2007. The commitments extend over varying periods of time with the majority being disbursed within a one-year period. At June 30, 2008 and December 31, 2007, the Company had granted unused lines of credit to borrowers totaling $236 million and $262 million, respectively, for commercial lines and open-end consumer lines.
Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $17.7 million at June 30, 2008 and $15.8 million at December 31, 2007. At June 30, 2008, the outstanding standby letters of credit had a weighted average term of approximately one year. As of June 30, 2008 and December 31, 2007, no liability for the fair value of the Company’s potential obligations under these guarantees has been recorded since the amount is deemed immaterial.

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
The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for loan losses relating to impaired loans is based on the loan’s observable market price, the collateral for certain collateral—dependent loans, or the discounted cash flows using the loan’s effective interest rate.
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

7. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) components and related taxes were as follows:

	For the Three Months
	Ended June 30,
	2008	2007

Net income	$1,263	$2,376

Other comprehensive income (loss):
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $(1,545) for 2008 and $(1,068) for 2007	(2,546)	(1,779)
Less reclassification adjustment for realized gains (losses) included in income net of tax expense (benefit) of $258 for 2008 and $(2) for 2007	422	(3)

Total Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $(1,803) for 2008 and $(1,066) for 2007	(2,968)	(1,776)

Accumulated other comprehensive income of equity method investee	—	(42)

Adjustment of SFAS 158 liability, net of tax expense of $27 for 2008 and $0 for 2007	45	—

Total other comprehensive income (loss), net of tax	(2,923)	(1,818)

Comprehensive income (loss)	$(1,660)	$558

	For the Six Months
	Ended June 30,
	2008	2007

Net income (loss)	$(414)	$4,220

Other comprehensive income (loss):
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $(610) for 2008 and $(1,481) and for 2007	(961)	(2,287)
Less reclassification adjustment for realized gains (losses) included in income net of tax expense (benefit) of $258 for 2008 and $(3) for 2007	422	(5)

Total Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $(868) for 2008 and $(1,478) for 2007	(1,383)	(2,282)

Accumulated other comprehensive income of equity method investee	—	(29)

Adjustment of SFAS 158 liability, net of tax expense of $12 for 2008 and $0 for 2007	20	—

Total other comprehensive income (loss), net of tax	(1,363)	(2,311)

Comprehensive income (loss)	$(1,777)	$1,909

8. SUBSEQUENT EVENTS
The Company announced on July 15, 2008 it has filed all necessary regulatory applications to combine Perry State Bank with certain operations of HNB National Bank. Subject to regulatory approval, the consolidation is scheduled to be effective September 5, 2008. The Company previously announced in February of 2007 its intent to seek approval to consolidate Perry State Bank under the HNB National Bank name. Perry State Bank’s five facilities will continue operating. The combined HNB National Bank operations will have more than $330 million in assets.
9. NONCOMPLIANCE WITH DEBT COVENANTS
The Company has three term notes payable with a financial institution totaling $22 million. One note totaling $15 million with an interest rate of 6.09% has a final maturity of November 2009. The other two notes totaling $7 million are due in August 2010 and have interest rates between 6.13% and 6.27%.
These term notes payable have various covenants including ratios relating to the Company’s capital, allowance for loan losses, non-performing assets, and debt service coverage. The Company was in noncompliance with the non-performing assets covenant requiring an 18% maximum ratio of non-performing assets to primary capital of subsidiary banks. At June 30, 2008 the Company’s ratio was 22.51%. The term notes payable are due on demand due to the debt covenant noncompliance and the financial institution could require repayment at their discretion before maturity.
The Company intends to become compliant with the financial institution’s non-performing assets covenant as soon as practicable and has taken several steps to achieve this result. Management is continuing to work with the borrowers involved in the non-performing loans to have the loans paid down and to sell off non-performing loans. The Company has also created a credit administration position within the holding company to provide guidance and direction to its subsidiary banks in underwriting and credit structuring standards, to enhance compliance and consistency with the Company’s lending policies and regulatory requirements, and to manage forecasts of loan activity and loan quality throughout the Company’s subsidiary banks. The Company anticipates these and other efforts to address the non-performing loans will result in improvement in the ratio; however, there are many factors outside of the Company’s control, such as the general economic condition of the regions where the Company operates, which will affect how quickly the Company will achieve this result. If the financial institution requires payment of the loans prior to maturity, the Company has the ability to seek alternate funding from other institutions.

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

New Accounting Standards Adopted During 2008
In September 2006, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) No. 06-4, Postretirement Benefits Associated with Split-Dollar Life Insurance (EITF 06-4). EITF 06-4 requires deferred-compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement to be recognized as a liability by the employer. The liability for future benefits should be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company adopted EITF 06-4 as of January 1, 2008, through a cumulative effect adjustment as a liability of $75,000.
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company adopted SFAS 157 on January 1, 2008 and additional disclosures can be found in the footnotes of the Company’s financial statements.
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
General
Mercantile Bancorp, Inc. is a seven-bank holding company headquartered in Quincy, Illinois with 29 banking facilities (26 full service offices, one stand-alone drive-up facility, one mortgage banking facility and one loan production office) serving 22 communities located throughout west-central Illinois, central Indiana, northern Missouri, eastern Kansas and southwestern Florida. The Company is focused on meeting the financial needs of its markets by offering competitive financial products, services and technologies. It is engaged in retail, commercial and agricultural banking, and its core products include loans, deposits, trust and investment management. The Company derives the majority of its net income from its subsidiary banks.
Wholly-Owned Subsidiaries. As of June 30, 2008, the Company was the sole shareholder of the following banking subsidiaries:
▪	Mercantile Bank (“Mercantile”), located in Quincy, Illinois;

▪	Marine Bank & Trust (“Marine”), located in Carthage, Illinois;

▪	Perry State Bank (“Perry”), located in Perry, Missouri;

▪	Brown County State Bank (“Brown County”), located in Mt. Sterling, Illinois;

▪	Royal Palm Bancorp, Inc. (“Royal Palm”), the sole shareholder of Royal Palm Bank of Florida (“Royal Palm Bank”), located in Naples, Florida; and

▪	HNB Financial Services, Inc. (“HNB Financial”), the sole shareholder of HNB National Bank (“HNB”), located in Hannibal, Missouri.
Majority-Owned Subsidiaries. As of June 30, 2008, the Company was the majority, but not sole, shareholder of Mid-America Bancorp, Inc. (“Mid-America”), the sole shareholder of Heartland Bank (“Heartland”), located in Leawood, Kansas, in which the Company owns 55.5% of the outstanding voting stock. During the second quarter of 2008, Mid-America repurchased 2,572 shares of its common stock from minority shareholders, resulting in the Company’s percentage ownership of Mid-America increasing to 55.5% as of June 30, 2008 from 54.6% as of March 31, 2008.
Other Investments in Financial Institutions. As of June 30, 2008, the Company had less than majority ownership interests in several additional banking organizations located throughout the United States. Specifically, the Company owned the following percentages of the outstanding voting stock of these banking entities:
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
On January 1, 2008, Mercantile Trust & Savings Bank changed its name to Mercantile Bank after receiving regulatory approval.
On February 19, 2008, the Company announced the opening of a loan production office in Carmel, Indiana, a suburb of Indianapolis. This office will initially operate as an adjunct of Mercantile Bank, but the Company’s intent is to develop it into a full service banking facility.
On April 21, 2008, the Company successfully executed the merger of two wholly-owned subsidiaries. Farmers was merged into Mercantile Bank with the expectation to generate operational and technological efficiencies, and to further leverage the successes achieved in expanding trust and wealth management services by both banks. Farmers’ three facilities in Savannah and St. Joseph, Missouri are operating as full-service branches of Mercantile Bank.
On May 27, 2008, the Company recognized a pre-tax gain of $943 thousand on the sale of its 164,012 shares of common stock of First Charter Corporation. The Company obtained the shares in November 2006 when First Charter, based in Charlotte, North Carolina, acquired GBC Bancorp of Lawrenceville, Georgia, in which the Company held an equity investment.
On July 15, 2008 the Company announced it has filed all necessary regulatory applications to combine Perry with certain operations of HNB National Bank. Subject to regulatory approval, the consolidation is scheduled to be effective September 5, 2008. The Company previously announced in February of 2007 its intent to seek approval to consolidate Perry under the HNB National Bank name. Perry’s five facilities will continue operating. The combined HNB National Bank operations will have more than $330 million in assets.
Results of Operations
Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007
Overview. Net income for the three months ended June 30, 2008 was $1.3 million, a decrease of $1.1 million, or 47%, compared with $2.4 million for the same period in 2007. The primary factors contributing to the decrease in net income were an increase in provision for loan losses of $1.4 million and an increase in noninterest expense of $2.6 million, partially offset by an increase in net interest income of $488 thousand, an increase in noninterest income of $1.2 million, and a decrease in income tax expense of $931 thousand. Basic earnings per share (EPS) for the three months ended June 30, 2008 were $.15 compared with $.27 for the same period in 2007.
Total assets at June 30, 2008 were $1.69 billion compared with $1.64 billion at December 31, 2007, an increase of $53.6 million or 3.3%, primarily attributable to an increase in the loan portfolio, partially offset by a slight decrease in investment securities. Total loans, including loans held for sale, at June 30, 2008 were $1.26 billion compared with $1.20 billion at December 31, 2007, an increase of $55.9 million or 4.6%. Total deposits at June 30, 2008 were $1.40 billion compared with $1.32 billion at December 31, 2007, an increase of $77.9 million or 5.9%. Total stockholders’ equity at June 30, 2008 was $105.3 million compared with $108.3 million at December 31, 2007, a decrease of $3.0 million or 2.8%.
The Company’s annualized return on average assets was .31% for the three months ended June 30, 2008, compared with 0.69% for the same period in 2007. The annualized return on average stockholders’ equity was 4.8% for the three months ended June 30, 2008, compared to 9.4% for the same period in 2007.
Net Interest Income. For the three months ended June 30, 2008, net interest income increased $488 thousand, or 4.7%, to $10.9 million compared with $10.4 million for the same period in 2007. The increase was primarily due to the increased volume of loans, and decreased rates on all interest-bearing liabilities, largely offset by increased volumes of all categories of deposits and long-term debt, and a decrease in rates on the majority of interest-earning assets. For the three months ended June 30, 2008 and 2007, the net interest margin decreased by 37 basis points to 2.93% from 3.30% while the net interest spread decreased by 20 basis points to 2.73% from 2.93%, respectively.

Interest and dividend income for the three months ended June 30, 2008 increased $162 thousand, or         .70%, to $23.2 million compared with $23.1 million for the same period in 2007. This increase was due primarily to an increase in loan interest income of $391 thousand, partially offset by a decrease in federal funds sold interest income of $183 thousand. Average total loans for the three months ended June 30, 2008 increased $209 million, or 20.3%, to $1.2 billion compared with $1.0 billion for the same period in 2007, while the average yield on total loans decreased 119 basis points to 6.64% for the same period. Average total investments for the three months ended June 30, 2008 increased $12.7 million, or 6.5%, to $207.0 million compared with $194.3 million for the same period in 2007, while the average yield on investments decreased 12 basis points to 4.74% for the same period. For the three months ended June 30, 2008, compared to the same period in 2007, the yield on total average earning assets decreased by 106 basis points to 6.24%.
Interest expense for the three months ended June 30, 2008 decreased $326 thousand, or 2.6%, to $12.3 million compared with $12.6 million for the same period in 2007. This decrease was due primarily to decreases in interest expense on deposits of $644 thousand and short-term borrowings of $240 thousand, partially offset by an increase in interest expense on long-term debt of $558 thousand. Average total interest-bearing deposits for the three months ended June 30, 2008 increased $205 million, or 20.0%, to $1.23 billion compared with $1.02 billion for the same period in 2007, while the average cost of funds on total interest-bearing deposits decreased 91 basis points to 3.28% for the same period. Average total long-term debt and junior subordinated debentures for the three months ended June 30, 2008 increased $47.8 million, or 49.0%, to $145.5 million compared with $97.6 million for the same period in 2007, primarily due to the issuance of senior term debt and junior subordinated debentures in September 2007 as financing for the HNB Financial acquisition, while the average cost of funds on long-term debt decreased 44 basis points to 5.56% for the same period. For the three months ended June 30, 2008, compared to the same period in 2007, the cost of funds on total average interest-bearing liabilities decreased by 86 basis points to 3.51%.
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

	For the three months ended June 30
	2008			2007
		Income/			Income/
	Average Balance	Expense	Yield/Rate	Average Balance	Expense	Yield/Rate
	(dollars in thousands)
Assets
Interest-bearing demand deposits	$17,490	$84	1.92%	$14,712	$204	5.55%
Federal funds sold	16,510	81	1.96%	17,998	264	5.87%
Securities:
Taxable
U.S. treasuries and government agencies	9,587	114	4.76%	22,941	299	5.21%
Mortgage-backed securities	53,603	622	4.64%	43,854	563	5.14%
Other securities	91,325	1,246	5.46%	82,084	1,084	5.28%

Total taxable	154,515	1,982	5.13%	148,879	1,946	5.23%
Non-taxable — State and political subdivision (3)	52,442	473	3.61%	45,404	413	3.64%
Loans (net of unearned discount) (1)(2)	1,240,179	20,572	6.64%	1,031,215	20,181	7.83%
Federal Home Loan Bank stock	8,300	30	1.45%	5,605	52	3.71%

Total interest-earning assets (1)	1,489,436	$23,222	6.24%	1,263,813	$23,060	7.30%

Cash and due from banks	36,698			23,283
Premises and equipment	41,682			27,285
Foreclosed assets held for sale, net	4,839			328
Equity method investments in common stock	—			4,142
Cost method investments in common stock	5,981			4,044
Interest receivable	9,915			9,332
Cash surrender value of life insurance	24,682			18,453
Allowance for loan loss	(17,064)			(11,306)
Goodwill	44,348			29,043
Intangible assets	5,215			6,088
Other	18,929			11,153

Total assets	$1,664,661			$1,385,658

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$140,372	$326	$0.93%	$115,628	$531	$1.84%
Savings deposits	86,656	290	1.34%	72,171	467	2.59%
Money-market deposits	224,802	1,197	2.13%	179,467	1,765	3.93%
Time and brokered time deposits	776,023	8,251	4.24%	655,583	7,945	4.85%
Short-term borrowings	33,776	235	3.17%	36,593	475	5.19%
Long-term debt	83,610	1,084	5.15%	56,381	761	5.40%
Subordinated debenture bonds	61,858	939	6.07%	41,239	704	6.83%

Total interest-bearing liabilities	1,407,097	$12,322	$3.51%	1,157,062	$12,648	$4.37%

Demand deposits	129,714			106,157
Interest payable	5,708			6,109
Other liabilities	6,467			5,207
Minority interest	8,856			9,492
Stockholders’ equity	106,819			101,631

Total liabilities and stockholders’ equity	$1,664,661			$1,385,658

Interest spread			2.73%			2.93%
Net interest income		$10,900			$10,412
Net interest margin			2.93%			3.30%
Interest-earning assets to interest-bearing liabilities	105.85%			109.23%

(1)	Non-accrual loans have been included in average loans, net of unearned discount

(2)	Includes loans held for sale

(3)	The tax exempt income for state and political subdivisions in not recorded on a tax equivalent basis.

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

	For the three months ended June 30,
	2008 vs. 2007
	Increase (Decrease) Due to
	Change in
	Volume	Rate	Total

Increase (decrease) in interest income:
Interest-bearing bank deposits	$33	$(153)	$(120)
Federal funds sold	(20)	(163)	(183)
Investment securities:
U.S. Treasuries and Agencies	(161)	(24)	(185)
Mortgage-backed securities	117	(58)	59
States and political subdivision (1)	64	(4)	60
Other securities	125	37	162
Loans (net of unearned discounts)	3,734	(3,343)	391
Federal Home Loan Bank stock	18	(40)	(22)

Change in interest income (1)	3,910	(3,748)	162

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	97	(302)	(205)
Savings deposits	80	(257)	(177)
Money-market deposits	373	(941)	(568)
Time and brokered time deposits	1,352	(1,047)	305
Short-term borrowings	(34)	(206)	(240)
Long-term debt	673	(114)	559

Change in interest expense	2,541	(2,867)	(326)

Increase (decrease) in net interest income (1)	$1,369	$(881)	$488

(1)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.
Provision for Loan Losses. Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the three months ended June 30, 2008, the provision increased by $1.4 million to $1.8 million, compared with $426 thousand for the same period in 2007. The additional expense was primarily due to deterioration in the financial condition of several large commercial real estate borrowers, resulting in increased nonperforming and impaired loan totals. The allowance for loan losses at June 30, 2008 was $16.5 million, or 1.31% of total loans, an increase of $3.7 million from $12.8 million or 1.06% of total loans at December 31, 2007. Nonperforming loans increased to $30.5 million, or 2.42% of total loans as of June 30, 2008, compared with $23.0 million, or 1.91% of total loans as of December 31, 2007. Impaired loans increased from $29.6 million at December 31, 2007 to $54.6 million at June 30, 2008. A significant portion of these increases reflects several commercial real estate loans to developers who experienced cash flow problems due to a slowing economy and oversupply of commercial properties. Although secured by real estate, the Company anticipates a portion of the loans will eventually be charged off, but believes it has adequately reserved for these losses based on circumstances existing as of June 30, 2008.
Noninterest Income. Noninterest income for the three months ended June 30, 2008 increased $1.2 million to $4.0 million compared with $2.8 million for the same period in 2007. The increase in noninterest income was primarily due to increases in fiduciary activities, brokerage fees, customer service fees, net gains on loan sales, and gains on investments in common stock.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
	June 30:
	2008	2007

Fiduciary activities	$690	$572
Brokerage fees	501	454
Customer service fees	1,125	983
Other service charges and fees	234	173
Net gain (loss) on sales of assets	(15)	1
Net gain on loan sales	280	177
Loan servicing fees	138	99
Net increase in cash surrender value of life insurance	243	276
Gain (loss) on investments in common stock	680	(5)
Other	92	44

Total noninterest income	$3,968	$2,774

Fiduciary activities for the three months ended June 30, 2008 increased $118 thousand to $690 thousand compared with $572 thousand for the same period in 2007, primarily due to an increase in trust assets under management at Mercantile Bank as well as the September 2007 acquisition of HNB Financial.
Brokerage fees for the three months ended June 30, 2008 increased $47 thousand to $501 thousand compared with $454 thousand for the same period in 2007, primarily due to the continued growth of this line of business at the Company’s subsidiary banks.
Customer service fees for the three months ended June 30, 2008 increased $142 thousand to $1.1 million compared with $983 thousand for the same period in 2007, primarily due to increased overdraft fees and expansion of the number of accounts that generate transaction fees, as well as the September 2007 acquisition of HNB Financial.
Net gains on loans sales for the three months ended June 30, 2008 increased $103 thousand to $280 thousand compared with $177 thousand for the same period in 2007, primarily due to increased residential mortgage refinancing as a result of the lower interest rate environment.
Gain (loss) on investments in common stock for the three months ended June 30, 2008 increased $685 thousand to $680 thousand compared with a loss of $5 thousand for the same period in 2007, due to the May 2008 sale of one of the Company’s equity investments, First Charter Corporation, resulting in a gain of $943 thousand, partially offset by recognition of a $260 thousand permanent impairment of its common stock investment in Integrity Bancshares, Inc.
Noninterest Expense. For the three months ended June 30, 2008, noninterest expense increased $2.6 million, or 27.4%, to $12.0 million compared with $9.4 million for the same period in 2007, primarily due to increases in salaries and employee benefits, net occupancy expense, equipment expense, deposit insurance premiums, and other noninterest expense.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended
	June 30
	2008	2007

Salaries and employee benefits	$6,997	$5,562
Net occupancy expense	865	642
Equipment expense	916	641
Deposit insurance premium	118	38
Professional fees	548	579
Postage and supplies	333	254
(Gain) loss on sales of foreclosed assets	(11)	—
Amortization of mortgage servicing rights	60	36
Other	2,180	1,672

Total noninterest expense	$12,006	$9,424

Salaries and employee benefits increased $1.4 million, or 25.8%, for the three months ended June 30, 2008 to $7.0 million, from $5.6 million for the same period in 2007. Approximately $716 thousand of this increase was due to the September 2007 acquisition of HNB Financial. The remainder of the increase was due primarily to the establishment of a loan production office in Carmel, Indiana, severance payments and additional salaries and benefits associated with new management personnel at Royal Palm, and cost-of-living increases in salaries and employee benefits. As a percent of average assets, annualized salaries and employee benefits increased to 1.69% for the three months ended June 30, 2008, compared to 1.61% for the same period in 2007. The Company had 454 full-time equivalent employees at June 30, 2008 compared to 381 at June 30, 2007, an increase of 73 full-time equivalent employees, primarily due to the acquisition of HNB Financial.
Net occupancy expense increased $223 thousand, or 34.7%, for the three months ended June 30, 2008 to $865 thousand, from $642 thousand for the same period in 2007, due to the September 2007 acquisition of HNB Financial, which generated approximately $99 thousand of net occupancy expense in the second quarter of 2008. This increase was also due to Mercantile Bank placing a new building into service in January 2008, generating approximately $128 thousand of additional depreciation and other occupancy expenses in the second quarter of 2008.
Equipment expense increased $275 thousand or 42.9% for the three months ended June 30, 2008 to $916 thousand, from $641 thousand for the same period in 2007, due to the September 2007 acquisition of HNB Financial, which generated approximately $78 thousand of equipment expense in the second quarter of 2008. This increase was also due to Mercantile Bank placing a new building into service in January 2008, generating approximately $140 thousand of additional depreciation expense on furniture and equipment in the second quarter of 2008.
Deposit insurance premiums increased $80 thousand for the three months ended June 30, 2008 to $118 thousand, from $38 thousand for the same period in 2007, primarily due to the expiration in second quarter 2008 of the FDIC’s One-Time Assessment Credits used by the Company’s banks to offset deposit insurance assessments. These credits were authorized by the Federal Deposit Insurance Reform Act of 2005, and were available to all eligible banks to offset premium assessments in 2007 and part of 2008.
Other noninterest expense increased $508 thousand, or 30.4%, for the three months ended June 30, 2008 to $2.2 million, from $1.7 million for the same period in 2007, mainly due to the September 2007 acquisition of HNB Financial, which generated approximately $464 thousand of other noninterest expense in the second quarter of 2008.
Income Tax Expense (Benefit). Income tax benefit for the three months ended June 30, 2008 was $130 thousand compared to income tax expense of $801 thousand for the same period in 2007, primarily due to the Company generating a net benefit for the quarter as a result of non-taxable income.
The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” on January 1, 2008. The Company has recognized no increase in its liability for unrecognized tax benefits as a result of the implementation of FIN 48. The Company files income tax returns in the U.S. federal jurisdiction and the states of Illinois, Missouri, Kansas and Florida jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2003.

Results of Operations

Comparison of Operating Results for the Six Months Ended June 30, 2008 and 2007
Overview. Net loss for the six months ended June 30, 2008 was $414 thousand, a decrease of $4.6 million, or 109.8%, compared with net income of $4.2 million for the same period in 2007. The primary factors contributing to the decrease in net income were an increase in provision for loan losses of $5.4 million and an increase in noninterest expense of $5.5 million, largely offset by an increase in net interest income of $286 thousand, an increase in noninterest income of $2.6 million, a decrease in minority interest of $726 thousand, and a decrease in income tax expense of $2.7 million. Basic earnings (loss) per share (EPS) for the six months ended June 30, 2008 were $(0.05) compared with $.48 for the same period in 2007.
The Company’s annualized return on average assets was (.05)% for the six months ended June 30, 2008, compared with .61% for the same period in 2007. The annualized return on average stockholders’ equity was (.77)% for the six months ended June 30, 2008, compared to 8.4% for the same period in 2007.
Net Interest Income. For the six months ended June 30, 2008, net interest income increased $286 thousand, or 1.4%, to $21.1 million compared with $20.8 million for the same period in 2007. The increase was primarily due to increased volumes of loans and investment securities and decreased rates on all interest-bearing liabilities, largely offset by a decreased volume of federal funds sold, an increased volume of all interest-bearing liabilities and a decrease in rates on the majority of interest-earning assets. For the six months ended June 30, 2008 and 2007, the net interest margin decreased by 41 basis points to 2.86% from 3.27% while the net interest spread decreased by 25 basis points to 2.66% from 2.91%, respectively. Interest and dividend income for the six months ended June 30, 2008 increased $1.8 million, or 4.0%, to $47.8 million compared with $46.0 million for the same period in 2007. This increase was due primarily to an increase in loan interest income of $2.3 million. Average total loans for the six months ended June 30, 2008 increased $193 million, or 18.7%, to $1.22 billion compared with $1.03 billion for the same period in 2007, while the average yield on total loans decreased 85 basis points to 6.91% for the same period. Average total investments for the six months ended June 30, 2008 increased $15.1 million, or 7.8%, to $207.6 million compared with $192.5 million for the same period in 2007, while the average yield on investments decreased 8 basis points to 4.78% for the same period. For the six months ended June 30, 2008, compared to the same period in 2007, the yield on total average earning assets decreased by 75 basis points to 6.48%.
Interest expense for the six months ended June 30, 2008 increased $1.5 million, or 6.1%, to $26.7 million compared with $25.2 million for the same period in 2007. This increase was due primarily to increases in interest expense on deposits of $590 thousand and interest expense on long-term debt of $1.2 million. Average total interest-bearing deposits for the six months ended June 30, 2008 increased $182.0 million, or 17.7%, to $1.21 billion compared with $1.03 billion for the same period in 2007, while the average cost of funds on total interest-bearing deposits decreased 52 basis points to 3.61% for the same period. Average total long-term debt and junior subordinated debentures for the six months ended June 30, 2008 increased $46.6 million, or 45.7%, to $148.6 million compared with $101.9 million for the same period in 2007, primarily due to the issuance of senior term debt and junior subordinated debentures in September 2007 as financing for the HNB Financial acquisition, while the average cost of funds on long-term debt decreased 24 basis points to 5.69% for the same period. For the six months ended June 30, 2008, compared to the same period in 2007, the cost of funds on total average interest-bearing liabilities decreased by 49 basis points to 3.82%.
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

	For the six months ended June 30
	2008			2007
	Average	Income/		Average	Income/
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
			(dollars in thousands)
Assets
Interest-bearing demand deposits	$18,109	$234	2.58%	$17,031	$479	5.63%
Federal funds sold	17,792	240	2.70%	26,581	735	5.53%
Securities:
Taxable
U.S. treasuries and government agencies	17,649	322	3.65%	22,645	583	5.15%
Mortgage-backed securities	49,004	1,182	4.82%	41,995	1,073	5.11%
Other securities	86,141	2,447	5.68%	81,372	2,178	5.35%

Total taxable	152,794	3,951	5.17%	146,012	3,834	5.25%
Non-taxable — State and political subdivision (3)	54,796	1,013	3.70%	46,470	844	3.63%
Loans (net of unearned discount) (1)(2)	1,223,233	42,282	6.91%	1,030,181	39,974	7.76%
Federal Home Loan Bank stock	8,119	66	1.63%	5,690	102	3.59%

Total interest-earning assets (1)	1,474,843	$47,786	6.48%	1,271,965	$45,968	7.23%

Cash and due from banks	35,159			25,907
Premises and equipment	41,681			26,312
Foreclosed assets held for sale, net	4,342			291
Equity method investments in common stock	—			4,142
Cost method investments in common stock	6,034			3,869
Interest receivable	10,354			9,417
Cash surrender value of life insurance	24,487			18,338
Allowance for loan loss	(15,073)			(11,035)
Goodwill	44,469			29,148
Intangible assets	5,215			6,152
Other	22,680			10,813

Total assets	$1,654,191			$1,395,319

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$137,606	$726	1.06%	$117,060	$1,059	1.81%
Savings deposits	83,506	643	1.54%	69,760	861	2.47%
Money-market deposits	218,433	2,721	2.49%	173,793	3,398	3.91%
Time and brokered time deposits	773,388	17,787	4.60%	670,331	15,969	4.76%
Short-term borrowings	34,963	583	3.35%	33,157	843	5.08%
Long term debt	86,692	2,260	5.17%	60,686	1,615	5.32%
Subordinated debenture bonds	61,858	1,967	6.36%	41,239	1,410	6.84%

Total interest-bearing liabilities	1,396,446	$26,687	3.82%	1,166,026	$25,155	4.31%

Demand deposits	127,183			107,088
Interest payable	6,217			6,221
Other liabilities	7,285			5,010
Minority interest	9,117			9,439
Stockholders’ equity	107,943			101,535

Total liabilities and stockholders’ equity	$1,654,191			$1,395,319

Interest spread			2.66%			2.91%
Net interest income		$21,099			$20,813
Net interest margin			2.86%			3.27%
Interest-earning assets to interest-bearing liabilities	105.61%			109.09%

(1)	Non-accrual loans have been included in average loans, net of unearned discount

(2)	Includes loans held for sale

(3)	The tax exempt income for state and political subdivisions in not recorded on a tax equivalent basis.

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

	For the six months ended June 30,
	2008 vs. 2007
	Increase (Decrease) Due to
	Change in
	Volume	Rate	Total

Increase (decrease) in interest income:
Interest-bearing bank deposits	$29	$(274)	$(245)
Federal funds sold	(194)	(301)	(495)
Investment securities:
U.S. Treasuries and Agencies	(112)	(149)	(261)
Mortgage-backed securities	172	(63)	109
States and political subdivision (1)	154	15	169
Other securities	131	138	269
Loans (net of unearned discounts)	6,974	(4,666)	2,308
Federal Home Loan Bank stock	33	(69)	(36)

Change in interest income (1)	7,187	(5,369)	1,818

Increase in interest expense:
Interest-bearing transaction deposits	163	(496)	(333)
Savings deposits	148	(366)	(218)
Money-market deposits	742	(1,419)	(677)
Time and brokered time deposits	2,386	(569)	1,817
Short-term borrowings	39	(299)	(260)
Long-term debt	1,348	(145)	1,203

Change in interest expense	4,826	(3,294)	1,532

Increase in net interest income (1)	$2,361	$(2,075)	$286

(1)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.
Provision for Loan Losses. Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the six months ended June 30, 2008, the provision increased by $5.4 million to $6.6 million, compared with $1.2 million for the same period in 2007. The additional expense was primarily due to the continued deterioration of the commercial real estate markets in several of the Company’s locations, particularly in southwest Florida, resulting in nonperforming and impaired loan totals in excess of historical averages. In the six moths ended June 30, 2008, the Company addressed this issue aggressively by increasing its provision for loans losses. The allowance for loan losses at June 30, 2008 was $16.5 million, or 1.31% of total loans, which increased from $12.8 million or 1.06% of total loans at December 31, 2007. The increase in the allowance for loan losses as of June 30, 2008 was primarily due to the increase in non-performing loans to $30.5 million, or 2.42% of total loans, compared with $23.0 million, or 1.91% of total loans as of December 31, 2007. Impaired loans increased from $29.6 million at December 31, 2007, to $54.6 million at June 30, 2008. A significant portion of these increases reflects several commercial real estate loans to developers who experienced cash flow problems due to a slowing economy and oversupply of commercial properties. Although secured by real estate, the Company anticipates a portion of the loans will eventually be charged off, but believes it has adequately reserved for these losses based on circumstances existing as of June 30, 2008.
Noninterest Income. Noninterest income for the six months ended June 30, 2008 increased $2.6 million to $7.7 million compared with $5.1 million for the same period in 2007. The increase in noninterest income was primarily due to increases in fiduciary activities, brokerage fees, customer service fees, net gains on sales of assets, net gains on loan sales, gain on investments in common stock, and other noninterest income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Six Months Ended
	June 30
	2008	2007

Fiduciary activities	$1,380	$1,145
Brokerage fees	917	762
Customer service fees	2,225	1,854
Other service charges and fees	434	355
Net gain (loss) on sales of assets	376	(1)
Net gain on loan sales	643	285
Loan servicing fees	273	201
Net increase in cash surrender value of life insurance	511	443
Gain (loss) on investments in common stock	680	(8)
Other	282	95

Total noninterest income	$7,721	$5,131

Fiduciary activities for the six months ended June 30, 2008 increased $235 thousand to $1.4 million compared with $1.1 million for the same period in 2007, primarily due to an increase in trust assets under management at Mercantile Bank as well as the September 2007 acquisition of HNB Financial.
Brokerage fees for the six months ended June 30, 2008 increased $155 thousand to $917 thousand compared with $762 thousand for the same period in 2007, due to the continued growth of this line of business at the Company’s subsidiary banks.
Customer service fees for the six months ended June 30, 2008 increased $371 thousand to $2.2 million compared with $1.9 million for the same period in 2007, primarily due to increased overdraft fees and expansion of the number of accounts that generate transaction fees, as well as the September 2007 acquisition of HNB Financial.
Net gain on sales of assets for the six months ended June 30, 2008 increased $377 thousand to $376 thousand compared with a net loss of $1 thousand for the same period in 2007, primarily due to HNB Financial’s sale of a vacant lot in February 2008.
Net gain on loan sales for the six months ended June 30, 2008 increased $358 thousand to $643 thousand compared with $285 thousand for the same period in 2007, primarily due to increased residential mortgage refinancings as a result of the lower interest rate environment.
Gain (loss) on investments in common stock for the six months ended June 30, 2008 increased $688 thousand to $680 thousand compared with a loss of $8 thousand for the same period in 2007, the May 2008 sale of one of the Company’s equity investments, First Charter Corporation, resulting in a gain of $943 thousand, partially offset by recognition of a $260 thousand permanent impairment of its common stock investment in Integrity Bancshares, Inc.
Other noninterest income for the six months ended June 30, 2008 increased $187 thousand to $282 thousand compared with $95 thousand for the same period in 2007, primarily due to the September 2007 acquisition of HNB Financial.
Noninterest Expense. For the six months ended June 30, 2008, noninterest expense increased $5.5 million, or 29.3%, to $24.1 million compared with $18.6 million for the same period in 2007, primarily due to increases in salaries and employee benefits, net occupancy expense, equipment expense, deposit insurance premiums, net loss on foreclosed assets, and other noninterest expense.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Six Months Ended
	June 30
	2008	2007

Salaries and employee benefits	$13,898	$11,190
Net occupancy expense	1,750	1,277
Equipment expense	1,690	1,253
Deposit insurance premium	223	74
Professional fees	1,123	1,074
Postage and supplies	634	517
Loss on foreclosed assets	493	15
Net loss on securities	1	—
Amortization of mortgage servicing rights	153	62
Other	4,132	3,170

Total noninterest expense	$24,097	$18,632

Salaries and employee benefits increased $2.7 million, or 24.2%, for the six months ended June 30, 2008 to $13.9 million, from $11.2 million for the same period in 2007. Approximately $1.5 million of this increase was due to the September 2007 acquisition of HNB Financial. The remainder of the increase was due primarily to the establishment of a loan production office in Carmel, Indiana, severance payments and additional salaries and benefits associated with new management personnel at Royal Palm, and cost-of-living increases in salaries and employee benefits. As a percent of average assets, annualized salaries and employee benefits increased to 1.69% for the six months ended June 30, 2008, compared to 1.62% for the same period in 2007. The Company had 454 full-time equivalent employees at June 30, 2008 compared to 381 at June 30, 2007, an increase of 73 full-time equivalent employees, primarily due to the acquisition of HNB Financial.
Net occupancy expense increased $473 thousand, or 37.0%, for the six months ended June 30, 2008 to $1.8 million, from $1.3 million for the same period in 2007, due to the September 2007 acquisition of HNB Financial, which generated approximately $210 thousand of net occupancy expense in the first half of 2008. This increase was also due to Mercantile Bank placing a new building into service in January 2008, generating approximately $222 thousand of additional depreciation and other occupancy expenses in the first half of 2008.
Equipment expense increased $437 thousand for the six months ended June 30, 2008 to $1.7 million, from $1.3 million for the same period in 2007, due primarily to the September 2007 acquisition of HNB Financial, which generated approximately $168 thousand of equipment expense in the first half of 2008. The increase is also due to Mercantile Bank placing a new building into service in January 2008 generating approximately $185 thousand of additional depreciation expense on furniture and equipment in the first half of 2008.
Deposit insurance premiums increased $149 thousand for the six months ended June 30, 2008 to $223 thousand, from $74 thousand for the same period in 2007, primarily due to the expiration in second quarter 2008 of the FDIC’s One-Time Assessment Credits used by the Company’s banks to offset deposit insurance assessments. These credits were authorized by the Federal Deposit Insurance Reform Act of 2005, and were available to all eligible banks to offset premium assessments in 2007 and part of 2008.
Net loss on foreclosed assets increased $478 thousand for the six months ended June 30, 2008 to $493 thousand, from $15 thousand for the same period in 2007, primarily due to the first quarter 2008 reduction in carrying value of several foreclosed properties held by Royal Palm, reflecting the continued weakness in the commercial real estate market in southwest Florida.
Other noninterest expense increased $962 thousand, or 30.4%, for the six months ended June 30, 2008 to $4.1 million, from $3.2 million for the same period in 2007, mainly due to the September 2007 acquisition of HNB Financial, which generated approximately $927 thousand of other noninterest expense in the first half of 2008.
Income Tax Expense (Benefit). Income tax benefit for the six months ended June 30, 2008 was $1.1 million compared to income tax expense of $1.6 million for the same period in 2007, primarily due to the Company generating a net benefit for the quarter as a result of losses before income taxes and non-taxable income from tax-exempt loans and securities and earnings from cash surrender value of life insurance.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” on January 1, 2008. The Company has recognized no increase in its liability for unrecognized tax benefits as a result of the implementation of FIN 48. The Company files income tax returns in the U.S. federal jurisdiction and the states of Illinois, Missouri, Kansas and Florida jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2003.
Financial Condition

June 30, 2008 Compared to December 31, 2007
Loan Portfolio. Total loans, including loans held for sale, increased $55.9 million, or 4.6%, to $1.26 billion as of June 30, 2008 from $1.20 billion as of December 31, 2007. The Company’s subsidiary banks experienced moderate loan growth in the first half of 2008 despite the stagnant economy and the fear of recession causing potential borrowers to reduce their spending. At June 30, 2008 and December 31, 2007, the ratio of total loans to total deposits was 90.2% and 91.3%, respectively. For the same periods, total loans represented 74.5% and 73.5% of total assets, respectively.
The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial and financial	$182,413	14.47%	$173,817	14.43%
Agricultural	57,745	4.58%	64,399	5.34%
Real estate — farmland	104,865	8.32%	91,488	7.59%
Real estate — construction	237,541	18.84%	215,850	17.91%
Real estate — commercial	211,336	16.76%	204,338	16.96%
Real estate — residential (1)	333,288	26.43%	323,936	26.89%
Installment loans to individuals	133,646	10.60%	131,061	10.88%

Total loans	1,260,834	100.00%	1,204,889	100.00%

Allowance for loan losses	16,463		12,794

Total loans, including loans held for sale, net of allowance for loan losses	$1,244,371		$1,192,095

(1)	Includes loans held for sale
Nonperforming Assets. Nonperforming assets consist of nonaccrual loans, loans 90 days or more past due, restructured loans, repossessed assets and other assets acquired in satisfaction of debts previously contracted. It is management’s policy to place loans on nonaccrual status when interest or principal is 90 days or more past due. Such loans may continue on accrual status only if they are both well secured and in the process of collection.
Total nonperforming loans increased to $30.5 million as of June 30, 2008 from $23.0 million as of December 31, 2007, while total nonperforming loans and nonperforming other assets increased to $35.2 million as of June 30, 2008 from $26.3 million as of December 31, 2007. Impaired loans increased from $29.6 million at December 31, 2007 to $54.6 million at June 30, 2008. A significant portion of these increases reflects several commercial real estate loans to developers in the Midwest and Florida who experienced cash flow problems due to a slowing economy and oversupply of commercial properties. Although secured by real estate, the Company anticipates a portion of the loans will eventually be charged off, but believes it has adequately reserved for these losses based on circumstances existing as of June 30, 2008. Nonperforming other assets is comprised primarily of the carrying value of several foreclosed commercial real estate properties in the Midwest and Florida that the Company intends to sell, with the carrying value representing management’s assessment of the net realizable value in the current market. The ratio of nonperforming loans to total loans increased to 2.42% as of June 30, 2008 from 1.91% as of December 31, 2007. The ratio of nonperforming loans and nonperforming other assets to total loans increased to 2.79% as of June 30, 2008 from 2.18% as of December 31, 2007.

The following table presents information regarding nonperforming assets at the dates indicated:

	June 30,	December 31,
	2008	2007

Nonaccrual loans
Commercial and financial	$536	$581
Agricultural	53	308
Real estate — farmland	126	296
Real estate — construction	18,609	6,716
Real estate — commercial	2,178	3,152
Real estate — residential	4,148	8,571
Installment loans to individuals	234	195

Total nonaccrual loans	25,884	19,819

Loans 90 days past due and still accruing	4,512	3,184
Restructured loans	59	—

Total nonperforming loans	30,455	23,003

Repossessed assets	4,755	3,273
Other assets acquired in satisfaction of debt previously contracted	—	—

Total nonperforming other assets	4,755	3,273

Total nonperforming loans and nonperforming other assets	$35,210	$26,276

Nonperforming loans to loans, before allowance for loan losses	2.42%	1.91%

Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	2.79%	2.18%

Allowance for Loan Losses. In originating loans, the Company recognizes that loan losses will be experienced and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. Management has established an allowance for loan loss, which it believes is adequate to cover probable losses inherent in the loan portfolio. Loans are charged off against the allowance for loan losses when the loans are deemed to be uncollectible. Although the Company believes the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio, the amount of the allowance is based upon the judgment of management, and future adjustments may be necessary if economic or other conditions differ from the assumptions used by management in making the determinations. In addition, the Company’s subsidiary banks periodically undergo regulatory examinations, and future adjustments to the allowance for loan losses could occur based on these examinations.
Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the board of directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers the diversification by industry of the commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge—offs for the period, the amount of nonperforming loans and related collateral security, and the present level of the allowance for loan losses.
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

The allowance for loan losses increased $3.7 million to $16.5 million as of June 30, 2008 from $12.8 million as of December 31, 2007. Provision for loan losses was $6.6 million and net charge-offs were $2.9 million for the six months ended June 30, 2008. The allowance for loan losses as a percent of total loans increased to 1.31% as of June 30, 2008 from 1.06% and December 31, 2007, primarily due to the continued deterioration of the commercial real estate markets in several of the Company’s locations, particularly in southwest Florida, resulting in nonperforming loan totals in excess of historical averages. As a percent of nonperforming loans, the allowance for loan losses decreased slightly to 54.06% as of June 30, 2008 from 55.62% as of December 31, 2007.
The following table presents for the periods indicated an analysis of the allowance for loan losses and other related data:

	As of and for	As of and for
	the Six Months	the Year Ended
	Ended June 30,	December 31,
	2008	2007

Average loans outstanding during year	$1,223,233	$1,085,606

Allowance for loan losses:
Balance at beginning of year	$12,794	$10,613

Loans charged-off:
Commercial and financial	428	493
Agricultural	127	75
Real estate — farmland	—	—
Real estate — construction	1,855	284
Real estate — commercial	114	18
Real estate — residential	401	399
Installment loans to individuals	421	906

Total charge-offs	3,346	2,175

Recoveries:
Commercial and financial	287	55
Agricultural	8	15
Real estate — farmland	—	—
Real estate — construction	—	2
Real estate — commercial	28	1
Real estate — residential	2	38
Installment loans to individuals	87	150

Total recoveries	412	261

Net charge-offs	2,934	1,914
Provision for loan losses	6,603	2,969
Purchased allowance	—	1,126

Balance at end of year	$16,463	$12,794

Allowance for loan losses as a percent of total loans outstanding at year end	1.31%	1.06%

Allowance for loan losses as a percent of total nonperforming loans	54.06%	55.62%

Ratio of net charge-offs to average total loans	.24%	0.18%

Securities. The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality. Where the Company has less than majority ownership interests in banking organizations that are publicly traded, it continuously adjusts its common stock investments to their current market value through the securities portfolio as an unrealized gain or loss on available-for-sale securities. During the second quarter of 2008, the Company recognized a permanent impairment of its investment in Integrity Bancshares due to that investment’s stock price remaining below cost basis for more than one year and other factors. Integrity Bancshares is a publicly held company, trading on the Over-The-Counter Bulletin Board under the symbol “ITYC.PK”.
The Company has classified securities as both available-for-sale and held-to-maturity as of June 30, 2008. Available-for-sale securities are held with the option of their disposal in the foreseeable future to meet investment objectives, liquidity needs or other operational needs. Securities available-for-sale are carried at fair value. Held-to-maturity securities are those securities for which the Company has the positive intent and ability to hold until maturity, and are carried at historical cost adjusted for amortization of premiums and accretion of discounts.
As of June 30, 2008, the fair value of the available for-sale securities was $196.9 million and the amortized cost was $198.5 million for a net unrealized loss of $1.6 million. The after-tax effect of this unrealized loss was $915 thousand and has been included in stockholders’ equity. As of December 31, 2007, the fair value of the available-for-sale securities was $201.7 million and the amortized cost was $201.1 million for a net unrealized gain of $660 thousand. Fluctuations in net unrealized gains and losses on available-for-sale securities are due primarily to increases or decreases in prevailing interest rates for the types of securities held in the portfolio.
As of June 30, 2008, the amortized cost of held-to-maturity securities was $12.4 million, a decrease of $2.1 million from the December 31, 2007 amortized cost of $14.5 million.
As of June 30, 2008, Heartland (wholly-owned subsidiary of Mid-America, of which the Company has a 55.5% equity interest) owns a $4 million subordinated debenture in a financial institution that received a cease and desist order on April 30, 2008 by bank regulators. Heartland has not determined any specific impairment of this investment as it is still receiving interest payments at contractual rates when due, but the Company continues to monitor the situation for further developments.
The Company owns approximately $3.5 million of Federal Home Loan Bank of Chicago stock included in other assets. During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The Federal Home Loan Bank will continue to provide liquidity and funding through advances, however the order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. The Board of Directors and management of the Federal Home Loan Bank of Chicago have recently announced it will no longer fund mortgage loan purchases through its Mortgage Partnership Finance Program after July 31, 2008. With regard to dividends, the Federal Home Loan Bank continues to assess its dividend capacity each quarter and make appropriate request for approval. There were no dividends paid by the Federal Home Loan Bank of Chicago during the first half of 2008.
Deposits. Total deposits increased $77.9 million, or 5.9%, to $1.40 billion as of June 30, 2008 from $1.32 billion as of December 31, 2007. Noninterest-bearing deposits increased $1.7 million, or 1.2%, to $135.6 million as of June 30, 2008 from $133.9 million as of December 31, 2007, while interest-bearing deposits increased $76.3 million, or 6.4%, to $1.26 billion as of June 30, 2008 from $1.19 billion as of December 31, 2007. Moderate loan demand due to the sluggish economy reduced funding pressure on the Company’s subsidiary banks, allowing the banks to focus efforts on shifting their funding sources into lower cost alternatives, in particular demand, savings, NOW and money market accounts, which accounted for approximately 44% of the overall increase in deposits during the first half of 2008.
Borrowings. The Company utilizes borrowings to supplement deposits in funding its lending and investing activities. Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, U. S. Treasury demand notes and short-term advances from the Federal Home Loan Bank. Long-term borrowings consist of long-term advances from the Federal Home Loan Bank, term debt with a correspondent bank and junior subordinated debentures.
As of June 30, 2008, short-term borrowings were $29.7 million, a decrease of $15.9 million from December 31, 2007, due to a shift into lower cost funding sources.

Long-term debt was $77.5 million as of June 30, 2008, a decrease of $4 million from $81.5 million as of December 31, 2007. Included in long-term debt as of June 30, 2008 was long-term FHLB borrowings and subordinated notes totaling $55.5 million, with maturities ranging from the years 2008 to 2017 and interest rates ranging from 3.15% to 5.30%. As of June 30, 2008, the correspondent bank term loans totaled $22 million, with rates ranging from 6.09% to 6.27% and maturities ranging from November 10, 2009 to August 31, 2010. At June 30, 2008 the Company was not in compliance relating to a non-performing assets covenant with a financial institution. Please refer to the liquidity section for further information regarding this noncompliance issue.
Junior subordinated debentures were $61.9 million at June 30, 2008 and December 31, 2007. Maturities ranged from the years 2035 to 2037 (callable at the Company’s option in 2011, 2015 and 2017), and interest rates ranged from 4.35% to 7.17%.
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
The Company’s most liquid assets are cash and due from banks, interest-bearing demand deposits, and federal funds sold. The balances of these assets are dependent on the Company’s operating, investing, lending, and financing activities during any given period. As of June 30, 2008, cash and cash equivalents totaled $80.5 million, an increase of $4.4 million from $76.1 million as of December 31, 2007. This increase was the result of normal fluctuations in the Company’s cash flow requirements for funding loan growth and deposit withdrawals.
The Company’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayment, sales of loans, and capital funds. Additional liquidity is provided by bank lines of credit and term debt, repurchase agreements, junior subordinated debentures and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank.
The Company has three term notes payable with a financial institution totaling $22 million. One note totaling $15 million with an interest rate of 6.09% has a final maturity of November 2009. The other two notes totaling $7 million are due in August 2010 and have interest rates between 6.13% and 6.27%.
These term notes payable have various covenants including ratios relating to the Company’s capital, allowance for loan losses, non-performing assets, and debt service coverage. The Company was in noncompliance with the non-performing assets covenant requiring an 18% maximum ratio of non-performing assets to primary capital of subsidiary banks. At June 30, 2008 the Company’s percentage was 22.51%. The term notes payable are due on demand due to the debt covenant noncompliance and the financial institution could require repayment at their discretion before maturity.
The Company intends to become compliant with the financial institution’s non-performing assets covenant as soon as practicable and has taken several steps to achieve this result. Management is continuing to work with the borrowers involved in the non-performing loans to have the loans paid down and to sell off non-performing loans. The Company has also created a credit administration position within the holding company to provide guidance and direction to its subsidiary banks in underwriting and credit structuring standards, to enhance compliance and consistency with the Company’s lending policies and regulatory requirements, and to manage forecasts of loan activity and loan quality throughout the Company’s subsidiary banks. The Company anticipates these and other efforts to address the non-performing loans will result in improvement in the ratio; however, there are many factors outside of the Company’s control, such as the general economic condition of the regions where the Company operates, which will affect how quickly the Company will achieve this result. If the financial institution requires payment of the loans prior to maturity, the Company has the ability to seek alternate funding from other institutions.

Capital Resources. Other than the issuance of common stock, the Company’s primary source of capital is net income retained by the Company. During the six months ended June 30, 2008, the Company had a net loss of $414 thousand and paid dividends of $1.0 million to stockholders, resulting in a capital reduction of $1.5 million. During the year ended December 31, 2007, the Company earned $10.0 million and paid dividends of $2.1 million to stockholders, resulting in a retention of current earnings of $7.9 million. As of June 30, 2008, total stockholders’ equity was $105.3 million, a decrease of $3.0 million from $108.2 million as of December 31, 2007. This decrease was due to the net loss for the first half of 2008, as well as a decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income was primarily due to the after-tax effect of the decrease in market value of the Company’s available-for-sale securities.
The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of June 30, 2008, the Company exceeds these regulatory capital guidelines. Likewise, the individual ratios for each of the Company’s bank subsidiaries also exceed the regulatory guidelines.
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
There were the following issuer purchases of equity securities (i.e., the Company’s common stock) during the three months ended June 30, 2008:

			Total Number of Shares	Maximum Approximate
Second Quarter	Total Number of		Purchased as Part of	Dollar Value of Shares that
2008 Calendar	Shares Purchased	Average Price	Publicly Announced	May Yet Be Purchased Under
Month	(1)	Paid per Share (1)	Plans or Programs (2)	the Plans or Programs (3)
April	0	N/A	0	$8,229,424
May	6,200	$16.00	6,200	$8,130,224
June	0	N/A	0	$8,130,224
Total	6,200	$16.00	6,200

(1)	The total number of shares purchased and the average price paid per share include, in addition to other purchases, shares purchased in the open market and through privately negotiated transactions by the Company’s 401(k) Profit Sharing Plan. For the months indicated, there were no shares purchased by the Plan.

(2)	Includes only shares subject to publicly announced stock repurchase program, i.e. the $10 million stock repurchase program approved by the Board on August 15, 2005 and announced on August 17, 2005 (the “2005 Repurchase Program”). Does not include shares purchased by the Company’s 401(k) Profit Sharing Plan.

(3)	Dollar amount of repurchase authority remaining at month-end under the 2005 Repurchase Program, the Company’s only publicly announced repurchase program in effect at such dates. The 2005 Repurchase Program is limited to 883,656 shares (10% of the number of outstanding shares on the date the Board approved the program, adjusted for the three-for-one stock split in June of 2006 and the three-for-two split in December of 2007) but not to exceed $10 million in repurchases.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
On May 19, 2008, the Company held its Annual Meeting of Stockholders for the purposes of (1) electing the directors of the Company, (2) considering and acting upon the approval of the 2008 Equity Incentive Plan and (3) considering and acting upon ratification of the selection of the accounting firm of BKD, LLP as the independent auditors of the Company for the year ending December 31, 2008.

The stockholders elected the following individuals to serve as directors of the Company until the 2009 Annual Meeting of the Stockholders and until their respective successors are duly elected and qualified or until their respective earlier resignation or removal.

	For	Withheld
Michael J. Foster	8,158,249	53,855
William G. Keller, Jr.	8,117,149	94,955
Dennis M. Prock	8,159,130	52,970
Frank H. Musholt	8,117,149	94,955
Walter D. Stevenson, III	8,117,473	94,631
James W. Tracy	8,163,386	48,718
Dan S. Dugan	7,980,612	231,492
Ted T. Awerkamp	8,911,935	100,169
The stockholders did not approve the 2008 Equity Incentive Plan by the following vote: 3,361,052, for; 3,870,041, against; 35,897 abstentions; and 945,115 broker non-votes.
The stockholders ratified the selection of BKD, LLP as the Company’s auditors for the year ending December 31, 2008 by the following vote: 8,123,621, for; 5,095, against; 83,387 abstentions; and 2 broker non-votes.
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

Date: August 11, 2008	By:	/s/ Ted T. Awerkamp Ted T. Awerkamp President and Chief Executive Officer (principal executive officer)

Date: August 11, 2008	By:	/s/ Michael P. McGrath Michael P. McGrath Executive Vice President, Treasurer, Secretary and Chief Financial Officer (principal financial officer/ principal accounting officer)