Form 10-Q
period 2008-09-30
Mercantile Bancorp, Inc.
filed 2008-11-10
CIK 1289701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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
As of November 4, 2008 the number of outstanding shares of Common Stock, par value $0.4167 per share was 8,703,329.

MERCANTILE BANCORP, INC.
FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
MERCANTILE BANCORP, INC.
Consolidated Balance Sheets
(In thousands, except par value and share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)

Assets
Cash and due from banks	$71,627	$38,172
Interest-bearing demand deposits	26,568	18,259
Federal funds sold	1,138	19,628

Cash and cash equivalents	99,333	76,059

Available-for-sale securities	195,478	201,739
Held-to-maturity securities	10,834	14,518
Loans held for sale	3,055	3,338
Loans, net of allowance for loan losses of $18,914 and $12,794	1,272,201	1,188,757
Interest receivable	10,853	11,343
Foreclosed assets held for sale, net	4,653	3,172
Federal Home Loan Bank stock	8,229	7,790
Cost method investments in common stock	5,610	6,105
Deferred income taxes	5,888	2,457
Mortgage servicing rights	1,364	1,307
Cash surrender value of life insurance	25,030	24,248
Premises and equipment	41,178	42,003
Goodwill	44,539	43,934
Core deposit and other intangibles	4,130	4,514
Other	14,044	7,861

Total assets	$1,746,419	$1,639,145

Liabilities and Stockholders’ Equity
Deposits
Demand	$121,629	$133,890
Savings, NOW and money market	442,611	420,394
Time	675,156	611,676
Brokered time	203,651	153,499

Total deposits	1,443,047	1,319,459

Short-term borrowings	41,777	45,589
Long-term debt	74,500	81,500
Junior subordinated debentures	61,858	61,858
Interest payable	4,564	6,040
Other	9,217	6,971

Total liabilities	1,634,963	1,521,417

Commitments and Contingent Liabilities

Minority Interest	6,986	9,446

Stockholders’ Equity
Common stock, $.42 par value; authorized 12,000,000 shares;
Issued — 8,887,113 shares at September 30, 2008 and December 31, 2007
Outstanding — 8,703,329 shares at September 30, 2008 and 8,709,655 at December 31, 2007	3,629	3,629
Additional paid-in capital	11,901	11,989
Retained earnings	90,878	94,552
Accumulated other comprehensive income	357	305

	106,765	110,475

Treasury stock, at cost
Common; 183,784 shares at September 30, 2008 and 177,458 at December 31, 2007	(2,295)	(2,193)

Total stockholders’ equity	104,470	108,282

Total liabilities and stockholders’ equity	$1,746,419	$1,639,145

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Interest and Dividend Income
Loans
Taxable	$20,739	$20,932	$62,672	$60,392
Tax exempt	182	246	531	760
Securities
Taxable	1,881	2,018	5,832	5,852
Tax exempt	487	452	1,500	1,296
Federal funds sold	97	275	337	1,010
Dividends on Federal Home Loan Bank Stock	20	60	86	162
Deposits with financial institutions and other	119	210	353	689

Total interest and dividend income	23,525	24,193	71,311	70,161

Interest Expense
Deposits	9,905	11,436	31,782	32,723
Short-term borrowings	217	558	800	1,401
Long-term debt and junior subordinated debentures	1,723	1,663	5,950	4,688

Total interest expense	11,845	13,657	38,532	38,812

Net Interest Income	11,680	10,536	32,779	31,349

Provision for Loan Losses	4,480	677	11,083	1,858

Net Interest Income After Provision For Loan Losses	7,200	9,859	21,696	29,491

Noninterest Income
Fiduciary activities	673	589	2,053	1,734
Brokerage fees	481	329	1,398	1,091
Customer service fees	1,007	1,039	3,232	2,893
Other service charges and fees	290	164	724	519
Net gain (loss) on sales of assets	(6)	(2)	370	(3)
Net gain on loan sales	181	230	824	515
Net gains (losses) on investments in common stock	(1,257)	2,311	(577)	2,303
Loan servicing fees	143	106	416	307
Net increase in cash surrender value of life insurance	275	209	786	652
Other	60	57	342	152

Total noninterest income	1,847	5,032	9,568	10,163

Noninterest Expense
Salaries and employee benefits	6,745	5,925	20,643	17,115
Net occupancy expense	878	732	2,628	2,009
Equipment expense	904	628	2,594	1,881
Deposit insurance premium	492	67	715	141
Professional fees	470	365	1,593	1,439
Postage and supplies	324	266	958	783
Loss on foreclosed assets	517	3	1,010	18
Net loss on securities	4,031	—	4,032	—
Amortization of mortgage servicing rights	49	35	202	97
Other	1,929	1,930	6,061	5,100

Total noninterest expense	16,339	9,951	40,436	28,583

Minority Interest	(1,662)	197	(2,054)	531

Income (Loss) Before Income Taxes	(5,630)	4,743	(7,118)	10,540

Income Tax Expense (Benefit)	(3,937)	1,450	(5,011)	3,027

Net Income (Loss)	$(1,693)	$3,293	$(2,107)	$7,513

Basic Earnings (Loss) Per Share	$(.19)	$0.38	$(.24)	$.86

Dividends Paid Per Share	$.06	$.06	$.18	$.18

Weighted Average Shares Outstanding	8,703,371	8,709,855	8,707,577	8,733,738

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Nine Months Ended September 30	2008	2007

Operating Activities
Net income (loss)	$(2,107)	$7,513
Items not requiring (providing) cash
Depreciation	2,183	1,507
Provision for loan losses	11,083	1,858
Net accretion of premiums and discounts on securities	(24)	(17)
Amortization (depreciation) of core deposit intangibles and other purchase accounting adjustments	(58)	(626)
Deferred income taxes	(3,484)	(1,619)
Net gains on investments in common stock	577	(2,303)
Net gains on loan sales	(824)	(515)
(Gains) Losses on sale of assets	(370)	3
Losses on foreclosed assets	1,010	18
Amortization of mortgage servicing rights	202	97
Federal Home Loan Bank stock dividends	(29)	—
Net increase in cash surrender value of life insurance	(783)	(652)
Minority interest in earnings of subsidiaries	(2,054)	531
Changes in
Loans originated for sale	(76,401)	(33,738)
Proceeds from sales of loans	77,159	32,858
Interest receivable	490	(949)
Other assets	(6,229)	(906)
Interest payable	(1,476)	(589)
Other liabilities	2,277	8,750

Net cash provided by operating activities	1,142	11,221

Investing Activities
Cash paid in acquisition of HNB Financial, net of cash received	—	(24,771)
Cash paid in acquisition of Royal Palm	—	(5)
Purchases of available-for-sale securities	(46,700)	(32,627)
Proceeds from maturities of available-for-sale securities	47,579	26,863
Proceeds from the sales of available-for-sale securities	4,947	—
Proceeds from maturities of held-to-maturity securities	3,678	2,453
Net change in loans	(99,683)	(33,210)
Purchases of premises and equipment	(1,780)	(7,345)
Proceeds from sales of premises and equipment	799	29
Proceeds from sales of foreclosed assets	3,117	162
Purchase of Federal Home Loan Bank stock	(1,169)	(483)
Proceeds from sales of Federal Home Loan Bank stock	759	449
Purchase of cost method investment in common stock	—	(4,218)
Proceeds from sales of cost method investments	495	6,791
Goodwill acquired in connection with HNB data deconversion	(604)	—
Purchase of intangible assets	—	(18)

Net cash used in investing activities	(88,562)	(65,930)

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	9,956	10,218
Net increase (decrease) in time and brokered time deposits	113,712	(9,582)
Net increase (decrease) in short-term borrowings	(3,812)	12,504
Proceeds from long-term debt	17,000	46,269
Payments on long-term debt	(24,000)	(26,160)
Proceeds from issuance of junior subordinated debentures	—	62
Proceeds from issuance of stock to minority interest of Mid-America	62	—
Purchase of stock from minority interest of Mid-America	(555)	—
Purchase of treasury stock	(102)	—
Repurchase of common stock	—	(569)
Dividends paid	(1,567)	(1,572)

Net cash provided by financing activities	110,694	31,170

Increase (Decrease) In Cash and Cash Equivalents	23,274	(23,539)
Cash and Cash Equivalents, Beginning of Period	76,059	99,147

Cash and Cash Equivalents, End of Period	$99,333	$75,608

Supplemental Cash Flows Information
Interest paid	$40,008	$38,793
Income taxes paid	$2,087	$2,143
Real estate acquired in settlement of loans	$5,608	$1,941
Available-for-sale securities received from sale of equity method investment	$—	$234
Net (decrease) increase in additional paid-in-capital due to (purchase) issuance of stock (from) to minority interest of Mid-America	$(78)	$65
Decrease in core deposit intangibles from sale of equity method investment	$—	$535
See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands)
1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements include the accounts of Mercantile Bancorp, Inc. (the “Company”) and its wholly and majority owned subsidiaries, Mercantile Bank, Marine Bank and Trust, Brown County State Bank, Royal Palm Bancorp, Inc. (the sole shareholder of Royal Palm Bank), HNB Financial Services, Inc. (the sole shareholder of HNB National Bank) and Mid-America Bancorp, Inc. (the sole shareholder of Heartland Bank), (“Banks”). All material intercompany accounts and transactions have been eliminated in the consolidated report of the Company.
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s consolidated financial position at September 30, 2008 and the Company’s consolidated results of operations and cash flows for the nine months ended September 30, 2008 and 2007. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 2007 year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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
3. NEW ACCOUNTING PRONOUNCEMENTS
In October 2008, the Financial Accounting Standards Board (‘FASB’) issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP 157-3 clarifies the application of Statement of Financial Accounting Standards No. 157 (FAS 157), “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining fair value of financial assets when the market for that financial asset is not active. FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with FAS 157. FSP 157-3 was effective upon issuance and included prior periods for which financial statements had not been issued. The application of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.
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
The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the SFAS 157 hierarchy in which their fair value measurements fall as of September 30, 2008 (in thousands):

Fair Value Measurements Using
Quotes Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$195,478	$5,707	$182,712	$7,059

The change in fair value of assets measured using significant unobservable (Level 3) inputs on a recurring basis for the three months ended September 30, 2008 is summarized as follows (in thousands):

Available-for-sale
Securities
Balance, July 1, 2008	$13,377
Total realized and unrealized gains and losses:
Included in net income	(4,000)
Included in other comprehensive income	—
Purchases, issuances and settlements	314
Transfers in and/or out of Level 3	(2,632)

Balance, September 30, 2008	$7,059

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—

The change in fair value of assets measured using significant unobservable (Level 3) inputs on a recurring basis for the nine months ended September 30, 2008 is summarized as follows (in thousands):

Available-for-sale
Securities
Balance, December 31, 2007	$11,400
Total realized and unrealized gains and losses:
Included in net income	(4,000)
Included in other comprehensive income	—
Purchases, issuances and settlements	2,291
Transfers in and/or out of Level 3	(2,632)

Balance, September 30, 2008	$7,059

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—

The Company may be required, from time to time, to measure certain other financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the first nine months of 2008 that were still held in the balance sheet at September 30, 2008, the following table provides the level of valuation assumptions used to determine each adjustment and the fair value of the assets at September 30, 2008 (in thousands):

Fair Value Measurements Using
Quotes Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired Loans	$33,318	$—	$—	$33,318
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
The change in fair value of impaired loans that were valued based upon Level 3 inputs was approximately $3.7 million and $7.6 million, respectively, for the three and nine months ended September 30, 2008. This loss is not recorded directly as an adjustment to current earnings or comprehensive income, but rather as a component in determining the overall adequacy of the allowance for loan losses. These adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in current earnings.
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
The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Commitments to originate loans totaled $3.4 million at September 30, 2008 and $2.0 million at December 31, 2007. The commitments extend over varying periods of time with the majority being disbursed within a one-year period. At September 30, 2008 and December 31, 2007, the Company had granted unused lines of credit to borrowers totaling $240 million and $262 million, respectively, for commercial lines and open-end consumer lines.
Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $17.6 million at September 30, 2008 and $15.8 million at December 31, 2007. At September 30, 2008, the outstanding standby letters of credit had a weighted average term of approximately one year. As of September 30, 2008 and December 31, 2007, no liability for the fair value of the Company’s potential obligations under these guarantees has been recorded since the amount is deemed immaterial.

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

7. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) components and related taxes were as follows:

	For the Three Months
	Ended September 30,
	2008	2007
Net income (loss)	$(1,693)	$3,293

Other comprehensive income (loss):
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation on available-for-sale securities, net of tax expense of $432 for 2008 and $1,552 for 2007	635	2,205
Less reclassification adjustment for realized gains (losses) included in income net of tax expense (benefit) of $(477) for 2008 and $0 for 2007	(780)	—

Total unrealized appreciation on available-for-sale securities, net of tax expense of $909 for 2008 and $1,552 for 2007	1,415	2,205

Accumulated other comprehensive income of equity method investee	—	57

Total other comprehensive income, net of tax	1,415	2,262

Comprehensive income (loss)	$(278)	$5,555

	For the Nine Months
	Ended September 30,
	2008	2007
Net income (loss)	$(2,107)	$7,513

Other comprehensive income (loss):
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $(178) for 2008 and $(74) and for 2007	(326)	(77)
Less reclassification adjustment for realized gains (losses) included in income net of tax expense (benefit) of $(219) for 2008 and $0 for 2007	(358)	—

Total unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $41 for 2008 and $(74) for 2007	32	(77)

Accumulated other comprehensive income of equity method investee	—	28

Adjustment of SFAS 158 liability, net of tax expense (benefit) of $(12) for 2008 and $0 for 2007	20	—

Total other comprehensive income (loss), net of tax	52	(49)

Comprehensive income (loss)	$(2,055)	$7,464

8. SUBSEQUENT EVENT
On October 3, 2008, the Troubled Asset Relief Program (“TARP”) was signed into law as part of the Emergency Economic Stabilization Act of 2008. TARP gave the Treasury authority to deploy up to $750 billion into the financial system with an objective of improving liquidity in capital markets. On October 24, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks. The general terms of this preferred stock program are as follows for a participating banking organization: pay 5% dividends on the Treasury’s preferred stock for the first five years and 9% dividends thereafter; cannot increase common stock dividends for three years while Treasury is an investor; cannot redeem the Treasury preferred stock for three years unless the participating banking organization raises high-quality private capital; must receive Treasury’s consent to buy back their own stock; Treasury receives warrants entitling Treasury to buy participating banking organization’s common stock equal to 15% of Treasury’s total investment in the participating banking organization; and participating banking organization executives must agree to certain compensation restrictions, and restrictions on the amount of executive compensation which is tax deductible.
The minimum investment for a financial institution that chooses to participate is an amount equal to 1% of its risk-weighted assets and the maximum amount is the lesser of $25 billion or 3% of its risk-weighted assets. Based on the Company’s risk-weighted assets as of September 30, 2008, the maximum investment by Treasury would be approximately $42 million. The application to participate in the TARP capital purchase program must be received by the institution’s primary banking regulator no later than November 14, 2008 and the investment is expected to be made by December 31, 2008. Although management believes the Company and its subsidiary banks meet all applicable regulatory capital requirements and are well capitalized, the Company is exploring whether to participate. If the Company decides to participate, it would hold a special stockholders meeting either later this year or in the first quarter of 2009 to seek authority to add a class of preferred shares to its equity structure.
9. NONCOMPLIANCE WITH DEBT COVENANTS
The Company has three term notes payable with a financial institution totaling $22 million. One note totaling $15 million with an interest rate of 6.09% has a final maturity of November 2009. The other two notes totaling $7 million are due in August 2010 and have interest rates between 6.13% and 6.27%.
These term notes payable have various covenants including ratios relating to the Company’s capital, allowance for loan losses, non-performing assets, and debt service coverage. The Company was in noncompliance with the non-performing assets covenant requiring an 18% maximum ratio of non-performing assets to primary capital of the subsidiary banks. At September 30, 2008 the Company’s ratio was 23%. The Company was also in noncompliance with the fixed coverage (debt service) ratio covenant requiring a 1.10% to 1.00% ratio. The Company’s ratio was .48%. The term notes payable are due on demand due to the debt covenant noncompliance and the financial institution could require repayment at their discretion before maturity.
The Company intends to become compliant with all debt covenants as soon as practicable and has taken several steps to achieve this result.  Management is continuing to work with the borrowers involved in the non-performing loans to have the loans paid down and to sell off non-performing loans.  The Company has also created a credit administration position within the holding company to provide guidance and direction to its subsidiary banks in underwriting and credit structuring standards, to enhance compliance and consistency with the Company’s lending policies and regulatory requirements, and to manage forecasts of loan activity and loan quality throughout the Company’s subsidiary banks.  The Company anticipates these and other efforts to address the non-performing loans will result in improvement in the ratio; however, there are many factors outside of the Company’s control, such as the general economic condition of the regions where the Company operates, which will affect how quickly the Company will achieve this result.  Improvement in the nonperforming loan ratio will likely also reduce the amount of provision for loan losses, enhancing the Company’s profitability and improving the fixed coverage ratio as a result. If the financial institution requires payment of the loans prior to maturity, the Company has the ability to seek alternate funding from other institutions.

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
Statements and financial discussion and analysis contained in the Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements include information about possible or assumed future results of the Company’s operations or performance. Use of the words “believe,” “expect”, “anticipate”, “estimate”, “continue”, “intend”, “may”, “will”, “should”, or similar expressions, identifies these forward-looking statements. Many possible factors or events could affect the future financial results and performance of the Company and could cause those financial results or performance to differ materially from those expressed in the forward-looking statement. These possible events or factors include, without limitation:
•	general business and economic conditions in the markets the Company serves change or are less favorable than it expected;

•	deposit attrition, operating costs, customer loss and business disruption are greater than the Company expected;

•	competitive factors including product and pricing pressures among financial services organizations may increase;

•	changes in the interest rate environment reduce the Company’s interest margins;

•	changes in market rates and prices may adversely impact securities, loans, deposits, mortgage servicing rights, and other financial instruments;

•	legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial securities industry may adversely affect the Company’s business;

•	personal or commercial bankruptcies increase;

•	the Company’s ability to expand and grow its business and operations, including the establishment of additional branches and acquisition of additional banks or branches of banks may be more difficult or costly than the Company expected;

•	any future acquisitions may be more difficult to integrate than expected and the Company may be unable to realize any cost savings and revenue enhancements the Company may have projected in connection with such acquisitions;

•	changes in accounting principles, policies or guidelines;

•	The goodwill we have recorded with acquisitions could become impaired and have an adverse impact on our profitability;

•	Construction and development loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate, and cause the Company to be exposed to more losses on these projects than on other loans;

•	changes occur in the securities markets; and

•	technology-related changes may be harder to make or more expensive than the Company anticipated.

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
General
Mercantile Bancorp, Inc. is a six-bank holding company headquartered in Quincy, Illinois with 29 banking facilities (26 full service offices, one stand-alone drive-up facility, one mortgage banking facility and one loan production office) serving 22 communities located throughout west-central Illinois, central Indiana, northern Missouri, eastern Kansas and southwestern Florida. The Company is focused on meeting the financial needs of its markets by offering competitive financial products, services and technologies. It is engaged in retail, commercial and agricultural banking, and its core products include loans, deposits, trust and investment management. The Company derives the majority of its net income from its subsidiary banks.
Wholly-Owned Subsidiaries. As of September 30, 2008, the Company was the sole shareholder of the following banking subsidiaries:
•	Mercantile Bank (“Mercantile”), located in Quincy, Illinois;

•	Marine Bank & Trust (“Marine”), located in Carthage, Illinois;

•	Brown County State Bank (“Brown County”), located in Mt. Sterling, Illinois;

•	Royal Palm Bancorp, Inc. (“Royal Palm”), the sole shareholder of Royal Palm Bank of Florida (“Royal Palm Bank”), located in Naples, Florida; and

•	HNB Financial Services, Inc. (“HNB Financial”), the sole shareholder of HNB National Bank (“HNB”), located in Hannibal, Missouri.
Majority-Owned Subsidiary. As of September 30, 2008, the Company was the majority, but not sole, shareholder of Mid-America Bancorp, Inc. (“Mid-America”), the sole shareholder of Heartland Bank (“Heartland”), located in Leawood, Kansas, in which the Company owns 55.5% of the outstanding voting stock. During the third quarter of 2008, there were no transactions affecting Mid-America’s outstanding shares of common stock nor the Company’s ownership percentage in Mid-America.

Other Investments in Financial Institutions. As of September 30, 2008, the Company had less than majority ownership interests in several additional banking organizations located throughout the United States. Specifically, the Company owned the following percentages of the outstanding voting stock of these banking entities:
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
On July 25, 2008, the Company received approval from the FDIC to expand its facility in Carmel, Indiana, a suburb of Indianapolis, into a full branch of Mercantile Bank. This facility was opened during the first quarter of 2008 and is currently operating as a loan production office of Mercantile Bank. It will be developed into a full-service banking facility as soon as practicable.
On September 5, 2008, the Company successfully executed the merger of two wholly-owned subsidiaries. Perry State Bank (“Perry”) headquartered in Perry, Missouri, was merged into HNB with the expectation to generate operational and technological efficiencies. Perry’s five facilities in Perry, Monroe City, Bowling Green, and Hannibal, Missouri are operating as full-service branches of HNB.
Results of Operations
Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007
Overview. Net loss for the three months ended September 30, 2008 was $1.7 million, a decrease of $5.0 million, compared with net income of $3.3 million for the same period in 2007. The primary factors contributing to the decrease in net income were an increase in provision for loan losses of $3.8 million, a decrease in noninterest income of $3.2 million and an increase in noninterest expense of $6.4 million, partially offset by an increase in net interest income of $1.1 million, and a decrease in income tax expense of $5.4 million. Basic earnings (loss) per share (EPS) for the three months ended September 30, 2008 were $(.19) compared with $.38 for the same period in 2007.
Total assets at September 30, 2008 were $1.75 billion compared with $1.64 billion at December 31, 2007, an increase of $107 million or 6.5%, primarily attributable to an increase in the loan portfolio, partially offset by a slight decrease in investment securities. Total loans, including loans held for sale, at September 30, 2008 were $1.29 billion compared with $1.20 billion at December 31, 2007, an increase of $89.3 million or 7.4%. Total deposits at September 30, 2008 were $1.44 billion compared with $1.32 billion at December 31, 2007, an increase of $123.6 million or 9.4%. Total stockholders’ equity at September 30, 2008 was $104.5 million compared with $108.3 million at December 31, 2007, a decrease of $3.8 million or 3.5%.
The Company’s annualized return on average assets was (.39)% for the three months ended September 30, 2008, compared with 0.89% for the same period in 2007. The annualized return on average stockholders’ equity was (6.36)% for the three months ended September 30, 2008, compared to 12.6% for the same period in 2007.
Net Interest Income. For the three months ended September 30, 2008, net interest income increased $1.1 million, or 10.9%, to $11.7 million compared with $10.5 million for the same period in 2007. The increase was primarily due to the increased volume of loans, and decreased rates on all interest-bearing liabilities, largely offset by increased volumes of all categories of deposits, and a decrease in rates on the all interest-earning assets. For the three months ended September 30, 2008 and 2007, the net interest margin decreased by 12 basis points to 3.06% from 3.18% while the net interest spread increased by 5 basis points to 2.90% from 2.86%, respectively.

Interest and dividend income for the three months ended September 30, 2008 decreased $668 thousand, or 2.8%, to $23.5 million compared with $24.2 million for the same period in 2007. This decrease was due primarily to a decrease in loan interest income of $257 thousand, a decrease in securities interest income of $102 thousand, and a decrease in federal funds sold interest income of $178 thousand. Average total loans for the three months ended September 30, 2008 increased $198.5 million, or 18.4%, to $1.3 billion compared with $1.1 billion for the same period in 2007, while the average yield on total loans decreased 130 basis points to 6.56% for the same period. Average total investments for the three months ended September 30, 2008 decreased $1.6 million, or .81%, to $203.1 million compared with $204.7 million for the same period in 2007, while the average yield on investments decreased 16 basis points to 4.67% for the same period. For the three months ended September 30, 2008, compared to the same period in 2007, the yield on total average earning assets decreased by 114 basis points to 6.16% from 7.30%.
Interest expense for the three months ended September 30, 2008 decreased $1.8 million, or 13.3%, to $11.8 million compared with $13.7 million for the same period in 2007. This decrease was due primarily to decreases in interest expense on deposits of $1.5 million and short-term borrowings of $341 thousand, partially offset by a slight increase in interest expense on long-term debt of $60 thousand. Average total interest-bearing deposits for the three months ended September 30, 2008 increased $211.7 million, or 19.7%, to $1.3 billion compared with $1.1 billion for the same period in 2007, while the average cost of funds on total interest-bearing deposits decreased 117 basis points to 3.08% for the same period. Average total long-term debt and junior subordinated debentures for the three months ended September 30, 2008 increased $21.0 million, or 18.5%, to $134.1 million compared with $113.2 million for the same period in 2007, primarily due to the issuance of senior term debt and junior subordinated debentures in September 2007 as financing for the HNB Financial acquisition, while the average cost of funds on long-term debt and junior subordinated debentures decreased 74 basis points to 5.14% for the same period. For the three months ended September 30, 2008, compared to the same period in 2007, the cost of funds on total average interest-bearing liabilities decreased by 118 basis points to 3.26% from 4.44%.
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

	For the three months ended September 30
		2008			2007
		Income/			Income/
	Average Balance	Expense	Yield/Rate	Average Balance	Expense	Yield/Rate
	(dollars in thousands)
Assets
Interest-bearing demand deposits	$23,611	$119	2.02%	$15,898	$210	5.28%
Federal funds sold	16,344	97	2.37%	21,367	275	5.15%
Securities:
Taxable
U.S. treasuries and government agencies	6,126	76	4.96%	28,806	368	5.11%
Mortgage-backed securities	54,951	631	4.59%	41,728	540	5.18%
Other securities	88,076	1,174	5.34%	84,670	1,110	5.24%

Total taxable	149,153	1,881	5.05%	155,204	2,018	5.20%
Non-taxable — State and political subdivision (3)	53,922	487	3.61%	49,520	452	3.65%
Loans (net of unearned discount ) (1)(2)	1,275,671	20,921	6.56%	1,077,182	21,178	7.86%
Federal Home Loan Bank stock	8,132	20	0.98%	6,430	60	3.73%

Total interest-earning assets (1)	1,526,833	$23,525	6.16%	1,325,601	$24,193	7.30%

Cash and due from banks	37,893			25,165
Premises and equipment	41,376			30,990
Foreclosed assets held for sale, net	4,149			1,450
Equity method investments in common stock	—			2,775
Cost method investments in common stock	5,610			7,379
Interest receivable	10,413			10,814
Cash surrender value of life insurance	24,898			19,766
Allowance for loan loss	(16,128)			(11,993)
Goodwill	44,282			32,787
Intangible assets	4,117			5,861
Other	23,024			12,337

Total assets	$1,706,467			$1,462,932

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$135,805	$314	$0.92%	$111,297	$455	1.64%
Savings deposits	86,764	281	1.30%	76,002	508	2.67%
Money-market deposits	223,297	1,138	2.04%	200,184	1,993	3.98%
Time and brokered time deposits	840,996	8,172	3.89%	687,722	8,480	4.93%
Short-term borrowings	33,523	217	2.59%	42,897	558	5.20%
Long-term debt	72,258	789	4.37%	65,053	818	5.03%
Subordinated debenture bonds	61,858	934	6.04%	48,112	845	7.03%

Total interest-bearing liabilities	1,454,501	$11,845	$3.26%	1,231,267	$13,657	4.44%

Demand deposits	125,725			104,646
Interest payable	4,833			5,781
Other liabilities	7,804			7,794
Minority interest	7,782			9,634
Stockholders’ equity	105,822			103,810

Total liabilities and stockholders’ equity	$1,706,467			$1,462,932

Interest spread			2.90%			2.86%
Net interest income		$11,680			$10,536
Net interest margin			3.06%			3.18%
Interest-earning assets to interest-bearing liabilities	104.97%			107.66%

(1)	Non-accrual loans have been included in average loans, net of unearned discount

(2)	Includes loans held for sale

(3)	The tax exempt income for state and political subdivisions in not recorded on a tax equivalent basis.

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

	For the three months ended September 30,
	2008 vs. 2007
	Increase (Decrease) Due to
	Change in
	Volume	Rate	Total
Increase (decrease) in interest income:
Interest-bearing bank deposits	$74	$(165)	$(91)
Federal funds sold	(54)	(124)	(178)
Investment securities:
U.S. Treasuries and Agencies	(282)	(10)	(292)
Mortgage-backed securities	157	(66)	91
States and political subdivision (1)	40	(5)	35
Other securities	45	20	65
Loans (net of unearned discounts)	3,562	(3,819)	(257)
Federal Home Loan Bank stock	13	(53)	(40)

Change in interest income (1)	3,555	(4,222)	(667)

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	86	(227)	(141)
Savings deposits	64	(291)	(227)
Money-market deposits	209	(1,064)	(855)
Time and brokered time deposits	1,685	(1,993)	(308)
Short-term borrowings	(103)	(238)	(341)
Long-term debt	285	(225)	60

Change in interest expense	2,226	(4,038)	(1,812)

Increase (decrease) in net interest income (1)	$1,329	$(184)	$1,145

(1)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.
Provision for Loan Losses. Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the three months ended September 30, 2008, the provision increased by $3.8 million to $4.5 million, compared with $677 thousand for the same period in 2007. The additional expense was primarily due to deterioration in the financial condition of several large commercial real estate borrowers, resulting in increased nonperforming and impaired loan totals. The allowance for loan losses at September 30, 2008 was $18.9 million, or 1.46% of total loans, an increase of $6.1 million from $12.8 million or 1.06% of total loans at December 31, 2007. Nonperforming loans increased to $32.5 million, or 2.51% of total loans as of September 30, 2008, compared with $23.0 million, or 1.91% of total loans as of December 31, 2007. Impaired loans increased from $29.6 million at December 31, 2007 to $61.0 million at September 30, 2008. A significant portion of these increases reflects several commercial real estate loans to developers, particularly in southwest Florida, who experienced cash flow problems due to a slowing economy and oversupply of commercial properties. Although secured by real estate, the Company anticipates a portion of the loans will eventually be charged off, but believes it has adequately reserved for these losses based on circumstances existing as of September 30, 2008 . Impaired loans as of September 30, 2008 include nine loans, totaling approximately $12.2 million that were purchased by Heartland and Royal Palm Bank from Integrity Bank in Alpharetta, Georgia. Integrity Bank was closed by federal regulators in August, 2008. Based on information available at this time, the Company has determined a specific reserve of approximately $1.6 million against these loans to be included in the allowance for loan losses. However, pending final disposition of these loans by federal regulators, there is potential for additional loss beyond the specific reserve.
Management has a process in place to review each subsidiary bank’s loan portfolio on a quarterly basis by a team of personnel that is independent of the lending function and reports directly to the Audit Committee of the Board of Directors. The purpose of these quarterly reviews is to evaluate the adequacy of the allowance for loan losses. In light of the increases in nonperforming and impaired loans, management has increased the frequency and scope of the reviews in areas deemed to have the greatest risk of potential losses, especially in the southwest Florida market and the loans purchased from Integrity Bank. Management’s goal is to indentify problems loans as soon as possible, with the hope that early detection and attention to these loans will minimize the amount of the loss.

Noninterest Income. Noninterest income for the three months ended September 30, 2008 decreased $3.2 million to $1.8 million compared with $5.0 million for the same period in 2007. The decrease in noninterest income was primarily due to gains (losses) on investments in common stock, slightly offset by increases in fiduciary activities, brokerage fees, and other service charges and fees.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
	September 30:
	2008	2007
Fiduciary activities	$673	$589
Brokerage fees	481	329
Customer service fees	1,007	1,039
Other service charges and fees	290	164
Net gain (loss) on sales of assets	(6)	(2)
Net gain on loan sales	181	230
Net gains (losses) on investments in common stock	(1,257)	2,311
Loan servicing fees	143	106
Net increase in cash surrender value of life insurance	275	209
Other	60	57

Total noninterest income	$1,847	$5,032

Fiduciary activities for the three months ended September 30, 2008 increased $84 thousand to $673 thousand compared with $589 thousand for the same period in 2007, primarily due to an increase in trust assets under management at Mercantile Bank as well as the September 2007 acquisition of HNB Financial.
Brokerage fees for the three months ended September 30, 2008 increased $152 thousand to $481 thousand compared with $329 thousand for the same period in 2007, primarily due to the continued growth of this line of business at the Company’s subsidiary banks.
Other service charges and fees for the three months ended September 30, 2008 increased $126 thousand to $290 thousand compared with $164 thousand for the same period in 2007, primarily due to the September 2007 acquisition of HNB Financial.
Net gains (losses) on investments in common stock for the three months ended September 30, 2008 decreased $3.6 million to a loss of $1.3 million compared with a gain of $2.3 million for the same period in 2007, due to recognition of an other than temporary impairment of its common stock investment in Paragon National Bank.
Noninterest Expense. For the three months ended September 30, 2008, noninterest expense increased $6.4 million, or 64.2%, to $16.3 million compared with $9.9 million for the same period in 2007, primarily due to increases in salaries and employee benefits, net occupancy expense, equipment expense, deposit insurance premium, loss on foreclosed assets, loss on securities, and other noninterest expense.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended
	September 30
	2008	2007
Salaries and employee benefits	$6,745	$5,925
Net occupancy expense	878	732
Equipment expense	904	628
Deposit insurance premium	492	67
Professional fees	470	365
Postage and supplies	324	266
Loss on foreclosed assets	517	3
Net loss on securities	4,031	—
Amortization of mortgage servicing rights	49	35
Other	1,929	1,930

Total noninterest expense	$16,339	$9,951

Salaries and employee benefits increased $820 thousand, or 13.8%, for the three months ended September 30, 2008 to $6.7 million, from $5.9 million for the same period in 2007. Approximately $720 thousand of this increase was due to the September 2007 acquisition of HNB Financial. The remainder of the increase was due primarily to the establishment of a loan production office in Carmel, Indiana, severance payments and additional salaries and benefits associated with new management personnel at Royal Palm, and cost-of-living increases in salaries and employee benefits. As a percent of average assets, annualized salaries and employee benefits decreased to 1.57% for the three months ended September 30, 2008, compared to 1.61% for the same period in 2007. The Company had 461 full-time equivalent employees at September 30, 2008 compared to 444 at September 30, 2007, primarily due to Mercantile Bank’s establishment of a loan production office in Carmel, Indiana.
Net occupancy expense increased $146 thousand, or 19.9%, for the three months ended September 30, 2008 to $878 thousand, from $732 thousand for the same period in 2007, due to the September 2007 acquisition of HNB Financial, which generated approximately $55 thousand of net occupancy expense in the third quarter of 2008. This increase was also due to Mercantile Bank placing a new building into service in January 2008, generating approximately $63 thousand of additional depreciation and other occupancy expenses in the third quarter of 2008.
Equipment expense increased $276 thousand or 43.9% for the three months ended September 30, 2008 to $904 thousand, from $628 thousand for the same period in 2007, due to the September 2007 acquisition of HNB Financial, which generated approximately $139 thousand of equipment expense in the third quarter of 2008. This increase was also due to Mercantile Bank placing a new building into service in January 2008, generating approximately $93 thousand of additional depreciation expense on furniture and equipment in the third quarter of 2008.
Deposit insurance premiums increased $425 thousand for the three months ended September 30, 2008 to $492 thousand, from $67 thousand for the same period in 2007, primarily due to the expiration in second quarter 2008 of the FDIC’s One-Time Assessment Credits used by the Company’s banks to offset deposit insurance assessments. These credits were authorized by the Federal Deposit Insurance Reform Act of 2005, and were available to all eligible banks to offset premium assessments in 2007 and part of 2008.
Loss on foreclosed assets increased $514 thousand for the three months ended September 30, 2008 to $517 thousand, from $3 thousand for the same period in 2007, primarily due to the reduction in carrying value of several foreclosed properties held by Royal Palm.
Loss on securities was $4.0 million for the three months ended September 30, 2008 compared to a zero balance for the same period in 2007. The 2008 loss was entirely due to the recognition as of September 30, 2008, of an impairment on Mid-America’s holding of subordinated debentures of Integrity Bank, located in Alpharetta, Georgia. Integrity Bank was closed by federal regulators in August 2008.
Income Tax Expense (Benefit). Income tax benefit for the three months ended September 30, 2008 was $3.9 million compared to income tax expense of $1.5 million for the same period in 2007, primarily due to the Company generating a net benefit for the quarter as a result of losses before income taxes.
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
Results of Operations
Comparison of Operating Results for the Nine Months Ended September 30, 2008 and 2007
Overview. Net loss for the nine months ended September 30, 2008 was $2.1 million, a decrease of $9.6 million, or 128%, compared with net income of $7.5 million for the same period in 2007. The primary factors contributing to the decrease in net income were an increase in provision for loan losses of $9.2 million and an increase in noninterest expense of $11.8 million, partially offset by an increase in net interest income of $1.4 million, a decrease in minority interest of $2.6 million, and a decrease in income tax expense of $8.0 million. Basic earnings (loss) per share (EPS) for the nine months ended September 30, 2008 were $(.24) compared with $.86 for the same period in 2007.
The Company’s annualized return on average assets was (.17)% for the nine months ended September 30, 2008, compared with .71% for the same period in 2007. The annualized return on average stockholders’ equity was (2.63)% for the nine months ended September 30, 2008, compared to 9.82% for the same period in 2007.

Net Interest Income. For the nine months ended September 30, 2008, net interest income increased $1.4 million, or 4.6%, to $32.8 million compared with $31.3 million for the same period in 2007. The increase was primarily due to increased volumes of loans and investment securities and decreased rates on all interest-bearing liabilities, largely offset by a decreased volume of federal funds sold, an increased volume of all interest-bearing liabilities and a decrease in rates on the majority of interest-earning assets. For the nine months ended September 30, 2008 and 2007, the net interest margin decreased by 32 basis points to 2.92% from 3.24% while the net interest spread decreased by 17 basis points to 2.73% from 2.90%, respectively. Interest and dividend income for the nine months ended September 30, 2008 increased $1.2 million, or 1.64%, to $71.3 million compared with $70.2 million for the same period in 2007. This increase was due primarily to an increase in loan interest income of $2.1 million. Average total loans for the nine months ended September 30, 2008 increased $201.2 million, or 19.2%, to $1.25 billion compared with $1.05 billion for the same period in 2007, while the average yield on total loans decreased 104 basis points to 6.76% for the same period. Average total investments for the nine months ended September 30, 2008 increased $8.4 million, or 4.3%, to $205.0 million compared with $196.6 million for the same period in 2007, while the average yield on investments decreased 8 basis points to 4.77% for the same period. For the nine months ended September 30, 2008, compared to the same period in 2007, the yield on total average earning assets decreased by 90 basis points to 6.35%.
Interest expense for the nine months ended September 30, 2008 decreased $280 thousand, or (.72)%, to $38.5 million compared with $38.8 million for the same period in 2007. This decrease was due primarily to decreases in interest expense on deposits of $941 thousand and interest expense on short-term borrowings of $601, partially offset by increases of interest expense on long-term debt of $616 thousand and junior subordinated debentures of $646 thousand. Average total interest-bearing deposits for the nine months ended September 30, 2008 increased $190.4 million, or 18.2%, to $1.2 billion compared with $1.0 billion for the same period in 2007, while the average cost of funds on total interest-bearing deposits decreased 74 basis points to 3.43% for the same period. Average short-term borrowings for the nine months ended September 30, 2008 decreased $1.2 million, or 3.2%, to $35.2 million compared with $36.4 million for the same period in 2007, while the average cost of funds on short-term borrowings decreased 210 basis points to 3.03% from 5.13% for the same period in 2007. Average total long-term debt and junior subordinated debentures for the nine months ended September 30, 2008 increased $42.5 million, or 40.3%, to $148.2 million compared with $105.7 million for the same period in 2007, primarily due to the issuance of senior term debt and junior subordinated debentures in September 2007 as financing for the HNB Financial acquisition, while the average cost of funds on long-term debt and subordinated debenture bonds decreased 57 basis points to 5.35% for the same period. For the nine months ended September 30, 2008, compared to the same period in 2007, the cost of funds on total average interest-bearing liabilities decreased by 74 basis points to 3.62%.
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

	For the nine months ended September 30
	2008			2007
	Average	Income/		Average	Income/
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
	(dollars in thousands)
Assets
Interest-bearing demand deposits	$20,129	$353	2.34%	$16,597	$689	5.54%
Federal funds sold	17,169	337	2.62%	24,859	1,010	5.42%
Securities:
Taxable
U.S. treasuries and government agencies	12,232	398	4.34%	24,668	951	5.14%
Mortgage-backed securities	50,538	1,813	4.78%	41,903	1,613	5.13%
Other securities	87,129	3,621	5.54%	82,526	3,288	5.31%

Total taxable	149,899	5,832	5.19%	149,097	5,852	5.23%
Non-taxable — State and political subdivision (3)	55,110	1,500	3.63%	47,465	1,296	3.64%
Loans (net of unearned discount ) (1)(2)	1,246,939	63,203	6.76%	1,045,762	61,152	7.80%
Federal Home Loan Bank stock	8,324	86	1.38%	5,916	162	3.65%

Total interest-earning assets (1)	1,497,570	$71,311	6.35%	1,289,696	$70,161	7.25%

Cash and due from banks	34,986			25,933
Premises and equipment	41,617			27,870
Foreclosed assets held for sale, net	4,246			678
Equity method investments in common stock	—			3,687
Cost method investments in common stock	5,907			4,888
Interest receivable	10,391			9,887
Cash surrender value of life insurance	24,664			18,818
Allowance for loan loss	(15,432)			(11,356)
Goodwill	44,282			30,230
Intangible assets	5,017			6,034
Other	20,793			12,078

Total assets	$1,674,041			$1,418,443

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$135,499	$1,040	1.02%	$115,073	$1,514	1.75%
Savings deposits	85,137	924	1.45%	72,049	1,369	2.53%
Money-market deposits	220,295	3,859	2.34%	183,914	5,391	3.91%
Time and brokered time deposits	795,585	25,959	4.35%	675,049	24,449	4.83%
Short-term borrowings	35,223	800	3.03%	36,404	1,401	5.13%
Long term debt	86,359	3,049	4.71%	62,142	2,433	5.22%
Subordinated debenture bonds	61,858	2,901	6.25%	43,530	2,255	6.91%

Total interest-bearing liabilities	1,419,956	$38,532	3.62%	1,188,161	$38,812	4.36%

Demand deposits	125,809			106,782
Interest payable	5,312			6,042
Other liabilities	6,996			5,732
Minority interest	8,992			9,418
Stockholders’ equity	106,976			102,308

Total liabilities and stockholders’ equity	$1,674,041			$1,418,443

Interest spread			2.73%			2.90%
Net interest income		$32,779			$31,349
Net interest margin			2.92%			3.24%
Interest-earning assets to interest-bearing liabilities	105.47%			108.55%

(1)	Non-accrual loans have been included in average loans, net of unearned discount

(2)	Includes loans held for sale

(3)	The tax exempt income for state and political subdivisions in not recorded on a tax equivalent basis.

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

	For the nine months ended September 30,
	2008 vs. 2007
	Increase (Decrease) Due to
	Change in
	Volume	Rate	Total
Increase (decrease) in interest income:
Interest-bearing bank deposits	$124	$(460)	$(336)
Federal funds sold	(252)	(421)	(673)
Investment securities:
U.S. Treasuries and Agencies	(422)	(131)	(553)
Mortgage-backed securities	315	(115)	200
States and political subdivision (1)	208	(4)	204
Other securities	188	145	333
Loans (net of unearned discounts)	10,838	(8,787)	2,051
Federal Home Loan Bank stock	50	(126)	(76)

Change in interest income (1)	11,049	(9,899)	1,150

Increase in interest expense:
Interest-bearing transaction deposits	235	(709)	(474)
Savings deposits	217	(662)	(445)
Money-market deposits	925	(2,457)	(1,532)
Time and brokered time deposits	4,087	(2,577)	1,510
Short-term borrowings	(44)	(557)	(601)
Long-term debt	1,742	(480)	1,262

Change in interest expense	7,162	(7,442)	(280)

Increase in net interest income (1)	$3,887	$(2,457)	$1,430

(1)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.
Provision for Loan Losses. Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the nine months ended September 30, 2008, the provision increased by $9.2 million to $11.1 million, compared with $1.9 million for the same period in 2007. The additional expense was primarily due to the continued deterioration of the commercial real estate markets in several of the Company’s locations, particularly in southwest Florida, resulting in nonperforming and impaired loan totals in excess of historical averages. In the nine months ended September 30, 2008, the Company addressed this issue aggressively by increasing its provision for loans losses. The allowance for loan losses at September 30, 2008 was $18.9 million, or 1.46% of total loans, which increased from $12.8 million or 1.06% of total loans at December 31, 2007. The increase in the allowance for loan losses as of September 30, 2008 was primarily due to the increase in non-performing loans to $32.5 million, or 2.51% of total loans, compared with $23.0 million, or 1.91% of total loans as of December 31, 2007. Impaired loans increased from $29.6 million at December 31, 2007, to $61.0 million at September 30, 2008. A significant portion of these increases reflects several commercial real estate loans to developers, particularly in southwest Florida, who experienced cash flow problems due to a slowing economy and oversupply of commercial properties. Although secured by real estate, the Company anticipates a portion of the loans will eventually be charged off, but believes it has adequately reserved for these losses based on circumstances existing as of September 30, 2008. Impaired loans as of September 30, 2008 include nine loans, totaling approximately $12.2 million that were purchased by Heartland and Royal Palm Bank from Integrity Bank in Alpharetta, Georgia. Integrity Bank was closed by federal regulators in August, 2008. Based on information available at this time, the Company has determined a specific reserve of approximately $1.6 million against these loans to be included in the allowance for loan losses. However, pending final disposition of these loans by federal regulators, there is potential for additional loss beyond the specific reserve.

Management has a process in place to review each subsidiary bank’s loan portfolio on a quarterly basis by a team of personnel that is independent of the lending function and reports directly to the Audit Committee of the Board of Directors. The purpose of these quarterly reviews is to evaluate the adequacy of the allowance for loan losses. In light of the increases in nonperforming and impaired loans, management has increased the frequency and scope of the reviews in areas deemed to have the greatest risk of potential losses, especially in the southwest Florida market and the loans purchased from Integrity Bank. Management’s goal is to indentify problems loans as soon as possible, with the hope that early detection and attention to these loans will minimize the amount of the loss.
Noninterest Income. Noninterest income for the nine months ended September 30, 2008 decreased $595 thousand to $9.6 million compared with $10.1 million for the same period in 2007. The decrease in noninterest income was primarily due to gain on investments in common stock, largely offset by increases in fiduciary activities, brokerage fees, customer service fees, net gains on sales of assets, net gains on loan sales, and other noninterest income.
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Nine Months Ended
	September 30
	2008	2007
Fiduciary activities	$2,053	$1,734
Brokerage fees	1,398	1,091
Customer service fees	3,232	2,893
Other service charges and fees	724	519
Net gain (loss) on sales of assets	370	(3)
Net gain on loan sales	824	515
Net gains (losses) on investments in common stock	(577)	2,303
Loan servicing fees	416	307
Net increase in cash surrender value of life insurance	786	652
Other	342	152

Total noninterest income	$9,568	$10,163

Fiduciary activities for the nine months ended September 30, 2008 increased $319 thousand to $2.1 million compared with $1.7 million for the same period in 2007, primarily due to an increase in trust assets under management at Mercantile Bank as well as the September 2007 acquisition of HNB Financial.
Brokerage fees for the nine months ended September 30, 2008 increased $307 thousand to $1.4 million compared with $1.1 million for the same period in 2007, due to the continued growth of this line of business at the Company’s subsidiary banks.
Customer service fees for the nine months ended September 30, 2008 increased $339 thousand to $3.2 million compared with $2.9 million for the same period in 2007, primarily due to increased overdraft fees and expansion of the number of accounts that generate transaction fees, as well as the September 2007 acquisition of HNB Financial.
Net gain on sales of assets for the nine months ended September 30, 2008 increased $373 thousand to $370 thousand compared with a net loss of $3 thousand for the same period in 2007, primarily due to HNB Financial’s sale of a vacant lot in February 2008.
Net gain on loan sales for the nine months ended September 30, 2008 increased $309 thousand to $824 thousand compared with $515 thousand for the same period in 2007, primarily due to increased residential mortgage refinancings as a result of the lower interest rate environment.
Net gains (losses) on investments in common stock for the nine months ended September 30, 2008 was a loss of $(577) thousand compared to a gain of $2.3 million for the same period in 2007. The 2008 loss was primarily due to the recognition, as of September 30, 2008, of a $1.2 million other than temporary impairment of its common stock investment in Paragon National Bank as well as the recognition of a $267 thousand impairment of its common stock investment in Integrity Bancshares, Inc. These losses were partially offset by the May 2008 sale of one of the Company’s equity investments, First Charter Corporation, resulting in a gain of $943 thousand. The 2007 gain was primarily due to the sale of the Company’s equity position in New Frontier Bancshares.
Other noninterest income for the nine months ended September 30, 2008 increased $190 thousand to $342 thousand compared with $152 thousand for the same period in 2007, primarily due to the September 2007 acquisition of HNB Financial.

Noninterest Expense. For the nine months ended September 30, 2008, noninterest expense increased $11.9 million, or 41.5%, to $40.4 million compared with $28.6 million for the same period in 2007, primarily due to increases in salaries and employee benefits, net occupancy expense, equipment expense, deposit insurance premiums, net loss on foreclosed assets, net loss on securities, and other noninterest expense.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Nine Months Ended
	September 30
	2008	2007
Salaries and employee benefits	$20,643	$17,115
Net occupancy expense	2,628	2,009
Equipment expense	2,594	1,881
Deposit insurance premium	715	141
Professional fees	1,593	1,439
Postage and supplies	958	783
Loss on foreclosed assets	1,010	18
Net loss on securities	4,032	—
Amortization of mortgage servicing rights	202	97
Other	6,061	5,100

Total noninterest expense	$40,436	$28,583

Salaries and employee benefits increased $3.5 million, or 20.6%, for the nine months ended September 30, 2008 to $20.6 million, from $17.1 million for the same period in 2007. Approximately $2.0 million of this increase was due to the September 2007 acquisition of HNB Financial. The remainder of the increase was due primarily to the establishment of a loan production office in Carmel, Indiana, severance payments and additional salaries and benefits associated with new management personnel at Royal Palm, and cost-of-living increases in salaries and employee benefits. As a percent of average assets, annualized salaries and employee benefits increased to 1.65% for the nine months ended September 30, 2008, compared to 1.61% for the same period in 2007. The Company had 461 full-time equivalent employees at September 30, 2008 compared to 444 at September 30, 2007, primarily due to Mercantile Bank’s establishment of a loan production office in Carmel, Indiana.
Net occupancy expense increased $619 thousand, or 30.8%, for the nine months ended September 30, 2008 to $2.6 million, from $2.0 million for the same period in 2007, due to the September 2007 acquisition of HNB Financial, which generated approximately $226 thousand of net occupancy expense through the third quarter of 2008. This increase was also due to Mercantile Bank placing a new building into service in January 2008, generating approximately $188 thousand of additional depreciation and other occupancy expenses through the third quarter of 2008.
Equipment expense increased $713 thousand for the nine months ended September 30, 2008 to $2.6 million, from $1.9 million for the same period in 2007, due primarily to the September 2007 acquisition of HNB Financial, which generated approximately $274 thousand of equipment expense through the third quarter of 2008. The increase is also due to Mercantile Bank placing a new building into service in January 2008 generating approximately $278 thousand of additional depreciation expense on furniture and equipment through the third quarter of 2008.
Deposit insurance premiums increased $574 thousand for the nine months ended September 30, 2008 to $715 thousand, from $141 thousand for the same period in 2007, primarily due to the expiration in second quarter 2008 of the FDIC’s One-Time Assessment Credits used by the Company’s banks to offset deposit insurance assessments. These credits were authorized by the Federal Deposit Insurance Reform Act of 2005, and were available to all eligible banks to offset premium assessments in 2007 and part of 2008.
Net loss on foreclosed assets increased $992 thousand for the nine months ended September 30, 2008 to $1.0 million, from $18 for the same period in 2007, primarily due to the reduction in carrying value of several foreclosed properties held by Royal Palm, reflecting the continued weakness in the commercial real estate market in southwest Florida.
Net loss on securities was $4.0 million for the three months ended September 30, 2008 compared to a zero balance for the same period in 2007. The 2008 loss was entirely due to the recognition, as of September 30, 2008, of an impairment on Mid-America’s holding of subordinated debentures of Integrity Bank, located in Alpharetta, Georgia. Integrity Bank was closed by federal regulators in August 2008.

Other noninterest expense increased $961 thousand, or 18.8%, for the nine months ended September 30, 2008 to $6.0 million, from $5.1 million for the same period in 2007, mainly due to the September 2007 acquisition of HNB Financial, which generated approximately $900 thousand of other noninterest expense through the third quarter of 2008.
Income Tax Expense (Benefit). Income tax benefit for the nine months ended September 30, 2008 was $5.0 million compared to income tax expense of $3.0 million for the same period in 2007, primarily due to the Company generating a net benefit for the quarter as a result of losses before income taxes and non-taxable income from tax-exempt loans and securities and earnings from cash surrender value of life insurance.
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
Financial Condition

September 30, 2008 Compared to December 31, 2007
Loan Portfolio. Total loans, including loans held for sale, increased $89.3 million, or 7.4%, to $1.29 billion as of September 30, 2008 from $1.20 billion as of December 31, 2007. The Company’s subsidiary banks experienced moderate loan growth in the first three quarters of 2008 despite the stagnant economy and the fear of recession causing potential borrowers to reduce their spending. At September 30, 2008 and December 31, 2007, the ratio of total loans to total deposits was 89.7% and 91.3%, respectively. For the same periods, total loans represented 74.1% and 73.5% of total assets, respectively.
The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial and financial	$192,573	14.88%	$173,817	14.43%
Agricultural	61,533	4.75%	64,399	5.34%
Real estate — farmland	106,850	8.26%	91,488	7.59%
Real estate — construction	242,561	18.74%	215,850	17.91%
Real estate — commercial	214,109	16.54%	204,338	16.96%
Real estate — residential (1)	339,995	26.28%	323,936	26.89%
Installment loans to individuals	136,589	10.55%	131,061	10.88%

Total loans	1,294,170	100.00%	1,204,889	100.00%

Allowance for loan losses	18,914		12,794

Total loans, including loans held for sale, net of allowance for loan losses	$1,275,256		$1,192,095

(1)	Includes loans held for sale
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

Total nonperforming loans increased to $32.5 million as of September 30, 2008 from $23.0 million as of December 31, 2007, while total nonperforming loans and nonperforming other assets increased to $37.1 million as of September 30, 2008 from $26.3 million as of December 31, 2007. Impaired loans increased from $29.6 million at December 31, 2007 to $61.0 million at September 30, 2008. A significant portion of these increases reflects several commercial real estate loans to developers in the Midwest and Florida who experienced cash flow problems due to a slowing economy and oversupply of commercial properties. Although secured by real estate, the Company anticipates a portion of the loans will eventually be charged off, but believes it has adequately reserved for these losses based on circumstances existing as of September 30, 2008. Nonperforming other assets is comprised primarily of the carrying value of several foreclosed commercial real estate properties in the Midwest and Florida that the Company intends to sell, with the carrying value representing management’s assessment of the net realizable value in the current market. The ratio of nonperforming loans to total loans increased to 2.51% as of September 30, 2008 from 1.91% as of December 31, 2007. The ratio of nonperforming loans and nonperforming other assets to total loans increased to 2.87% as of September 30, 2008 from 2.18% as of December 31, 2007.
The following table presents information regarding nonperforming assets at the dates indicated:

	September 30,	December 31,
	2008	2007
Nonaccrual loans Commercial and financial	$1,784	$581
Agricultural	157	308
Real estate — farmland	126	296
Real estate — construction	21,269	6,716
Real estate — commercial	969	3,152
Real estate — residential	3,029	8,571
Installment loans to individuals	234	195

Total nonaccrual loans	27,568	19,819

Loans 90 days past due and still accruing	4,833	3,184
Restructured loans	58	—

Total nonperforming loans	32,459	23,003

Repossessed assets	4,689	3,273
Other assets acquired in satisfaction of debt previously contracted	—	—

Total nonperforming other assets	4,689	3,273

Total nonperforming loans and nonperforming other assets	$37,148	$26,276

Nonperforming loans to loans, before allowance for loan losses	2.51%	1.91%

Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	2.87%	2.18%

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
The allowance for loan losses increased $6.1 million to $18.9 million as of September 30, 2008 from $12.8 million as of December 31, 2007. Provision for loan losses was $11.1million and net charge-offs were $4.9 million for the nine months ended September 30, 2008. The allowance for loan losses as a percent of total loans increased to 1.46% as of September 30, 2008 from 1.06% as of December 31, 2007, primarily due to the continued deterioration of the commercial real estate markets in several of the Company’s locations, particularly in southwest Florida, resulting in nonperforming loan totals in excess of historical averages. As a percent of nonperforming loans, the allowance for loan losses increased to 58.27% as of September 30, 2008 from 55.62% as of December 31, 2007.

The following table presents for the periods indicated an analysis of the allowance for loan losses and other related data:

	As of and for
	the Nine Months	As of and for
	Ended	the Year Ended
	September 30,	December 31,
	2008	2007
Average loans outstanding during year	$1,246,939	$1,085,606

Allowance for loan losses:
Balance at beginning of year	$12,794	$10,613

Loans charged-off:
Commercial and financial	523	493
Agricultural	136	75
Real estate — farmland	—	—
Real estate — construction	2,133	284
Real estate — commercial	1,220	18
Real estate — residential	738	399
Installment loans to individuals	615	906

Total charge-offs	5,365	2,175

Recoveries:
Commercial and financial	285	55
Agricultural	6	15
Real estate — farmland	—	—
Real estate — construction	—	2
Real estate — commercial	26	1
Real estate — residential	—	38
Installment loans to individuals	85	150

Total recoveries	402	261

Net charge-offs	4,963	1,914
Provision for loan losses	11,083	2,969
Purchased allowance	—	1,126

Balance at end of year	$18,914	$12,794

Allowance for loan losses as a percent of total loans outstanding at year end	1.46%	1.06%

Allowance for loan losses as a percent of total nonperforming loans	58.27%	55.62%

Ratio of net charge-offs to average total loans	0.40%	0.18%

Securities. The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality. Where the Company has less than majority ownership interests in banking organizations that are publicly traded, it continuously adjusts its common stock investments to their current market value through the securities portfolio as an unrealized gain or loss on available-for-sale securities. During the second quarter of 2008, the Company recognized an impairment of its investment in Integrity Bancshares due to that investment’s stock price remaining below cost basis for more than one year and other factors. Integrity Bancshares is a publicly held company, trading on the Over-The-Counter Bulletin Board under the symbol “ITYC.PK”. As of September 30, 2008, the Company recognized an other than temporary impairment of its investment in Paragon National Bank due to that investment’s stock price remaining below cost basis for more than one year and other factors. Paragon is a publicly held company, trading on the Over-The-Counter Bulletin Board under the symbol “PGNN”. The Company continues to hold its shares of Integrity and Paragon.
The Company has classified securities as both available-for-sale and held-to-maturity as of September 30, 2008. Available-for-sale securities are held with the option of their disposal in the foreseeable future to meet investment objectives, liquidity needs or other operational needs. Securities available-for-sale are carried at fair value. Held-to-maturity securities are those securities for which the Company has the positive intent and ability to hold until maturity, and are carried at historical cost adjusted for amortization of premiums and accretion of discounts.
As of September 30, 2008, the fair value of the available for-sale securities was $195.4 million and the amortized cost was $194.7 million for a net unrealized gain of $700 thousand. The after-tax effect of this unrealized gain was $500 thousand and has been included in stockholders’ equity. As of December 31, 2007, the fair value of the available-for-sale securities was $201.7 million and the amortized cost was $201.1 million for a net unrealized gain of $660 thousand. Fluctuations in net unrealized gains and losses on available-for-sale securities are due primarily to increases or decreases in prevailing interest rates for the types of securities held in the portfolio.
As of September 30, 2008, the amortized cost of held-to-maturity securities was $10.8 million, a decrease of $3.7 million from the December 31, 2007 amortized cost of $14.5 million.
The Company owns approximately $3.5 million of Federal Home Loan Bank of Chicago stock included in other assets. During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The Federal Home Loan Bank will continue to provide liquidity and funding through advances, however the order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. The Board of Directors and management of the Federal Home Loan Bank of Chicago have recently announced it will no longer fund mortgage loan purchases through its Mortgage Partnership Finance Program after July 31, 2008. With regard to dividends, the Federal Home Loan Bank continues to assess its dividend capacity each quarter and make appropriate request for approval. There were no dividends paid by the Federal Home Loan Bank of Chicago during the first nine months of 2008.
Deposits. Total deposits increased $123.6 million, or 9.4%, to $1.44 billion as of September 30, 2008 from $1.32 billion as of December 31, 2007. Noninterest-bearing deposits decreased $12.3 million, or 9.2%, to $121.6 million as of September 30, 2008 from $133.9 million as of December 31, 2007, while interest-bearing deposits increased $135.8 million, or 11.5%, to $1.32 billion as of September 30, 2008 from $1.19 billion as of December 31, 2007. Moderate loan demand due to the sluggish economy reduced funding pressure on the Company’s subsidiary banks, allowing the banks to focus efforts on shifting their funding sources into lower cost alternatives, in particular savings, NOW and money market accounts, and time and brokered time deposits.
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
As of September 30, 2008, short-term borrowings were $41.8 million, a decrease of $3.8 million from $45.6 million as of December 31, 2007, due to a shift into lower cost funding sources.

Long-term debt was $74.5 million as of September 30, 2008, a decrease of $7.0 million from $81.5 million as of December 31, 2007. Included in long-term debt as of September 30, 2008 was long-term FHLB borrowings and subordinated notes totaling $52.5 million, with maturities ranging from the years 2008 to 2017 and interest rates ranging from 3.15% to 5.30%. As of September 30, 2008, the correspondent bank term loans totaled $22 million, with rates ranging from 6.09% to 6.27% and maturities ranging from November 10, 2009 to August 31, 2010. At September 30, 2008 the Company was not in compliance relating to a non-performing assets covenant with a financial institution. Please refer to the liquidity section for further information regarding this noncompliance issue.
Junior subordinated debentures were $61.9 million at September 30, 2008 and December 31, 2007. Maturities ranged from the years 2035 to 2037 (callable at the Company’s option in 2011, 2015 and 2017), and interest rates ranged from 4.45% to 7.17%.
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
The Company’s most liquid assets are cash and due from banks, interest-bearing demand deposits, and federal funds sold. The balances of these assets are dependent on the Company’s operating, investing, lending, and financing activities during any given period. As of September 30, 2008, cash and cash equivalents totaled $99.3 million, an increase of $23.4 million from $76.1 million as of December 31, 2007. This increase was the result of normal fluctuations in the Company’s cash flow requirements for deposit withdrawals, as well as a temporary increase in the Company’s federal funds sold position to fund anticipated loan growth.
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
These term notes payable have various covenants including ratios relating to the Company’s capital, allowance for loan losses, non-performing assets, and debt service coverage. The Company was in noncompliance with the non-performing assets covenant requiring an 18% maximum ratio of non-performing assets to primary capital of subsidiary banks. At September 30, 2008 the Company’s percentage was 23%. The Company was in noncompliance with the fixed coverage ratio covenant requiring a 1.10% to 1.00% ratio. The Company’s ratio was .48%. The term notes payable are due on demand due to the debt covenant noncompliance and the financial institution could require repayment at their discretion before maturity.
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

Capital Resources. Other than the issuance of common stock, the Company’s primary source of capital is net income retained by the Company. During the nine months ended September 30, 2008, the Company had a net loss of $2.1 million and paid dividends of $1.6 million to stockholders, resulting in a capital reduction of $3.7 million. During the year ended December 31, 2007, the Company earned $10.0 million and paid dividends of $2.1 million to stockholders, resulting in a retention of current earnings of $7.9 million. As of September 30, 2008, total stockholders’ equity was $104.5 million, a decrease of $3.8 million from $108.2 million as of December 31, 2007. This decrease was due to the net loss for the first three quarters of 2008.
The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of September 30, 2008, the Company exceeds these regulatory capital guidelines. Likewise, the individual ratios for each of the Company’s bank subsidiaries also exceed the regulatory guidelines.
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
Recent Developments
There have been significant disruptions in the financial system during the past year and many lenders and financial institutions have reduced or ceased to provide funding to borrowers, including other lending institutions. The availability of credit, confidence in the entire financial sector, and volatility in financial markets has been adversely affected.
In response to the financial crises affecting the overall banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. Under that act, the United States Treasury Department (the “Treasury”) will have authority, among other things, to purchase mortgages, mortgage backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.
On October 3, 2008, the Troubled Asset Relief Program (“TARP”) was signed into law. TARP gave the Treasury authority to deploy up to $750 billion into the financial system with an objective of improving liquidity in capital markets. On October 24, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks. The general terms of this preferred stock program are as follows for a participating banking organization: pay 5% dividends on the Treasury’s preferred stock for the first five years and 9% dividends thereafter; cannot increase common stock dividends for three years while Treasury is an investor; cannot redeem the Treasury preferred stock for three years unless the participating banking organization raises high-quality private capital; must receive Treasury’s consent to buy back their own stock; Treasury receives warrants entitling Treasury to buy participating banking organization’s common stock equal to 15% of Treasury’s total investment in the participating banking organization; and participating banking organization executives must agree to certain compensation restrictions, and restrictions on the amount of executive compensation which is tax deductible.
Although management believes the Company and its subsidiary banks meet all applicable regulatory capital requirements and are well capitalized, the Company is exploring whether to participate in the TARP capital purchase program. If the Company decides to participate, the Company would hold a special stockholders meeting either later this year or in the first quarter of 2009 to seek authority to add a class of preferred shares to its equity structure.

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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There have been significant disruptions in the financial system during the past year and many lenders and financial institutions have reduced or ceased to provide funding to borrowers, including other lending institutions. The availability of credit, confidence in the entire financial sector, and volatility in financial markets has been adversely affected. These disruptions are likely to have some impact on all institutions in the U.S. banking and financial industries.
The Federal Reserve Bank has been providing large amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby increasing funding costs to the Company or reducing the availability of funds to the Company to finance its existing operations.
The Federal Deposit Insurance Corporation (“FDIC”) insures deposits at FDIC insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. Current economic conditions have increased expectations for bank failures, in which case the FDIC would take control of failed banks and ensure payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. In such case, the FDIC may increase premium assessments to maintain adequate funding of the Deposit Insurance Fund.
The Emergency Economic Stabilization Act of 2008 (“EESA”) included a provision for an increase in the amount of deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) to $250,000. On October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits. The behavior of depositors in regard to the level of FDIC insurance could cause our existing customers to reduce the amount of deposits held at the Company’s subsidiary banks, and could cause new customers to open deposit accounts at the Company’s subsidiary banks. The level and composition of the subsidiary banks’ deposit portfolio directly impacts the Company’s funding cost and net interest margin.
On October 3, 2008, the Troubled Asset Relief Program (“TARP”) was signed into law. TARP gave the United States Treasury Department (“Treasury”) authority to deploy up to $750 billion into the financial system with an objective of improving liquidity in capital markets. On October 24, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks. The general terms of this preferred stock program are described above under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments. Participation in the Treasury preferred stock program could reduce investment returns to participating banking organizations’ shareholders by restricting dividends to common shareholders, diluting existing shareholders’ interests, and restricting capital management practices.
Federal and state governments could pass additional legislation responsive to current credit conditions. As an example, the Company could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the Company’s borrowers are otherwise contractually required to pay under existing loan contracts. Also, the Company could experience higher credit losses because of federal or state legislation or regulatory action that limits the Company’s ability to foreclose on property or other collateral or makes foreclosure less economically feasible.
The actions described above, together with additional actions announced by the Treasury and other regulatory agencies continue to develop. It is not clear at this time what impact, EESA, TARP, other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to effect the U.S. banking industry and the broader U.S. and global economies, which will have an affect on all financial institutions, including the Company.
Other than the foregoing additional risk factors, there are no material changes from the risk factors previously discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities.
There were the following issuer purchases of equity securities (i.e., the Company’s common stock) during the three months ended September 30, 2008:

			Total Number of Shares	Maximum Approximate
Third Quarter	Total Number of		Purchased as Part of	Dollar Value of Shares that
2008 Calendar	Shares Purchased	Average Price	Publicly Announced	May Yet Be Purchased Under
Month	(1)	Paid per Share (1)	Plans or Programs (2)	the Plans or Programs (3)
July	0	N/A	0	$8,130,224
August	126	$17.65	126	$8,128,000
September	0	N/A	0	$8,128,000
Total	126	$17.65	126

(1)	The total number of shares purchased and the average price paid per share include, in addition to other purchases, shares purchased in the open market and through privately negotiated transactions by the Company’s 401(k) Profit Sharing Plan. For the months indicated, there were no shares purchased by the Plan.

(2)	Includes only shares subject to publicly announced stock repurchase program, i.e. the $10 million stock repurchase program approved by the Board on August 15, 2005 and announced on August 17, 2005 (the “2005 Repurchase Program”). Does not include shares purchased by the Company’s 401(k) Profit Sharing Plan.

(3)	Dollar amount of repurchase authority remaining at month-end under the 2005 Repurchase Program, the Company’s only publicly announced repurchase program in effect at such dates. The 2005 Repurchase Program is limited to 883,656 shares (10% of the number of outstanding shares on the date the Board approved the program, adjusted for the three-for-one stock split in June of 2006 and the three-for-two split in December of 2007) but not to exceed $10 million in repurchases.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

Item 6. Exhibits

Exhibit
Number	Identification of Exhibit

10.1	Amendment to Employment Agreement dated July 15, 2008, between Company and Ted T. Awerkamp, filed herewith.

10.2	Amendment to Employment Agreement dated July 15, 2008, between Company and Michael P. McGrath, filed herewith.

10.3	Amendment to Employment Agreement dated July 15, 2008, between Company and Daniel J. Cook, filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2008	By:	/s/ Ted T. Awerkamp
Ted T. Awerkamp
President and Chief Executive Officer (principal executive officer)

Date: November 10, 2008	By:	/s/ Michael P. McGrath
Michael P. McGrath
Executive Vice President, Treasurer, Secretary and Chief Financial Officer (principal financial officer/ principal accounting officer)