Form 10-K/A
period 2007-12-31
Mercantile Bancorp, Inc.
filed 2009-01-20
CIK 1289701

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

Explanatory Note: In its Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 17, 2008, Mercantile Bancorp, Inc. (the “Company”) inadvertently omitted the dates of the signatures on the certifications included as Exhibits 32.1 and 32.2 to the filing. This Amendment No. 1 on Form 10-K/A is being filed solely to correct these omissions in the filed Form 10-K.
PART IV
Item 15. Exhibits, Financial Statement Schedules
     (a) Financial Statements
     Reference is made to the consolidated financial statements, reports thereon, and notes thereto commencing at page 90 of the Annual Report on Form 10-K filed on March 17, 2008. A list of such consolidated financial statements is set forth below:
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
     (b) Exhibits — See Exhibit Index
     (c) There are no financial statement schedules filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCANTILE BANCORP, INC. (Registrant)

By:	/s/ Michael P. McGrath

Name:	Michael P. McGrath
Title:	Executive Vice President, Treasurer,
Secretary and Chief Financial Officer

Dated: January 20, 2009

Exhibit
Number	Description of Exhibit*

3.1	Certificate of Incorporation of Mercantile Bancorp, Inc., as amended, filed with the Registration Statement on Form 10 dated May 12, 2004 (File No. 000-50757) (the “Registration Statement”), under the same exhibit number.

3.2	Bylaws of Mercantile Bancorp, Inc., as amended, filed as Exhibit 99.1 to a Current Report on Form 8-K filed November 21, 2007.

4.1	Shareholder Rights Agreement dated July 9, 1999 between the Company and Mercantile Trust & Savings Bank, filed under same exhibit number with the Registration Statement.

4.2	Amendment to Shareholder Rights Agreement dated May 15, 2000 between the Company and Mercantile Trust & Savings Bank, filed under same exhibit number with the Registration Statement.

10.1†	Amendment in its Entirety to Employment Agreement dated December 19, 2005, between Mercantile Bancorp, Inc. and Mercantile Trust & Savings Bank and Dan S. Dugan, filed as Exhibit 10.1 with the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.2†	Executive Employee Salary Continuation Agreement dated December 8, 1994 between Mercantile Trust & Savings Bank and Dan S. Dugan, filed as Exhibit 10.3 with the Registration Statement.

10.3†	Amendment to Dugan Executive Employee Salary Continuation Agreement dated April 26, 2004, filed as Exhibit 10.4 with the Registration Statement.

10.4	Second Amendment to Dugan Executive Employee Salary Continuation Agreement dated December 29, 2006, filed as Exhibit 10.1 to a Current Report on Form 8-K filed January 5, 2007.

10.5†	Executive Employee Salary Continuation Agreement dated December 8, 1994 between Mercantile Trust & Savings Bank and Ted T. Awerkamp, filed as Exhibit 10.5 with the Registration Statement.

10.6†	Amendment to Awerkamp Executive Employee Salary Continuation Agreement dated April 26, 2004, filed as Exhibit 10.6 with the Registration Statement.

10.7†	Second Amendment to Awerkamp Executive Employee Salary Continuation Agreement dated December 18, 2007, filed herewith.**

10.8†	Employment Agreement dated January 1, 2008, between the Company and Ted T. Awerkamp, filed herewith.**

10.9†	Employment Agreement dated January 1, 2008, between the Company and Michael P. McGrath, filed herewith.**

10.10†	Employment Agreement dated January 1, 2008, between the Company and Daniel J. Cook, filed herewith.**

10.11†	Mercantile Bancorp, Inc. Incentive Compensation Plan, filed as Exhibit 10.4 to a Current Report on Form 8-K filed on April 18, 2007.

10.12	Mercantile Bancorp, Inc. Profit Sharing Plan and Trust, filed as Exhibit 10.7 with the Registration Statement.

10.13	401(k) Plan Adoption Agreement, filed as Exhibit 10.8 with the Registration Statement.

10.14	Amendment to the Profit Sharing Plan and Trust, filed as Exhibit 10.9 with the Registration Statement.

10.15	Consulting Agreement dated March 2, 2007 between Mercantile Bancorp, Inc. and Dan S. Dugan, filed as Exhibit 10.1 to a Current Report on Form 8-K filed March 7, 2007.

Exhibit
Number	Description of Exhibit*

10.16	Consulting Agreement dated January 15, 2008 between Mercantile Bancorp, Inc. and Dan S. Dugan, filed herewith.**

10.17	Third Amended and Restated Term Loan Agreement dated November 10, 2006 by and between Mercantile Bancorp, Inc., Borrower, and U.S. Bank National Association, formerly known as Firstar Bank, N.A., Lender, filed as Exhibit 10.1 with the Periodic Report on Form 10-Q for the quarter ended September 30, 2006 (the 2006 “Third Quarter Form 10-Q”).

10.18	First Amendment to Third Amended and Restated Loan Agreement between Mercantile Bancorp, Inc. and U.S. Bank National Association, dated March 20, 2007, filed as Exhibit 10.1 to a Current Report on Form 8-K filed March 24, 2007.

10.19	Second Amendment to Third Amended and Restated Loan Agreement between Mercantile Bancorp, Inc. and U.S. Bank National Association, dated as of June 30, 2007, filed as Exhibit 10.1 to a Current Report on Form 8-K filed July 19, 2007.

10.20	Third Amendment to Third Amended and Restated Loan Agreement between Mercantile Bancorp, Inc. and U.S. Bank National Association, dated September 7, 2007, filed as Exhibit 10.1 to a Current Report on Form 8-K filed September 12, 2007.

10.21	Construction Agreement dated August 24, 2006 by and between Mercantile Trust & Savings Bank, Owner, and Clayco, Inc., Contractor, filed as Exhibit 10.2 with the 2006 Third Quarter Form 10-Q.

10.22	General Conditions of the Contract for Construction by and between Mercantile Trust & Savings Bank, Owner, and Clayco, Inc., Contractor, filed as Exhibit 10.3 with the 2006 Third Quarter Form 10-Q.

14.1	Code of Ethics, filed under same exhibit number with Annual Report on Form 10-K for fiscal year ended December 31, 2004.

21.1	Subsidiaries of registrant, filed herewith.**

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	To the extent not filed herewith, the document is incorporated herein by reference from the filing listed in the index.

**	Filed on March 17, 2008, with the Annual Report on Form 10-K.

†	Management contract or compensatory plan or arrangement.