Form 10-K/A
period 2007-12-31
Mercantile Bancorp, Inc.
filed 2009-02-06
CIK 1289701

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)
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
Securities registered under Section 12(b) of the Exchange Act

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

Explanatory Note: In its Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 17, 2008, Mercantile Bancorp, Inc. (the “Company”) inadvertently omitted the dates of the signatures on the certifications included as Exhibits 32.1 and 32.2 to the filing. This Amendment No. 2 on Form 10-K/A is being filed solely to correct these omissions in the filed Form 10-K.

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

     The following table details the Company’s cost method investments in common stock of other banking organizations that are not consolidated with the Company:

	(1)
	Premier Community Bank of		(2)		(3)
	the Emerald Coast		Integrity Bank		Premier Bancshares, Inc.
	Number of		Number of		Number of
	Shares	Cost	Shares	Cost	Shares	Cost
Date	(dollars in thousands)
12/02/03			69,500	$695
11/29/05					100,000	$1,000
06/21/06	99,500	$995
3/9/07

Total as of 12/31/07	99,500	$995	69,500	$695	100,000	$1,000

Ownership Percentage as of 12/31/07	4.98%		5.0%		.82%

	(4)		(5)
	Solera National Bancorp, nc.		Brookhaven Bank
	Number of		Number of
	Shares	Cost	Shares	Cost
Date			(dollars in thousands)
6/20/07	105,030	$1,050
7/17/07			112,275	$1,123
9/17/07			4,396	44

Total as of 12/31/07	105,050	$1,050	116,671	$1,167

Ownership Percentage as of 12/31/07	4.4%		5.0%

(1)	Premier Community Bank of the Emerald Coast is a publicly held bank holding company located in Crestview, Florida, with total assets of $73 million as of December 31, 2007.

(2)	Integrity Bank is a privately held bank located in Jupiter, Florida with total assets of $124 million as of December 31, 2007.

(3)	Premier Bancshares, Inc. is a privately held bank holding company located in Jefferson City, Missouri, with total assets of $1.6 billion as of December 31, 2007.

(4)	Solera Bancshares, Inc. is a privately held bank holding company located in Lakewood, Colorado, with total assets of $24.8 million as of December 31, 2007.

(5)	Brookhaven Bank is a privately held bank located in Atlanta, Georgia with total assets of $39 million as of December 31, 2007.

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
     Allowance for Loan Losses - The allowance for loan losses provides coverage for probable losses inherent in the Company’s loan portfolio. Management evaluates the adequacy of the allowance for loan losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management’s estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.
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
     Goodwill and Core Deposit and Other Intangibles - Goodwill and core deposit and other intangibles were recognized from the Company’s acquisition of other entities. Core deposit and other intangibles were determined through a core deposit intangible study and, as a result, the Company recorded the core deposit intangibles based on the determined fair value.
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

Consolidated Average Balance Sheets
     The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earnings assets, the interest expense paid for interest-bearing liabilities, and the related interest rates:

	At
	December 31	Years Ended December 31,
	2007		2007			2006			2005
	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Cost	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Assets
Interest-bearing demand deposits	4.00%	$16,887	$899	5.32%	$21,703	$767	3.53%	$11,796	$358	3.03%
Federal funds sold	3.00%	23,157	1,219	5.26%	11,117	577	5.19%	4,461	134	3.00%
Securities
Taxable
U.S. treasuries and government agencies	4.39%	26,359	1,379	5.23%	16,572	776	4.69%	6,665	219	3.29%
Mortgage-backed securities	4.82%	41,610	2,120	5.09%	42,906	2,062	8.81%	55,067	2,316	4.21%
Other securities	7.14%	83,517	4,466	5.35%	62,952	2,936	4.66%	61,530	2,256	3.67%

Total taxable		151,486	7,965	5.26%	122,430	5,774	4.72%	123,262	4,791	3.89%
Non-taxable — State and political subdivision (3)	3.58%	50,298	1,830	3.64%	48,991	1,783	3.64%	46,635	1,775	3.81%
Loans (net of unearned discount) (1)(2)	6.80%	1,085,606	83,848	7.72%	907,671	67,060	7.39%	806,955	52,487	6.50%
Federal Home Loan Bank stock	3.91%	6,399	182	2.84%	5,654	189	3.34%	5,287	235	4.44%

Total interest-earning assets (1)		$1,333,833	$95,943	7.19%	$1,117,566	$76,150	6.81%	$998,396	$59,780	5.99%

Cash & due from banks		$26,511			$25,153			$23,387
Premises and equipment		30,881			19,313			17,301
Foreclosed assets held for sale, net		1,187			411			509
Equity method investment in common stock		2,765			5,641			6,433
Cost method investment in common stock		5,481			3,715			1,849
Interest receivable		10,506			8,758			7,040
Cash surrender value of life insurance		19,677			16,450			15,617
Allowance for loan loss		(11,713)			(8,812)			(7,513)
Goodwill		36,237			2,005			1,716
Intangible assets		3,806			7,839			6,193
Other		13,566			12,461			7,030

Total assets		$1,472,737			$1,210,500			$1,077,958

Liabilities
Interest-bearing transaction deposits	1.42%	$116,908	$1,892	1.62%	$107,126	$1,499	1.40%	$110,763	$1,066	0.96%
Savings deposits	2.21%	74,353	1,847	2.48%	54,572	876	1.61%	54,372	536	0.99%
Money-market deposits	2.40%	191,934	7,402	3.90%	124,484	4,165	3.35%	100,227	1,925	1.92%
Time and brokered time deposits	4.23%	696,542	33,630	4.83%	610,202	26,531	4.35%	544,096	17,658	3.25%
Short-term borrowings	5.31%	38,772	1,945	4.89%	28,738	1,389	4.83%	22,272	676	3.04%
Long-term debt	5.46%	68,239	3,437	5.06%	44,022	2,293	5.66%	46,380	2,257	4.87%
Junior subordinated debentures	6.79%	48,112	3,308	6.64%	25,775	1,661	6.44%	3,631	220	6.06%

Total interest-bearing liabilities		$1,234,860	$53,461	4.33%	$994,919	$38,414	3.86%	$881,741	$24,338	2.76%

Demand deposits		$112,091			$101,302			$93,450
Interest payable		6,110			4,698			2,828
Other liabilities		5,995			6,064			4,783
Minority interest		9,480			8,301			5,386
Stockholders’ equity		104,201			95,216			89,770

Total Liabilities and Stockholders’ Equity		$1,472,737			$1,210,500			$1,077,958

Interest spread				2.86%			2.95%			3.23%
Net interest income			42,482			37,736			35,442
Net interest margin				3.18%			3.38%			3.55%

Interest-earning assets to interest-bearing liabilities		108.01%			112.33%			113.23%

(1)	Non-accrual loans have been included in average loans, net of unearned discount

(2)	Includes loans held for sale

(3)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.

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
     The loan portfolio includes a concentration of loans for commercial real estate amounting to approximately $511.7 million, $416.3 million, and $293.2 million as of December 31, 2007, 2006 and 2005, respectively. The commercial real estate loans are included in the real estate — farmland, real estate — construction and real estate — commercial amounts on the following table. The commercial real estate loans as of December 31, 2007, 2006 and 2005 include approximately $57.0 million, $80.0 million, and $78.3 million, respectively in loans that are collateralized by commercial real estate in the Quincy, Illinois geographic market. The Company does not have a dependence on a single customer or group of related borrowers. Generally, these loans are collateralized by assets of the borrowers. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers. Credit losses arising from lending transactions for commercial real estate entities are comparable with the Company’s credit loss experience on its loan portfolio as a whole.

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
     The following table summarizes the loan portfolio by type of loan as of the dates indicated:

	December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and financial	$173,817	14.43%	$167,687	16.24%	$180,906	21.00%	$179,380	23.23%	$154,405	24.02%
Agricultural	64,399	5.34%	57,393	5.55%	59,325	6.89%	54,181	7.02%	50,507	7.86%
Real estate — farmland	91,488	7.59%	72,999	7.06%	66,172	7.68%	64,891	8.40%	60,735	9.45%
Real estate — construction	215,850	17.91%	152,553	14.76%	66,812	7.76%	28,105	3.64%	18,861	2.94%
Real estate — commercial	204,338	16.96%	190,724	18.46%	154,132	17.90%	153,766	19.92%	113,861	17.72%
Real estate — residential (1)	323,936	26.89%	267,237	25.86%	219,644	25.50%	197,582	25.59%	156,659	24.38%
Installment loans to individuals	131,061	10.88%	124,723	12.07%	114,292	13.27%	94,184	12.20%	87,528	13.63%

Total loans (1)	1,204,889	100.00%	1,033,316	100.00%	861,283	100.00%	772,089	100.00%	642,556	100.00%

Allowance for loan loss	12,794		10,613		8,082		7,115		5,830

Total loans, including loans held for sale, net of allowance for loan loss	$1,192,095		$1,022,703		$853,201		$764,974		$636,726

(1)	Includes loans held for sale
     The following table sets forth remaining maturities of selected loans (excluding real estate-farmland, real estate — commercial, real estate-mortgage loans and installment loans to individuals) at December 31, 2007:

	1 Year or Less	1 to 5 Years	Over 5 Years	Total
	(dollars in thousands)
Commercial, financial, and agricultural	$143,988	$63,817	$30,411	$238,216
Real estate — construction	215,850	—	—	215,850

Total	$359,838	$63,817	$30,411	$454,066

Interest rate sensitivity of selected loans
Fixed rate	$171,531	$46,278	$10,152	$227,961
Adjustable rate	188,307	17,539	20,259	226,105

Total	$359,838	$63,817	$30,411	$454,066

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
     The following table shows activity affecting the allowance for loan losses:

	Year Ended December 31,
	2007	2006	2005	2004	2003
		(dollars in thousands)

Average loans outstanding during year	$1,085,606	$907,671	$806,955	$728,388	$629,067

Allowance for loan losses:
Balance at beginning of year	10,613	$8,082	$7,115	$5,830	$4,941

Loans charged-off:
Commercial and financial	493	1,833	429	275	706
Agricultural	75	85	54	101	159
Real estate — farmland	—	—	80	—	16
Real estate — construction	284	—	—	—	—
Real estate — commercial	18	139	50	—	—
Real estate — residential	399	139	172	169	300
Installment loans to individuals	906	1,129	956	790	879

Total charge-offs	2,175	3,325	1,741	1,335	2,060

Recoveries:
Commercial and financial	55	47	112	129	290
Agricultural	15	20	26	13	10
Real estate — farmland	—	—	—	34	17
Real estate — construction	2	1	2	5	—
Real estate — commercial	1	1	36	7	1
Real estate — residential	38	12	24	63	12
Installment loans to individuals	150	136	140	147	132

Total recoveries	261	217	340	398	462

Net charge-offs	1,914	3,108	1,401	937	1,598
Provision for loan losses	2,969	3,914	2,368	1,746	2,487
Purchased allowance	1,126	1,725	—	476	—

Balance at end of year	$12,794	$10,613	$8,082	$7,115	$5,830

Allowance for loan losses as a percent of total loans outstanding at year end (1)	1.06%	1.03%	0.94%	0.92%	0.91%

Allowance for loan losses as a percent of total nonperforming loans	55.62%	165.98%	162.29%	157.87%	111.84%

Ratio of net charge-offs to average total loans	.18%	0.34%	0.17%	0.13%	0.25%

(1)	Includes loans held for sale

     The following table sets forth the allowance for loan losses by loan categories as of December 31 for each of the years indicated:

	2007		2006		2005		2004		2003
		% of Loans to		% of Loans to		% of Loans to		% of Loans to		% of Loans to
	Amount	Total Loans*	Amount	Total Loans*	Amount	Total Loans*	Amount	Total Loans*	Amount	Total Loans*

Commercial and financial	$2,848,584	22.26%	$2,767,535	26.07%	$2,721,029	33.67%	$2,651,722	37.27%	$2,146,373	36.82%
Agricultural	149,926	1.17%	164,176	1.55%	161,417	2.00%	157,306	2.21%	127,327	2.18%
Real estate — farmland	795,329	6.22%	649,073	6.12%	673,040	8.33%	559,708	7.87%	107,272	1.84%
Real estate — construction	2,413,365	18.86%	1,910,323	18.00%	460,234	5.69%	282,651	3.97%	241,362	4.14%
Real estate — commercial	3,937,425	30.78%	2,182,023	20.56%	1,517,846	18.78%	1,420,770	19.97%	1,516,558	26.01%
Real estate — residential	1,312,475	10.26%	1,174,936	11.07%	817,301	10.11%	765,030	10.75%	816,608	14.01%
Installment loans — consumer	1,146,659	8.96%	1,306,972	12.31%	1,335,151	16.52%	1,084,141	15.24%	874,500	15.00%
Unallocated	190,237	1.49%	457,962	4.32%	395,982	4.90%	193,672	2.72%	—	0.00%

Total	$12,794,000	100.00%	$10,613,000	100.00%	$8,082,000	100.00%	$7,115,000	100.00%	$5,830,000	100.00%

*Total loans	1,204,889,000		1,033,316,000		857,648,000		768,722,000		637,937,000
Non-Performing Assets
     It is management’s policy to place loans on non-accrual status when interest or principal is 90 days or more past due. Such loans may continue on accrual status only if they are both well-secured and in the process of collection.
     The following table sets forth information concerning non-performing assets at December 31 for each of the years indicated:

	At December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Non-accrual loans (1)
Commercial and financial	$581	$429	$1,504	$1,471	$1,173
Agricultural	308	473	223	6	886
Real estate — farmland	296	12	105	357	593
Real estate — construction	6,716	1,147	—	66	—
Real estate — commercial	3,152	2,083	417	208	104
Real estate — residential	8,571	1,040	839	596	740
Installment loans to individuals	195	213	544	353	433

Total non-accrual loans (1)	19,819	5,397	3,632	3,057	3,929

Loans 90 days past due and still accruing	3,184	993	1,342	1,009	1,274
Restructured loans	—	4	6	441	10

Total nonperforming loans	23,003	6,394	4,980	4,507	5,213

Repossessed assets	3,273	361	494	577	795

Other assets acquired in satisfaction of debts previously contracted	—	—	—	—	—

Total nonperforming other assets	3,273	361	494	577	795

Total nonperforming loans and nonperforming other assets	$26,276	$6,755	$5,474	$5,084	$6,008

Nonperforming loans to loans, before allowance for loan losses	1.91%	0.62%	0.58%	0.58%	0.81%

Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	2.18%	0.65%	0.64%	0.66%	0.94%

(1)	Interest income that would have been recorded in 2007 related to nonaccrual loans was $514 thousand, none of which is included in interest income or net income for 2007.

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
     The following table sets forth the static rate-sensitivity analysis of the Company as of December 31, 2007:

	Rate Sensitive Within
								Fair
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Value
	(dollars in thousands)
Interest bearing deposits	$18,259	$—	$—	$—	$—	$—	$18,259	$18,259
Federal funds sold	19,628	—	—	—	—	—	19,628	19,628
Securities
U.S. treasuries and agencies	11,509	1,363	2,012	1,223	1,168	450	17,725	17,725
Mortgage-backed securities	16,502	22,843	33,729	20,498	19,571	3,985	117,128	117,200
State and political subdivisions	7,976	7,105	10,488	6,374	6,085	20,959	58,987	59,021
Corporate bonds	—	—	—	—	—	10,500	10,500	10,500
Equity securities	—	—	—	—	—	11,917	11,917	11,917
Loans and loans held for sale	450,862	160,158	181,560	75,597	54,468	282,244	1,204,889	1,203,313

Total rate-sensitive assets	$524,736	$191,469	$227,789	$103,692	$81,292	$330,055	$1,459,033	$1,457,563

Interest bearing transaction deposits	$26,564	$—	$—	$—	$—	$99,575	$126,139	$126,139
Savings deposits	22,532	—	—	—	—	56,868	79,400	79,400
Money market deposits	214,855	—	—	—	—	—	214,855	214,855
Time and brokered time deposits	528,103	126,250	61,644	33,820	10,708	4,650	765,175	759,199
Short-term borrowings	45,589	—	—	—	—	—	45,589	45,589
Long-term debt and junior subordinated debentures	24,000	21,000	9,000	8,000	5,000	76,358	143,358	144,217

Total rate-sensitive liabilities	$861,643	$147,250	$70,644	$41,820	$15,708	$237,451	$1,374,516	$1,369,399

Rate sensitive assets — rate sensitive liabilities	$(376,907)	$44,219	$157,145	$61,872	$65,584	$92,604	$84,517	$88,164

Cumulative Gap	$(336,907)	$(292,688)	$(135,543)	$(73,671)	$(8,087)	$84,517

Cumulative amounts as % of total rate-sensitive assets	(23.09)%	(20.06)%	(9.29)%	(5.05)%	(.55)%	5.79%

Cumulative Ratio	.61	.71	.87	.93	.99	1.06

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

     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.
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
Michael P. McGrath
Executive Vice President, Treasurer, Secretary and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Mercantile Bancorp, Inc.
Quincy, Illinois
     We have audited Mercantile Bancorp Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, Mercantile Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
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
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Company and Corporate Governance
     For information on the executive officers of the Company, please see Part I of this Form 10-K under the caption Item 4A — “Executive Officers of Registrant” which is incorporated herein by reference in response to this item. Also, the Company incorporates herein by reference the information set forth under the captions “Election of Directors”, “Ratification of Selection of Independent Auditors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Company’s definitive proxy statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“2008 Proxy Statement”). The Company’s Board of Directors has adopted a Code of Ethics for senior executive, financial and accounting officers, among other persons, which was filed as Exhibit 14.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information under the captions “Interests of Directors and Officers in Certain Transactions” and “Corporate Governance — Director Independence” in the 2008 Proxy Statement are incorporated herein by reference in response to this item.
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

Dated: February 6, 2009

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

See Notes to Consolidated Financial Statements

Mercantile Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2007, 2006 and 2005
(in thousands, except share data)

					Accumulated
	Common Stock				Other
	Shares		Additional Paid-	Retained	Comprehensive
	Outstanding	Amount	In Capital	Earnings	Income (Loss)	Treasury Stock	Total
Balance, January 1, 2005	8,836,560	$3,629	$11,464	$70,453	$857	$(421)	$85,982

Comprehensive income
Net income	—	—	—	9,504	—	—	9,504
Change in unrealized depreciation on available-for-sale securities, net of taxes and reclassification adjustment	—	—	—	—	(1,606)	—	(1,606)
Accumulated other comprehensive loss of equity method investee	—	—	—	—	(27)	—	(27)
Change in unrealized loss on interest rate swaps, net of taxes	—	—	—	—	(72)	—	(72)

Total comprehensive income							7,799

Issuance of stock to minority shareholders of Mid-America	—	—	300	—	—	—	300
Dividends on common stock, $0.20 per share	—	—	—	(1,757)	—	—	(1,757)
Purchase of treasury stock	(64,193)	—	—	—	—	(836)	(836)

Balance, December 31, 2005	8,772,367	3,629	11,764	78,200	(848)	(1,257)	91,488

Comprehensive income
Net income	—	—	—	10,319	—	—	10,319
Change in unrealized appreciation on available-for-sale securities, net of taxes and reclassification adjustment	—	—	—	—	892	—	892
Accumulated other comprehensive loss of equity method investee	—	—	—	—	(5)	—	(5)
Change in unrealized loss on interest rate swaps, net of taxes	—	—	—	—	147	—	147

Total comprehensive income							11,353

Issuance of stock to minority shareholders of Mid-America	—	—	218	—	—	—	218
Dividends on common stock, $0.21 per share	—	—	—	(1,871)	—	—	(1,871)
Purchase of treasury stock	(24,750)	—	—	—	—	(367)	(367)
Adjustment to initially apply FAS Statement No. 158, net of tax	—	—	—	—	(163)	—	(163)

Balance, December 31, 2006	8,747,617	3,629	11,982	86,648	23	(1,624)	100,658

Comprehensive income
Net income	—	—	—	10,001	—	—	10,001
Change in unrealized appreciation on available-for-sale securities, net of taxes and reclassification adjustment	—	—	—	—	240	—	240
Accumulated other comprehensive loss of equity method investee	—	—	—	—	28	—	28
Defined benefit postretirement plan — transition obligation	—	—	—	—	14	—	14

Total comprehensive income							10,283

Issuance of stock to minority shareholders of Mid-America	—	—	7	—	—	—	7
Dividends on common stock, $0.24 per share	—	—	—	(2,097)	—	—	(2,097)
Purchase of treasury stock	(37,962)	—	—	—	—	(569)	(569)

Balance, December 31, 2007	8,709,655	$3,629	$11,989	$94,552	$305	$(2,193)	$108,282

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