Form 10-K
period 2008-12-31
Mercantile Bancorp, Inc.
filed 2009-03-18
CIK 1289701

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
Commission File No.: 001-32434
MERCANTILE BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	37-1149138 (I.R.S. Employer Identification Number)

200 N. 33rd Street, Quincy, Illinois (Address of Principal Executive Offices)	62301 (Zip Code)
(217) 223-7300
(Registrant’s Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock (par value $.42 per share)	NYSE Alternext US
Securities registered under Section 12(g) of the Exchange Act:
Not Applicable
(Title of Class)
Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
As of June 30, 2008 the aggregate market value of the outstanding shares of the Company’s common stock (based on the average stock price on June 30, 2008), other than shares held by persons who may be deemed affiliates of the Company, was approximately $119.9 million. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the Company is not bound by this determination for any other purpose.
As of March 9, 2009, the number of outstanding shares of the Company’s common stock, par value $0.4167 per share, was 8,703,330.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Mercantile Bancorp, Inc. definitive Proxy Statement for its 2009 Annual Meeting of Stockholders to be held on May 18, 2009, are incorporated by reference to this Annual Report on Form 10-K in response to items under Part III.
PART I
Item 1. Business
Company and Subsidiaries
     General. Mercantile Bancorp, Inc. (the “Company”), a multi-state bank holding company, is headquartered in Quincy, Illinois. The Company was incorporated on April 15, 1983 for the purpose of enabling Mercantile Bank (formerly known as Mercantile Trust & Savings Bank), an Illinois banking corporation, to operate within a bank holding company structure. Several of the Company’s subsidiary banks serve rural communities, and a significant portion of the Company’s business is related directly or indirectly to the agricultural industry. However, the Company has diversified in recent years by expanding into higher-growth metropolitan areas. The Company reported, as of December 31, 2008, total assets of approximately $1.8 billion and total deposits of approximately $1.5 billion, and as of December 31, 2007, total assets of approximately $1.6 billion and total deposits of approximately $1.3 billion. Its subsidiaries consist of three banks in Illinois and one bank in each of Missouri, Kansas and Florida. As described in more detail below, Mercantile Bank has represented on average approximately 47% of the Company’s revenue and 44% of its pre-consolidated assets annually. Most of the Company’s loans are related to real estate with, on average, approximately 67% being farmland, construction, commercial and mortgage loans. The Company’s website is located at www.mercbanx.com.
     The Company, through its subsidiaries, conducts a full-service consumer and commercial banking business, which includes mainly deposit gathering, safekeeping and distribution; lending for commercial, financial and agricultural purposes, real estate purposes (including farmland, construction and mortgages), and consumer purposes; and asset management including trust, estate and agency management, retail brokerage services, and agricultural business management. Notwithstanding the broad range of services and products, approximately 76% of the Company’s revenues are derived on average annually from its subsidiaries’ lending activities. The other principal revenue sources are interest and dividends on investment securities with approximately 9% of revenue on average, service charges and fees on customer accounts with approximately 5% of revenue on average, and all asset management services combined with approximately 4% of revenue on average.
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
     Wholly-Owned Subsidiaries. As of December 31, 2008, the Company was the sole shareholder of the following banking subsidiaries:
•	Mercantile Bank, located in Quincy, Illinois;

•	Marine Bank & Trust (“Marine Bank”), located in Carthage, Illinois;

•	Brown County State Bank (“Brown County”), located in Mt. Sterling, Illinois;

•	Royal Palm Bancorp, Inc. (“Royal Palm”) (the sole shareholder of Royal Palm Bank of Florida (“Royal Palm Bank”), located in Naples, Florida; and

•	HNB Financial Services, Inc. (“HNB Financial”) (the sole shareholder of HNB National Bank (“HNB”), located in Hannibal, Missouri.

     Mercantile Bank is the largest subsidiary owned by the Company, representing 43.3% of its assets as of December 31, 2008 and 36.5% as of December 31, 2007. HNB Financial and Marine are the next largest subsidiaries, representing respectively 20.0% and 10.5% of its assets as of December 31, 2008, and 20.3% and 10.3% of its assets as of December 31, 2007.
     Majority-Owned Subsidiaries. As of December 31, 2008, the Company was the majority, but not sole, shareholder of Mid-America Bancorp, Inc. (“Mid-America”), the sole shareholder of Heartland Bank (“Heartland”), located in Leawood, Kansas, in which the Company owns 55.5% (84,600 shares) of the outstanding voting stock. During 2008, Mid-America repurchased 2,572 shares of its common stock, resulting in the Company’s percentage ownership of Mid-America increasing to 55.5% as of December 31, 2008 from 54.6% as of December 31, 2007.
Other Investments in Financial Institutions
          As of December 31, 2008, the Company had less than majority ownership interests in several other banking organizations located throughout the United States. Specifically, the Company owned the following percentages of the outstanding voting stock of these banking entities:
•	4.3% of Integrity Bank (“Integrity”), located in Jupiter, Florida;

•	0.8% of Premier Bancshares, Inc. (“Premier”), the sole shareholder of Premier Bank, located in Jefferson City, Missouri;

•	2.5% of Premier Community Bank of the Emerald Coast (“Premier Community”), located in Crestview, Florida;

•	4.1% of Paragon National Bank (“Paragon”), located in Memphis, Tennessee;

•	1.4% of Enterprise Financial Services Corp. (“Enterprise”), the sole shareholder of Enterprise Bank & Trust, based in Clayton, Missouri;

•	4.1% of Solera National Bancorp, Inc. (“Solera”), the sole shareholder of Solera National Bank, located in Lakewood, Colorado;

•	2.9% of Manhattan Bancorp, Inc. (“Manhattan”), the sole shareholder of Bank of Manhattan, located in Los Angeles, California; and

•	4.9% of Brookhaven Bank (“Brookhaven”), located in Atlanta, Georgia.
2008 Events
     On January 1, 2008, Mercantile Trust & Savings Bank changed its name to Mercantile Bank after receiving regulatory approval.
     In February 2008, the Company opened a loan production office in Carmel, Indiana, an affluent and rapidly growing suburb of Indianapolis. This facility operates as a branch of Mercantile Bank with a focus on small to medium business relationships, and generated approximately $45 million in loans in 2008. In the first quarter of 2009, the Company received approval from the State of Indiana regulatory authorities to develop this office into a full-service banking facility, and the Company expects to begin accepting deposits at that location on April 1, 2009.
     In April 2008, the Company completed the merger of Farmers State Bank of Northern Missouri (“Farmers”), a wholly-owned subsidiary located in Savannah, Missouri, into Mercantile Bank. Farmers’ three locations in Savannah and St. Joseph, Missouri are operating as full-service branches of Mercantile Bank. The purpose of the merger was to generate operational efficiencies and reduce administrative and regulatory costs.

     In May 2008, the Company sold on the open market its 164,012-share position held in First Charter Corporation (“First Charter”), an available-for-sale security of the Company. These shares were obtained when First Charter acquired GBC Bancorp, Inc. (“GBC”) of Lawrenceville, Georgia in November 2006. The Company’s minority ownership in the stock of GBC had been carried as a cost method investment. On the sale of its First Charter shares, the Company realized an average of $30.21 per share, resulting in proceeds in excess of $4.95 million. The carrying value of the investment in First Charter was approximately $4.0 million, generating a gain of approximately $943 thousand.
     In September 2008, the Company combined two of its wholly-owned subsidiaries as Perry State Bank (“Perry”), based in Perry, Missouri, was merged into HNB, headquartered in Hannibal, Missouri. Both banks operated multiple branches in Northeast Missouri, and the merger is intended to eliminate some of the market overlap, as well as generate operational cost savings. Since the merger, Perry’s five locations have been operating as full-service branches of HNB.
     On December 23, 2008, U.S. Bank National Association (“US Bank”) and Great River Bancshares, Inc. (“Great River”) entered into an agreement under which US Bank assigned all of its interest in three term loans (the “Term Loans”) with the Company as borrower to Great River. The total outstanding principal and accrued interest of the term loans on that date was approximately $22.2 million. One loan totaling $15 million in principal with an interest rate of 6.09% has a final maturity of November 2009. The other two loans totaling $7 million in principal are due in August 2010 and have interest rates between 6.13% and 6.27%. The terms and conditions of the loans remain unchanged.
     On December 31, 2008, the Company and Great River entered into a Secured Demand Promissory Note (the “Note”) with the Company as borrower. The Note has a principal balance of $7,552,000 with interest payable monthly at an annual rate of 7.50%. The principal balance, together with accrued interest, shall be repaid immediately upon Great River’s written demand. The payment of the Note and all obligations of the Company as borrower are secured by the Company’s shares of capital stock in its subsidiaries.
Employees
     As of December 31, 2008, the Company and its subsidiaries had 441 full-time employees and 22 part-time employees, which together equate to 463 full-time-equivalent employees. None of the employees are represented by a collective bargaining group.
Business Strategies — Growth and Operations
     The Company believes it must increase revenues and expand its customer base in order to enhance the value of its stockholders’ investment, and has developed both growth and operating strategies to target its markets with banking products and services, as described in greater detail below.
     While the Company has pursued these strategies in the past with success, as evidenced by its growth and improvement in stock price prior to 2008, the nation-wide economic turmoil experienced in 2008 and into 2009 has caused the Company’s management and board of directors to re-focus its efforts on restoring the Company to profitability and recovering the stockholder value lost as a result of the operating performance in 2008. As was the case with many financial institutions across the country, the Company was negatively impacted by the rapid and substantial devaluation of the real estate markets in high growth areas. In particular, the Company’s Royal Palm Bank and Heartland Bank subsidiaries had significant increases in loan loss provisions and nonperforming assets that were the primary cause of the Company’s $8.8 million net loss for 2008. In addition, largely because the banking sector of the stock market was driven down, accounting rules required that the Company recognize other-than-temporary impairment charges in 2008 of approximately $5.2 million related to several of its minority investments in bank stocks The Company believes it has identified and accounted for its problems in 2008, and is positioned for improvement as the economy recovers. However, given the current unsettled state of the economy and the uncertainty as to when a recovery will occur, management intends to focus on rebuilding profitability in its existing markets, rather than pursuing opportunities in new markets. The Company considers its acquisition strategy to be a vital element of the long-term goal of increasing stockholder value. However, while not completely abandoning that strategy, the Company recognizes that the national economy, as well as the Company’s financial condition, dictates a more conservative approach in the near term.

     Growth Strategy. The Company has grown through a combination of internal growth, acquisitions and minority interest investments in other banking companies. In the rural markets of west-central Illinois and northeast Missouri in which the Company has maintained a presence historically, the Company’s strategy focuses on continuing to be, and to strengthen its position as, a significant competitor. Since 1988, the Company has acquired and successfully integrated nine bank holding companies and/or banks in these rural areas, three of which were merged into other subsidiaries of the Company in 2006, and two of which were merged into other subsidiaries in 2008.
     In addition to its traditional, rural markets, the Company has diversified its business by expanding into urban and suburban areas that are less dependent upon the agricultural economy. In 2004 the Company acquired a controlling interest in Mid-America Bancorp, Inc. in Leawood, Kansas (a suburb of Kansas City), and in 2006 the Company purchased 100% of the outstanding common stock of Royal Palm Bancorp, Inc. in Naples, Florida. In 2005, Mercantile Bank expanded its trust operations by opening an office in St. Charles, Missouri, a suburb of St. Louis. In February of 2008, the Company opened a loan production office in Carmel, Indiana, a suburb of Indianapolis. This office operates as an adjunct of Mercantile Bank, and the Company has received regulatory approval to convert it to a full service banking facility in April of 2009.
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
     The Company’s goal in purchasing minority interest positions in banks with high-growth potential is to either acquire controlling interest at some point in the future, or to realize gains on the sale of the investments. This strategy has produced excellent results, as the Company sold several of its investments, realizing gains and in some cases receiving stock in other financial institutions as part of the sales proceeds. In 2006 and 2007, the Company sold its investments in NorthStar Bancshares, GBC Bancorp and New Frontier Bancshares, recognizing total gains of approximately $7.1 million on the sales. In 2008, the Company sold its investment in First Charter Corporation (acquired in the GBC Bancorp sale) in a cash deal that generated a gain of approximately $943 thousand. In evaluating acquisition opportunities, the Company focuses on the needs of small- to medium-sized businesses in both the rural communities in which its banking centers are located and in bedroom communities of larger metropolitan areas, which while within a commutable distance from a metropolitan area, generally have the characteristics of a small town. The Company’s management believes that the larger regional banks are not allocating their resources to serve small- to medium-sized businesses effectively. These customers generally have the size and sophistication to demand customized products and services, which management believes its bankers are well equipped to understand and address as a result of their experience. Further, it has been the Company’s experience that it is less costly to establish a location in a rural or bedroom community than in a metropolitan area, and that these markets are generally less competitive.
     The Company will consider opportunities that meet one of the following criteria:
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
     The Company operates under a community banking philosophy that is customer driven, emphasizing long-term customer relationships, and provides practical financial solutions, convenience and consistent service. Each of the Company’s banking centers is administered by a local president who has knowledge of the particular community and lending expertise in the specific industries found within the community. The bank presidents have the authority and flexibility within general parameters to make customer-related decisions, as the Company’s management believes that the most efficient and effective decisions are made at the point of customer contact by the people who know the customer. With the Company’s decentralized-decision making process, the Company is able to provide customers with rapid decisions on lending issues.
     In 2008, the Company consolidated four of its subsidiaries, with Farmers being merged into Mercantile Bank in April, and Perry merged into HNB in September. This followed the Company’s 2006 consolidation of its Illinois bank affiliates from six separately chartered banks to three. The Company is confident that these actions are consistent with its community banking philosophy. Customers of the merged banks should be unaffected by the changes, as they will continue to deal with the same customer service and lending staff. The Company expects the mergers to improve efficiencies in its operations through reductions in administrative, regulatory and compliance costs, which in turn will allow the Company to devote greater resources to providing quality products and customer service.
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
     The Company’s lending officers have developed comprehensive policies and procedures for credit underwriting and funding that have enabled the Company to maintain sound credit quality while growing its loan portfolio and the overall organization. In 2008, the Company created a credit administration position within the holding company to provide guidance and direction to its subsidiary banks regarding lending matters. Combined with the Company’s significant lending experience, these procedures and controls have enabled the Company to provide responsive, customized service to its customers. The Company’s total assets have grown from $1.0 billion at December 31, 2004, to $1.8 billion at December 31, 2008, with the bulk of the increase in assets due to loan growth.
     The Company’s goal is to operate at a capital level that supports its growth but does not unduly hamper its achievement of an attractive return on equity. In order to strike this balance, the Company relies on its management’s expertise to prudently manage its capital resources. Growth of capital has been achieved through retention of earnings, and it is management’s strategy to continue this growth through the profitable expansion of lending and deposit services in the Company’s existing markets, as well as further acquisitions of well-managed, profitable banking organizations. Another aspect of the Company’s capital management planning has been its issuance of trust preferred securities as a source of funding for its acquisition strategies.

Products and Services
     General. The Company, through its subsidiaries, conducts a full-service consumer and commercial banking business, which includes mainly deposit gathering, safekeeping and distribution; lending for commercial, financial and agricultural purposes, real estate purposes (including farmland, construction and mortgages), and consumer purposes; and asset management including trust, estate and agency management, retail brokerage services, and agricultural business management. These products and services are provided in all of the Company’s markets through its main offices and branches, which markets are identified in more detail below. However, lending activities generate collectively most of the Company’s consolidated revenue each year and individually are the only products and services, other than interest income on investment securities that have equaled or exceeded 10% of the Company’s consolidated revenue consistently over the past three fiscal years. Approximately 76.1% of the Company’s revenues have been derived on average annually from its subsidiaries’ lending activities.
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
     Real Estate Loans. The Company’s banks make real estate loans for farmland, construction and mortgage purposes as more thoroughly described below. Collectively, these loans, which include loans held for sale, comprise the largest category of the Company’s loans. At December 31, 2008, the Company had $908.1 million in such loans, representing 67.6% of total loans. At December 31, 2007, the Company had approximately $835.6 million in such loans, representing 69.4% of total loans.
     Farmland Real Estate Loans. Farmland real estate loans are collateralized by owner-occupied and investment properties located in the Company’s market areas. The Company’s banks offer a variety of mortgage loan products that generally are amortized over five to twenty years. The loans generally have rates fixed for up to a five year period, with the loans either having an adjustable rate feature or a balloon at the maturity of the term. Loans secured by farmland real estate are generally originated in amounts of no more than 80% of the lower of cost or appraised value. The bank underwrites and seeks Farm Service Agency guarantees to enhance the credit structure of some farmland real estate loans.
     The banks secure a valid lien on farmland real estate loans and obtain a mortgage title insurance policy that insures that the property is free of encumbrances prior to the banks’ lien. The banks require hazard insurance if the farm property has improvements, and if the property is in a flood plain as designated by FEMA or HUD, the banks require flood insurance.
     Farmland real estate loans have generated the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues for the years indicated: $7.1 million, or 6.7% for 2008; $5.8 million, or 5.3% for 2007; and $5.0 million or 5.6% for 2006. At December 31, 2008, the Company had approximately $111 million in such loans, representing 8.3% of total loans. At December 31, 2007, the Company had approximately $92 million in such loans, representing 7.6% of total loans.

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
     Construction real estate loans have generated the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues for the years indicated: $12.3 million or 11.6% for 2008, $14.0 million or 12.7% for 2007; and $7.6 million or 8.4% for 2006. At December 31, 2008, the Company had $239 million in such loans, representing 17.8% of total loans. At December 31, 2007, the Company had $216 million in such loans, representing 17.9% of total loans.
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
     Commercial real estate loans have generated the following approximate dollar amounts representing the following percentages of the Company’s consolidated revenues for the years indicated: $17.7 million or 16.7% for 2008, $16.8 million or 15.3% for 2007; and $11.6 million or 12.9% for 2006. As of December 31, 2008, the Company had $214 million in such loans, which represented 16.0% of the Company’s total loans. As of December 31, 2007, the Company had $204 million in such loans, which represented 17.0% of the Company’s total loans.

     Residential real estate loans have generated the following approximate dollar amounts representing the following percentages of the Company’s consolidated revenues for the years indicated: $17.4 million or 16.4% for 2008, $16.6 million or 15.1% for 2007; and $13.7 million or 15.2% for 2006. As of December 31, 2008, the Company had $344 million in such loans, which represented 25.6% of the Company’s total loans. As of December 31, 2007, the Company had $324 million in such loans, which represented 26.7% of the Company’s total loans.
     The most significant risk concerning mortgage real estate loans is the fluctuation in market value of the real estate collateralizing the loans. A decrease in market value of real estate securing a loan may jeopardize a bank’s ability to recover all of the unpaid portion of the loan if the bank is forced to foreclose. If there were significant decreases in market value throughout one or more markets of the Company, the Company could experience multiple losses in such market or markets. While the Company’s banks have underwriting procedures designed to identify what management believes to be acceptable lender risks in mortgage lending, these procedures may not prevent losses from the risks described above. It is not the Company’s practice to make subprime loans, and the direct exposure to any subprime loans is minimal.
     Commercial, Financial and Agricultural Loans. These loans are primarily made within the Company’s market areas and are underwritten on the basis of the borrower’s ability to service the debt from income. As a general practice, the Company’s banks take as collateral a lien on any available equipment, accounts receivables or other assets owned by the borrower and often obtain the personal guaranty of the borrower. In general, these loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial, financial and agricultural loans is due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial, financial and agricultural loans generally will be serviced principally from the operations of the business, and those operations may not be successful. Historical trends have shown these types of loans to have higher delinquencies than real estate loans. Approximately 40% of all of the Company’s net charge-offs for the years 2004 through 2008 were related to commercial, financial or agricultural loans, compared to 40% for loans secured by real estate. No category within this type of lending activity represented a disproportionate share of net charge-offs or non-performing loans during such. As a result of these additional complexities, variables and risks, commercial, financial and agricultural loans require more thorough underwriting and servicing than other types of loans.
     Commercial, financial and agricultural loans, which include floor plan loans, generated the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues for the years indicated: $18.5 million or 17.4% for 2008, $19.7 million or 17.9% for 2007; and $19.6 million or 21.8% for 2006. At December 31, 2008, the Company had $304 million in such loans, representing 22.6% of total loans. At December 31, 2007, the Company had $238 million in such loans, representing 19.8% of total loans.
     Within the category of commercial, financial and agricultural loans, agricultural operating loans have produced the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues for the years indicated: $4.0 million or 3.7% for 2008; $4.6 million or 4.2% for 2007; and $4.2 million or 4.7% for 2006. At December 31, 2008, the Company had $68 million in such loans, representing 5.1% of total loans. At December 31, 2007, the Company had $64 million in such loans, representing 5.3% of total loans.

     Consumer Loans. The Company provides a wide variety of consumer loans (also referred to in this report as installment loans to individuals) including motor vehicle, watercraft, education, personal (collateralized and non-collateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 72 months and vary based upon the nature of collateral and size of loan. Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount that can be recovered on such loans. Approximately 20% of all of the Company’s net charge-offs for the years 2004 through 2008 were related to consumer loans.
     Consumer loans generated the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues for the years indicated: $10.9 million or 10.3% for 2008; $11.0 million or 10.0% for 2007; and $9.5 million or 10.5% for 2006. At December 31, 2008, the Company had $132 million in such loans, which represented 9.8% of the Company’s total loans. At December 31, 2007, the Company had $131 million in such loans, which represented 10.9% of the Company’s total loans.
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
     In addition, the Company has placed increased emphasis on the early identification of problem loans to aggressively seek resolution of the situations and thereby keep loan losses at a minimum. In 2008, the Company created a credit administration position within the holding company to provide guidance and direction to its subsidiary banks regarding lending matters.

Markets and Competition
     The Company identifies five regional markets for its banking activities, which include the counties in which the Company maintains offices and also counties in which the Company has no offices but whose inhabitants are targets of the Company’s financial services because of their close proximity to counties in which the Company maintains offices. They are the following: (1) a tri-state region including west-central Illinois, northeast Missouri, and a portion of southeastern and central Iowa; (2) the greater St. Joseph-Savannah, Missouri market, which is located approximately 60 miles north of Kansas City, Missouri; (3) a suburban Carmel- Indianapolis, Indiana market; (4) a suburban Leawood, Kansas-Kansas City, Missouri market; and (5) the greater Naples-Ft. Myers-Marco Island area in southwest Florida. The tri-state market is the Company’s principal market and has accounted for approximately 82% of the Company’s consolidated revenues for 2006 through 2008.
     At present, the Company maintains the following approximate percentages of market share in the following markets as measured by the deposits held by the Company’s subsidiary banks operating in or targeting such markets relative to the deposits held by all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) located in such markets as of June 30, 2008: 22.53% for the tri-state market; 4.86% for the greater St. Joseph-Savannah, Missouri market; 0.60% for the suburban Leawood, Kansas-Kansas City, Missouri market; and 0.59% for the southwest Florida market. The Company’s share of the tri-state market at 22.53% is the largest of 59 FDIC-insured institutions located in that market. The Company’s shares of its other markets are discussed below in the descriptions of the subsidiary banks.
     The source of the deposit data and corresponding market shares used above and throughout this section of the report is the FDIC Summary of Deposit (“SOD”) web link. The SOD contains deposit data for all branches and offices of FDIC-insured institutions. The FDIC collects deposit balances for commercial and savings banks as of June 30 of each year, and the Office of Thrift Supervision collects the same data for savings institutions.
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
     The primary factors in competing for loans include, among others, interest rate, loan origination fees, borrower equity infusion, and the range of additional bank services offered. Competition for origination of all loan types normally comes from other commercial banks, thrift institutions, credit unions, finance companies, mortgage bankers, mortgage brokers, insurance companies and government agricultural lending agencies. In that 76% on average of the Company’s consolidated revenues are derived from loans of all categories, the Company’s competitive position in lending services is crucial to its implementation of ongoing growth and operating strategies, as discussed above.
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

     Many of the Company’s existing competitors are well-established, larger financial institutions with substantially greater resources and lending limits. These institutions offer some services, such as extensive and established branch networks and trust services that the Company does not provide or provide to the extent these other institutions provide them. In addition, many of the Company’s non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. The Company also acknowledges that to the extent certain larger financial institutions and potential non-bank competitors have not yet entered the Company’s markets, they could do so at any time and threaten the Company’s competitive position.
     The discussion of each subsidiary bank below includes a description of each such bank’s market and competitive position within such markets, as measured by FDIC-insured deposits.
Mercantile Bank
     Mercantile Bank is chartered under the laws of the State of Illinois and offers complete banking and trust services to the commercial, industrial and agricultural areas that it serves. Its full-service branches in Savannah and St. Joseph, Missouri, were formerly branches of a separately chartered bank (Farmers State Bank of Northern Missouri) until its merger with and into Mercantile Bank in April 2008. Services include commercial, real estate and personal loans; checking, savings and time deposits; trust and other fiduciary services; brokerage services; and other customer services, such as safe deposit facilities. The largest portion of Mercantile Bank’s lending business is related to the general business and real estate activities of its commercial customers, followed closely by residential mortgage loans. Mercantile Bank’s principal service area includes the City of Quincy and Adams County, Illinois. Mercantile Bank is the largest bank owned by the Company, representing net income of approximately $2.9 million included in the Company’s pre-consolidated net loss for 2008 and approximately $5.6 million or 43.2% of the Company’s pre-consolidated net income in 2007. Mercantile Bank represented approximately $770 million or 43.3% of the Company’s pre-consolidated assets as of December 31, 2008 and $609.8 million or 36.8% as of December 31, 2007.
     Mercantile Bank’s principal banking office is located at 200 North 33rd Street, Quincy, Illinois. Construction of this facility began in August 2006, with the building completed and opened for business in January 2008. Mercantile Bank owns its main banking premises in fee simple. In addition, Mercantile Bank owns and operates three branches, one drive-through facility, and nine automatic teller machines in Quincy, owns and operates one full-service banking facility in each of Savannah and St. Joseph, Missouri, and leases one full-service banking facility in St. Joseph. In addition, Mercantile has four automatic teller machines located in Savannah and St. Joseph. Mercantile Bank opened a trust office in St. Charles, Missouri in February 2005, and a loan production office in Carmel, Indiana in February 2008. Both the St. Charles and Carmel offices are located in leased facilities.
     Mercantile Bank wholly owns Mercantile Investments, Inc. (“MII”), a Delaware corporation. MII’s offices are located in a leased facility at Century Yard, Cricket Square, Elgin Avenue, Grand Cayman, Cayman Islands. The sole activity of the subsidiary is to invest in securities, including corporate debentures. As of December 31, 2008 and 2007, MII had total assets of approximately $119.3 million and $98.7 million, respectively, which represented a significant portion of Mercantile Bank’s securities portfolio at those dates. The primary strategy for forming the subsidiary was to take advantage of the current State of Illinois tax laws that exclude income generated by a subsidiary that operates off-shore from State of Illinois taxable income. The only other impact on the Company’s consolidated financial statements in regard to the investment subsidiary is the additional administrative costs to operate the subsidiary, which is a minimal amount. For 2008 and 2007, the Company’s Illinois income taxes decreased by approximately $120 thousand and $126 thousand, respectively, as a result of MII’s operations off-shore.
     Mercantile Bank plans to continue to utilize the subsidiary to manage a significant amount of its securities portfolio as long as it is advantageous to do so from a tax standpoint. All securities purchased by MII are approved by the MII Investment Committee which includes members of the Company’s management. The Illinois Department of Revenue could challenge the establishment of and/or related business purposes of MII or a change in state law could negate or lessen the state income tax advantages of MII in future years.
     The by-laws of MII only allow holding investments and corporate debentures as permissible activities. There are no current plans to expand these permissible activities for MII.

     Mercantile Bank owns a 6.35% interest in Illinois Real Estate Title Center, LLC (“IRETC”), a multi-bank-owned limited liability company that operates a title insurance agency. IRETC is located in leased space in Springfield, Illinois, and owned in partnership with other central-Illinois banking companies and Investors Title Insurance Company of Chapel Hill, North Carolina. IRETC engages in the sale and issuance of commercial and residential, owner and mortgagee title insurance policies. As of December 31, 2008 and 2007, IRETC had total assets of approximately $515 thousand and $388 thousand, respectively.
     As of December 31, 2008, Mercantile Bank had 157 full-time employees and 8 part-time employees and approximately 18,050 depositors. The population of its primary service area is approximately 250,000.
     The primary source of Mercantile Bank’s revenue is from lending activities, which have represented on average approximately 73% of its revenue annually for the years 2006 through 2008. Mercantile Bank generated the following approximate revenues from loans for the following years: $34.2 million for 2008; $29.8 million for 2007, and $29.4 million for 2006. At December 31, 2008, loans totaled $566 million or 73.5% of Mercantile Bank’s total assets. Other principal revenue sources are investment securities with approximately 10% of revenue on average, service charges and fees on customer accounts with approximately 5% of revenue on average, and all asset management services combined with approximately 7% of revenue on average.
     As indicated above, Mercantile Bank’s market includes the core market of Adams County, Illinois, in which Mercantile Bank’s main office and branches are located. Also, Mercantile Bank targets its products and services to the inhabitants of Andrew and Buchanan counties in Missouri, where its Savannah and St. Joseph branches are located, and Marion County, Missouri, which borders Adams County to the west and includes many residents who work and conduct commerce in Quincy, Illinois, the seat of local government for Adams County. Therefore, its total market includes all four counties.
     Mercantile Bank maintained a 16.9% share of its total market and 26.5% of its core market, as measured by the deposits held by Mercantile Bank relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2008. Mercantile Bank’s shares were the largest held by any of the 35 institutions in its total market and 17 institutions in its core market. The next largest shares in the total market were 9.8%, held by a substantially larger federally chartered bank with significant regional and national presence, and 8.7% held by a state chartered bank, and 8.6% held by another locally headquartered bank holding company and its subsidiary bank. The next largest shares in its core market were 15.3% held by another locally headquartered bank holding company and its subsidiary bank, 5.1% held by a substantially larger bank holding company headquartered outside of the market with one or more branches in the market, and 4.9% held by another locally headquartered bank holding company and its subsidiary bank.
     Included in Mercantile Bank’s total market is the greater St. Joseph-Savannah, Missouri market, located in Andrew and Buchanan counties approximately 60 miles north of Kansas City, Missouri. Mercantile Bank’s Savannah and St. Joseph branches maintained a 4.86% share of this market, as measured by the deposits held by Mercantile Bank relative to the deposits held by all FDIC-insured institutions located in the market as of June 30, 2008. Mercantile Bank’s share was the third largest held by any of the 13 institutions in the market. The largest shares in the market were 21.0%, held by a substantially larger state chartered bank, and 19.0% held by a federally chartered bank with significant regional and national presence.

Marine Bank & Trust
     Marine Bank is chartered under the laws of the State of Illinois and offers complete banking and trust services to the commercial, industrial and agricultural areas that it serves. Its full-service branches in Hamilton and Augusta were formerly separately chartered banks (Security State Bank of Hamilton and State Bank of Augusta) until their merger with and into Marine Bank in November 2006. Services include commercial, real estate and personal loans; checking, savings and time deposits; trust and other fiduciary services; brokerage services and safe deposit facilities. The largest portion of Marine Bank’s lending business is related to commercial and agricultural customers. Marine Bank’s principal service area includes the villages of Carthage, Hamilton and Augusta, Hancock County, Illinois; portions of northeastern Adams County, western Schuyler County and southwestern McDonough County, all in Illinois; and the City of Keokuk and Lee County, Iowa. Marine Bank represented net income of approximately $2.0 million included in the Company’s pre-consolidated net loss for 2008 and $1.8 million or 14.1% of the Company’s pre-consolidated net income in 2007. Marine represented approximately $186.5 million or 10.5% of the Company’s pre-consolidated assets as of December 31, 2008 and $170.0 million or 10.3% as of December 31, 2007.
     Marine Bank’s principal banking office is located at 410 Buchanan Street, Carthage, Illinois. Marine Bank owns its main banking premises in fee simple and currently owns and operates a full-service banking facility in each of Hamilton and Augusta, Illinois. Marine Bank also owns and operates six automatic teller machines located in Carthage, Hamilton and Augusta.
     As of December 31, 2008, Marine Bank had 43 full-time employees and 4 part-time employees and approximately 6,959 depositors. The population of its primary service area is approximately 20,000.
     The primary source of Marine Bank’s revenue is from lending activities, which have represented on average approximately 79% of its revenue annually for the years 2006 through 2008. Marine Bank generated the following approximate revenues from loans for the following years: $8.7 million for 2008, $8.8 million for 2007, and $8.6 million for 2006. At December 31, 2008, loans totaled $149 million or 80.0% of Marine Bank’s total assets. Other principal revenue sources are investment securities with approximately 9% of revenue on average, service charges and fees on customer accounts with approximately 6% of revenue on average, and all asset management services combined with approximately 2% of revenue on average.
     As indicated above, Marine Bank’s market includes the core market of Hancock County, Illinois, in which its main office is located, the target markets of McDonough and Schuyler counties in Illinois, which border Hancock County to the east and southeast, respectively, and the target market of Lee County, Iowa, which borders Hancock County to the west. Marine Bank maintained a 7.6% share of its total market and 57.9% of its core market, as measured by the deposits held by Marine Bank relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2008. Marine Bank’s share was the second largest of 28 institutions in its total market. The largest share of 16.7% is held by a federally chartered rural Illinois bank, and the third largest share of 7.2% is held by an Illinois state chartered bank.
Brown County State Bank
     Brown County is chartered under the laws of the State of Illinois and offers complete banking services to the commercial, industrial and agricultural areas that it serves. Its full-service branch in Golden was formerly a separately chartered bank (Golden State Bank) until its merger with and into Brown County in July 2006. Services include commercial, real estate and personal loans; checking, savings and time deposits; brokerage services; safe deposit facilities and other customer services. The largest portion of Brown County’s lending activity involves agricultural operating and real estate loans; however, residential mortgage loans also represent a significant though lesser portion of the bank’s lending activities. Brown County’s principal service area includes the village of Mt. Sterling and Brown County, the village of Camp Point and Adams County, and a portion of southern Hancock County, all in Illinois. Brown County represented net income of approximately $1.2 million included in the Company’s pre-consolidated net loss for 2008 and $923 thousand or 7.2% of the company’s pre-consolidated net income in 2007. Brown County represented approximately $93.3 million or 5.2% of the Company’s pre-consolidated assets as of December 31, 2008 and $80.3 million or 4.8% as of December 31, 2007.

     Brown County’s principal banking office is located at 101 E. Main St., Mt. Sterling, Illinois. Brown County owns the property in fee simple and currently owns and operates a full-service banking facility in Golden, Illinois. Brown County also owns and operates two automatic teller machines in Mt. Sterling and Golden.
     As of December 31, 2008, Brown County had 19 full time employees and 1 part-time employee and approximately 3,005 depositors. The population of its primary service area is approximately 10,000.
     The primary source of Brown County’s revenue is from lending activities, which have represented on average approximately 73% of its revenue annually for the years 2006 through 2008. Brown County generated the following approximate revenues from loans for the following years: $4.3 million for 2008, $3.9 million for 2007, and $3.6 million for 2006. At December 31, 2008, loans totaled $70 million or 75.0% of Brown County’s total assets. Other principal revenue sources are investment securities with approximately 13% of revenue on average, service charges and fees on customer accounts with approximately 6% of revenue on average and all asset management services combined with approximately 4% of revenue on average.
     As indicated above, Brown County’s market includes the core market of Brown County, in which its main office is located, and the target markets of Adams and Hancock counties, which border Brown County to the west and northwest, respectively. Brown County maintained a 2.7% share of its total market and 32.1% of its core market, as measured by the deposits held by Brown County relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2008. Brown County held the second largest share out of 5 institutions in its core market. The largest share was held by another rural Illinois bank with 45.9%. The third-ranked institution in its core market is a state chartered bank headquartered outside of the market that holds an 8.9% share.
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
     Mid-America became a majority-owned subsidiary of the Company in February 2004. The Company’s ownership percentage was 55.5% (84,600 shares) as of December 31, 2008. Mid-America’s financial information has been reported on a consolidated basis with the Company’s financial statements as of December 31, 2008. Mid-America represented a net loss of approximately $7.4 million included in the Company’s pre-consolidated net loss for 2008, and net income of $1.3 million or 10.3% of the Company’s pre-consolidated net income in 2007. Mid-America represented $197.0 million or 11.1% of the Company’s pre-consolidated assets as of December 31, 2008 and $193 million or 11.6% as of December 31, 2007.
     Heartland’s principal banking office is located at 4801 Town Center Drive, Leawood, Kansas. Heartland owns its main banking premises in fee simple and owns and operates two automatic teller machines located in Leawood and Prairie Village. In December 2006, Heartland opened a full-service branch bank in a leased facility in Kansas City, Missouri. A mortgage banking branch in a leased facility in Prairie Village, Kansas was closed in December 2008.
     As of December 31, 2008, Heartland had 29 full-time employees and 2 part-time employees and approximately 2,786 depositors. The population of its primary service area is approximately 1,500,000.
     The primary source of Heartland’s revenue is from lending activities, which have represented on average approximately 87% of its revenue annually for the years 2006 through 2008. Heartland generated the following approximate revenues from loans for the following years: $10.3 million for 2008, $13.3 million for 2007, and $10.1 million for 2006. At December 31, 2008, loans totaled $156 million or 79.0% of Heartland’s total assets. Other principal revenue sources are investment securities with approximately 4% of revenue on average, service charges and fees on customer accounts with approximately 2% of revenue on average, and all asset management services combined with approximately 2% of revenue on average.

     As indicated above, Heartland’s market includes the core market of Johnson County, Kansas, in which its main office is located, and the target market of Jackson County, Missouri, which borders Johnson County to the east and includes Kansas City, Missouri. Together these counties include the Company’s suburban Leawood, Kansas-Kansas City, Missouri market.
     Heartland held relatively small shares of both its total market and core market with 0.6% and 1.1%, respectively, as measured by the deposits held by Heartland relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2008. The largest shares of its total market were 11.6%, 10.8% and 8.0% and were held by substantially larger, federally chartered banks with significant regional and/or national presence. Heartland ranked 31st out of 92 FDIC-insured institutions in its total market and 21st out of 64 such institutions in its core market, as measured by such deposits; therefore, though small, Heartland’s shares were greater than at least one-half of the other institutions in its markets.
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
     Royal Palm became a wholly-owned subsidiary of the Company in November 2006, and its financial information has been reported on a consolidated basis with the Company’s financial statements as of December 31, 2008. Royal Palm represented net loss of approximately $7.1 million included in the Company’s pre-consolidated net loss for 2008 and net income of approximately $444 thousand or 3.4% of the Company’s pre-consolidated net income in 2007. Royal Palm represented approximately $177.7 million or 10.0% of the Company’s pre-consolidated assets as of December 31, 2008, and $168.6 million or 10.2% as of December 31, 2007.
     Royal Palm’s principal banking office is located at 1255 Creekside Parkway, Naples, Florida. Royal Palm leases its main banking premises, owns and operates a full-service banking facility in Fort Myers and leases a full-service banking facility in Marco Island. In addition, Royal Palm owns and operates three automatic teller machines located in Naples, Fort Myers and Marco Island.
     As of December 31, 2008, Royal Palm Bank had 34 full-time employees and 1 part-time employee and approximately 2,238 depositors. The population of its primary service area is approximately 900,000.
     The primary source of Royal Palm’s revenue is from lending activities, which represented on average approximately 83% of its revenue annually for the years 2006 through 2008. Royal Palm generated the following approximate revenues from loans for the following years: $7.8 million for 2008, $9.6 million for 2007, and $10.5 million for 2006, including the period prior to acquisition by the Company in November 2006. At December 31, 2008, loans totaled $131 million or 73.5% of Royal Palm’s total assets. Other principal revenue sources are investment securities with approximately 8% of revenue on average and service charges and fees on customer accounts with approximately 1% of revenue on average.
     As indicated above, Royal Palm’s market includes the core market of Collier County, Florida, in which its main office is located, and the target market of Lee County, Florida, which borders Collier County to the northwest and includes Fort Myers, Florida. Together these counties include the Company’s Southwest Florida market.

     Royal Palm held relatively small shares of both its total market and core market with 0.6% and 1.0%, respectively, as measured by the deposits held by Royal Palm relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2008. The largest shares of its total market were 16.4%, 15.0% and 9.6% and were held by two substantially larger, federally chartered banks with significant regional and/or national presence and one state chartered bank headquartered outside of the market. Royal Palm ranked 26 out of 59 FDIC-insured institutions in its total market and 20 out of 44 such institutions in its core market, as measured by such deposits; therefore, though small, Royal Palm’s shares were greater than almost half of the other institutions in its markets.
HNB Financial Services, Inc.
     HNB Financial Services, Inc. (“HNB Financial”), parent company of HNB National Bank (“HNB”), is chartered under the laws of the State of Missouri and offers complete banking services to the commercial and retail areas that it serves. Its full-service branches in Perry, Monroe City and Bowling Green, Missouri, were formerly branches of a separately chartered bank (Perry State Bank) until its merger with and into HNB National Bank in September 2008. Services include commercial, real estate and personal loans; checking, savings and time deposits; trust and other fiduciary services; safe deposit facilities and other customer services. The largest portion of HNB’s lending business is related to the activities of its real estate customers. HNB’s principal service area includes the communities of Hannibal, Troy, Wentzville, Perry, Monroe City and Bowling Green, Missouri and the counties of Marion, Lincoln, St. Charles, Ralls, Monroe and Pike, Missouri.
     HNB Financial became a wholly-owned subsidiary of the Company in September 2007, and its financial information has been reported on a consolidated basis with the Company’s financial statements as of December 31, 2008, including HNB Financial’s earnings subsequent to the acquisition in September 2007. HNB Financial represented net income of approximately $3.4 million included in the Company’s pre-consolidated net loss for 2008, and $497 thousand of the Company’s pre-consolidated net income in 2007. HNB Financial represented $355.4 million or 20.0% of the Company’s pre-consolidated assets as of December 31, 2008, and $177.9 million or 10.7% as of December 31, 2007.
     HNB Financial’s principal banking office is located at 100 North Main, Hannibal, Missouri. HNB Financial owns its main banking premises, and currently owns and operates a full-service banking facility in each of Perry, Monroe City, Bowling Green, Palmyra, Troy, and Wentzville, Missouri, and four facilities in Hannibal, Missouri. In addition, HNB Financial owns and operates nine automatic teller machines located in Hannibal, Palmyra, Troy, Wentzville, and Warrenton, Missouri. HNB Financial also leases eleven automatic teller machines located in Hannibal, Perry, Monroe City, Bowling Green, Troy, Moscow Mills, and St. Charles, Missouri.
     As of December 31, 2008, HNB Bank had 105 full-time employees and 25 part-time employees and approximately 15,879 depositors. The population of its primary service area is approximately 80,000.
     The primary source of HNB Financial’s revenue is from lending activities, which represented on average approximately 74% of its revenue annually for the years 2007 and 2008. HNB Financial generated approximate revenues from loans of $18.2 million and $18.7 million at December 31, 2008, and December 31, 2007, respectively, including the period prior to acquisition by the Company in September 2007. At December 31, 2008, loans totaled $272 million or 76.7% of HNB Financial’s total assets. Other principal revenue sources are investment securities with approximately 9% of revenue on average, service charges and fees on customer accounts with approximately 9% of revenue on average and all asset management services combined with approximately 1% of revenue on average.
     As indicated above, HNB Financial’s market includes the core market of Marion County, Missouri, in which its main office is located, and the target markets of Audrain, Monroe, Pike, Lincoln, Ralls, and St. Charles counties, Missouri, in which it maintains branches.

     HNB Financial maintained 2.1% share of its total market and 20.7% shares of its core market as measured by the deposits held by HNB Financial relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2008. The largest shares of its total market were 12.3%, 10.2% and 7.5%, and all three were held by substantially larger, federally chartered banks with significant regional and/or national presence. HNB Financial ranked 14 out of 51 FDIC-insured institutions in its total market and was the second largest of 10 such institutions in its core market, as measured by such deposits.
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
     Limitation on Activities. The activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies that qualify and register as “financial holding companies” are also able to engage in certain additional financial activities, such as securities and insurance underwriting, subject to limitations set forth in federal law. As of December 31, 2008, the Company was not a “financial holding company.”

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
     On December 31, 2008 and 2007, the Company was in compliance with all of the FRB’s capital adequacy guidelines.
     The Company has issued the following amounts of junior subordinated debentures to Mercantile Bancorp Capital Trust I, II, III and IV (the “Trusts”), respectively: $10.3 million in August 2005, $20.6 million in July 2006, $10.3 million in July 2006 and $20.6 million in August 2007. The Trusts are wholly-owned unconsolidated subsidiaries, which were formed for the purpose of these transactions. The Company owns all of the securities of the Trusts that possess general voting powers. In connection with the Company’s issuance of the debentures to the Trusts, the Trusts issued cumulative preferred securities to third parties in private placement offerings. The Trusts invested the proceeds of its issuances in the Company’s junior subordinated debentures. In accordance with current bank regulations, 25% of Tier 1 capital may be comprised of the junior subordinated debentures owed to the Trusts, with any excess above the 25% limit included in Tier 2 capital. As of December 31, 2008, all of the Company’s junior subordinated debentures qualify as either Tier 1 or Tier 2 capital. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust-preferred securities in the calculation for Tier 1 capital for regulatory purposes. The final rule provides a five-year transition period ending March 31, 2009, for application of the quantitative limits. The rule will limit the Company’s amount of junior subordinated debt to 25% of Tier 1 capital net of goodwill, with any excess includable in Tier 2, subject to a limit of 50% of total Tier 1 and Tier 2 capital. However, there will be no impact to the Company’s total risk-based capital as the Company’s excess over the 25% Tier 1 limit will be includable in Tier 2 capital based on the Company’s current debt and capital structure.

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
Laws and Regulations Applicable to the Company’s Subsidiary Banks
     General. The Company’s three subsidiary banks located in Illinois, Mercantile Bank, Marine Bank and Brown County, are all state non-member banks. As such, they are subject to regulation and supervision by the Illinois Department of Financial and Professional Regulation and the Federal Deposit Insurance Corporation (“FDIC”). The Company’s Missouri bank, HNB, is a federally chartered bank subject to regulation and supervision by the Missouri Division of Finance and the OCC. Heartland, the Company’s subsidiary bank in Kansas, is a state non-member bank and is subject to regulation and supervision by the Kansas Division of Banking and the FDIC. Royal Palm Bank, the Company’s subsidiary bank in Florida, is a state non-member bank and is subject to regulation and supervision by the Florida Office of Financial Regulation and the FDIC.
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
     Bank Regulatory Capital Requirements. The FDIC has adopted minimum capital requirements applicable to state non-member banks which are similar to the capital adequacy guidelines established by the FRB for bank holding companies. These guidelines are discussed above under “Laws and Regulations Applicable to Bank Holding Companies — Regulatory Capital Requirements.”
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
     On December 31, 2008 and 2007, all of the Company’s subsidiary banks were “well capitalized” under applicable requirements.
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
     The Emergency Economic Stabilization Act of 2008 (“EESA”), enacted by Congress on October 3, 2008,temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009. On October 14, 2008 the FDIC instituted the Temporary Liquidity Guaranty Program (“TLGP”) which provides full deposit coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount. This coverage is over and above the $250,000 in coverage otherwise provided to a customer. The Company’s subsidiary banks have each opted into the TLGP. The additional cost of this program, assessed on a quarterly basis, is a 10 basis point annualized surcharge on balances in non-interest bearing transactions accounts that exceed $250,000. The Company does not believe this surcharge will have a material effect on its results of operations in 2009.
     During 2008, losses from bank failures diminished the Depository Insurance Fund. Late in 2008 the FDIC announced a multi-year restoration plan for the Fund, which included an increase in deposit insurance rates of 7 basis points across all rate categories, effective for the first quarter of 2009. Further rate increases may be imposed in 2009 or later to restore or maintain the Fund.
     On February 27, 2009, the FDIC announced it had adopted an interim rule to impose a 20 basis point emergency special assessment on June 30, 2009 which will be collected on September 30, 2009. The interim rule also provides that an additional emergency assessment of up to 10 basis points may be imposed if the reserve ratio of the Deposit Insurance Fund is estimated to fall to a level that the Board believes would adversely affect public confidence or to a level which shall be close to zero or negative at the end of the calendar quarter. The 20 basis point assessment is based on the institution’s assessment base which is total deposits. The FDIC is also scheduled to increase the normal assessment rates with the intent being to replenish the Deposit Insurance Fund to the statutory limit of 1.15% of insured deposits by December 31, 2013. The additional amount that would be imposed on the Company as a result of the June 30, 2009 interim rule, if approved, would be approximately $2,589,000 if the June 30, 2009 assessment base is consistent with that at December 31, 2008.
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
Regulation of Other Non-Banking Activities
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
EESA Legislation & TARP Participation
     In October 2008, the U.S. Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”). EESA was an attempt to address several difficulties facing the banking system and financial markets in the U.S. Among other things, EESA temporarily increased the FDIC deposit account insurance limit from $100,000 to $250,000, created, preserved, or extended certain tax incentives, and authorized the SEC to modify a ‘fair value’ accounting rule. Under EESA the U.S. Department of the Treasury (“Treasury”) and the FDIC have established, among other things, a Troubled Asset Relief Program (“TARP”) and, under the TARP, a Capital Purchase Program (“CPP”) and a Temporary Liquidity Guarantee Program (“TLGP”), all of which are applicable to banks and their holding companies.
     As the Company has previously disclosed, the Company filed an application in November 2008 to participate in the CPP; however, its application is on hold at this time while the Company considers various capital-raising alternatives. Participation in the CPP would make several terms, restrictions and covenants of CPP applicable to the Company, including, but not limited to, restrictions regarding the payment of dividends, redemption or repurchase of capital stock, certain business combinations, and executive compensation. The terms, restrictions and covenants of the CPP are explained in more detail on the Treasury’s website at www.ustreas.gov. The Company has made no decision at this time whether to pursue participation in the CPP.
     In February 2009, the U.S. Congress enacted the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”). A provision of the Recovery Act significantly expanded EESA’s restrictions on executive compensation and extended those new restrictions to certain additional employees.
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
     Liquidity risk may affect the ability of the Company to meet future contractual obligations. Liquidity risk is the risk that the Company will have insufficient cash or access to cash to satisfy current and future financial obligations, including demands for loans and deposit withdrawals, funding operating costs, and for other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. The Company’s liquidity could be constrained in particular by an unexpected inability to access the capital markets due to a variety of market dislocations or interruptions. Results of operations could be affected if the Company were unable to satisfy current or future financial obligations.
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
     If economic conditions worsen, the Company may suffer from credit risk and the Company’s allowance for loan losses may not be adequate to cover actual losses. Credit risk is the risk that loan customers or other counter-parties will be unable to perform their contractual obligations resulting in a negative impact on earnings. Like all financial institutions, the Company maintains an allowance for loan losses to provide for loan defaults and non-performance. The allowance for loan losses is based on historical loss experience as well as an evaluation of the risks associated with the loan portfolio, including the size and composition of the portfolio, current economic conditions and geographic concentrations within the portfolio. If the economy in the Company’s primary geographic market areas should worsen, this may have an adverse impact on the loan portfolio. If for any reason the quality of the portfolio should weaken, the allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect financial results.
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
     The Company is subject to the local economies where it operates, and unfavorable economic or market conditions in these areas could have a material adverse effect on the Company’s financial condition and results of operations. The Company’s success depends upon the general business and economic conditions in the United States and in its primary areas of operation. Economic conditions in the local market areas, including the agricultural prices for land and crops and commercial and residential real estate values, may have an adverse effect on the quality of the Company’s loan portfolio and financial performance. An economic downturn within the Company’s footprint could negatively impact household and corporate incomes. This impact may lead to decreased demand for loan and deposit products and increase the number of customers who fail to pay interest or principal on their loans.

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
     Recent, ongoing unfavorable economic conditions may continue or worsen. Unfavorable conditions that have affected the economy and financial markets since mid-2007, further intensified in 2008, as did a global economic slowdown, resulting in an overall decrease in the confidence in the markets and with negative effects on the business, financial condition and results of operations of financial institutions in the United States and other countries. The Company’s business activities and earnings are affected by these general business conditions. Dramatic declines in the housing market over the past two years, with falling home prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. Market developments may further erode consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact the Company’s charge-offs and provision for loan losses. Continuing economic deterioration that affects household and/or corporate incomes could also result in reduced demand for loan or fee-based products and services. In addition, changes in securities market conditions and monetary fluctuations could adversely affect the availability and terms of funding necessary to meet the Company’s liquidity needs. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Company and others in the financial institutions industry.
     Current levels of market volatility are unprecedented. The market for certain investment securities has become highly volatile or inactive, and may not stabilize or resume in the near term. This volatility has resulted in significant fluctuations in the prices of those securities, and additional market volatility may continue to adversely affect the Company’s results of operations.
     There can be no assurance that recently enacted legislation will stabilize the U.S. financial markets. The Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law in October 2008 for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Shortly thereafter, the U.S. Department of the Treasury announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions (the “Capital Purchase Program”). In February 2009, the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) was passed, which is intended to stabilize the financial markets and slow or reverse the downturn in the U.S. economy, and which revised certain provisions of the EESA. The FDIC has also commenced a guarantee program under which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions. There can be no assurance, however, that the EESA and its implementing regulations, the Recovery Act, the FDIC programs, or any other governmental program will have a positive impact on the financial markets. The failure of the EESA, the Recovery Act, the FDIC programs, or any other actions of the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, access to credit or the trading price of the Company’s common stock.

     The Company may be adversely affected by recently enacted or contemplated legislation and rulemaking. The programs established or to be established under the EESA and Troubled Asset Relief Program, as well as restrictions contained in current or future rules implementing or related to them and those contemplated by the Recovery Act, may adversely affect the Company if the Company elects to participate in the programs in the future. In specific, any governmental or regulatory action having the effect of requiring the Company to obtain additional capital, whether from governmental or private sources, could have a material dilutive effect on current shareholders. The Company would face increased regulation of the Company’s business and increased costs associated with these programs. The EESA, as amended by the Recovery Act, contains, among other things, significant restrictions on the payment of executive compensation, which may have an adverse effect on the retention or recruitment of key members of senior management. Also, the Company’s participation in the Capital Purchase Program limits (without the consent of the Department of Treasury) the Company’s ability to increase the Company’s dividend and to repurchase the Company’s common stock for up to three years. Similarly, programs established by the FDIC may have an adverse effect on the Company, due to the costs of participation.
     The soundness of other financial institutions could adversely affect the Company. The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to many different counterparties, and the Company routinely executes transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by the Company or by other institutions. Many of these transactions expose the Company to credit risk in the event of default of the Company’s counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due the Company. There is no assurance that any such losses would not materially and adversely affect the Company’s results of operations.
     The Company may continue to suffer increased losses in its loan portfolio despite its underwriting practices. The Company seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices. These practices often include: analysis of a borrower’s credit history, financial statements, tax returns and cash flow projections; valuation of collateral based on reports of independent appraisers; and verification of liquid assets. Although the Company believes that its underwriting criteria are, and historically have been, appropriate for the various kinds of loans it makes, the Company has already incurred higher than expected levels of losses on loans that have met these criteria, and may continue to experience higher than expected losses depending on economic factors and consumer behavior.
     The Company’s declines in the value of securities held in the investment portfolio may negatively affect earnings. The value of an investment in the Company’s portfolio could decrease due to changes in market factors. The market value of certain investment securities is volatile and future declines or other-than-temporary impairments could materially adversely affect future earnings and regulatory capital. Continued volatility in the market value of certain investment securities, whether caused by changes in market perceptions of credit risk, as reflected in the expected market yield of the security, or actual defaults in the portfolio could result in significant fluctuations in the value of the securities. This could have a material adverse impact on the Company’s accumulated other comprehensive income and stockholders’ equity depending upon the direction of the fluctuations.
     Furthermore, future downgrades or defaults in these securities could result in future classifications as other-than-temporarily impaired. The Company has invested in corporate securities of financial institutions and stock in the Federal Home Loan Bank of Chicago and Federal Reserve Bank of St. Louis. Deterioration of the financial stability of the underlying financial institutions for these investments could result in other-than-temporary impairment charges to the Company and could have a material impact on future earnings.

     The Company’s stock price could decline from levels at December 31, 2008. The Company evaluates goodwill balances at least annually for impairment, and if the value of its business declines, an impairment charge on goodwill could be recognized. The Company performed an annual goodwill impairment assessment as of December 31, 2008. The Company’s valuation for goodwill impairment includes comparable merger and acquisition transactions, discounted cash flow and present value analysis, dilution analysis, premium-to-market analysis and representative potential acquisition modeling. Based on this analysis, the Company concluded that the fair value of its reporting units exceeded the fair value of its assets and liabilities and, therefore, goodwill was not impaired at December 31, 2008. It is possible that the assumptions and conclusions regarding the valuation of the Company’s lines of business could change adversely, which could result in the recognition of impairment of goodwill, and have a material effect on the Company’s financial position and future results of operations.
     The Company has been in noncompliance with certain loan covenants with its primary lender. The Company’s notes payable with Great River Bancshares, Inc. have various covenants including ratios relating to the Company’s capital, allowance for loan losses, return on assets, non-performing assets and debt service coverage. The Company has been in noncompliance with the non-performing assets covenant requiring an 18% maximum ratio of non-performing assets to primary capital of the subsidiary banks. At December 31, 2008, the Company’s ratio was 26%. The Company has been in noncompliance with the fixed charge coverage ratio covenant requiring a minimum ratio of 1.10 to 1.00. The Company’s ratio was (.72) to 1.00. The Company has received a waiver from the lender relating to the debt covenant violations through September 30, 2009. If the Company is not in compliance with such covenants after September 30, 2009, the lender could require repayment of the notes before their otherwise stated maturity. In such a case, the Company would be compelled to obtain funding to make the repayment or suffer a default under the notes or to obtain a further waiver. While the Company is executing steps towards becoming in compliance with the covenants and developing a capital and debt restructuring plan that would consider both private and governmental options, there is no assurance the Company will be in compliance with the covenants after September 30, 2009, would be able to obtain a further waiver (if needed), or be able to execute on the capital and debt restructuring plan effectively prior to September 30, 2009.
     There is no assurance the Company will be able to implement successfully its capital raising and debt restructuring plan. The Company is developing and implementing a capital raising and debt restructuring plan to address its future needs for capital. Recently, it engaged an investment banking firm to assist with the process. While the Company is committed to the completion and execution of the plan and is devoting necessary resources to achieve that result, there can be no assurance the Company will be able to execute on the plan successfully under current market conditions.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
     As of December 31, 2008, the Company’s principal office is located in a building owned and also occupied by Mercantile Bank in Quincy, Illinois. Mercantile Bank began construction of this building in 2006 and completed it in January 2008. Total capital expenditures for the project were approximately $14,424,000. Each of the Company’s subsidiary banks operates from a main office, branch locations, and other offices in their respective communities. In the aggregate, the Company’s banks have six main offices, eighteen full-service branch locations and two other offices.
     The banks own all of their main offices, branches and other locations, except for one main bank, five branches and one other office that are leased. All of the leases have initial and/or renewal terms that the Company’s management deems adequate to accommodate its present business plans for such locations. The total net book value of the Company’s and subsidiary banks’ investment in premises and equipment was $40.6 million as of December 31, 2008, and $42.0 million as of December 31, 2007.
     Item 3. Legal Proceedings

     The Company and its subsidiary banks are involved in various legal actions arising from ordinary business activities. Management believes that the liability, if any, arising from such actions will not have a material adverse effect on the Company’s financial statements or business.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of 2008.

Item 4A. Executive Officers of Registrant
     The following information is provided for the Company’s executive officers as of January 1, 2009. Messrs. Dugan and Awerkamp are also directors of the Company. The executive officers are elected annually by the Board of Directors.
     Dan S. Dugan, age 68, has served as the Chairman of the Company since 1983 and Mercantile Bank since 1980. He served as President and Chief Executive Officer of the Company from 1983 until his retirement on February 28, 2007 and as President and CEO of Mercantile Bank from 1980 to 2005. Mr. Dugan continues to serve as a director of Mercantile Bank, Mid-America, Royal Palm and HNB.
     Ted T. Awerkamp, age 51, has been President and Chief Executive Officer of the Company since March 1, 2007, and also serves as a director of Mercantile Bank, Marine Bank, Brown County, Royal Palm and HNB. Mr. Awerkamp previously held the position of Vice President and Secretary of the Company since 1994, as well as President and CEO of Mercantile Bank since 2005. He served as Executive Vice President and Chief Operating Officer of Mercantile Bank from 1993 to 2005. Prior to that time, he served as Assistant Vice President and Vice President of Mercantile Bank and as President of the former Security State Bank of Hamilton (now merged with Marine Bank). Mr. Awerkamp has been a member of the Board of Directors of the Company and Mercantile Bank since 1994.
     Michael P. McGrath, age 54, has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company since December 2006, and as Secretary of the Company since March 1, 2007. He served as Vice President and Treasurer of the Company from 1986 to December 2006 and as Senior Vice President and Controller of Mercantile Bank from 2002 to December 2006. From 1985 through 2002, he served as Vice President and Controller of Mercantile Bank. Prior to 1985, he was a certified public accountant with the firm of Gray Hunter Stenn LLP in Quincy, Illinois.
     Daniel J. Cook, age 53, has served as Executive Vice President and Chief Investment Officer of the Company since December 2006. He served as Vice President-Investments of the Company from 2005 to December 2006 and Senior Vice President-Investments of Mercantile Bank from 2002 to December 2006. Prior to 2002, he served as Vice President-Investments for Mercantile Bank. Mr. Cook also has served as President of MII since January 2003. Before joining Mercantile Bank in 1993, Mr. Cook was Vice President-Investments of Southwest Bank of St. Louis. He coordinates investment purchases and sales, manages asset/liability allocations, and assists in formulating and executing investment policies for the Company and its subsidiary banks.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The common stock, $.42 par value per share of the Company (the “Common Stock”), the Company’s only outstanding capital stock, is registered under the Securities Exchange Act of 1934 and began trading on the American Stock Exchange (now NYSE Alternext US) (the “Exchange”) on February 28, 2005, under the symbol MBR. Prior to that date, the Company’s shares were traded between shareholders and third parties either privately or through market makers utilizing the Over-the-Counter Bulletin Board (the “OTCBB”), a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. During such period, price information concerning trades through the OTCBB was available from the OTCBB.
     Based on information obtained from the Exchange and the OTCBB, the high and low bid quotations for the Common Stock for each of the quarters of 2008 and 2007, the two last completed fiscal years of the Company, are set forth in the table below and have been adjusted to reflect the three-for-two stock split in December 2007. All such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.
     As of December 31, 2008, there were 222 record holders of the Common Stock, which includes 54 holders whose shares are held by The Depository Trust Company, a registered clearing agency, but excludes persons or entities holding stock in nominee or street name through various banks, brokerage houses and other institutions. The exact number of beneficial owners is unknown to the Company at this time.
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
     In February 2006, the Company announced a new dividend policy. Subject to the Board of Directors’ ongoing assessment of the Company’s financial performance and capital needs, the Company would make four equal quarterly dividend payments. Formerly, the Company had made three small quarterly payments and a larger, special year-end dividend, the amount of which was based on the Company’s net income for the entire year. In March 2009, the Company announced its Board of Directors has elected to suspend the Company’s quarterly dividend in response to uncertain economic conditions and recognizing the primary importance of maximizing the Company’s capital position.
     For the fiscal years 2008 and 2007, the dollar amount of the dividends paid per share of Common Stock are set forth on the table below. All per share amounts have been restated to reflect the three-for-two stock split in December 2007.

	Price Range		Cash Dividends
2008	High($)	Low($)	Declared Per Share ($)
1st Quarter	18.65	16.55	.06
2nd Quarter	18.61	14.95	.06
3rd Quarter	18.90	15.30	.06
4th Quarter	17.67	10.36	.06

	Price Range		Cash Dividends
2007	High($)	Low($)	Declared Per Share ($)
1st Quarter	15.08	14.40	.06
2nd Quarter	15.23	14.80	.06
3rd Quarter	16.23	14.13	.06
4th Quarter	17.77	15.30	.06
     There were no issuer purchases of equity securities (i.e., the Company’s common stock) during the three months ended December 31, 2008:

			Total Number of Shares	Maximum Approximate Dollar
Fourth Quarter	Total Number of		Purchased as Part of	Value of Shares that May Yet
2008 Calendar	Shares Purchased	Average Price Paid	Publicly Announced Plans	Be Purchased Under the Plans
Month	(1)	per Share (1)	or Programs (2)	or Programs (3)

October	0	n/a	0	$8,229,424
November	0	n/a	0	$8,229,424
December	0	n/a	0	$8,229,424
Total	0	n/a	0

(1)	The total number of shares purchased and the average price paid per share include, in addition to other purchases, shares purchased in the open market and through privately negotiated transactions by the Company’s 401(k) Profit Sharing Plan. For the months indicated, there were no shares purchased by the Plan.

(2)	Includes only those shares that were repurchased under the Company’s publicly announced stock repurchase program, i.e. the $10 million stock repurchase program approved by the Board on August 15, 2005 and announced on August 17, 2005 (the “2005 Repurchase Program”). Does not include shares purchased by the Company’s 401(k) Profit Sharing Plan.

(3)	Dollar amount of repurchase authority remaining at month-end under the 2005 Repurchase Program, the Company’s only publicly announced repurchase program in effect at such dates. The 2005 Repurchase Program is limited to 883,656 shares (10% of the number of outstanding shares on the date the Board approved the program, adjusted to reflect the three-for-two stock split in December 2007), subject to adjustment, but not to exceed $10 million in repurchases.
Company Performance
     Set forth below is a line graph comparing the cumulative total stockholder return on the Company’s common stock over an approximately three-year period ending on December 31, 2008, with the cumulative total return on the S&P 500 Regional Banks Index and the Russell 2000 Index over the same period, assuming the investment of $100 in each on February 28, 2005, the first date the Company’s common stock was registered with the Securities and Exchange Commission and listed for trading on the NYSE Alternext US (formerly the American Stock Exchange), and the reinvestment of all dividends. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of the Company’s common stock.

Company/Index	Feb 05	Mar 06	Jun 06	Sep 06	Dec 06	Mar 07	Jun 07	Sep 07	Dec 07	Mar 08	Jun 08	Sep 08	Dec 08

Mercantile Bancorp, Inc.	$100.00	$121.78	$118.93	$116.27	$118.67	$118.67	$121.07	$122.40	$139.60	$145.83	$131.47	$123.78	$85.35
S&P 500 Regional Banks Index	$100.00	$104.39	$105.17	$108.73	$112.03	$109.56	$107.10	$95.85	$76.69	$68.60	$45.60	$56.70	$40.11

Russell 2000 Index	$100.00	$120.67	$114.29	$114.44	$124.22	$126.28	$131.49	$127.03	$120.81	$108.50	$108.77	$107.18	$78.77

Item 6. Selected Financial Data
     The following selected financial data for each of the five years in the period ended December 31, 2008, have been derived from Mercantile Bancorp, Inc.’s annual consolidated financial statements. The financial data for each of the three years in the period ended December 31, 2008, appears elsewhere in this report. This financial data should be read in conjunction with the financial statements and the related notes thereto appearing in this report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands, except per share data)

BALANCE SHEET ITEMS
Securities	$194,097	$205,757	$188,579	$165,066	$173,371
Loans held for sale	4,366	3,338	1,660	3,635	3,367
Loans	1,339,374	1,212,051	1,031,656	857,648	768,722
Allowance for loan losses	23,467	12,794	10,613	8,082	7,115
Total assets	1,774,983	1,639,145	1,422,827	1,137,824	1,040,553
Total deposits	1,462,276	1,319,459	1,166,814	946,129	873,427
Short-term borrowings	49,227	45,589	26,338	32,587	21,385
Long-term debt	146,519	143,358	107,249	51,720	49,758
Minority interest	5,735	9,446	9,198	7,561	3,438
Stockholders’ equity	98,957	108,282	100,658	91,488	85,982

RESULTS OF OPERATIONS
Interest and dividend income	$93,988	$95,943	$76,150	$59,780	$49,786
Interest expense	50,655	53,461	38,414	24,338	17,993
Net interest income	43,333	42,482	37,736	35,442	31,793
Provision for loan losses	23,845	2,969	3,914	2,368	1,746
Noninterest income	13,995	13,936	13,823	8,547	7,857
Noninterest expense	54,174	39,385	31,509	27,817	25,878
Minority interest	(3,321)	622	792	648	151
Income tax expense (benefit)	(8,549)	3,441	5,025	3,652	3,557
Net income (loss)	(8,821)	10,001	10,319	9,504	8,318

CAPITAL RATIOS
Total capital to risk-weighted assets	9.25%	10.49%	10.92%	11.75%	10.42%
Tier 1 capital to risk-weighted assets	6.10%	7.86%	9.70%	10.88%	9.55%
Tier 1 capital to average assets	5.08%	6.72%	8.09%	9.00%	7.49%

PER SHARE DATA
Basic earnings (loss) per share (1)	$(1.01)	$1.15	$1.18	$1.08	$.95
Cash dividends	.24	.24	0.21	0.20	0.17
Book value	11.37	12.43	11.50	10.35	9.80

OTHER INFORMATION
Return on average assets	(.52)%	0.68%	0.85%	0.88%	0.83%
Return on average equity	(8.40)%	9.60%	10.84%	10.59%	9.98%
Dividend payout ratio	(23.68)%	20.87%	17.80%	18.52%	17.89%
Net interest margin	2.85%	3.18%	3.38%	3.55%	3.43%
Average stockholders’ equity to average assets	6.17%	7.08%	7.87%	8.33%	8.34%
Allowance for loan losses as a percentage of total loans	1.75%	1.06%	1.03%	0.94%	0.92%
Full service offices	26	27	22	18	19

(1)	In December 2007, the Company’s Board of Directors approved a three-for-two stock split. Share and per share data in the selected consolidated financial information have been retroactively restated for the stock split as if it occurred on January 1, 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following is management’s discussion and analysis of the financial condition and results of operations of Mercantile Bancorp, Inc. for the years ended December 31, 2008, 2007, and 2006. It should be read in conjunction with “Business,” “Selected Financial Data,” the consolidated financial statements and the related notes to the consolidated financial statements.
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
     Factors which could cause or contribute to such differences include but are not limited to:
•	general business and economic conditions on both a regional and national level;

•	worldwide political and social unrest, including acts of war and terrorism;

•	increased competition in the products and services we offer and the markets in which we conduct our business;

•	the interest rate environment;

•	fluctuations in the capital markets, which may directly or indirectly affect our asset portfolio;

•	legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry;

•	technological changes, including the impact of the Internet;

•	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

•	accounting principles, policies, practices or guidelines.

•	deposit attrition, operating costs, customer loss and business disruption greater than the Company expects;

•	impairment of the goodwill and core deposit intangibles the Company has recorded with acquisitions and the resulting adverse impact on the Company’s profitability; and

•	the occurrence of any event, change or other circumstance that could result in the Company’s failure to develop and implement successfully capital raising and debt restructuring plans.
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
Overview
General
     Mercantile Bancorp, Inc. is a six-bank holding company headquartered in Quincy, Illinois with 28 banking facilities (26 full service offices, 1 stand-alone drive-up facility and 1 loan production office) serving 21 communities located throughout west-central Illinois, central Indiana, northern Missouri, eastern Kansas, and southwestern Florida. In addition to the six banks included in its consolidated group, the Company has minority interests in eight other banking organizations located in Missouri, Georgia, Tennessee, Florida, Colorado and California. The Company is focused on meeting the financial needs of its markets by offering competitive financial products, services and technologies. It is engaged in retail, commercial and agricultural banking and its core products include loans, deposits, trust and investment management.
     On January 1, 2008, Mercantile Trust & Savings Bank changed its name to Mercantile Bank after receiving regulatory approval.
     On February 19, 2008, the Company announced the opening of a loan production office in Carmel, Indiana, a suburb of Indianapolis. This office operates as an adjunct of Mercantile Bank, and the Company has received regulatory approval to develop it into a full service banking facility in 2009.
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
     Although the strategic plan has been developed, the Company acknowledges that its goals may be difficult to achieve due to the fact that many of its competitors are well-established, larger financial institutions with substantially greater resources and lending limits. These institutions offer some services, such as extensive and established branch networks and trust services that the Company either does not provide, or does not provide to the same extent as these other institutions. In addition, many non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Other concerns that could produce a negative impact on profitability include unanticipated fluctuations in interest rates, reductions in loan volume, decline in asset quality, inability to attract and retain experienced bank management and deteriorating economic conditions.
     Unfavorable conditions that have affected the economy and financial markets since mid-2007, further intensified in 2008, as did a global economic slowdown, resulting in an overall decrease in the confidence in the markets and with negative effects on the business, financial condition and results of operations of financial institutions in the United States and other countries. The Company’s business activities and earnings, and thus its ability to implement its strategic plans, are affected by these general business conditions. Dramatic declines in the housing market over the past two years, with falling home prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. Despite these unprecedented challenges, the Company believes its strategic plans, grounded solidly in community banking, should position the Company to weather these difficulties and to succeed when the economy improves.
Results of Operations
     The Company generates the majority of its revenue from interest on loans, income from investment securities and service charges on customer accounts. These revenues are offset by interest expense incurred on deposits and other borrowings and noninterest expense such as administrative and occupancy expenses. Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest margin is determined by dividing net interest income by average interest-earning assets. Interest and dividend income is the largest source of revenue, representing 87% of total revenue during 2008 and 2007. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin.

     The Company’s net interest margin declined in 2008, primarily due to the Federal Open Market Committee (“FOMC”) cutting the target federal funds rate by 400 basis points over the course of the year. In addition, the Federal Reserve made open market purchases of longer-dated financial instruments in order to compress long term interest rates. These actions by FOMC and the Federal Reserve caused declines in the Prime rate, LIBOR and other benchmark rates to which many of the Company’s loans are indexed, resulting in significant decreases in asset yields. Due to the lower interest rate environment, the Company was able to reduce its interest expense on deposits and borrowings as well, but the drop in cost of funds was not sufficient to offset the reduced asset yields. Net interest margins were 2.85%, 3.18%, and 3.38%, for the years ended December 31, 2008, 2007, and 2006, respectively.
     Net loss was $8.8 million for the year ended December 31, 2008. Net income was $10.0 million and $10.3 million for the years ended December 31, 2007 and 2006, respectively. The main factors contributing to the decrease in net income in 2008 were an increases in provision for loan losses of $20.9 million and noninterest expense of $14.8 million, partially offset by an increase in net interest income of $851 thousand, an increase in noninterest income of $59 thousand, a decrease in minority interest of $3.9 million and a decrease in provision for income taxes of $12.0 million. Basic earnings (loss) per share, reflecting the three-for-two stock split in December 2007, were $(1.01), $1.15, and $1.18 for the years ended December 31, 2008, 2007, and 2006, respectively.
Financial Condition
     Total assets at December 31, 2008 were $1.8 billion compared with $1.6 billion at December 31, 2007, an increase of $136 million or 8.3%, primarily attributable to organic growth and the establishment of a loan production office in Carmel, Indiana. Total loans, including loans held for sale, at December 31, 2008 were $1.3 billion compared with $1.2 billion at December 31, 2007, an increase of $128 million or 10.6%. Total deposits at December 31, 2008 were $1.5 billion compared with 1.3 billion at December 31, 2007, an increase of $143 million or 10.8%. Total stockholders’ equity at December 31, 2008 was $99.0 million compared with $108.2 million at December 31, 2007, a decrease of $9.3 million or (8.6)%.
     The Company’s growth in its loan portfolio was the primary factor contributing to the increase in net interest income in 2008. The allowance for loan losses, as a percentage of total loans, increased as of December 31, 2008, compared with December 31, 2007, lessening the impact on earnings from future losses in the loan portfolio. Nonperforming loans and nonperforming other assets to total loans increased to 3.57% of loans as of December 31, 2008 from 2.18% of loans as of December 31, 2007. The allowance for loan losses, as a percentage of total loans, increased to 1.75% as of December 31, 2008 from 1.06% as of December 31, 2007. Provision for loan losses increased $20.9 million to $23.8 million for 2008 from $3.0 million for 2007. Interest rate risk exposure is actively managed and relatively low.
Capital
     As of December 31, 2008 and 2007, the Company and each of its subsidiary banks were categorized as adequately or well-capitalized under the capital adequacy guidelines established by the bank regulatory agencies.

	2008	2007	2006

Dividend payout ratio (dividends per share divided by net income per share)	N/A	20.87%	17.80%
Equity to assets ratio (average equity divided by average total assets)	6.17%	7.08%	7.87%
Return on Equity and Assets

	2008	2007	2006

Return on assets (net income (loss) divided by average total assets)	(.52)%	0.68%	0.85%
Return on equity (net income (loss) divided by average equity)	(8.40)%	9.60%	10.84%

Summary of Banking Subsidiaries and Cost and Equity Method Investments
     The Company’s consolidated income (loss) is generated primarily by the financial services activities of its subsidiaries. As of December 31, 2008, the Company has five wholly-owned banks, one majority-owned bank, and minority interests in eight other unconsolidated banking organizations. The following table illustrates the amounts of net income (loss) contributed by each of the consolidated subsidiaries (on a pre-consolidation basis) since January 1, 2006, less purchase accounting adjustments.

		12/31/08
	Date	Ownership	Pre-consolidated Net Income (Loss)
Subsidiary	Acquired	Percentage	2008		2007		2006
			(dollars in thousands)

Mercantile Bank	4/15/83	100.00%	$2,930	N/A	$5,559	43.2%	$5,571	49.9%
Marine Bank & Trust	4/02/91	100.00%	2,025	N/A	1,813	14.1%	1,563	14.0%
Perry State Bank	10/04/94	100.00%	—	N/A	1,888	14.7%	1,601	14.3%
Brown County State Bank	12/07/97	100.00%	1,207	N/A	923	7.2%	882	7.9%
Farmers State Bank of
Northern Missouri	10/4/99	100.00%	—	N/A	408	3.2%	(246)	(2.2)%
Mid America Bancorp, Inc.	2/28/05	55.52%	(7,453)	N/A	1,322	10.3%	1,655	14.8%
Royal Palm Bancorp, Inc.	11/10/06	100.00%	(7,107)	N/A	444	3.4%	148	1.3%
HNB Financial Services, Inc.	9/07/07	100.00%	3,390	N/A	497	3.9%	—	0.0%

Total			$(5,008)	N/A	$12,854	100.0%	$11,174	100.0%
     During 2008, Mid-America repurchased 2,572 shares of its common stock, resulting in the Company’s percentage ownership of Mid-America increasing to 55.5% as of December 31, 2008 from 54.6% as of December 31, 2007.
     The following table details the Company’s cost method investments in common stock of other banking organizations that are not consolidated with the Company:

	(1)
	Premier Community Bank of the		(2)		(3)
	Emerald Coast		Integrity Bank		Premier Bancshares, Inc.
Date	Number of Shares	Cost	Number of Shares	Cost	Number of Shares	Cost
	(dollars in thousands)

12/02/03			69,500	$695
11/29/05					100,000	$1,000
06/21/06	50,000	$500
03/09/07

Total as of 12/31/08	50,000	$500	69,500	$695	100,000	$1,000

Ownership Percentage as of 12/31/08	2.5%		4.3%		.82%

	(4)
	Brookhaven Bank
Date	Number of Shares	Cost

6/20/07
7/17/07	112,275	$1,123
9/17/07	4,396	44

Total as of 12/31/08	116,671	$1,167

Ownership Percentage as of 12/31/08	4.9%

(1)	Premier Community Bank of the Emerald Coast is a privately held bank holding company located in Crestview, Florida, with total assets of $124 million as of December 31, 2008.

(2)	Integrity Bank is a privately held bank located in Jupiter, Florida with total assets of $129 million as of December 31, 2008.

(3)	Premier Bancshares, Inc. is a privately held bank holding company located in Jefferson City, Missouri, with total assets of $1.5 billion as of December 31, 2008.

(4)	Brookhaven Bank is a privately held bank located in Atlanta, Georgia with total assets of $73 million as of December 31, 2008.
Critical Accounting Policies
     The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the years ended December 31, 2008 and 2007. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.
     Allowance for Loan Losses. The allowance for loan losses provides coverage for probable losses inherent in the Company’s loan portfolio. Management evaluates the adequacy of the allowance for loan losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management’s estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

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
     Goodwill and Core Deposit and Other Intangibles. Goodwill and core deposit and other intangibles were recognized from the Company’s acquisition of other entities. Core deposit and other intangibles were determined through a core deposit intangible study and, as a result, the Company recorded the core deposit intangibles based on the determined fair value.
     The Company tests goodwill for impairment on an annual basis. If the implied fair value of goodwill was lower than its carrying amount, a goodwill impairment would be indicated and goodwill written down to its implied fair value. The Company’s analysis for goodwill impairment includes comparable merger and acquisition transactions, discounted cash flow and present value analysis, dilution analysis, premium-to-market analysis and representative potential acquisition modeling. Based on this information, the Company concluded there was no impairment of goodwill at December 31, 2007 or 2008.
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
Results of Operations
Summary
     2008 versus 2007. The Company reported a net loss of $8.8 million for the year ended December 31, 2008, compared to net income of $10.0 million for 2007. Basic earnings (loss) per share for the year ended December 31, 2008 was $(1.01) compared to $1.15 in 2007. The main factors contributing to the net loss in 2008 were an increase in provision for loan losses of $20.9 million and an increase in noninterest expense of $14.8 million, offset by an increase in net interest income of $851 thousand, an increase in noninterest income of $59 thousand, a decrease in minority interest of $3.9 million, and a decrease in provision for income taxes of $12.0 million.
     The 2008 increase in net interest income of $851 thousand was the result of a decrease in interest expense of $2.8 million, partially offset by a decrease in interest and dividend income of $2.0 million. The increase in net interest income was primarily due to increased volumes of loans and investment securities and decreased rates on all interest-bearing liabilities, largely offset by a decreased volume of federal funds sold, an increased volume of all interest-bearing liabilities and a decrease in rates on the majority of interest-earning assets. The net interest margin decreased to 2.85% for the year ended December 31, 2008 compared to 3.18% for 2007, primarily due to the impact of the Federal Open Market Committee (“FOMC”) cutting short-term interest rates by 400 basis points in 2008, causing a rapid decline in the Company’s loan yields relative to the interest rates paid on deposits and borrowings.
     The 2008 increase in provision for loan losses of $20.9 million was attributable to increases of $11.2 million in net charge-offs and $15.0 million in nonperforming loans in 2008. The increase in net charge-offs in 2008 was partly the result of the charge-off of a $4 million subordinated debenture issued by Integrity Bank to Mid-America. Integrity Bank, located in Atlanta, Georgia, was closed by the FDIC in September 2008. Other increases in 2008 net charge-offs were at Royal Palm Bank, due to the severe devaluation of the commercial real estate market in Florida, and at Mercantile Bank and Heartland, largely related to a commercial real estate development loan in Arkansas, in which both banks participated. The ratio of non-performing loans to total loans increased to 2.83% as of December 31, 2008, compared to 1.91% as of December 31, 2007. The increase in non-performing loans was primarily due to several large commercial real estate loans and construction and development loans at Royal Palm and Heartland, the majority of which were related to participation loans purchased from Integrity Bank.
     The slight increase in noninterest income of $59 thousand in 2008 was primarily due to increases in fiduciary activities of $192 thousand, brokerage fees of $302 thousand, other service charges and fees of $391, net gains on sales of assets of $394, net gains on loan sales of $312, and net gains on sale of available-for-sale securities of $243. These were offset by a decrease in net gains on sales of equity and cost method investments of $2.1 million. The increase in brokerage fees was primarily attributable to expansion of the brokerage operations established at Mercantile Bank and recognizing a full year of operations at HNB Financial, acquired in September 2007. The increases in other service charges and fees, net gains on sales of assets, and net gains on loan sales were all primarily attributable to the acquisition of HNB Financial. The increase in net gains on sales of available-for-sale securities was primarily due to the Company recognizing approximately $943 thousand in 2008 from the sale of its shares of First Charter Corporation. The decrease in net gains on sales of equity and cost method investments was primarily due to the Company recognizing approximately $2.1 million from the sale of its shares of New Frontier Bancshares in 2007.

     The 2008 increase in noninterest expense of $14.8 million was largely due to increases in salaries and employee benefits of $3.8 million, net occupancy expense of $929 thousand, equipment expense of $965 thousand, deposit insurance premiums of $831 thousand, net losses on foreclosed assets of $1.0 million, other than temporary losses on available for sale securities and cost method investments of $5.3 million, and other noninterest expense of $1.2 million. The increase in salaries and employee benefits, net occupancy expense, and equipment expense were primarily due to recognizing the first full year of expense attributable to the September 2007 acquisition of HNB Financial. The increase in deposit insurance premiums was primarily due to the expiration of the FDIC’s One-Time Assessment Credits that offset premiums in 2007 and to the FDIC raising the assessment rates charged to all banks. The increase in net losses on foreclosed assets was primarily attributable to Royal Palm recognizing impairment charges due to declines in the fair value of foreclosed properties held for sale. The increase in other-than-temporary losses on available-for-sale securities and cost method investments was attributable to the Company recognizing other-than-temporary impairment charges on several of its investments in stock of other financial institutions. The increase in other noninterest expense was primarily due to the September 2007 acquisition of HNB Financial.
     The 2008 decrease in minority interest of $3.9 million was attributable to Mid-America’s pre-consolidated net loss of $7.5 million in 2008 compared to pre-consolidated net income of $1.3 million in 2007. Mid-America’s 2008 net loss was primarily due to a deterioration in asset quality, resulting in substantial increases in nonperforming assets, net charge-offs and provision for loan losses.
     The 2008 decrease in provision for income tax (benefit) of $12 million was primarily due to a net loss before taxes of $20.7 million in 2008, compared to net income before taxes of $14.1 million in 2007. The effective tax rate increased to 41.3% for 2008 compared to 24.5% for 2007, primarily due to the Company generating a net benefit for the year as a result of losses before income taxes and non-taxable income from tax-exempt loans and securities and earnings from cash surrender value of life insurance.
     The Company’s return on average assets was (.52)%, .68%, and .85% for the years ended December 31, 2008, 2007, and 2006, respectively, and return on average equity was (8.40)%, 9.60%, and 10.84% for the years ended December 31, 2008, 2007, and 2006, respectively.
     2007 versus 2006. The Company reported net income of $10.0 million for the year ended December 31, 2007, a decrease of $318 thousand or 3.1% from $10.3 million for 2006. Basic earnings per share for the year ended December 31, 2007 decreased to $1.15 from $1.18 in 2006. The main factors contributing to the decrease in net income in 2007 were an increase in noninterest expense of $7.9 million, offset by an increase in net interest income of $4.7 million, a decrease in provision for loan losses of $945 thousand, an increase in noninterest income of $113 thousand, a decrease in minority interest of $170 thousand, and a decrease in provision for income taxes of $1.6 million.
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

     The slight increase in noninterest income of $113 thousand in 2007 was primarily due to increases in fiduciary activities of $220 thousand, brokerage fees of $348 thousand, customer service fees of $526 thousand, and cash surrender value of life insurance of $273 thousand. These were offset by a decrease in net gains on sales of equity and cost method investments of $2.1 million. The increase in fiduciary activities was due to growth in assets under management of the Company’s trust departments from $526 million as of December 31, 2006 to $616 million as of December 31, 2007, with approximately $33 million of that growth coming from the acquisition of HNB Financial. The increase in brokerage fees was primarily attributable to expansion of the brokerage operations established at Farmers and Mid-America. The increases in customer service fees, other service charges and fees, and cash surrender value of life insurance were all primarily attributable to the acquisition of HNB Financial. The decrease in net gains on sales of equity and cost method investments was primarily due to the Company recognizing approximately $4.3 million from the sales of NorthStar Bancshares, Inc. and GBC Bancorp, Inc. in 2006, compared to $2.1 million in 2007 from the sale of New Frontier Bancshares, Inc.
     The 2007 increase in noninterest expense of $7.9 million was largely due to increases in salaries and employee benefits of $5.0 million, net occupancy expense of $694 thousand, equipment expense of $717 thousand, professional fees of $211 thousand, and other noninterest expense of $1.0 million. The increase in salaries and employee benefits was primarily due to recognizing the first full year of expense attributable to the November 2006 acquisition of Royal Palm, the September 2007 acquisition of HNB Financial, Heartland’s growth, including the opening of two new branches in 2006, and changes in the Company’s senior management that occurred during the first quarter of 2007. The increase in net occupancy expense and equipment expense were primarily due to the November 2006 acquisition of Royal Palm and the September 2007 acquisition of HNB Financial. The increase in professional fees was primarily attributable to expanded investor relations efforts and consulting fees related to the consideration of acquisition opportunities. The increase in other noninterest expense was primarily due to the November 2006 acquisition of Royal Palm, the September 2007 acquisition of HNB Financial, and growth at Heartland.
     The 2007 decrease in minority interest of $170 thousand was attributable to Mid-America’s decrease in pre-consolidated net income from $1.7 million in 2006 to $1.3 million in 2007. This decrease was mainly caused by Mid-America’s increase in provision for loan loss due to both loan growth and a deterioration of quality in a single, large commercial real estate loan.
     The 2007 decrease in provision for income taxes of $1.6 million was primarily due to a decrease in net income before taxes. The effective tax rate was 25.4% for 2007 compared to 31.1% for 2006. The decrease in 2007 was primarily due to additional non-taxable income from tax-exempt loans and earnings on cash surrender value of life insurance, as well as a reduction in the Illinois state income tax apportionment factor due to the inclusion of Royal Palm and HNB Financial in consolidated taxable income for 2007.
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
Consolidated Average Balance Sheets
     The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earnings assets, the interest expense paid for interest-bearing liabilities, and the related interest rates:

	At
	December 31	Years Ended December 31,
	2008	2008			2007			2006
	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Cost	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Assets
Interest-bearing demand deposits	1.51%	$21,952	$447	2.04%	$16,887	$899	5.32%	$21,703	$767	3.53%
Federal funds sold	.10%	21,465	391	1.82%	23,157	1,219	5.26%	11,117	577	5.19%
Securities
Taxable
U.S. treasuries and government agencies	4.0%	10,080	446	4.42%	26,359	1,379	5.23%	16,572	776	4.69%
Mortgage-backed securities	4.53%	50,117	2,402	4.79%	41,610	2,505	6.02%	42,906	2,062	8.81%
Other securities	4.93%	81,838	4,319	5.28%	71,642	4,081	5.70%	62,952	2,936	4.66%

Total taxable		142,035	7,167	5.05%	139,611	7,965	5.71%	122,430	5,774	4.72%
Non-taxable — State and political subdivision (3)	3.64%	54,286	1,958	3.57%	50,298	1,830	3.64%	48,991	1,783	3.64%
Loans (net of unearned discount) (1)(2)	5.90%	1,274,660	83,912	6.58%	1,097,481	83,848	7.64%	907,671	67,060	7.39%
Federal Home Loan Bank stock	1.29%	8,371	113	1.35%	6,399	182	2.84%	5,654	189	3.34%

Total interest-earning assets (1)		$1,522,769	$93,988	6.17%	$1,333,833	$95,943	7.19%	$1,117,566	$76,150	6.81%

Cash & due from banks		$34,518			$26,511			$25,153
Premises and equipment		41,407			30,881			19,313
Foreclosed assets held for sale, net		4,441			1,187			411
Equity method investment in common stock		—			2,765			5,641
Cost method investment in common stock		5,861			5,481			3,715
Interest receivable		10,639			10,506			8,758
Cash surrender value of life insurance		24,817			19,677			16,450
Allowance for loan loss		(15,768)			(11,713)			(8,812)
Goodwill		43,947			36,237			2,005
Intangible assets		4,721			3,806			7,839
Other		23,220			13,566			12,461

Total assets		$1,700,572			$1,472,737			$1,210,500

Liabilities
Interest-bearing transaction deposits	.62%	$135,406	$1,335	.99%	$116,908	$1,892	1.62%	$107,126	$1,499	1.40%
Savings deposits	.73%	84,702	1,166	1.38%	74,353	1,847	2.48%	54,572	876	1.61%
Money-market deposits	.63%	224,646	4,886	2.17%	191,934	7,402	3.86%	124,484	4,165	3.35%
Time and brokered time deposits	3.80%	820,908	34,363	4.19%	696,542	33,630	4.83%	610,202	26,531	4.35%
Short-term borrowings	3.56%	37,585	1,117	2.97%	38,772	1,945	5.02%	28,738	1,389	4.83%
Long-term debt	4.50%	83,225	3,907	4.69%	68,239	3,437	5.04%	44,022	2,293	5.66%
Junior subordinated debentures	4.51%	61,858	3,881	6.27%	48,112	3,308	6.88%	25,775	1,661	6.44%

Total interest-bearing liabilities		$1,448,330	$50,655	3.50%	$1,234,860	$53,461	4.33%	$994,919	$38,414	3.86%

Demand deposits		$127,694			$112,091			$101,302
Interest payable		4,964			6,110			4,698
Other liabilities		6,662			5,995			6,064
Minority interest		7,916			9,480			8,301
Stockholders’ equity		105,006			104,201			95,216

Total Liabilities and Stockholders’ Equity		$1,700,572			$1,472,737			$1,210,500

Interest spread				2.67%			2.86%			2.95%
Net interest income			43,333			42,482			37,736
Net interest margin				2.85%			3.18%			3.38%

Interest-earning assets to interest-bearing liabilities		105.14%			108.01%			112.33%

(1)	Non-accrual loans have been included in average loans, net of unearned discount

(2)	Includes loans held for sale

(3)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.

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

	Years Ended December 31, 2008, 2007 and 2006
	Year 2008 vs. 2007 Change			Year 2007 vs. 2006 Change
	Average	Average	Total	Average	Average	Total
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
	(dollars in thousands)
Increase (decrease) in interest income:
Interest-bearing bank deposits	$215	$(667)	$(452)	$(196)	$328	$132
Federal funds sold	(83)	(745)	(828)	634	8	642
Investment securities:
U.S. treasuries and agencies	(747)	(186)	(933)	503	100	603
Mortgage-backed securities	414	(132)	282	(64)	122	58
States and political subdivision (1)	145	—	145	48	(1)	47
Other securities	529	192	721	1,056	474	1,530
Loans (net of unearned discounts)	12,626	(13,447)	(821)	13,631	3,157	16,788
Federal Home Loan Bank stock	45	(114)	(69)	23	(30)	(7)

Change in interest income (1)	13,144	(15,099)	(1,955)	15,635	4,158	19,793

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	266	(823)	(557)	145	248	393
Savings deposit	230	(911)	(681)	387	584	971
Money-market deposits	1,107	(3,623)	(2,516)	2,526	711	3,237
Time and brokered time deposits	5,547	(4,814)	733	3,987	3,112	7,099
Short-term borrowings	(58)	(770)	(828)	502	54	556
Long-term debt	1,571	(528)	1,043	2,697	94	2,791

Change in interest expense	8,663	(11,469)	(2,806)	10,244	4,803	15,047

Increase (decrease) in net interest income (1)	$4,481	$(3,630)	$851	$5,391	$(645)	$4,746

(1)	The tax exempt income for state and political subdivision is not recorded on a tax equivalent basis.
     2008 versus 2007. Average earning assets increased 14.2% or $189 million to $1.5 billion during the year ended December 31, 2008 from the December 31, 2007 average balance of $1.3 billion. The average balance of loans increased 17.4% or $177 million to $1.3 billion during 2008 from the December 31, 2007 average balance of $1.1 billion. Approximately $104.4 million was due to recognizing the first full year of average loan balances from HNB Financial, acquired in September 2007, with the remainder attributable to moderate growth at the other subsidiary banks. The average balance of U.S. treasury and government agency securities decreased 61.8% or $16.3 million to $10.1 million during 2008 from the December 31, 2007 average balance of $26.4 million. The average balance of mortgage-backed securities increased 20.4% or $8.5 million to $50.1 million during 2008 from the December 31, 2007 average balance of $41.6 million. The average balance of other securities, primarily collateralized mortgage obligations, increased 14.2% or $10.2 million to $81.8 million during 2008 from the December 31, 2007 average balance of $71.6 million. The average balance of nontaxable state and political subdivision securities increased 7.9% or $4.0 million to $54.3 million during 2008 from the December 31, 2007 average balance of $50.3 million. The balance fluctuations in the various categories of investment securities from year to year is dependent partially on the liquidity needs of the Company and partially on yields and cash flow characteristics of those categories of securities relative to other investment opportunities.

     The balance of interest-bearing liabilities averaged $1.4 billion at December 31, 2008, an increase of $213 million or 17.2% from the December 31, 2007 average balance of $1.2 billion. The average balance of savings deposits increased 13.9% or $10.3 million to $84.7 million during 2008 from the December 31, 2007 average balance of $74.4 million. The average balance of money market deposits increased 17.0% or $32.7 million to $224.6 million during 2008 from the December 31, 2007 average balance of $191.9 million. The average balance of time and brokered time deposits increased 17.9% or $124.4 million to $820.9 million during 2008 from the December 31, 2007 average balance of $696.5 million. Approximately $47.7 million of the growth in average time and brokered time deposits was due to the September 2007 acquisition of HNB Financial, with the remainder attributable to moderate growth at the other subsidiary banks. The average balance of long-term debt increased 22.0% or $15.0 million to $83.2 million during 2008 from the December 31, 2007 average balance of $68.2 million, due to the additional debt incurred to finance the HNB Financial acquisition. The average balance of junior subordinated debentures increased 28.6% or $13.7 million to $61.9 million during 2008 from the December 31, 2007 average balance of $48.1 million, due to the HNB Financial acquisition. A less significant increase was experienced in the average balance of short-term debt.
     The average balance of noninterest-bearing demand deposits averaged $127.7 million at December 31, 2008, an increase of $15.6 million or 13.9% from the December 31, 2007 average balance of $112.1 million. HNB Financial accounted for approximately $13.9 million of the increase in 2008.
     The Company’s net interest margin expressed as a percentage of average earning assets was 2.85% for the year ended December 31, 2008 a decrease of 33 basis points from 3.18% in 2007. The interest spread, expressed as the difference between yield on average earning assets and the cost of average interest-bearing liabilities, was 2.67% for the year ended December 31, 2008, a decrease of 19 basis points from 2.86% for the same period in 2007.
     Interest income decreased $2.0 million or 2.0% to $94.0 million for the year ended December 31, 2008, as compared to interest income of $95.9 million for the year ended December 31, 2007. The decrease in interest income is due to a decreased volume of federal funds sold and a decrease in rates on the majority of interest-earning assets in 2008 compared to 2007. The average yield on interest-earning assets decreased 102 basis points to 6.17% for the year ended December 31, 2008 as compared to 7.19% for 2007.
     Interest expense decreased $2.8 million or 5.2% to $50.7 million for the year ended December 31, 2008 as compared to interest expense of $53.5 million for the year ended December 31, 2007. The decrease in interest expense is attributable primarily to the decreased rates on all interest-bearing liabilities. The decrease in rates paid on liabilities for 2008 was consistent with the decrease in general market rates as influenced by the actions of the FOMC and the Federal Reserve. The average rate paid on interest-bearing liabilities decreased 83 basis points to 3.50% for 2008 as compared to 4.33% for 2007.
     Net interest income increased $851 thousand or 2.0% for the year ended December 31, 2008 to $43.3 million from $42.5 million for the same period in 2007. For the year ended December 31, 2008, the average yield on interest-earning assets decreased 102 basis points compared to the same period in 2007, which was partially offset by a decrease of 83 basis points in the average rate paid on interest-bearing liabilities, resulting in a net decrease in interest spread of 19 basis points. Growth in interest-earning assets, primarily loans, offset by the decrease in rates on all interest-bearing liabilities, allowed for the slight improvement in net interest income.

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
Provision for Loan Losses
     2008 versus 2007. The provision for loan losses increased $20.9 million to $23.8 million for the year ended December 31, 2008 from $3.0 million for the year ended December 31, 2007, due to increases in both net charge-offs and nonperforming loans in 2008. The increase in provision for loan losses was primarily due to increases of $1.7 million at Mercantile Bank, $8.2 million at Royal Palm, and $10.5 million at Heartland.
     Net charge-offs increased to $13.1 million for the year ended December 31, 2008 from $1.9 million for the year ended December 31, 2007. Included in net charge-offs for 2008 was a $4 million subordinated debenture issued by Integrity Bank to Mid-America. Integrity Bank, located in the Atlanta, Georgia area was closed by the FDIC in August 2008. In addition, 2008 net charge-offs at Royal Palm Bank were $3.7 million, due to the severe devaluation of the commercial real estate market in Florida, $2.1 million at Heartland, largely related to a commercial real estate development loan in Arkansas, and $2.9 million at Mercantile Bank, also primarily due to the commercial real estate development loan in Arkansas, in which Mercantile Bank participated with Heartland.
     Total non-performing loans increased to $38.0 million as of December 31, 2008, from $23.0 million as of December 31, 2007. The ratio of non-performing loans to total loans increased to 2.83% as of December 31, 2008, compared to 1.91% as of December 31, 2007. The increase in non-performing loans was primarily due to several large commercial real estate loans and construction and development loans at Royal Palm and Heartland. These borrowers have experienced cash flow problems, making it difficult to meet debt service obligations, as a result of the weakening real estate market nation-wide, but particularly in the Southeast. Non-performing loans increased approximately $7.5 million to $11.8 million at Royal Palm, and approximately $7.2 million to $14.0 million at Heartland, as of December 31, 2008. Of the total non-performing loans as of December 31, 2008, approximately $3.2 million at Royal Palm and approximately $12.0 million at Heartland were participation loans purchased from Integrity Bank. At December 31, 2008, Royal Palm and Heartland were carrying a combined total of approximately $16.3 million in loans purchased from Integrity Bank, with specific reserves of approximately $5.2 million against these loans maintained in the allowance for loan loss. Approximately $15.1 million of these loans have been transferred to non-accrual status as of December 31, 2008. Both Royal Palm and Heartland are aggressively pursuing collection of these loans by working with the FDIC personnel assigned to liquidate the assets of Integrity Bank. The Company is closely monitoring these loans and has factored the non-performing status of the loans into its determination of the adequacy of the allowance for loan losses.
     2007 versus 2006. The provision for loan losses decreased $945 thousand to $3.0 million for the year ended December 31, 2007 from $3.9 million for the year ended December 31, 2006. Net charge-offs decreased to $1.9 million for the year ended December 31, 2007 from $3.1 million for the year ended December 31, 2006. The decreases in both provision for loan losses and net charge-offs were largely due to Mercantile Bank charging off $1.5 million of a commercial loan to a construction contractor whose business failed in 2006. Total non-performing loans increased to $23.0 million as of December 31, 2007, from $6.4 million as of December 31, 2006. The ratio of non-performing loans to total loans increased to 1.91% as of December 31, 2007, compared to .62% as of December 31, 2006. The increase in non-performing loans was primarily due to several large commercial real estate loans in which the borrowers have experienced cash flow problems and been unable to meet their debt service obligations, as a result of the weakening real estate market nation-wide, and particularly in the Southeast. The September 2007 acquisition of HNB Financial also included a $2.1 million commercial real estate loan that was in nonaccrual status.

Noninterest Income
     2008 versus 2007. Total noninterest income increased $59 thousand or 0.4% for the year ended December 31, 2008 to $14.0 million from $13.94 million for the year ended December 31, 2007. The increase in 2008 was primarily due to increases in fiduciary activities of $192 thousand, brokerage fees of $302 thousand, other service charges and fees of $391, net gains on sales of assets of $394 thousand, net gains on loan sales of $312 thousand, and net gains on sales of available-for-sale securities of $243 thousand. These were primarily offset by a decrease in net gains on sales of equity and cost method investments of $2.1 million. As a percentage of total revenue, total noninterest income was 13.0% and 12.7% for the years ended December 31, 2008 and 2007, respectively.
     Income from fiduciary activities increased $192 thousand or 8.0% for the year ended December 31, 2008 to $2.6 million from $2.4 million for the year ended December 31, 2007. The majority of this increase was attributable to growth in assets under management of the Company’s trust departments from $616 million as of December 31, 2007 to $665 million as of December 31, 2008. This growth was due to new customer relationships, additional investment assets for existing customers, and approximately $30 million of managed assets added with the acquisition of HNB Financial. The Company’s trust departments continue to experience growth in professionally managed investment accounts (primarily endowment and organizational accounts) and in employee benefit accounts. Many of these were formerly custodial accounts, but the customers have engaged the Company to provide investment management services as well. The fee structure for investment management services is greater than that for custodial services, and the Company believes these accounts will continue to provide a stable source of fee income in the future, with the potential for growth through referrals. The Company also continued to benefit from executor appointment fees in 2008. While executor fees are generally one-time events following the death of a client, the Company believes that this source of revenue will continue to grow due to the Company’s success in developing future executor appointments in client wills. The growth in both assets under management and executor fees continues to be enhanced by the trust office in St. Charles, Missouri, which opened in February 2005, and the Company expects this office to be a substantial source of new business in the future.
     Brokerage fees increased $302 thousand or 20.6% for the year ended December 31, 2008 to $1.8 million from $1.5 million for the year ended December 31, 2007, primarily due to the continued growth of brokerage and financial advisory operations at Mercantile Bank, including the St. Joseph, Missouri branch that was formerly part of Farmers operation prior to Farmers being merged with Mercantile Bank in April 2008. Mercantile Bank generated $1.1 million in fees in 2008, compared to $892 thousand in 2007.
     Other service charges and fees increased $391 thousand or 54.8% for the year ended December 31, 2008 to $1.1 million from $713 thousand for the year ended December 31, 2007, primarily due to the September 2007 acquisition of HNB Financial.
     Net gains of sales of assets increased $394 thousand for the year ended December 31, 2008 to $371 thousand from a net loss of $23 thousand for the year ended December 31, 2007, primarily due to HNB Financial’s sale of a vacant lot in Hannibal, Missouri in February 2008.
     Net gains on loan sales increased $312 thousand or 44.7% for the year ended December 31, 2008 to $1.0 million from $698 thousand for the year ended December 31, 2007, primarily due to an increase in Mercantile Bank’s mortgage loan refinancing activity as well as the September 2007 acquisition of HNB Financial.
     Net gains on sales of available-for-sale securities increased $243 thousand or 34.8% for the year ended December 31, 2008, to $942 thousand compared to $699 thousand for the year ended December 31, 2007. In 2008, the Company sold its investment in First Charter Corporation in a cash deal that generated a gain of approximately $943 thousand. In 2007, the Company received additional shares of Enterprise Financial Services, Inc. that had been held in escrow since the 2006 sale of NorthStar Bancshares, Inc., resulting in a 2007 gain of approximately $699 thousand.
     Net gains on sales of equity and cost method investments decreased $2.1 million to $100 thousand for the year ended December 31, 2008, compared to $2.2 million for the year ended December 31, 2007. In 2007, the Company sold its investment in New Frontier Bancshares, Inc. in a cash deal that generated a pre-tax gain of approximately $2.1 million.

     2007 versus 2006. Total noninterest income increased $113 thousand or .8% for the year ended December 31, 2007 to $14.0 million from $13.93 million for the year ended December 31, 2006. The increase in 2007 was primarily due to increases in fiduciary activities of $220 thousand, brokerage fees of $348 thousand, customer service fees of $526 thousand, gains on sale of available-for-sale securities of $699 thousand, and cash surrender value of life insurance of $273 thousand. These were largely offset by a decrease in net gains on sales of equity and cost method investments of $2.1 million. As a percentage of total revenue, total noninterest income was 12.7% and 15.5% for the years ended December 31, 2007 and 2006, respectively.
     Income from fiduciary activities increased $220 thousand or 10.0% for the year ended December 31, 2007 to $2.4 million from $2.2 million for the year ended December 31, 2006. The majority of this increase was attributable to growth in assets under management of the Company’s trust departments from $526 million as of December 31, 2006 to $616 million as of December 31, 2007. This growth was due to new customer relationships, additional investment assets for existing customers, and the acquisition of HNB Financial. The Company’s trust departments continue to experience growth in professionally managed investment accounts and in employee benefit accounts.
     Brokerage fees increased $348 thousand or 31.1% for the year ended December 31, 2007 to $1.5 million from $1.1 million for the year ended December 31, 2006, primarily due to the continued growth of brokerage and financial advisory operations at Farmers (merged with Mercantile Bank in April 2008) and Mid-America . Farmers generated $739 thousand in fees in 2007, compared to $720 thousand in 2006, while Mid-America increased its fees to $305 thousand for the full year in 2007, compared to $30 thousand for a partial year in 2006.
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
     Net gains on sales of equity and cost method investments were $2.2 million for the year ended December 31, 2007, compared to $4.3 million for the year ended December 31, 2006. In 2007, the Company sold its investment in New Frontier Bancshares, Inc. in a cash deal that generated a gain of approximately $2.1 million. The 2006 gains of $4.3 million were generated from the sales of the Company’s investments in NorthStar Bancshares, Inc. and GBC Bancorp, Inc..
Noninterest Expense
     2008 versus 2007. Total noninterest expense increased $14.8 million or 37.5% for the year ended December 31, 2008 to $54.2 million from $39.4 million for the year ended December 31, 2007. The 2008 increase was largely due to increases in salaries and employee benefits of $3.8 million, net occupancy expense of $929 thousand, equipment expense of $965 thousand, deposit insurance premiums of $831 thousand, net losses on foreclosed assets of $1.0 million, other-than-temporary losses on available-for-sale securities and cost method investments of $5.3 million, and other noninterest expense of $1.2 million. As a percentage of total revenue, total noninterest expense was 51.0% and 35.9% for the years ended December 31, 2008 and 2007, respectively.

     Salaries and employee benefits increased $3.8 million or 16.4% for the year ended December 31, 2008 to $27.1 million, from $23.3 million for the year ended December 31, 2007. Approximately $2.0 million of this increase was due to HNB Financial’s operations being included for the full year in 2008, compared to a partial year in 2007 (HNB Financial was acquired in September 2007). Another $200 thousand of the increase was due to higher employee medical insurance expense as inflation in health care costs continued to surpass general inflationary trends. The remainder of the increase was due primarily to the establishment of a loan production office in Carmel, Indiana, severance payments and additional salaries and benefits associated with new management personnel at Royal Palm, and cost-of-living increases in salaries and employee benefits. As a percent of average assets, salaries and employee benefits increased slightly to 1.59% for the year ended December 31, 2008, compared to 1.58% for the year ended December 31, 2007. The Company had 463 full-time equivalent employees at December 31, 2008 and 441 full-time equivalent employees at December 31, 2007, an increase of 22 full-time equivalent employees.
     Net occupancy expense increased $929 thousand or 34.5% for the year ended December 31, 2008 to $3.6 million from $2.7 million for the year ended December 31, 2007. Approximately $328 thousand of this increase was attributable to HNB Financial’s operations being included for the full year in 2008 compared to a partial year in 2007 when HNB Financial was acquired. This increase was also due to Mercantile Bank placing a new building into service in January 2008, generating approximately $452 thousand of additional depreciation and other occupancy expenses for 2008.
     Equipment expense increased $965 thousand or 38.7% for the year ended December 31, 2008 to $3.5 million from $2.5 million for the year ended December 31, 2007. Approximately $303 thousand of this increase was attributable to HNB Financial’s operations being included for the full year in 2008 compared to a partial year in 2007 when HNB Financial was acquired. The increase is also due to Mercantile Bank placing a new building into service in January 2008 generating approximately $439 thousand of additional depreciation expense on furniture and equipment for 2008.
     Deposit insurance premiums increased $831 thousand for the year ended December 31, 2008 to $1.1 million, from $223 thousand for the same period in 2007, partially due to the expiration in second quarter 2008 of the FDIC’s One-Time Assessment Credits used by the Company’s banks to offset deposit insurance assessments. These credits were authorized by the Federal Deposit Insurance Reform Act of 2005, and were available to all eligible banks that paid assessments prior to 2006. This increase was also partially due to the FDIC raising the assessment rates charged to all banks. During 2008, losses from bank failures diminished the Depository Insurance Fund. Late in 2008, the FDIC announced a multi-year restoration plan for the Fund, which included an increase in deposit insurance rates of 7 basis points across all rate categories, effective for the first quarter of 2009. Further rate increases may be imposed in 2009 or later to restore or maintain the Fund. On February 27, 2009, the FDIC announced it had adopted an interim rule to impose a 20 basis point emergency special assessment on June 30, 2009 which will be collected on September 30, 2009. The additional amount that would be imposed on the Company as a result of this interim rule, if approved, would be approximately $2,589,000 if the June 30, 2009 assessment base is consistent with that at December 31, 2008.
     Net losses on foreclosed assets increased $1.0 million for the year ended December 31, 2008 to $1.1 million from $86 thousand for the year ended December 31, 2007. Approximately $725 thousand of this increase was attributable to the recognition of impairment charges at Royal Palm due to the decline in fair value of foreclosed properties held for sale. The Company believes the carrying amounts of the properties included in foreclosed assets held for sale represent fair value based on information available at this time.
     Other-than-temporary losses on available-for-sale securities and cost method investments was $5.3 million for the year ended December 31, 2008 compared to $0 for the year ended December 31, 2007. The Company recognized other-than-temporary impairment charges on five of its investments in stock of other financial institutions. These impairments were determined based on the difference between the Company’s carrying value and quoted market prices for the stocks as of December 31, 2008. In making the determination of impairment for each of these investments, the Company considered the duration of the loss, prospects for recovery in a reasonable period of time and the significance of the loss compared to carrying value.
     Other noninterest expense increased $1.2 million or 16.8% for the year ended December 31, 2008 to $8.7 million from $7.4 million for the year ended December 31, 2007. Approximately $1.4 million of this increase was attributable to HNB Financial’s operations being included for the full year in 2008 compared to a partial year in

2007 when HNB Financial was acquired. This amount was offset by slight decreases in other noninterest expenses at the Company’s other subsidiaries.

     2007 versus 2006. Total noninterest expense increased $7.9 million or 25.0% for the year ended December 31, 2007 to $39.4 million from $31.5 million for the year ended December 31, 2006. The 2007 increase was largely due to increases in salaries and employee benefits of $5.0 million, net occupancy expense of $694 thousand, equipment expense of $717 thousand, professional fees of $211 thousand and other noninterest expense of $1.0 million. As a percentage of total revenue, total noninterest expense was 35.9% and 35.1% for the years ended December 31, 2007 and 2006, respectively.
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

Provision for Income Taxes
     Mercantile Bank has a subsidiary, Mercantile Investments, Inc. (“MII”), which is a Delaware corporation that operates off shore to manage the bank’s investment portfolio. MII began operations in early 2003, and its earnings since then have been included in the Company’s consolidated financial statements. Part of management’s strategy in forming this subsidiary was to take advantage of current State of Illinois tax laws that exclude income generated by a subsidiary that operates off shore from state taxable income. For the years ended December 31, 2008, 2007 and 2006, the Company’s Illinois income taxes decreased by an average of approximately $110 thousand each year as a result of MII’s operations off shore. If the state tax law is changed in the future to no longer exclude off-shore investment income from taxable income, the Company’s income tax expense, as a percentage of income before tax, would increase.
     2008 versus 2007. Income tax benefit for the year ended December 31, 2008 was $8.5 million compared to income tax expense of $3.4 million for the year ended December 31, 2007. The provision for income taxes as a percent of income (loss) before income taxes was (41.3)% and 24.5% for the years ended December 31, 2008 and 2007, respectively. The increase in this percentage for 2008 was primarily due to the Company generating a net benefit for the year as a result of losses before income taxes and non-taxable income from tax-exempt loans and securities and earnings from cash surrender value of life insurance.
     2007 versus 2006. Provision for income taxes for the year ended December 31, 2007 decreased $1.6 million or 31.5% to $3.4 million from $5.0 million for the year ended December 31, 2006. The provision for income taxes as a percent of income before income taxes was 24.5% and 31.1% for the years ended December 31, 2007 and 2006, respectively. The decrease in this percentage for 2007 was due to additional non-taxable income from tax-exempt loans and earnings on cash surrender value of life insurance, as well as a reduction in the Illinois state income tax apportionment factor due to the inclusion of Royal Palm and HNB Financial in consolidated taxable income for 2007.
Financial Condition
Summary
     Total assets as of December 31, 2008 were $1.8 billion, an increase of $136 million or 8.3% from $1.6 billion as of December 31, 2007. Cash and cash equivalents increased 18.1% to $89.8 million as of December 31, 2008 as compared to $76.1 million as of December 31, 2007. Total investment securities decreased 5.7% to $194.1 million as of December 31, 2008 as compared to $205.8 million as of December 31, 2007. Total loans, including loans held for sale, increased 10.6% to $1.3 billion as of December 31, 2008 as compared to $1.2 billion as of December 31, 2007. Foreclosed assets held for sale increased to $10.0 million as compared to $3.2 million as of December 31, 2007. Cost method investments in common stock decreased 45.7% to $3.3 million as of December 31, 2008 as compared to $6.1 million as of December 31, 2007. Deferred income taxes increased to $9.2 million as compared to $2.5 million as of December 31, 2007. Cash surrender value of life insurance increased 4.2% to $25.3 million as of December 31, 2008 as compared to $24.2 million as of December 31, 2007. Goodwill increased by $719 thousand to $44.7 million as of December 31, 2008 compared to $43.9 as of December 31, 2007. Other assets increased by $6.5 million to $14.4 million as of December 31, 2008 as compared to $7.9 million as of December 31, 2007.
     Total deposits increased $143 million or 10.8% to $1.5 billion as of December 31, 2008 as compared to $1.3 billion as of December 31, 2007. Non-interest bearing demand deposits increased $5.6 million or 4.2% during 2008, while interest-bearing deposits increased $137 million or 11.6% during 2007. Short-term borrowings increased by $3.6 million to $49.2 million as of December 31, 2008 from $45.6 million as of December 31, 2007. Long-term debt increased by $3.2 million to $84.7 million as of December 31, 2008 from $81.5 million as of December 31, 2007. Junior subordinated debentures remained constant at $61.9 million as of December 31, 2008 and 2007.
     Minority interest decreased $3.7 million, from $9.4 million as of December 31, 2007 to $5.7 million as of December 31, 2008 due to Mid-America’s net loss for 2008.

     Total stockholders’ equity decreased to $99.0 million as of December 31, 2008 as compared to $108.3 million as of December 31, 2007. The decrease in equity is due primarily to the $8.8 million net loss for 2008, dividends paid to shareholders of common stock of $2.1 million, and an increase in treasury stock of $102 thousand, partially offset by an increase of $1.8 million in accumulated other comprehensive income.
Earning Assets
     The average interest-earning assets of the Company were 89.5%, 90.6% and 92.3%, of average total assets for the years ended December 31, 2008, 2007, and 2006, respectively. The decrease in this percentage from 2007 to 2008 was primarily attributable to the increases in cash and due from banks, premises and equipment, cash surrender value, and goodwill during 2008. The decrease in this percentage from 2006 to 2007 was primarily attributable to the increases in premises and equipment and goodwill during 2007.
Investment Securities
     The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality.
     The Company has classified securities as both available-for-sale and held-to-maturity as of December 31, 2008. Available-for-sale securities are held with the option of their disposal in the foreseeable future to meet investment objectives, liquidity needs or other operational needs. Securities available-for-sale are carried at fair value. Held-to-maturity securities are those securities for which the Company has the positive intent and ability to hold until maturity, and are carried at historical cost adjusted for amortization of premiums and accretion of discounts.
     As of December 31, 2008, the fair value of the available-for-sale securities was $185.2 million and the amortized cost was $181.8 million for a net unrealized gain of $3.4 million. The after-tax effect of this unrealized gain was $1.7 million and has been included in stockholders’ equity. The after-tax unrealized gain was $287 thousand as of December 31, 2007. There was an after-tax unrealized loss of $247 thousand at December 31, 2006. Fluctuations in net unrealized gain or loss on available-for-sale securities are due primarily to increases or decreases in prevailing interest rates for the types of securities held in the portfolio.
     The following table sets forth information relating to the amortized cost and fair value of the Company’s available-for-sale securities:

	December 31,
	2008		2007		2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(dollars in thousands)

U.S. Treasury	$—	$—	$993	$999	$500	$497
U.S. government agencies	4,697	4,787	16,517	16,726	7,992	7,943
Mortgage-backed securities	125,691	128,445	108,129	108,799	96,140	96,030
State and political subdivision	44,892	45,666	53,708	53,798	49,781	49,362
Equity securities	6,500	6,294	12,232	11,917	10,419	11,347

Total	$181,780	$185,192	$191,579	$192,239	$164,832	$165,179

     The maturities, fair values and weighted average yields of securities available-for-sale as of December 31, 2008, are:

	Due in 1 year		Due after 1 year		Due after 5 years		Due after
	or less		through 5 years		through 10 years		10 years		Equity Securities
	Fair	Weighted Average	Fair	Weighted Average	Fair	Weighted Average	Fair	Weighted Average	Fair	Weighted Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Total
	(dollars in thousands)
U.S. government agencies	$2,019	4.56%	$2,318	4.31%	$450	5.50%	$—	0.00%	$—	0.00%	$4,787
Mortgage-backed securities (1)	15,786	4.63%	104,446	4.86%	6,334	5.09%	1,879	5.44%	—	0.00%	128,445
States and political subdivisions	5,311	5.28%	27,337	5.30%	11,530	5.53%	1,488	6.21%	—	0.00%	45,666

	23,116		134,101		18,314		3,367		—		178,898

Equity securities	—		—		—		—		6,294		6,294

Total	$23,116	4.77%	$134,101	4.94%	$18,314	5.38%	$3,367	5.78%	$6,294	0.00%	$185,192

(1)	The maturities for mortgage-backed securities are based on prepayment speed assumptions and the constant prepayment rate estimated by management based on the current interest rate environment. The assumption rates vary by the individual security.
     The following table sets forth information relating to the amortized cost and fair value of the Company’s held-to-maturity securities:

	December 31,
	2008		2007		2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(dollars in thousands)

Mortgage-backed securities	$5,992	$6,140	$8,329	$8,401	$11,181	$11,066
State and political subdivision	2,913	2,961	5,189	5,223	219	218

Total	$8,905	$9,101	$13,518	$13,624	$11,400	$11,284

     The maturities, amortized cost and weighted average yields of securities held-to-maturity as of December 31, 2008, are:

	Due in 1 year		Due after 1 year		Due after 5 years		Due after
	or less		through 5 years		through 10 years		10 years
	Amortized	Weighted Average	Amortized	Weighted Average	Amortized	Weighted Average	Amortized	Weighted Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Total
	(dollars in thousands)
Mortgage-backed securities (1)	$1	9.50%	$5,984	4.89%	$—	0.00%	$7	8.00%	$5,992
State and political subdivisions	210	6.03%	2,023	5.95%	680	6.56%	—	0.00%	2,913

Total	$211	6.05%	$8,007	5.15%	$680	6.56%	$7	8.00%	$8,905

(1)	The maturities for mortgage-backed securities are based on prepayment speed assumptions and the constant prepayment rate estimated by management based on the current interest rate environment. The assumption rates vary by the individual security.

     The Company also uses its investment portfolio to manage its tax position. Depending upon projected levels of taxable income for the Company, periodic changes are made in the mix of tax-exempt and taxable securities to achieve optimum yields on a tax-equivalent basis. Average balances of obligations of state and political subdivisions (tax-exempt obligations) as a percentage of average total securities were 27.7%, 26.5% and 28.6% at December 31, 2008, 2007 and 2006, respectively. Mercantile Investments, Inc., a Delaware corporation and subsidiary of Mercantile Bank, operates off shore to manage the bank’s investment portfolio. Mercantile Investments, Inc. began operations in 2003, and its earnings for the years ended December 31, 2008, 2007 and 2006 are included in the Company’s consolidated financial statements. Part of management’s strategy in forming this subsidiary was to take advantage of current state tax laws that exclude income generated by off-shore subsidiaries from state taxable income. During 2008, the Company recognized other-than-temporary impairment charges of $4,024,000 on four of its investments in stock of other financial institutions, which are carried as available-for-sale securities. These impairments were determined based on the difference between the Company’s carrying value and quoted market prices for the stocks as of December 31, 2008. In making the determination of impairment for each of these investments, the Company considered the duration of the loss, prospects for recovery in a reasonable period of time and the significance of the loss compared to carrying value.
Loan Portfolio
     Although the Company provides full service banking, including deposits, safekeeping, trust and investment services, its core business is loans, as evidenced by approximately 76% of total revenue derived on average annually from lending activities. The Company’s business strategy is to be a significant competitor in the markets it serves by providing a broad range of products, competitive pricing, convenient locations and state-of-the-art technology, while emphasizing superior customer service to establish long-term customer relationships. The primary lending focus is on loans to small- and medium-sized businesses, as well as residential mortgage loans.
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

     Although the Company considers the strategies to diversify the geographic concentrations of its loan portfolio an important element of the long-term goal to increase stockholder value, it also recognizes that its increases in loan losses and non-performing assets in 2008, along with the current unsettled state of the economy, dictate a more conservative growth strategy in the near term, and expects to focus its efforts on restoring profitability in existing markets until the economy improves.
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
     In 2008, the Company created a credit administration position within the holding company to provide guidance and direction to its subsidiary banks regarding lending matters.
     As part of the Company’s overall risk management process, a quarterly review of each subsidiary bank’s loan portfolio is performed by a team of employees independent of the lending function. The primary objective of this review is to monitor adherence to loan policies, both regulatory and internal, and to measure the adequacy of the allowance for loan losses. This process helps to identify any problem areas, either in a particular borrower’s financial condition, or in the bank’s underwriting function, and assists the Board of Directors and management in focusing resources to address the problems in order to minimize any financial loss to the Company.
     2008 versus 2007. Total loans, including loans held for sale, increased $128 million or 10.6% to $1.3 billion as of December 31, 2008 from $1.2 billion as of December 31, 2007. This increase was the result of internal growth at the Company’s subsidiary banks, including approximately $45 million generated at Mercantile Bank’s loan production office opened in February 2008 in Carmel, Indiana. The Company’s subsidiary banks experienced moderate loan growth in 2008 despite the stagnant economy and the fear of recession causing potential borrowers to reduce their spending. The Company has seen its most significant growth in commercial and financial loans, increasing $51.1 million or 27.7% to $235.4 million as of December 31, 2008 from $184.3 million as of December 31, 2007; farmland real estate mortgages, increasing $19.8 million or 21.6% to $111.2 million as of December 31, 2008 from $91.5 million as of December 31, 2007; construction real estate mortgages, increasing $23.1 million or 10.7% to $238.9 million as of December 31, 2008 from $215.9 million as of December 31, 2007; commercial real estate mortgages, increasing $10.0 million or 4.9% to $214.3 million as of December 31, 2008 from $204.3 million as of December 31, 2007; and residential real estate mortgages, increasing $19.7 million or 6.1% to $343.6 million as of December 31, 2008 from $323.9 million as of December 31, 2007. The Company’s goal is to maintain a relatively balanced mix of loans in its portfolio, and these increases for 2008 reflect continued success in that effort.
     2007 versus 2006. Total loans, including loans held for sale, increased $171.6 million or 16.6% to $1.2 billion as of December 31, 2007 from $1.0 billion as of December 31, 2006. This increase was the result of the September 2007 acquisition of HNB Financial, as well as internal growth at the Company’s subsidiary banks, including purchases of participation loans from other banking organizations outside of the Company’s direct market areas. The most significant growth was in construction real estate loans, increasing $63 million or 41.5% to $215.9 million as of December 31, 2007 from $152.6 million as of December 31, 2006; commercial real estate mortgages, increasing $13.6 million or 7.1% to $204.3 million as of December 31, 2007 from $190.7 million as of December 31, 2006; and residential real estate mortgages, increasing $56.7 million or 21.2% to $323.9 million as of December 31, 2007 from $267.2 million as of December 31, 2006. The majority of the increase in construction real estate loans was due to the acquisition of HNB Financial, and to loans generated by Heartland, which continued to expand its market share in the Kansas City area. The increase in commercial and residential mortgages was primarily attributable to the acquisition of HNB Financial.

     The loan portfolio includes a concentration of loans for commercial real estate amounting to approximately $564.5 million, $511.7 million, and $416.3 million as of December 31, 2008, 2007 and 2006, respectively. The commercial real estate loans are included in the real estate — farmland, real estate — construction and real estate — commercial amounts on the following table. The commercial real estate loans as of December 31, 2008, 2007 and 2006 include approximately $55 million, $57.0 million, and $80.0 million, respectively in loans that are collateralized by commercial real estate in the Quincy, Illinois geographic market. The Company does not have a dependence on a single customer or group of related borrowers. Generally, these loans are collateralized by assets of the borrowers. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers. Credit losses arising from lending transactions for commercial real estate entities are comparable with the Company’s credit loss experience on its loan portfolio as a whole.
     The Company’s executive officers and directors and their associates have been and, the Company anticipates will continue to be, customers of the Company’s subsidiary banks in the ordinary course of business, which has included maintaining deposit accounts and trust and other fiduciary accounts and obtaining loans. Specifically, the Company’s banks, principally Mercantile Bank, have granted various types of loans to the Company’s executive officers and directors and entities controlled by them. As of December 31, 2008, the loans (a) were consistent with similar practices in the banking industry generally, (b) were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the banks’ other customers, and (c) did not involve more than the normal risk of collectibility or present other unfavorable features.
     The following table summarizes the loan portfolio by type of loan as of the dates indicated:

	December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial and financial	$235,438	17.52%	$184,317	15.17%	$167,687	16.24%	$180,906	21.00%	$179,380	23.23%
Agricultural	68,192	5.07%	64,399	5.30%	57,393	5.55%	59,325	6.89%	54,181	7.02%
Real estate — farmland	111,244	8.28%	91,488	7.53%	72,999	7.06%	66,172	7.68%	64,891	8.40%
Real estate — construction	238,922	17.78%	215,850	17.76%	152,553	14.76%	66,812	7.76%	28,105	3.64%
Real estate — commercial	214,317	15.95%	204,338	16.81%	190,724	18.46%	154,132	17.90%	153,766	19.92%
Real estate — residential (1)	343,627	25.58%	323,936	26.65%	267,237	25.86%	219,644	25.50%	197,582	25.59%
Installment loans to individuals	132,000	9.82%	131,061	10.78%	124,723	12.07%	114,292	13.27%	94,184	12.20%

Total loans (1)	1,343,740	100.00%	1,215,389	100.00%	1,033,316	100.00%	861,283	100.00%	772,089	100.00%

Allowance for loan loss	23,467		12,794		10,613		8,082		7,115

Total loans, including loans held for sale, net of allowance for loan loss	$1,320,273		$1,202,595		$1,022,703		$853,201		$764,974

(1)	Includes loans held for sale
     The following table sets forth remaining maturities of selected loans (excluding real estate-farmland, real estate-commercial, real estate-mortgage loans and installment loans to individuals) at December 31, 2008:

	1 Year or Less	1 to 5 Years	Over 5 Years	Total
	(dollars in thousands)

Commercial, financial, and agricultural	$180,223	$86,264	$37,143	$303,630
Real estate — construction	238,922	—	—	238,922

Total	$419,145	$86,264	$37,143	$542,552

Interest rate sensitivity of selected loans
Fixed rate	$164,291	$44,055	$12,495	$220,841
Adjustable rate	254,854	42,209	24,648	321,711

Total	$419,145	$86,264	$37,143	$542,552

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
     Loans internally categorized as “watch” list loans, which are the same as potential problem loans noted later, show warning elements where the present status portrays one or more deficiencies that require attention in the short-term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. These loans are reviewed to assist in assessing the adequacy of the allowance for loan losses. As of December 31, 2008, 2007 and 2006, watch list loans totaled $68.6 million, $56.7 million, and $27.1 million, respectively.
     Loans internally classified as “substandard” or in the more severe categories of “doubtful” or “loss” are those loans that at a minimum have clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition which may jeopardize recoverability of the debt. As of December 31, 2008, loans of $65.4 million, or 4.9% of total loans were classified as substandard, and $6.7 million, or 0.5% of total loans were classified as doubtful. As of December 31, 2007, loans of $29.6 million were classified as substandard and no loans were classified as doubtful, or 1.1% and 0.0%, respectively, of total loans. As of December 31, 2006, loans of $11.8 million were classified as substandard and $247 thousand were classified as doubtful, or 1.1% and .02%, respectively, of total loans. As of December 31, 2008, 2007 and 2006, there were no loans classified as loss.
     The allowance for loan losses increased $10.7 million to $23.5 million as of December 31, 2008 from $12.8 million as of December 31, 2007. Provision for loan losses was $23.8 million and net charge-offs were $13.2 million for year ended December 31, 2008. The allowance for loan losses as a percent of total loans increased to 1.75% as of December 31, 2008 from 1.06% as of December 31, 2007. As a percent of nonperforming loans, the allowance for loan losses increased to 61.74% as of December 31, 2008 from 55.62% as of December 31, 2007.

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
     The fluctuation in the allowance for loan losses for the years ended December 31, 2008, 2007, and 2006 were the result of management’s estimates of the amounts necessary to provide an adequate reserve against possible future charge-offs. The provision for loan losses represents the amount charged against earnings for each period that management determines based on growth and credit quality of the loan portfolio, and the volume of net charge-offs during the period. For the year ended December 31, 2008, the increase in the allowance for loan losses was due to growth of the loan portfolio, an increase in non-performing loans, and an increase in net charge-offs. The decrease in allowance for loan loss allocated to the commercial real estate category was due to the 2008 foreclosure of a loan at Royal Palm which had a specific reserve charged against it in 2007, as well as the pay-off in 2008 of a loan at HNB Bank that had a specific reserve charged against it in 2007.
     Total non-performing loans increased to $38.0 million as of December 31, 2008, from $23.0 million as of December 31, 2007. The ratio of non-performing loans to total loans increased to 2.83% as of December 31, 2008, compared to 1.91% as of December 31, 2007. The increase in non-performing loans was primarily due to several large commercial real estate loans and construction and development loans at Royal Palm and Heartland. These borrowers have experienced cash flow problems, making it difficult to meet debt service obligations, as a result of the weakening real estate market nation-wide, but particularly in the Southeast. Non-performing loans increased approximately $7.5 million to $11.8 million at Royal Palm, and approximately $7.2 million to $14.0 million at Heartland, as of December 31, 2008. Of the total non-performing loans as of December 31, 2008, approximately $3.2 million at Royal Palm and approximately $12.0 million at Heartland were participation loans purchased from Integrity Bank, Atlanta, Georgia. At December 31, 2008, Royal Palm and Heartland were carrying a combined total of approximately $16.3 million in loans purchased from Integrity Bank, with specific reserves of approximately $5.2 million against these loans maintained in the allowance for loan loss. Approximately $15.1 million of these loans have been transferred to non-accrual status as of December 31, 2008. Both Royal Palm and Heartland are aggressively pursuing collection of these loans by working with the FDIC personnel assigned to liquidate the assets of Integrity Bank. The Company is closely monitoring these loans and has factored the non-performing status of the loans into its determination of the adequacy of the allowance for loan losses.
     Net charge-offs increased to $13.1 million for the year ended December 31, 2008 from $1.9 million for the year ended December 31, 2007. Included in net charge-offs for 2008 was a $4 million subordinated debenture issued by Integrity Bank to Mid-America. Integrity Bank was closed by the FDIC in August 2008. In addition, 2008 net charge-offs at Royal Palm Bank were $3.7 million, due to the severe devaluation of the commercial real estate market in Florida, $2.1 million at Heartland, largely related to a commercial real estate development loan in Arkansas, and $2.9 million at Mercantile Bank, also primarily due to the commercial real estate development loan in Arkansas, in which Mercantile Bank participated with Heartland.
     For the year ended December 31, 2007, the increase in the allowance for loan losses was due to growth of the loan portfolio, including the acquisition of HNB Financial, offset by a decrease in net charge-offs, and by a purchase accounting adjustment reducing the amount of a purchased impaired loan set aside in the allowance account for that particular loan at HNB. For the year ended December 31, 2006, the increases in the allowance for loan losses were due to growth of the loan portfolio, including the acquisition of Royal Palm in November 2006, plus an increase in net charge-offs in 2006. The ratio of allowance for loan losses to loans has gradually increased over that time frame from .94% to 1.75% percent.

     The following table shows activity affecting the allowance for loan losses:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)

Average loans outstanding during year	$1,274,660	$1,,097,481	$907,671	$806,955	$728,388

Allowance for loan losses:
Balance at beginning of year	$12,794	$10,613	$8,082	$7,115	$5,830

Loans charged-off:
Commercial and financial	5,447	493	1,833	429	275
Agricultural	147	75	85	54	101
Real estate — farmland	—	—	—	80	—
Real estate — construction	4,082	284	—	—	—
Real estate — commercial	2,276	18	139	50	—
Real estate — residential	823	399	139	172	169
Installment loans to individuals	901	906	1,129	956	790

Total charge-offs	13,676	2,175	3,325	1,741	1,335

Recoveries:
Commercial and financial	296	55	47	112	129
Agricultural	15	15	20	26	13
Real estate — farmland	—	—	—	—	34
Real estate — construction	1	2	1	2	5
Real estate — commercial	43	1	1	36	7
Real estate — residential	46	38	12	24	63
Installment loans to individuals	103	150	136	140	147

Total recoveries	504	261	217	340	398

Net charge-offs	13,172	1,914	3,108	1,401	937
Provision for loan losses	23,845	2,969	3,914	2,368	1,746
Purchased allowance	—	1,126	1,725	—	476

Balance at end of year	$23,467	$12,794	$10,613	$8,082	$7,115

Allowance for loan losses as a percent of total loans outstanding at year end (1)	1.75%	1.06%	1.03%	0.94%	0.92%

Allowance for loan losses as a percent of total nonperforming loans	61.74%	55.6%	165.98%	162.29%	157.87%

Ratio of net charge-offs to average total loans	1.03%	0.18%	0.34%	0.17%	0.13%

(1)	Includes loans held for sale
     The following table sets forth the allowance for loan losses by loan categories as of December 31 for each of the years indicated:

	2008		2007		2006		2005		2004
		% of Loans to		% of Loans to		% of Loans to		% of Loans to		% of Loans to
	Amount	Total Loans*	Amount	Total Loans*	Amount	Total Loans*	Amount	Total Loans*	Amount	Total Loans*
Commercial and financial	$3,218,644	13.72%	$2,848,584	22.26%	$2,767,535	26.07%	$2,721,029	33.67%	$2,651,722	37.27%
Agricultural	619,069	2.64%	149,926	1.17%	164,176	1.55%	161,417	2.00%	157,306	2.21%
Real estate — farmland	663,180	2.83%	795,329	6.22%	649,073	6.12%	673,040	8.33%	559,708	7.87%
Real estate — construction	10,859,399	46.27%	2,413,365	18.86%	1,910,323	18.00%	460,234	5.69%	282,651	3.97%
Real estate — commercial	2,388,605	10.18%	3,937,425	30.78%	2,182,023	20.56%	1,517,846	18.78%	1,420,770	19.97%
Real estate — residential	4,025,323	17.15%	1,312,475	10.26%	1,174,936	11.07%	817,301	10.11%	765,030	10.75%
Installment loans — consumer	1,245,898	5.31%	1,146,659	8.96%	1,306,972	12.31%	1,335,151	16.52%	1,084,141	15.24%
Unallocated	446,629	1.90%	190,237	1.49%	457,962	4.32%	395,982	4.90%	193,672	2.72%

Total	$23,466,747	100.00%	$12,794,000	100.00%	$10,613,000	100.00%	$8,082,000	100.00%	$7,115,000	100.00%

*Total loans	1,343,740,000		1,215,389,000		1,033,316,000		857,648,000		768,722,000

Non-Performing Assets
     It is management’s policy to place loans on non-accrual status when interest or principal is 90 days or more past due. Such loans may continue on accrual status only if they are both well-secured and in the process of collection.
     The following table sets forth information concerning non-performing assets at December 31 for each of the years indicated:

			At December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Non-accrual loans (1)
Commercial and financial	$762	$581	$429	$1,504	$1,471
Agricultural	234	308	473	223	6
Real estate — farmland	—	296	12	105	357
Real estate — construction	25,948	6,716	1,147	—	66
Real estate — commercial	1,361	3,152	2,083	417	208
Real estate — residential	5,455	8,571	1,040	839	596
Installment loans to individuals	337	195	213	544	353

Total non-accrual loans (1)	34,097	19,819	5,397	3,632	3,057

Loans 90 days past due and still accruing	3,856	3,184	993	1,342	1,009
Restructured loans	58	—	4	6	441

Total nonperforming loans	38,011	23,003	6,394	4,980	4,507

Repossessed assets	10,015	3,273	361	494	577

Other assets acquired in satisfaction of debts previously contracted	—	—	—	—	—

Total nonperforming other assets	10,015	3,273	361	494	577

Total nonperforming loans and nonperforming other assets	$48,026	$26,276	$6,755	$5,474	$5,084

Nonperforming loans to loans, before allowance for loan losses	2.83%	1.91%	0.62%	0.58%	0.58%

Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	3.57%	2.18%	0.65%	0.64%	0.66%

(1)	Interest income that would have been recorded in 2008 related to nonaccrual loans was $2.7 million, none of which is included in interest income or net income for 2008.

     Total non-performing loans increased to $38.0 million as of December 31, 2008 from $23.0 million as of December 31, 2007, while total non-performing loans and non-performing other assets increased to $48.0 million as of December 31, 2008 from $26.3 million as of December 31, 2007. The ratio of non-performing loans to total loans increased to 2.83% as of December 31, 2008, compared to 1.91% as of December 31, 2007. The ratio of non-performing loans and non-performing other assets to total loans increased to 3.57% as of December 31, 2008 from 2.18% as of December 31, 2007.
     The 2008 increase in non-performing loans was primarily due to several large commercial real estate loans and construction and development loans at Royal Palm and Heartland. These borrowers have experienced cash flow problems, making it difficult to meet debt service obligations, as a result of the weakening real estate market nation-wide, but particularly in the Southeast. Non-performing loans increased approximately $7.5 million to $11.8 million at Royal Palm, and approximately $7.2 million to $14.0 million at Heartland, as of December 31, 2008. Of the total non-performing loans as of December 31, 2008, approximately $3.2 million at Royal Palm and approximately $12.0 million at Heartland were participation loans purchased from Integrity Bank, Atlanta, Georgia. At December 31, 2008, Royal Palm and Heartland were carrying a combined total of approximately $16.3 million in loans purchased from Integrity Bank, with specific reserves of approximately $5.2 million against these loans maintained in the allowance for loan loss. Approximately $15.1 million of these loans have been transferred to non-accrual status as of December 31, 2008. Both Royal Palm and Heartland are aggressively pursuing collection of these loans by working with the FDIC personnel assigned to liquidate the assets of Integrity Bank. The Company is closely monitoring these loans and has factored the non-performing status of the loans into its determination of the adequacy of the allowance for loan losses.
     Total non-performing loans increased to $23.0 million as of December 31, 2007 from $6.4 million as of December 31, 2006, while total non-performing loans and non-performing other assets increased to $26.3 million as of December 31, 2007 from $6.8 million as of December 31, 2006. These increases were primarily a result of several borrowers with commercial and construction real estate loans at Mercantile Bank, Mid-America, and Royal Palm experiencing cash flow problems, causing those loans to exceed 90 days past due and to be placed on nonaccrual status. The December 2007 acquisition of HNB also added $2.1 million in non-accrual loans. The ratio of non-performing loans to total loans increased to 1.91% as of December 31, 2007, from .62% as of December 31, 2006. The ratio of non-performing loans and non-performing other assets to total loans increased to 2.18% as of December 31, 2007 from .65% as of December 31, 2006.
     A loan is considered to be impaired when, based on current information and events, it is probable the Company will not be able to collect all amounts due. The accrual of interest income on impaired loans is discontinued when there is reasonable doubt as to the borrower’s ability to meet contractual payments of interest or principal. Impaired loans are defined as all loans classified as “substandard”, “doubtful” or “loss” by the Company. All non-performing loans were included in impaired loans as of December 31, 2008, 2007 and 2006. The amount of impairment for impaired loans is measured on a loan-by-loan basis to determine exposure, if any, to be included in the allowance for loan losses. The amount of the impairment, if any, included in the allowance for loan losses is calculated either by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.
     Impaired loans increased $42.5 million to $72.1 million as of December 31, 2008 compared to $29.6 million as of December 31, 2007, primarily due to the deteriorating credit quality in certain commercial and construction real estate borrowers at Mid-America and Royal Palm. Included in this increase was approximately $12.0 million at Heartland and approximately $3.2 million at Royal Palm related to the purchase of participation loans from Integrity Bank, as well as approximately $10.4 million related to Mercantile Bank’s purchase of a loan on a commercial real estate development in Missouri originated by Heartland. The remaining increase was due to deteriorating economic conditions and devaluation of real estate in the Company’s markets, particularly in Florida. Royal Palm’s impaired loans in 2008, in addition to the Integrity Bank participation loans, increased by approximately $13.3 million.
     Impaired loans increased $17.5 million to $29.6 million as of December 31, 2007 compared to $12.1 million as of December 31, 2006, primarily due to loan growth, as well as deteriorating credit quality in certain commercial and commercial real estate borrowers at Mid-America and Royal Palm.

     As of December 31, 2008, the Company believes that it has adequately reserved for any potential loss on impaired loans, based on current information available. Interest income of $4.1 million, $2.2 million, and $868 thousand was recognized on impaired loans on an accrual basis in 2008, 2007, and 2006, respectively, while interest income of $4.1 million, $2.3 million, and $784 thousand was recognized on a cash basis for 2008, 2007 and 2006, respectively.
Potential Problem Loans
     Potential problem loans, which are also referred to as watch list loans, are those loans which are not categorized as impaired, non-accrual, past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Further deterioration of the borrower’s financial condition or the economy in general could cause such a loan to develop into a non-performing loan. Identification as a potential problem loan is management’s first level of warning, and provides for increased scrutiny and frequency of reviews by internal loan review personnel. While most non-performing loans were previously classified as potential problem loans, management believes that the increased attention devoted to these borrowers will allow for most to continue performing according to the original terms of the loans. Management assesses the potential for loss on such loans as it would with other problem loans. Management feels that these loans are substantially collateralized and has considered the effect of any potential loss in determining its allowance for possible loan losses. Potential problem loans totaled $68.6 million, $56.7 million, and $27.1 million at December 31, 2008, 2007 and 2006, respectively. The increase in potential problem loans in 2008 was due to management’s aggressive monitoring of the portfolio at all of the subsidiary banks, in particular at Royal Palm and Heartland, in light of deteriorating credit quality brought on by the economic slowdown and softening of the real estate market. There are no other credits identified about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.
Other Interest-Bearing Assets
     There are no other interest-bearing assets that are categorized as impaired.
Other Assets
     Foreclosed assets held for sale increased to $10.0 million as of December 31, 2008 as compared to $3.2 million as of December 31, 2007, primarily due to the default of several of Royal Palm’s loans in the Florida market and several of Heartland’s purchased participation loans in the Georgia and Arkansas markets that resulted in foreclosure on the properties collateralizing the loans. Included in the Company’s foreclosed assets held for sale is a property representing Royal Palm Bank’s interest in a participation agreement among several banks in a loan to develop a resort property in Florida. The borrower defaulted and the lead bank in the participation agreement foreclosed on the property in 2007. The Company’s carrying value of this property is $1.1 million at December 31, 2008. One of the other participants has filed a lawsuit in federal court seeking to have an equitable lien established to force a sale of the property, with the plaintiff recovering its debt before any of the other participants. Should the court rule in favor of the plaintiff, it is possible that the Company would not receive sufficient proceeds to recover its carrying value of $1.1 million. However, after evaluating the circumstances involving this case and currently available information, the Company has concluded that its carrying value on this property is fairly stated.

     Federal Home Loan Bank stock is stated at cost and is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned approximately $3.5 million of Federal Home Loan Bank of Chicago (“FHLB”) stock as of December 31, 2008 and 2007. During the third quarter of 2007, FHLB received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. The FHLB will continue to provide liquidity and funding through advances and purchase loans through the Mortgage Partnership Facility program. With regard to dividends, the FHLB will continue to assess its dividend capacity each quarter and may make appropriate request for approval from its regulator. Since the FHLB did not pay a dividend during the fourth quarter of 2007 or the calendar year of 2008, the stock is considered a non-performing asset as of December 31, 2008 and 2007. Management performed an analysis and, based on currently available information, determined the investment in this FHLB stock was not impaired as of December 31, 2008 and 2007.
     Cost method investments in common stock decreased $2.8 million to $3.3 million as of December 31, 2008 as compared to $6.1 million as of December 31, 2007, due to reclassifying the Company’s $1.1 million investment in Solera National Bancorp, Inc., (“Solera”) from a cost method investment to an available-for-sale security due to Solera becoming a publicly traded company during 2008. This decrease was also due to the Company recognizing an impairment charge of $1.2 million on the Company’s cost method investment in Premier Bancshares, Inc., located in Jefferson City, Missouri, based on the difference between the Company’s cost and the investee’s book value, which was determined to be a reasonable estimate of fair value.
     Deferred income taxes increased $6.7 million to $9.2 million as of December 31, 2008 as compared to $2.5 million as of December 31, 2007, primarily due to the increase in allowance for loan losses and the reversal of a gain on sale of a cost method investment from prior years that had been deferred for tax purposes.
     Cash surrender value of life insurance increased $1.0 million or 4.2% to $25.3 million as of December 31, 2008 compared to $24.2 million as of December 31, 2007, due to earnings generated by the underlying policies on the lives of certain officers or former officers of the Company.
     Goodwill increased $719 thousand to $44.7 million as of December 31, 2008 compared to $43.9 million as of December 31, 2007. This increase was attributable to the goodwill recorded in 2008 upon the Company incurring data processing contract termination costs related to the HNB Financial acquisition in September 2007. The Company tests goodwill for impairment on an annual basis. If the implied fair value of goodwill was lower than its carrying amount, a goodwill impairment would be indicated and goodwill written down to its implied fair value. The Company’s analysis for goodwill impairment includes comparable merger and acquisition transactions, discounted cash flow and present value analysis, dilution analysis, premium-to-market analysis and representative potential acquisition modeling. Based on currently available information and this analysis, the Company concluded there was no impairment of goodwill at December 31, 2007 or 2008.
     Other assets increased $6.5 million to $14.4 million as of December 31, 2008 from $7.9 million as of December 31, 2007, primarily due to an increase of $4.5 million of income tax refunds receivable related to the net loss in 2008.
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
     Average total deposits (both interest-bearing and demand) increased $202 million or 16.9% as of December 31, 2008 to $1.4 billion from $1.2 billion as of December 31, 2007. Approximately $103.7 million of this increase was attributable to the September 2007 acquisition of HNB Financial. The remainder of the increase was due to moderate growth at the Company’s other subsidiary banks.

     As a percentage of average total deposits, there were increases in money market deposits and time and brokered time deposits and decreases in interest-bearing demand deposits, savings deposits, and noninterest-bearing demand deposits. Average money market deposits increased slightly to 16.12% for 2008 from 16.10% for 2007 and average time and brokered time deposits increased to 58.9% for 2008 from 58.4% for 2007. Average interest-bearing demand deposits decreased to 9.7% for 2008 from 9.8% for 2007, average savings deposits decreased to 6.1% for 2008 from 6.2% for 2007, and average noninterest-bearing demand deposits decreased to 9.1% for 2008 from 9.4% for 2007. To attract both new deposit customers as well as new balances from existing customers, management continually researches its local markets to identify customer banking needs in order to develop new and re-designed products to meet those needs. Marketing campaigns are created to promote products from all categories of deposits and include new features on demand deposit accounts as well as revised rates and terms on interest-bearing accounts. The primary objective of these promotions is to provide funding for loan growth, reduce overall funding costs through growth of lower-priced savings and money market accounts (relative to time deposits) and generate a larger customer base from which to cross-sell other banking services. Management believes that the Company will continue to attract new customers and new deposit balances in the future by monitoring its customer needs to determine what products and services are required to stay competitive.

	December 31,
	2008			2007			2006
	Average		Average	Average		Average	Average		Average
	Balance	% Total	Rate	Balance	% Total	Rate	Balance	% Total	Rate
	(dollars in thousands)
Non-interest bearing demand deposits	$127,694	9.1%	0.00%	$112,091	9.4%	0.00%	$101,302	10.2%	0.00%
Interest bearing demand deposit	135,406	9.7%	0.99%	116,908	9.8%	1.62%	107,126	10.7%	1.40%
Savings/Money market	309,348	22.3%	1.95%	266,287	22.3%	3.47%	179,056	17.9%	2.82%
Time deposits	820,908	58.9%	4.19%	696,542	58.5%	4.83%	610,202	61.2%	4.35%

Total	$1,393,356	100.00%	3.30%	$1,191,828	100.00%	4.15%	$997,686	100.0%	3.69%

	December 31,
	2008	2007	2006	2005
	(dollars in thousands)

High month-end balance of total deposits	$1,477,141	$1,319,459	$1,166,814	$944,672

Low month-end balance of total deposits	1,320,853	1,120,863	973,258	869,226
     Time and brokered time deposits and other deposits of $100,000 and over at December 31, 2008 had the following maturities:

December 31, 2008
(dollars in thousands)

Under 3 months	$684
3 months to 6 months	10,322
6 months to 12 months	63,988
Over 12 months	179,962

$254,956

     While a majority of the time and brokered time deposits in amounts of $100,000 or more will mature within 12 months, management expects that a significant portion of these deposits will be renewed. Historically, large time deposits have been stable and management is confident it can offer interest rates at the time of renewal that are competitive with other financial institutions.
     Total brokered time deposits were $218.4 million at December 31, 2008 and $153.5 million at December 31, 2007. Brokered time deposits are part of the Company’s overall liability management strategy, and provide a reliable source for meeting specific funding needs in an efficient and timely manner.

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

	Federal fund
	purchased and		Short-term
	securities sold under		Federal Home
	agreements to	Other short-term	Loan Bank
	repurchase	borrowings	borrowings
	(dollars in thousands)
2008
Balance, December 31, 2008	$18,523	$28,704	$2,000
Weighted average interest rate at end of year	2.71%	3.77%	.95%
Maximum amount outstanding at any month end	$28,002	$24,397	$15,440
Average daily balance	$26,196	$9,961	$7,490
Weighted average interest rate during year (1)	3.01%	2.29%	1.66%

2007
Balance, December 31, 2007	$29,936	$2,763	$12,890
Weighted average interest rate at end of year	4.48%	4.00%	4.43%
Maximum amount outstanding at any month end	$29,936	$4,006	$34,581
Average daily balance	$25,093	$1,162	$23,291
Weighted average interest rate during year (1)	4.24%	4.80%	3.54%

2006
Balance, December 31, 2006	$24,553	$1,785	$—
Weighted average interest rate at end of year	4.82%	5.04%	0.00%
Maximum amount outstanding at any month end	$24,553	$2,513	$34,060
Average daily balance	$22,481	$995	$9,418
Weighted average interest rate during year (1)	3.71%	6.00%	5.27%

(1)	The weighted average interest rate is computed by dividing total interest for the year by the average daily balance outstanding.
Included in other short-term borrowings were three notes payable at December 31, 2008:
1.	A demand note with Great River Bancshares, Inc., owned by a significant shareholder of the Company, with a principal balance of $7,552,000 and interest payable monthly at an annual rate of 7.5%. The principal balance, together with accrued interest, is payable immediately upon Great River’s written demand. The note is secured by 100% of the outstanding shares of the subsidiary banks.

2.	A note payable by Mid-America to First Community Bank of Lee’s Summit, Missouri. The note had a principal balance of $4,000,000 and an annual interest rate of 7.0%. Both the principal balance and accrued interest were payable on demand. As of February 5, 2009, the Company assumed this note from First Community Bank.

3.	A note payable by HNB Bank due to foreclosing on a loan where HNB Bank was the secondary lien-holder on the property. As of December 31, 2008, HNB Bank owed $345,000 to the primary lien-holder. This obligation was paid during January 2009.

     The Company previously had a revolving line of credit with U.S. Bank, National Association (“USB”), which was secured by 100% of the outstanding shares of the subsidiary banks. The balance at December 31, 2007 was $0. The line of credit was renewed on July 17, 2007 with an available balance of $8 million and a due date of June 30, 2008. Interest was payable quarterly at 1.5 percent below prime. The line of credit expired on June 30, 2008 and was not renewed.
Long-Term Debt and Junior Subordinated Debentures
     Long-term debt and junior subordinated debentures consisted of the following components at December 31:

	2008	2007

Federal Home Loan Bank advances, fixed rates from .65% to 5.30%, due at various dates through 2017	$60,500	$57,500
Note payable, fixed rate of 6.13%, due August 31, 2010	5,037	5,000
Note payable, fixed rate of 6.27%, due August 31, 2010	2,015	2,000
Note payable, fixed rate of 6.09%, due November 10, 2009	15,109	15,000
Junior subordinated debenture, variable rate, due June 30, 2013	2,000	2,000
Junior subordinated debentures owed to unconsolidated subsidiaries	61,858	61,858

Total long-term debt	$146,519	$143,358

     At December 31, 2008 and 2007, the Company had $60.5 million and $57.5 million, respectively, of Federal Home Loan Bank advances which are secured by U.S. Government agency and mortgage-backed securities, residential real estate mortgage loans and all stock in the Federal Home Loan Bank owned by the Company. Interest rates on these advances at December 31, 2008 vary from .65% to 5.3%. Maturities begin in 2009 and continue through 2016. Of the total FHLB advances outstanding as of December 31, 2008, $36.5 million is callable beginning in 2009.
     During December 2008, Great River Bancshares, Inc. (“Great River”), owned by a significant shareholder of the Company, assumed three notes payable from U.S. Bank, National Association (“USB”) with principal balances of $15,109,000, $5,037,000, and $2,015,000. The terms of the assumed notes were the same as the terms with USB including various covenants.
     The $15,109,000 note payable is secured by 100% of the outstanding shares of the subsidiary banks. Interest is payable quarterly at a fixed annual rate of 6.09%. Principal is due in three payments as follows: $375,000 due on March 31, 2009, $375,000 due on June 30, 2009, and $14,359,000 due on November 10, 2009.
     The $5,037,000 and $2,015,000 notes payable are secured by 100% of the outstanding shares of the subsidiary banks. Interest is payable quarterly at fixed annual rates of 6.13% and 6.27%, respectively. Principal is due in four payments as follows: $125,000 each due on December 31, 2009, $125,000 each due on March 31, 2010, $125,000 each due on June 30, 2009, and the remaining principal of $4,662,000 and $1,640,000, respectively, due on August 31, 2010.
     The notes payable have various covenants including ratios relating to the Company’s capital, allowance for loan losses, return on assets, non-performing assets and debt service coverage. The Company was in noncompliance with the non-performing assets covenant requiring an 18% maximum ratio of non-performing assets to primary capital of the subsidiary banks. At December 31, 2008, the Company’s ratio was 26%. The Company was in noncompliance with the fixed charge coverage ratio covenant requiring a minimum ratio of 1.10 to 1.00. The Company’s ratio was (.72) to 1.00 at December 31, 2008. The Company was also in noncompliance due to an unapproved debt agreement incurred by Mid-America, as well as the cease and desist order issued at Heartland. The Company has received a waiver from Great River relating to the debt covenant violations.

     On August 15, 2007, Mercantile Bank assigned its debenture with affiliate Heartland Bank to Security Bank of Pulaski Co. in the amount of $2,000,000. This debenture was originally issued June 30, 2005 with a maturity date of June 30, 2013. Interest is payable semi-annually on June 30 and December 31 at the prime rate of interest. At December 31, 2008, this rate was 3.25%. Principal is payable in full on June 30, 2013.
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
     On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust-preferred securities in the calculation for Tier 1 capital for regulatory purposes. The final rule provides a five-year transition period ending March 30, 2009, for application of the quantitative limits. The rule will limit the Company’s amount of junior subordinated debt to 25% of Tier 1 capital net of goodwill, with any excess includable in Tier 2, subject to a limit of 50% of total Tier 1 and Tier 2 capital. However, there will be no impact to the Company’s total risk-based capital as the excess of the 25% Tier 1 limit will be includable in Tier 2 capital, based on the Company’s current debt and capital structure.

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
     As noted in the “Long-Term Debt and Junior Subordinated Debentures” section of this filing, the Company had $22.2 million in term debt and a demand note of $7.5 million as of December 31, 2008 with Great River Bancshares, Inc. (“Great River”), an entity owned by a significant stockholder. Subsequent to December 31, 2008, Great River advanced another demand note of $4 million. The Great River debt is secured by all outstanding shares of common stock of the subsidiary banks. The Company and subsidiary banks’ regulatory capital ratios are adequately or well capitalized and the debt service is being provided by dividends from a majority of the subsidiary banks.
     The notes payable have various covenants including ratios relating to the Company’s capital, allowance for loan losses, return on assets, non-performing assets and debt service coverage. The Company was in noncompliance with the non-performing assets covenant requiring an 18% maximum ratio of non-performing assets to primary capital of the subsidiary banks. At December 31, 2008, the Company’s ratio was 26%. The Company was in noncompliance with the fixed charge coverage ratio covenant requiring a minimum ratio of 1.10 to 1.00. The Company’s ratio was (.72) to 1.00 at December 31, 2008. The Company was also in noncompliance due to an unapproved debt agreement incurred by Mid-America, as well as the cease and desist order issued at Heartland.
     The Company received a waiver from Great River relating to the debt covenant violations. Great River agreed to waive the existing debt covenant violations and modified the covenants from January 1, 2009 through September 30, 2009. The modifications are as follows:
•	Non-performing assets of all subsidiary banks on a combined basis cannot exceed thirty-five percent of the then primary capital of all subsidiary banks;

•	The consolidated fixed charge ratio is required to be at least .50 to 1.00 for each quarter ending after December 31, 2008; and

•	Stockholders’ equity is required to be at least $90 million less the amount of any goodwill impairment charges, as of the last day of each calendar month.
As of March 16, 2009, the Company is in compliance with these modified terms.
     The waiver will be terminated upon the earliest to occur of the following:
•	the occurrence of an event of default under any of the loan agreements;

•	the Company should fail to perform any additional covenant;

•	any changes in regulatory agreements;

•	the Company, any subsidiary holding company or any subsidiary bank being placed in receivership or being taken over by any regulatory agency;

•	the note holder determines in its sole discretion that there has been any change in the business operations or condition, financial or otherwise, of the Company, any subsidiary holding company, any subsidiary bank or any consolidated subsidiary that could have a material adverse effect;

•	April 30, 2009, if the note holder and the Company have not executed an amendment to, and restatement of, the current loan agreements between the Company and the note holder satisfactory to the note holder in its sole discretion; or

•	September 30, 2009

     Based on currently available information, the Company expects to be in compliance with the revised covenants through September 30, 2009. The Company is developing and executing a plan to raise additional equity and /or debt to replace the existing debt. The Company received shareholder approval on February 23, 2009 authorizing the Company to create and issue up to 100,000 shares in one or more classes of preferred stock, and adding 2,000,000 shares to the number of shares of common stock authorized to be issued. The Company has also engaged an investment banker to assist the Company in formulating details of the capital raising and debt restructuring plan, which could also include funds from the TARP program. The Company expects to have developed and implemented the plan by September 30, 2009.
     As previously noted, if additional capital or new debt cannot be obtained by September 30, 2009, the Company would likely be in non-compliance of its debt covenants and the debt as of December 31, 2008 of $22,160,000 would be due on demand in addition to the current demand notes totaling $11,552,000, which includes the $4 million demand notes issued subsequent to December 31, 2008. If this occurs, the Company’s contingency plan includes various options. The options would include modifying/restructuring the existing debt agreements with the possibility of converting all or a portion of the debt into preferred or common stock, renegotiating the terms of the existing debt, and negotiating a new waiver. If these options are not available and the lender exercises its demand clause, the Company has various options, which could include selling off certain branches or subsidiary banks, package and sell high-quality commercial loans, execute sale/leaseback agreements on its banking facilities, and other options. If executed, these transactions would decrease the various banks’ assets and liabilities, generate taxable income, improve capital ratios, and reduce general, administrative and other expense. In addition, the affected subsidiary banks would dividend the funds to the Company to provide liquidity to service the Company’s debt. The majority of the subsidiary banks currently do not have any dividend restrictions. Although not currently planned, the realization of the potential contingency plan in other than the ordinary course of business in order to meet liquidity needs could incur losses not reflected in these financial statements.
     The Company’s most liquid assets are cash and due from banks, interest-bearing demand deposits, and federal funds sold. The balances of these assets are dependent on the Company’s operating, investing, lending, and financing activities during any given period.
     Average liquid assets are summarized in the table below:

	Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Cash and due from banks	$34,518	$26,511	$25,153
Interest-bearing demand deposits	21,952	16,887	21,703
Federal funds sold	21,465	23,157	11,117

Total	$77,935	$66,555	$57,973

Percent of average total assets	4.58%	4.52%	4.79%

     Liquid assets as of the dates noted are summarized in the table below:

	December 31,
	2008	2007	2006
	(dollars in thousands)
Cash and due from banks	$67,595	$38,172	$28,854
Interest-bearing demand deposits	16,812	18,259	29,188
Federal funds sold	5,414	19,628	41,105

Total	$89,821	$76,059	$99,147

Percent of total assets	5.06%	4.64%	6.96%

     The Company’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayment, sales of loans, and capital funds. Additional liquidity is provided by bank lines of credit and term debt, repurchase agreements, issuance of trust preferred securities and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank.
     The Company uses Federal Home Loan Bank advances primarily for funding loans at each of the Company’s subsidiary banks as a lower-cost alternative to certain categories of time deposits and to fit various time intervals within the Company’s overall rate-sensitivity position. If a substantial portion of the FHLB advances were called, it would have an adverse effect on liquidity. However, the Company has the ability to replace those borrowings with new advances, at the prevailing interest rates and terms established by the FHLB. Other options would include additional federal funds borrowings, additional utilization of brokered time deposits, seasonal lines of credit at the Federal Reserve Bank and pledging unencumbered investment securities as collateral for FHLB borrowings. Based on the Company’s internal policy limits, these other options provide an additional borrowing capacity of approximately $464 million as of December 31, 2008.
     The Company has utilized derivative instruments to manage interest rate risk. During 2003, the Company entered into two interest rate swap agreements with a notional amount totaling $15 million. The interest rate swap agreements were used to hedge a pool of variable rate loans. These agreements matured in 2006.
     As indicated in the table above, average liquid assets increased 17.1% to $77.9 million as of December 31, 2008 from $66.6 million in 2007, which increased 8.6% from $58.0 million in 2006. As a percent of average total assets, average liquid assets increased to 4.58% in 2008 from 4.52% in 2007, which had decreased from 4.79% in 2006. The increase in average liquid assets during 2008 was attributable to recognizing a full year of HNB Financial’s average liquid assets.
     An additional source of liquidity that can be managed for short-term and long-term needs is the Company’s ability to securitize or package loans (primarily mortgage loans) for sale. The Company sold $92.5 million in mortgage loans during 2008, $46.8 million during 2007, and $41.1 million during 2006. As of December 31, 2008 and 2007 the Company carried $4.4 million and $3.3 million, respectively, in loans held for sale that management intends to sell during the next 12 months.
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
     As of December 31, 2008, the total amount of time and brokered time deposits scheduled to mature in the following 12 months was approximately $572 million. Long-term debt and related interest payments due in the following 12 months was approximately $36.9 million. Operating lease payments due in the next 12 months total approximately $409 thousand. The Company believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on time and brokered time deposits to retain deposits in changed interest environments. If the Company requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank are available as an additional source of funds.

The following table presents additional information about contractual obligations as of December 31, 2008, which by their terms have contractual maturity and termination dates subsequent to December 31, 2008:

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals
	(dollars in thousands)

Contractual obligations:
Certificates of deposit	$572,231	$230,415	$68,322	$20,226	$891,194
Short-term borrowings	49,227	—	—	—	49,227
Long-term borrowing (1)	31,109	31,052	10,000	74,358	146,519
Interest payments on long-term borrowings	5,895	10,977	5,187	8,385	30,444
Minimum operating lease commitments	409	666	498	504	2,077

Totals	$658,871	$273,110	$84,007	$103,473	$1,119,461

(1)	The long-term borrowings include: Federal Home Loan Bank advances totaling $60.5 million at fixed rates ranging from .65% to 5.3%; bank notes payable totaling $19.6 million at variable rates of interest ranging from 3.25% to 6.27% at December 31, 2008; junior subordinated debentures totaling $10.3 million at a fixed rate of 6.10% until November 2015; junior subordinated debentures totaling $10.3 million at a fixed rate of 7.17% until July 2011; junior subordinated debentures totaling $20.6 million at a variable rate of 3.12% at December 31,2008; and junior subordinated debentures totaling $20.6 million at a fixed rate of 6.84% until October 2017.
     As of December 31, 2008, the Company had open-end lines of credit with approximately $243 million available to be drawn upon and approximately $21 million in unfunded letters of credit. The following table presents additional information about unfunded commitments as of December 31, 2008, which by their terms have contractual maturity dates subsequent to December 31, 2008:

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals
	(dollars in thousands)

Unfunded commitments:
Letters of credit	$18,150	$368	$25	$2,169	$20,712
Lines of credit	61,862	151,286	17,804	12,523	243,475

Totals	$80,012	$151,654	$17,829	$14,692	$264,187

     Included in the total outstanding unused lines of credit of $243 million as of December 31, 2008 were commercial lines of $229 million and consumer lines of $14 million.
     The Company’s banking subsidiaries routinely enter into commitments to extend credit in the normal course of their business. At December 31, 2008, the Company had outstanding commitments to originate loans aggregating approximately $8.6 million. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $6.7 million at December 31, 2008. The balance of commitments to extend credit represents future cash requirement and some of these commitments may expire without being drawn upon. The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

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
     The following table sets forth the static rate-sensitivity analysis of the Company as of December 31, 2008:

	Rate Sensitive Within
								Fair
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Value
	(dollars in thousands)
Interest bearing deposits	$16,812	$—	$—	$—	$—	$—	$16,812	$16,812
Federal funds sold	5,414	—	—	—	—	—	5,414	5,414
Securities
U.S. government agencies	2,019	761	773	436	348	450	4,787	4,787
Mortgage-backed securities	15,787	44,709	27,930	28,704	8,598	8,710	134,438	134,585
State and political subdivisions	5,522	6,509	9,328	9,555	3,965	13,699	48,578	48,627
Equity securities	—	—	—	—	—	6,294	6,294	6,294
Loans and loans held for sale	483,228	224,995	133,983	80,081	77,779	343,674	1,343,740	1,325,196

Total rate-sensitive assets	$528,782	$276,974	$172,014	$118,776	$90,690	$372,827	$1,560,063	$1,541,715

Interest bearing transaction deposits	$4,024	$—	$—	$—	$—	$138,389	$142,413	$142,413
Savings deposits	5,571	—	—	—	—	81,892	87,463	87,463
Money market deposits	201,720	—	—	—	—	—	201,720	201,720
Time and brokered time deposits	572,231	151,438	78,977	23,469	44,853	20,226	891,194	889,572
Short-term borrowings	49,227	—	—	—	—	—	49,227	49,227
Long-term debt and junior subordinated debentures	31,109	17,052	14,000	5,000	5,000	74,358	146,519	141,317

Total rate-sensitive liabilities	$863,882	$168,490	$92,977	$28,469	$49,853	$314,865	$1,518,536	$1,511,712

Rate sensitive assets — rate sensitive liabilities	$(335,100)	$108,484	$79,037	$90,307	$40,837	$57,962	$41,527	$30,003

Cumulative Gap	$(335,100)	$(226,616)	$(147,579)	$(57,272)	$(16,435)	$41,527

Cumulative amounts as % of total rate-sensitive assets	(21.48)%	(14.53)%	(9.46)%	(3.67)%	(1.05)%	2.66%

Cumulative Ratio	0.61	0.78	0.87	0.95	0.99	1.03

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
     The funds management policies of the Company require the subsidiary banks to monitor their rate-sensitivity positions so that net interest income over the next twelve months will not be reduced by more than 10% given a change in interest rates of up to 200 basis points (plus or minus). As of December 31, 2008, management feels that the banks and the Company, on a consolidated basis, are within those guidelines.

Capital Resources
     Other than the issuance of common stock, the Company’s primary source of capital is net income retained by the Company. During the year ended December 31, 2008, the Company incurred a net loss of $8.8 million and paid dividends of $2.1 million to stockholders. During the years ended December 31, 2007 and 2006, the Company earned $10.0 million and $10.3 million and paid dividends to stockholders of $2.1 million and $1.9 million resulting in a retention of current earnings of $7.9 million and $8.4 million, respectively. At a special meeting on February 23, 2009, the Company received shareholder approval authorizing the Company to create and issue up to 100,000 shares in one or more classes of preferred stock, and adding 2,000,000 shares to the number of shares of common stock authorized to be issued. The Company is executing steps towards a capital and debt restructuring plan that would consider both private and governmental options. The purpose of the capital and debt restructuring plan is to address the liquidity issues noted in the “Liquidity” section of this filing. The Company and subsidiary banks are currently adequately or well-capitalized by regulatory definitions, and have various options to maintain adequate or well-capitalized status if the capital and debt restructuring plan is not completed.
     The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of December 31, 2008, the Company had a total capital to total risk-weighted asset ratio of 9.25%, a Tier 1 capital to risk-weighted asset ratio of 6.10% and a Tier 1 leverage ratio of 5.08%. As of December 31, 2007, the Company had a total capital to total risk-weighted asset ratio of 10.5%, a Tier 1 capital to risk-weighted asset ratio of 7.9% and a Tier 1 leverage ratio of 6.7%. The decrease in the capital ratios from 2007 to 2008 was primarily due to the net loss incurred in 2008. Despite the decreases, the Company exceeds the regulatory capital guidelines. Likewise, the individual ratios for each of the Company’s bank subsidiaries also exceed the regulatory guidelines.
     Without prior approval, the subsidiary banks are restricted as to the amount of dividends that they may declare to the balance of the retained earnings account, adjusted for defined bad debts. The banks’ retained earnings available for dividends to the Company at December 31, 2008 and 2007 totaled $72.4 million and $62.0 million, respectively. As a practical matter, the subsidiary banks restrict dividends to a lesser amount because of the desire to maintain an adequate capital structure. Despite these restrictions, management feels that it has sufficient resources available to meet its capital and funding needs, provided the Company executes a capital raising and debt restructuring plan successfully.
Regulatory Considerations
     In connection with regular examinations of the Company, Royal Palm Bank and Heartland Bank by the Federal Reserve Bank of St. Louis (“FRB”), the FDIC and Florida Office of Financial Regulation (“FOFR”), various actions were taken by the regulatory agencies.
     On March 10, 2009, the Company received a notice from the FRB of its intent to issue a Memorandum of Understanding (“MOU”), which is expected to be signed by the Company’s Board of Directors on March 17, 2009. Under the terms of the MOU, the Company will be expected to, among other things, provide its subsidiary banks with financial and managerial resources as needed, submit capital and cash flow plans to the FRB and provide periodic performance updates to the FRB. In addition, the Company will be prohibited from paying any special salaries or bonuses to insiders, paying dividends, paying interest related to trust preferred securities, or incur any additional debt, without the prior written approval of the FRB.

     On October 3, 2008, Royal Palm Bank entered into a MOU with the FDIC and FOFR. Under the terms of the MOU, Royal Palm Bank agreed, among other things, to provide certain information to each supervisory authority including, but not limited to, financial performance updates, loan performance updates, written plan for improved earnings, written capital plan, review and assessment of all officers who head departments of the bank, and written reports of progress. In addition, the Royal Palm Bank agreed not to declare any dividends or make any distributions of capital without the prior approval of the supervisory authorities, and to maintain its Tier 1 Leverage Capital Ratio at no less than 8.0%, the Tier 1 Risk Based Capital Ratio at no less than 10.0%, and Total Risk Based Capital Ratio at no less than 12.0%. At December 31, 2008, Royal Palm Bank’s Total Risk Based Capital Ratio was 11.96%. As specified in the MOU, Royal Palm Bank notified the supervisory authorities within 10 days of the determination of the ratio and provided a plan to increase capital by a sufficient amount to raise the ratio to the required percentage prior to the next quarter end. The Company expects to meet that requirement prior to March 31, 2009.
     Each of the Memorandum of Understanding agreements is characterized by regulatory authorities as an informal action that is neither published nor made publicly available by the agencies and is used when circumstances warrant a milder form of action than a formal supervisory action, such as a cease and desist order.
     On March 9, 2009, Heartland signed a cease and desist order (“CDO”) with the FDIC. Under the terms of the CDO, Heartland agreed to, among other things, prepare and submit plans and reports to the FDIC regarding certain matters including, but not limited to, progress reports detailing actions taken to secure compliance with all provisions of the order, loan performance updates as well as a written plan for the reduction of adversely classified assets, a revised comprehensive strategic plan, and a written profit plan and comprehensive budget. In addition, Heartland agreed not to declare any dividends without the prior consent of the FDIC and to maintain its Tier 1 capital ratio at no less than 8.0% and maintain its Total Risk Based Capital at no less than 12.0%. A CDO is a formal action by the FDIC requiring Heartland to take corrective measures in a number of areas, but no fines or penalties were imposed as a result of the order. Heartland will continue to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions. All customer deposits remain fully insured to the maximum limits set by the FDIC.
     The Company, Heartland Bank and Royal Palm Bank are committed to ensuring that the requirements of the regulatory agreements are met in a timely manner.
Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157 (FAS 157), Fair Value Measurements. This Statement establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted FAS 157 effective January 1, 2008. The Company added the required footnote disclosures as a result of adopting this standard.
     In February 2008, the FASB issued two Staff Positions (FSPs) on Statement No. 157: FSP 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 excludes fair value measurements related to leases from the disclosure requirements of FAS 157. FSP 157-2 delays the effective date of FAS 157 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company is applying the deferral guidance in FSP 157-2, and accordingly, has not applied the non-recurring disclosure to non-financial assets or non-financial liabilities valued as fair value on a non-recurring basis.
     In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. This FSP addresses application issues related to FAS 157, Fair Value Measurements, in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of this FSP did not have a material impact on the Company’s financial statements.

     In February 2007, the FASB issued SFAS No. 159 (FAS 159), The Fair Value Option for Financial Assets and Financial Liabilities — Including Amendment of FASB Statement No. 115. FAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet. The main intent of FAS 159 is to mitigate the difficulty in determining reported earnings caused by a “mixed-attribute model” (that is, reporting some assets at fair value and others using a different valuation method such as amortized cost). The project is separated into two phases. This first phase addresses the creation of a fair value option for financial assets and liabilities. A second phase will address creating a fair value option for selected non-financial items. FAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company has not elected the fair value option for any financial assets or liabilities at December 31, 2008.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160 requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in deconsolidation. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The application of FAS 160 will impact the Company as the minority interest of $5,735,000 at December 31, 2008 will be included as a component of stockholders’ equity.
     In March 2008, the FASB issued SFAS No. 161 (FAS 161), Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company has determined that this standard will not have a material impact on its consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162 (FAS 162), The Hierarchy of Generally Accepted Accounting Principles. FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (The GAAP hierarchy). This Statement became effective on November 15, 2008. The application of FAS 162 did not have a material impact on the Company’s consolidated financial statements
     In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities. The FASB issued this FSP to amend the disclosure guidance in FAS 140 and FIN 46 (revised December 2003). The FSP requires public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. The FSP was effective December 31, 2008. The application of this FSP did not have a material impact on the Company’s consolidated financial statements.
     In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20. The FASB issued FSP EITF 99-20-1 to amend the impairment guidance in EITF Issue No. 99-20 in order to achieve more consistent determination of whether an other-than-temporary impairment (OTTI) has occurred. Prior to this FSP, the impairment model in EITF 99-20 was different from FASB Statement No. 115 (FAS 115), Accounting for Certain Investments in Debt and Equity Securities. This FSP amended EITF 99-20 to more closely align the OTTI guidance therein to the guidance in FAS 115. Retrospective application to a prior interim or annual period is prohibited. The application of this FSP did not have a material impact on the Company consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007) (FAS 141R), Business Combinations. The revised statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. Statement No. 141R requires prospective application for business combinations and consummated in fiscal years beginning on or after December 15, 2008. The Company does not expect the application of FAS 141 to have a material impact on the Company’s consolidated financial statements.
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
Item 8. Financial Statements and Supplementary Data
     The financial statements, the reports thereon, and the notes thereto commence at page 93 of this Annual Report on Form 10-K.
Consolidated Quarterly Financial Data

	2008
	December 31	September 30	June 30	March 31
	(dollars in thousands, except per share data)

Interest income	$22,677	$23,525	$23,222	$24,564
Interest expense	12,123	11,845	12,322	14,365

Net interest income	10,554	11,680	10,900	10,199
Provision for loan losses	12,762	4,480	1,834	4,769
Noninterest income	4,427	1,847	4,473	3,248
Noninterest expense	13,738	16,339	12,511	11,586
Minority interest	(1,267)	(1,662)	(105)	(287)

Income (loss) before income taxes	(10,252)	(5,630)	1,133	(2,621)
Income tax benefit	(3,538)	(3,937)	(130)	(944)

Net income (loss)	$(6,714)	$(1,693)	$1,263	$(1,677)

Basic earnings (loss) per share	(0.77)	(0.19)	0.14	(0.19)

	2007
	December 31	September 30	June 30	March 31
	(dollars in thousands, except per share data)

Interest income	$25,782	$24,193	$23,060	$22,908
Interest expense	14,649	13,657	12,648	12,507

Net interest income	11,133	10,536	10,412	10,401
Provision for loan losses	1,111	677	426	755
Noninterest income	3,814	5,029	2,774	2,342
Noninterest expense	10,843	9,948	9,424	9,193
Minority interest	91	197	159	175

Income before income taxes	2,902	4,743	3,177	2,620
Income taxes	414	1,450	801	776

Net income	$2,488	$3,293	$2,376	$1,844

Basic earnings per share	.29	.38	.27	.21

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the three years ended December 31, 2008.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2008, are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.
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

     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by BKD, LLP, an independent registered public accounting firm, as stated in their report which is included herein.
March 17, 2009

/s/ Ted T. Awerkamp
Ted T. Awerkamp
President and Chief Executive Officer

/s/ Michael P. McGrath
Michael P. McGrath
Executive Vice President, Treasurer, Secretary and Chief Financial Officer
Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Mercantile Bancorp, Inc.
Quincy, Illinois
We have audited Mercantile Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Mercantile Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Mercantile Bancorp, Inc. and our report dated March 17, 2009 expressed an unqualified opinion thereon.
/sig/ BKD, llp

Decatur, Illinois
March 17, 2009

Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Company and Corporate Governance
     For information on the executive officers of the Company, please see Part I of this Form 10-K under the caption Item 4A — “Executive Officers of Registrant” which is incorporated herein by reference in response to this item. Also, the Company incorporates herein by reference the information set forth under the captions “Election of Directors”, “Ratification of Selection of Independent Auditors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Company’s definitive proxy statement for its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“2009 Proxy Statement”). The Company’s Board of Directors has adopted a Code of Ethics for senior executive, financial and accounting officers, among other persons, which was filed as Exhibit 14.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
Item 11. Executive Compensation
     The information under the captions “Executive Compensation and Other Information”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2009 Proxy Statement are incorporated herein by reference in response to this item.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information under the caption “Ownership of Common Stock by Management and Principal Shareholders” in the 2009 Proxy Statement is incorporated herein by reference in response to this item.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information under the captions “Interests of Directors and Officers in Certain Transactions” and “Corporate Governance — Director Independence” in the 2009 Proxy Statement are incorporated herein by reference in response to this item.
Item 14. Principal Accounting Fees and Services
     The information under the caption “Principal Accounting Fees and Services” in the 2009 Proxy Statement is incorporated herein by reference in response to this item.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Financial Statements
     Reference is made to the consolidated financial statements, reports thereon, and notes thereto commencing at page 93 of this Annual Report on Form 10-K. A list of such consolidated financial statements is set forth below:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2008 and 2007
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007, and 2006
Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2008, 2007, and 2006
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007, and 2006
Notes to Consolidated Financial Statements
(b) Exhibits — See Exhibit Index
(c) There are no financial statement schedules filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCANTILE BANCORP, INC. (Registrant)
	By:	/s/ Ted T. Awerkamp
		Name:	Ted T. Awerkamp
Dated: March 17, 2009		Title:	President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ted T. Awerkamp Ted T. Awerkamp	President and Chief Executive Officer (principal executive officer)	March 17, 2009

/s/ Michael P. McGrath Michael P. McGrath	Executive Vice President, Treasurer, Secretary and Chief Financial Officer (principal financial officer/principal accounting officer)	March 17, 2009

/s/ Ted T. Awerkamp Ted T. Awerkamp	Director	March 17, 2009

/s/ Dan S. Dugan Dan S. Dugan	Chairman, Director	March 17, 2009

/s/ Michael J. Foster Michael J. Foster	Director	March 17, 2009

/s/ William G. Keller William G. Keller, Jr.	Director	March 17, 2009

/s/ Frank H. Musholt Frank H. Musholt	Director	March 17, 2009

/s/ Dennis M. Prock Dennis M. Prock	Director	March 17, 2009

/s/ Walter D. Stevenson, III Walter D. Stevenson, III	Director	March 17, 2009

/s/ James W. Tracy James W. Tracy	Director	March 17, 2009

Exhibit Index

Exhibit
Number	Description of Exhibit

3.1	Certificate of Incorporation of Mercantile Bancorp, Inc., as amended, filed with the Registration Statement on Form 10 dated May 12, 2004 (File No. 000-50757) (the “Registration Statement”), under the same exhibit number.

3.2	Bylaws of Mercantile Bancorp, Inc., as amended, filed as Exhibit 99.1 to a Current Report on Form 8-K filed November 21, 2007.

3.3	Certificate of Amendment to the Certificate of Incorporation of Mercantile Bancorp, Inc., filed herewith.

4.1	Shareholder Rights Agreement dated July 9, 1999 between the Company and Mercantile Trust & Savings Bank, filed under same exhibit number with the Registration Statement.

4.2	Amendment to Shareholder Rights Agreement dated May 15, 2000 between the Company and Mercantile Trust & Savings Bank, filed under same exhibit number with the Registration Statement.

10.1†	Executive Employee Salary Continuation Agreement dated December 8, 1994 between Mercantile Trust & Savings Bank and Dan S. Dugan, filed as Exhibit 10.3 with the Registration Statement.

10.2†	Amendment to Dugan Executive Employee Salary Continuation Agreement dated April 26, 2004, filed as Exhibit 10.4 with the Registration Statement.

10.3†	Second Amendment to Dugan Executive Employee Salary Continuation Agreement dated December 29, 2006, filed as Exhibit 10.1 to a Current Report on Form 8-K filed January 5, 2007.

10.4†	Executive Employee Salary Continuation Agreement, as amended and restated effective January 1, 2009 between Mercantile Bank and Ted T. Awerkamp, filed herewith.

10.5†	Employment Agreement dated January 1, 2008, between the Company and Ted T. Awerkamp, filed as Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K).

10.6†	Amendment to Employment Agreement dated July 15, 2008, between the Company and Ted T. Awerkamp, filed as Exhibit 10.1 to the Periodic Report on Form 10-Q for the quarter ended September 30, 2008 (the “2008 Third Quarter Form 10-Q”).

10.7†	Employment Agreement dated January 1, 2008, between the Company and Michael P. McGrath, filed as Exhibit 10.9 to the 2007 Form 10-K.

10.8†	Amendment to Employment Agreement dated July 15, 2008, between the Company and Michael P. McGrath, filed as Exhibit 10.2 to the 2008 Third Quarter Form 10-Q.

10.9†	Employment Agreement dated January 1, 2008, between the Company and Daniel J. Cook, filed as Exhibit 10.10 to the 2007 Form 10-K.

10.10†	Amendment to Employment Agreement dated July 15, 2008, between the Company and Daniel J. Cook, filed as Exhibit 10.3 to the 2008 Third Quarter Form 10-Q.

10.11	Mercantile Bancorp, Inc. Profit Sharing Plan and Trust, filed as Exhibit 10.7 with the Registration Statement.

10.12	401(k) Plan Adoption Agreement, filed as Exhibit 10.8 with the Registration Statement.

Exhibit
Number	Description of Exhibit

10.13	Amendment to the Profit Sharing Plan and Trust, filed as Exhibit 10.9 with the Registration Statement.

10.14	Consulting Agreement dated March 2, 2007 between Mercantile Bancorp, Inc. and Dan S. Dugan, filed as Exhibit 10.1 to a Current Report on Form 8-K filed March 7, 2007.

10.15	Consulting Agreement dated January 15, 2008 between Mercantile Bancorp, Inc. and Dan S. Dugan, filed as Exhibit 10.16 to the 2007 Form 10-K.

10.16	Consulting Agreement dated March 1, 2009 between Mercantile Bancorp, Inc. and Dan S. Dugan, filed herewith.

10.17	Third Amended and Restated Term Loan Agreement dated November 10, 2006 by and between Mercantile Bancorp, Inc., Borrower, and U.S. Bank National Association, formerly known as Firstar Bank, N.A., Lender, filed as Exhibit 10.1 with the Periodic Report on Form 10-Q for the quarter ended September 30, 2006 (the “2006 Third Quarter Form 10-Q”).

10.18	First Amendment to Third Amended and Restated Loan Agreement between Mercantile Bancorp, Inc. and U.S. Bank National Association, dated March 20, 2007, filed as Exhibit 10.1 to a Current Report on Form 8-K filed March 24, 2007.

10.19	Second Amendment to Third Amended and Restated Loan Agreement between Mercantile Bancorp, Inc. and U.S. Bank National Association, dated as of June 30, 2007, filed as Exhibit 10.1 to a Current Report on Form 8-K filed July 19, 2007.

10.20	Third Amendment to Third Amended and Restated Loan Agreement between Mercantile Bancorp, Inc. and U.S. Bank National Association, dated September 7, 2007, filed as Exhibit 10.1 to a Current Report on Form 8-K filed September 12, 2007.

10.21	Assignment Agreement among U.S. Bank National Association, Great River Bancshares, Inc. and Mercantile Bancorp, Inc., dated December 23, 2008, filed herewith.

10.22	Secured Demand Promissory Note made by Mercantile Bancorp, Inc. to Great River Bancshares, Inc., dated December 31, 2008, filed herewith.

10.23	Secured Demand Promissory Note made by Mercantile Bancorp, Inc. to Great River Bancshares, Inc., dated February 5, 2009, filed herewith.

10.24	Waiver and Agreement by and between Merchantile Bancorp, Inc., and Great River Bancshares, Inc., dated March 13, 2009, regarding certain loan covenants of the Company, filed herewith.

10.25	Construction Agreement dated August 24, 2006 by and between Mercantile Trust & Savings Bank, Owner, and Clayco, Inc., Contractor, filed as Exhibit 10.2 with the 2006 Third Quarter Form 10-Q.

10.26	General Conditions of the Contract for Construction by and between Mercantile Trust & Savings Bank, Owner, and Clayco, Inc., Contractor, filed as Exhibit 10.3 with the 2006 Third Quarter Form 10-Q.

14.1	Code of Ethics, filed under same exhibit number with Annual Report on Form 10-K for fiscal year ended December 31, 2004.

21	Subsidiaries of registrant, filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.

Exhibit
Number	Description of Exhibit

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

†	Management contract or compensatory plan or arrangement.

Mercantile Bancorp, Inc.
December 31, 2008 and 2007

Tentative Draft — Subject to Revisions
Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Mercantile Bancorp, Inc.
Quincy, Illinois
We have audited the accompanying consolidated balance sheets of Mercantile Bancorp, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercantile Bancorp, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mercantile Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
As discussed in Note 20, the Company changed its method of accounting for fair value measurements in accordance with Statement of Financial Accounting Standards No. 157.
/sig/ BKD, llp

Decatur, Illinois
March 17, 2009

Mercantile Bancorp, Inc.
Consolidated Balance Sheets
December 31, 2008 and 2007
(in thousands, except share data)
Assets

	2008	2007

Cash and due from banks	$67,595	$38,172
Interest-bearing demand deposits	16,812	18,259
Federal funds sold	5,414	19,628

Cash and cash equivalents	89,821	76,059

Available-for-sale securities	185,192	192,239

Held-to-maturity securities (fair value of $9,101 and $13,624)	8,905	13,518

Loans held for sale	4,366	3,338

Loans, net of allowance for loan losses of $23,467 and $12,794 at December 31, 2008 and 2007	1,315,907	1,199,257

Interest receivable	10,240	11,343

Foreclosed assets held for sale, net	9,959	3,172

Federal Home Loan Bank stock	8,213	7,790

Cost method investments in common stock	3,314	6,105

Deferred income taxes	9,181	2,457

Mortgage servicing rights	959	1,307

Cash surrender value of life insurance	25,278	24,248

Premises and equipment	40,616	42,003

Goodwill	44,653	43,934

Core deposit and other intangibles	4,002	4,514

Other	14,377	7,861

Total assets	$1,774,983	$1,639,145

See Notes to Consolidated Financial Statements

Liabilities and Stockholders’ Equity

	2008	2007
Liabilities
Deposits Demand	$139,486	$133,890
Savings, NOW and money market	431,596	420,394
Time	672,763	611,676
Brokered time	218,431	153,499

Total deposits	1,462,276	1,319,459

Short-term borrowings	49,227	45,589
Long-term debt	84,661	81,500
Junior subordinated debentures	61,858	61,858
Interest payable	4,280	6,040
Other	7,989	6,971

Total liabilities	1,670,291	1,521,417

Commitments and Contingent Liabilities

Minority Interest	5,735	9,446

Stockholders’ Equity
Common stock, $0.42 par value; authorized 12,000,000 shares;
Issued — 8,887,113 shares
Outstanding — 8,703,330 and 8,709,655 shares at December 31, 2008 and 2007	3,629	3,629
Additional paid-in capital	11,919	11,989
Retained earnings	83,642	94,552
Accumulated other comprehensive income	2,062	305

	101,252	110,475

Treasury stock, at cost Common; 183,783 shares and 177,458 shares December 31, 2008 and 2007	(2,295)	(2,193)

Total stockholders’ equity	98,957	108,282

Total liabilities and stockholders’ equity	$1,774,983	$1,639,145

Mercantile Bancorp, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2008, 2007 and 2006
(in thousands, except share data)

	2008	2007	2006

Interest and Dividend Income
Loans
Taxable	$83,175	$82,912	$66,152
Tax exempt	737	936	908
Securities
Taxable	7,167	7,965	5,774
Tax exempt	1,958	1,830	1,783
Federal funds sold	391	1,219	577
Dividends on Federal Home Loan Bank stock	113	182	189
Deposits with financial institutions and other	447	899	767

Total interest and dividend income	93,988	95,943	76,150

Interest Expense
Deposits	41,750	44,771	33,071
Short-term borrowings	1,117	1,945	1,389
Long-term debt and junior subordinated debentures	7,788	6,745	3,954

Total interest expense	50,655	53,461	38,414

Net Interest Income	43,333	42,482	37,736

Provision for Loan Losses	23,845	2,969	3,914

Net Interest Income After Provision for Loan Losses	19,488	39,513	33,822

Noninterest Income
Fiduciary activities	2,603	2,411	2,191
Brokerage fees	1,770	1,468	1,120
Customer service fees	4,302	4,136	3,610
Other service charges and fees	1,104	713	599
Net gains (losses) on sales of assets	371	(23)	(107)
Net gains on loan sales	1,010	698	612
Net gains on sale of available-for-sale securities	942	699	—
Net gains on sale of equity and cost method investments	100	2,209	4,318
Loan servicing fees	569	464	388
Net increase in cash surrender value of life insurance	1,039	926	653
Income (loss) on equity method investments in common stock	—	(6)	251
Other	185	241	188

Total noninterest income	13,995	13,936	13,823

See Notes to Consolidated Financial Statements

	2008	2007	2006

Noninterest Expense
Salaries and employee benefits	$27,074	$23,253	$18,254
Net occupancy expense	3,624	2,695	2,001
Equipment expense	3,459	2,494	1,777
Deposit insurance premium	1,054	223	122
Professional fees	2,371	1,993	1,782
Postage and supplies	1,290	1,085	941
Losses on foreclosed assets, net	1,113	86	35
Other than temporary loss on available for sale securities and cost method investments	5,270	—	—
Amortization of mortgage servicing rights	253	134	224
Other	8,666	7,422	6,373

Total noninterest expense	54,174	39,385	31,509

Income (Loss) Before Minority Interest and Income Taxes	(20,691)	14,064	16,136

Income Tax Expense (Benefit)	(8,549)	3,441	5,025

Income (Loss) before Minority Interest	(12,142)	10,623	11,111

Minority Interest	(3,321)	622	792

Net Income (Loss)	$(8,821)	$10,001	$10,319

Basic Earnings (Loss) Per Share	$(1.01)	$1.15	$1.18

Weighted average shares outstanding	8,705,452	8,727,933	8,770,475

Mercantile Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2008, 2007 and 2006
(in thousands, except share data)

	Common Stock		Additional Paid-In
	Shares Outstanding	Amount	Capital

Balance, January 1, 2006	8,772,367	$3,629	$11,764

Comprehensive income
Net income	—	—	—
Change in unrealized appreciation on available-for-sale securities, net of taxes and reclassification adjustment	—	—	—
Accumulated other comprehensive loss of equity method investee	—	—	—
Change in unrealized loss on interest rate swaps, net of taxes	—	—	—

Total comprehensive income

Issuance of stock to minority shareholders of Mid-America	—	—	218
Dividends on common stock, $0.21 per share	—	—	—
Purchase of treasury stock	(24,750)	—	—
Adjustment to initially apply FAS Statement No. 158, net of tax	—	—	—

Balance, December 31, 2006	8,747,617	3,629	11,982

Comprehensive income
Net income	—	—	—
Change in unrealized appreciation on available-for-sale securities, net of taxes and reclassification adjustment	—	—	—
Accumulated other comprehensive loss of equity method investee	—	—	—
Defined benefit postretirement plan — transition obligation	—	—	—

Total comprehensive income

Issuance of stock to minority shareholders of Mid-America	—	—	7
Dividends on common stock, $0.24 per share	—	—	—
Purchase of treasury stock	(37,962)	—	—

Balance, December 31, 2007	8,709,655	3,629	11,989

Comprehensive loss
Net loss	—	—	—
Change in unrealized appreciation on available-for-sale securities, net of taxes and reclassification adjustment	—	—	—
Defined benefit postretirement plan — transition obligation	—	—	—

Total comprehensive loss

Purchase of stock from minority shareholders of Mid-America	—	—	(70)
Dividends on common stock, $0.24 per share	—	—	—
Purchase of treasury stock	(6,325)	—	—

Balance, December 31, 2008	8,703,330	$3,629	$11,919

See Notes to Consolidated Financial Statements

	Accumulated
	Other
Retained	Comprehensive
Earnings	Income (Loss)	Treasury Stock	Total

$78,200	$(848)	$(1,257)	$91,488

10,319	—	—	10,319
—	892	—	892
—	(5)	—	(5)
—	147	—	147

			11,353

—	—	—	218
(1,871)	—	—	(1,871)
—	—	(367)	(367)
—	(163)	—	(163)

86,648	23	(1,624)	100,658

10,001	—	—	10,001
—	240	—	240
—	28	—	28
—	14	—	14

			10,283

—	—	—	7
(2,097)	—	—	(2,097)
—	—	(569)	(569)

94,552	305	(2,193)	108,282

(8,821)	—	—	(8,821)
—	1,737	—	1,737
—	20	—	20

			(7,064)

—	—	—	(70)
(2,089)	—	—	(2,089)
—	—	(102)	(102)

$83,642	$2,062	$(2,295)	$98,957

Mercantile Bancorp, Inc.
Consolidated Statements of Cash Flows
December 31, 2008, 2007 and 2006
(in thousands, except share data)

	2008	2007	2006

Operating Activities
Net income (loss)	$(8,821)	$10,001	$10,319
Items not requiring (providing) cash
Depreciation	2,845	1,898	1,535
Provision for loan losses	23,845	2,969	3,914
Amortization (depreciation) of premiums and discounts on securities	(2)	(28)	1,062
Amortization (depreciation) of core deposit intangibles and other purchase accounting adjustments	80	(970)	247
Mortgage servicing rights impairment	404	—	—
Deferred income taxes	(7,752)	(482)	2,091
Net realized gains on sales of available-for-sale securities	(942)	(699)	—
Other than temporary losses on available-for-sale and cost method investments	5,270	—	—
Losses on sales of foreclosed assets	1,113	86	35
Net gains on loan sales	(1,010)	(698)	(612)
Amortization of mortgage servicing rights	253	134	224
Net (gains) losses on sale of premises and equipment	(371)	23	107
Gain on sale of equity and cost method investments	(100)	(2,209)	(4,318)
(Income) loss on equity method investments in common stock	—	6	(251)
Federal Home Loan Bank stock dividends	(32)	(56)	(58)
Net increase in cash surrender value of life insurance	(1,039)	(926)	(653)
Minority interest in earnings (loss) of subsidiary	(3,321)	622	792
Changes in
Loan originated for sale	(92,921)	(48,113)	(38,755)
Proceeds from sales of loans	92,483	46,842	41,142
Interest receivable	1,103	(188)	(1,736)
Other assets	(7,004)	(1,068)	(1,662)
Interest payable	(1,760)	(607)	2,256
Other liabilities	1,500	61	373

Net cash provided by operating activities	3,821	6,598	16,052

Investing Activities
Cash paid in acquisition of HNB Financial, net of cash received	(719)	(24,790)	—
Cash paid in acquisition of Royal Palm, net of cash received	—	—	(21,804)
Purchases of available-for-sale securities	(54,326)	(44,091)	(113,362)
Proceeds from maturities of available-for-sale securities	57,300	47,015	104,625
Proceeds from the sales of available-for-sale securities	4,954	—	—
Purchases of held-to-maturity securities	—	(1,000)	—
Proceeds from maturities of held-to-maturity securities	4,606	3,368	3,375
Net change in loans	(151,478)	(58,888)	(54,535)
Purchases of premises and equipment	(1,901)	(11,504)	(5,313)
See Notes to Consolidated Financial Statements

	2008	2007	2006

Investing Activities (Continued)
Proceeds from sales of premises and equipment	$799	$25	$20
Purchases of Federal Home Loan Bank stock	(1,228)	(710)	(841)
Proceeds from sales of Federal Home Loan Bank stock	838	449	1,152
Proceeds from the sales of foreclosed assets	3,557	275	469
Purchase of cost method investment in common stock	—	(3,234)	(995)
Proceeds from sale of cost method investments	495	513	—
Proceeds from sales of equity method investments	—	6,791	1,347
Purchase of bank-owned life insurance	—	(1,887)	—

Net cash used in investing activities	(137,103)	(87,668)	(85,862)

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	16,798	22,064	59,617
Net increase in time and brokered time deposits	126,099	1,641	22,145
Net increase (decrease) in short-term borrowings	3,638	18,361	(6,249)
Proceeds from long-term debt	49,161	27,650	28,750
Repayment of long-term debt	(46,000)	(29,160)	(9,150)
Proceeds from issuance of junior subordinated debentures	—	20,619	30,929
Purchase of stock from minority interest of Mid America	(555)	(612)	—
Proceeds from issuance of stock to minority interest of Mid-America	94	103	1,395
Purchase of intangible assets	—	(18)	(396)
Purchase of treasury stock	(102)	(569)	(367)
Dividends paid	(2,089)	(2,097)	(1,871)

Net cash provided by financing activities	147,044	57,982	124,803

Increase (Decrease) in Cash and Cash Equivalents	13,762	(23,088)	54,993

Cash and Cash Equivalents, Beginning of Year	76,059	99,147	44,154

Cash and Cash Equivalents, End of Year	$89,821	$76,059	$99,147

Supplemental Cash Flows Information

Interest paid	$52,415	$54,398	$36,158
Income taxes paid (net of refunds)	$2,087	$2,164	$4,917
Real estate acquired in settlement of loans	$11,456	$3,082	$454
Increase (decrease) in additional paid-in-capital due to issuance (purchase) of stock to minority interest of Mid-America at a price over book	$(70)	$7	$218
Increase in core deposit intangibles due to purchase of Mid-America at a price over book	$—	$99	$—
Available-for-sale securities received in sale of equity and cost method investments	$—	$700	$8,035
Purchase of minority interest shares including goodwill in Security State Bank of Hamilton recognized as other liabilities	$—	$—	$580
Capitalized interest	$—	$330	$23

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
Note 1: Nature of Operations and Summary of Significant Accounting Policies
     Nature of Operations
Mercantile Bancorp, Inc. (“Company”) is a multi-state bank holding company whose principal activity is the ownership and management of its wholly and majority owned subsidiaries. As of December 31, 2008, those subsidiaries were: Mercantile Bank; Marine Bank and Trust; Brown County State Bank; Mid-America Bancorp, Inc., the sole shareholder of Heartland Bank; Royal Palm Bancorp, Inc., the sole shareholder of the Royal Palm Bank of Florida; and HNB Financial Services, Inc., the sole shareholder of HNB National Bank (“Banks”). Mercantile Bancorp Capital Trust I, Trust II, Trust III, and Trust IV (“Trusts”) are unconsolidated wholly-owned subsidiaries of the Company. The Trusts were formed to issue cumulative preferred securities. The Company owns all of the securities of the Trusts that possess general voting powers. During 2008, two of the Company’s wholly-owned subsidiaries were merged with other subsidiaries. Farmers State Bank of Northern Missouri and Mercantile Bank were merged, with the survivor being Mercantile Bank. Also, Perry State Bank and HNB National Bank were merged, with HNB National Bank being the survivor. The Banks are primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Western Illinois, Northern Missouri, suburban Kansas City, Missouri, Southwestern Florida, and Central Indiana. The Banks are subject to competition from other financial institutions. The Company and Banks are also subject to regulation by certain federal and state agencies and undergo periodic examinations by those regulatory authorities.
     Investment Subsidiary
Mercantile Bank (“MB”) has a subsidiary, Mercantile Investments, Inc. (“MII”), that manages the majority of MB’s investment portfolio. MII, located in the Cayman Islands, is included in the consolidation of the Company’s financial statements. As of December 31, 2008, MII had approximately $119,303,000 in total assets.
     Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The portion of equity and related earnings of shares of Mid-America Bancorp, Inc. not wholly-owned by Mercantile Bancorp, Inc. is reflected as minority interest on the consolidated balance sheets and statements of operations.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
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
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, goodwill, core deposit and other intangibles, Federal Home Loan Bank stock impairment, other-than-temporary impairment on available-for-sale and cost method bank stocks, and foreclosed assets held for sale. In connection with the determination of the allowance for loan losses and foreclosed assets held for sale, management generally obtains independent appraisals for significant properties. The Company utilizes valuations to determine goodwill and core deposit and other intangibles. The Company also reviews goodwill and core deposit and other intangibles annually for impairment. In connection with the determination of Federal Home Loan Bank stock impairment, management performs an analysis based on the Federal Home Loan Bank’s current activities. The Company also reviews the quoted stock prices and underlying financial statements on the available-for-sale and cost method bank stocks with comparisons to the original cost and considering the duration of any loss, prospects for recovery, and significance of the loss to determine any impairment.
     Cash Equivalents
The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2008 and 2007, cash equivalents consisted primarily of money market accounts with brokers and other interest-bearing accounts.
The financial institutions holding the Company’s cash accounts are participating in the FDIC’s Transaction Account Guarantee Program. Under that program, through December 31, 2009, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.
Effective October 3, 2008, the FDIC’s insurance limits increased to $250,000. The increase in federally insured limits is currently set to expire December 31, 2009. At December 31, 2008, the Company’s interest-bearing cash accounts exceeded federally insured limits by approximately $15,600,000.
     Securities
Available-for-sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Unrealized gains and losses are recorded, net of related income tax effects, in other comprehensive income (loss).

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
Held-to-maturity securities, which include any security for which the Company has the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts.
Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.
     Equity Method Investments
Prior to 2007, the Company had investments in common stock of companies recorded under the equity method of accounting. The equity method is used whenever the Company lacks control, but exercises significant influence over the operating and financial policies of an investee. Under the equity method, the Company increases (decreases) its carrying amount of its investment in the investees to reflect the Company’s share of income (losses) and reduces its investment to reflect dividends received. The Company’s share of the income (losses) in the investees is included in the Company’s net income.
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
     Derivative Financial Instruments and Hedging Transactions
As part of the Company’s asset and liability management strategy, it may engage in derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations on its net interest margin. During 2003, the Company entered into two interest rate swap agreements. The interest rate swap agreements matured during 2006. The objective for the interest rate swaps was to manage asset and liability positions in connection with the Company’s overall strategy of minimizing the impact of interest rate fluctuations on its interest rate margin. As part of the Company’s overall risk management, the Company’s Asset Liability Committee, which meets monthly, monitors and measures interest rate risk and the sensitivity of assets and liabilities to interest rate changes, including the impact of the interest rate swaps. No other swaps or derivative contracts were entered into in 2008, 2007 or 2006.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
The interest rate swaps qualified as cash flow hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, and were designed as hedges of the variability of cash flows the Company receives on certain of its loans indexed at the U.S. Prime rate. In accordance with SFAS No. 133, these interest rate swap agreements were measured at fair value and reported as a liability on the consolidated statement of financial condition. The portion of the change in the fair value of the interest rate swaps that was deemed effective in hedging the cash flows of the designated liabilities was recorded as a component of accumulated other comprehensive income (loss), net of tax, and reclassified into interest income as such cash flows occur in the future. Any ineffectiveness resulting from the hedges would be recorded as a gain or loss in the consolidated statements of operations. No such gains or losses were recorded in 2008, 2007 or 2006.
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

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
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
Groups of loans with similar risk characteristics, including individually evaluated loans not determined to be impaired, are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment measurements.
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

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
The Company owned approximately $3,506,000 of Federal Home Loan Bank of Chicago (“FHLB”) stock as of December 31, 2008 and 2007. During the third quarter of 2007, FHLB received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. The FHLB will continue to provide liquidity and funding through advances and purchase loans through the MPF program. With regard to dividends, the FHLB will continue to assess their dividend capacity each quarter and may make appropriate request for approval from their regulator. Since the FHLB did not pay a dividend during the fourth quarter of 2007 or the calendar year of 2008, the stock is considered a non-performing asset as of December 31, 2008 and 2007. Management performed an analysis and determined the investment in this FHLB stock was not impaired as of December 31, 2008 and 2007.
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

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
     Loan Servicing Income
Loan servicing income represents fees earned for servicing real estate mortgage loans owned by various investors.
     Treasury Stock
Treasury stock is stated at cost. Cost is determined by the first-in, first-out method.
     Income Taxes
Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with its subsidiaries, with the exception of Mid-America Bancorp, Inc. The Company’s ownership of Mid-America Bancorp, Inc. was 55.5% at December 31, 2008, which does not meet the requirements to be included in the Company’s consolidated tax returns.
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

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
     Trust Assets
Assets held in fiduciary or agency capacities are not included in the consolidated balance sheets since such items are not assets of the Company. Fees from trust activities are recorded on an accrual basis over the period in which the service is provided. Fees are a function of the market value of assets managed and administered, the volume of transactions, and fees for other services rendered, as set forth in the underlying client agreement with the Company’s Trust Department. This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on estimated asset valuations and transaction volumes. Generally, the actual trust fee is charged to each account on a monthly prorated basis. Any out of pocket expenses or services not typically covered by the fee schedule for trust activities are charged directly to the trust account on a gross basis as trust revenue is incurred. The Company manages or administers 601 and 688 trust accounts with assets totaling approximately $605,928,000 and $616,028,000 at December 31, 2008 and 2007, respectively.
     Reclassifications
Certain reclassifications have been made to the 2007 and 2006 financial statements to conform to the 2008 financial statement presentation. These reclassifications had no effect on net income (loss).
Note 2: Securities
The amortized cost and approximate fair values of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value

Available-for-sale Securities:
December 31, 2008:
U.S. government agencies	$4,697	$90	$—	$4,787
Mortgage-backed securities	125,691	2,783	(29)	128,445
State and political subdivisions	44,892	808	(34)	45,666
Equity securities	6,500	—	(206)	6,294

	$181,780	$3,681	$(269)	$185,192

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value

Available-for-sale Securities:
December 31, 2007:
U.S. Treasury	$993	$6	$—	$999
U.S. government agencies	16,517	222	(13)	16,726
Mortgage-backed securities	108,129	902	(232)	108,799
State and political subdivisions	53,708	337	(247)	53,798
Equity securities	12,232	961	(1,276)	11,917

	$191,579	$2,428	$(1,768)	$192,239

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value

Held-to-maturity Securities:
December 31, 2008:
Mortgage-backed securities	$5,992	$149	$(1)	$6,140
State and political subdivisions	2,913	48	—	2,961

	$8,905	$197	$(1)	$9,101

December 31, 2007:
Mortgage-backed securities	$8,329	$73	$(1)	$8,401
State and political subdivisions	5,189	36	(2)	5,223

	$13,518	$109	$(3)	$13,624

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$7,292	$7,330	$210	$210
One to five years	29,033	29,655	2,023	2,052
Five to ten years	11,778	11,980	680	699
After ten years	1,486	1,488	—	—

	49,589	50,453	2,913	2,961
Mortgage-backed securities	125,691	128,445	5,992	6,140
Equity securities	6,500	6,294	—	—

Totals	$181,780	$185,192	$8,905	$9,101

The carrying value of securities pledged as collateral, to secure public deposits, Federal Home Loan Bank advances, repurchase agreements and for other purposes, amounted to $103,797,000 at December 31, 2008 and $112,640,000 at December 31, 2007.
In May 2008, the Company sold its investment in the common stock of First Charter Corporation, an available-for-sale security, recognizing a gain of $943,000. Income tax expense of $358,000 was recognized on the sale of available-for-sale securities during 2008. There were no sales of available-for-sale securities during 2007 or 2006.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
The Company also owned shares of NorthStar Bancshares, Inc. (“NorthStar”), as an equity method investment in prior years. On July 5, 2006, Enterprise Financial Services Corp. (“Enterprise”) acquired the outstanding common stock of NorthStar, (including the Company’s 19.6% equity interest in NorthStar) in a stock and cash transaction. The Company was entitled to receive for each of its 228,392 shares of NorthStar, $5.895 in cash and .918 share of Enterprise common stock, less .231 share of Enterprise placed in escrow as a reserve against potential losses incurred by Enterprise resulting from certain NorthStar loans as well as breach of contract by NorthStar (“the contingency”). The balance of the Company’s equity method investment of $3,208,000 and related unamortized core deposit intangible of $702,000 totaled $3,910,000 as of the date of the sale. The Company received $1,347,000 in cash and 156,964 shares of Enterprise, valued at $4,032,000 in 2006. In addition, 52,670 shares of Enterprise were placed in escrow and allocated to the Company in 2006. The amount of the cash and value of Enterprise stock received in the transaction, excluding the stock placed in escrow, in excess of the unamortized cost totaled approximately $1,469,000 and was recorded as a gain in 2006. In 2007, the contingency was resolved, and the Enterprise shares held in escrow, less the shares liquidated to satisfy losses incurred on certain NorthStar loans, were distributed to the former NorthStar shareholders. As part of the distribution, the Company received 28,122 shares of Enterprise, valued at $699,000, which was recorded as a gain in 2007. During 2008, the Company sold 362 shares of Enterprise, recording a loss on the sale of $1,000. As of December 31, 2008, the Company owned 184,724 shares of Enterprise, representing approximately 1.8% of the outstanding common stock of Enterprise, and was recorded as an available-for-sale investment of the Company.
With the exception of U.S. governmental agencies and corporations, the Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders’ equity at December 31, 2008.
During 2008, the Company recognized other-than-temporary impairment charges of $4,024,000 on four of its investments in stock of other financial institutions, which are carried as available-for-sale securities. These impairments were determined based on the difference between the Company’s carrying value and quoted market prices for the stocks as of December 31, 2008. In making the determination of impairment for each of these investments, the Company considered the duration of the loss, prospects for recovery in a reasonable period of time and the significance of the loss compared to carrying value.
Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2008 and 2007, was $12,967,000 and $73,448,000, which is approximately 7% and 34% of the Company’s available-for-sale and held-to-maturity investment portfolios. These declines primarily resulted from recent changes in market interest rates and recent volatility in the stock market for equities.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
Based on evaluation of available evidence, including recent changes in market interest rates, stock market performance, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.
Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.
The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 and 2007:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2008
Mortgage-backed securities	$7,594	$(28)	$106	$(2)	$7,700	$(30)
State and political subdivisions	3,406	(30)	1,021	(4)	4,427	(34)
Equity securities	840	(206)	—	—	840	(206)

Total temporarily impaired securities	$11,840	$(264)	$1,127	$(6)	$12,967	$(270)

December 31, 2007
U.S. Government agencies	$2,566	$(1)	$2,687	$(12)	$5,253	$(13)
Mortgage-backed securities	13,018	(154)	15,210	(79)	28,228	(233)
State and political subdivisions	4,726	(23)	28,190	(226)	32,916	(249)
Equity securities	7,051	(1,276)	—	—	7,051	(1,276)

Total temporarily impaired securities	$27,361	$(1,454)	$46,087	$(317)	$73,448	$(1,771)

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
Note 3: Equity and Cost Method Investments in Common Stock
The Company has no equity method investments in common stock as of December 31, 2008 and 2007. The Company owned shares of New Frontier Bancshares, Inc. (“New Frontier”) as an equity method investment in prior years. On September 27, 2007, the Company completed the sale of its 36.4% equity position in New Frontier for $6,790,576. New Frontier repurchased 32,647 shares of its common stock, valued at $208 per share, and paid the Company in cash. The Company had made incremental investments in New Frontier since 2000 totaling $4,716,032, net of amortization of core deposit intangibles, at an average cost of approximately $144 per share. The Company recorded a gain on the sale of $2,074,544.
The Company has minority investments in the common stock of other community banks which are not publicly traded that are recorded under the cost method of accounting. The Company had investments in five community banks at December 31, 2008 totaling $3,314,000 and in six community banks at December 31, 2007 totaling $6,105,000.
The Company’s cost method investments are reviewed annually for impairment based on each investee’s earnings performance, asset quality, changes in the economic environment, and current and projected future cash flows. Based on this review in 2008, the Company determined one investment to be other-than-temporarily impaired due to poor earnings and asset quality. The Company recognized an impairment charge of $1,246,000 on this cost method investment based on the difference between the Company’s cost and the investee’s book value, which was determined to be a reasonable estimate of fair value.
During 2006, one of the Company’s cost method investments was sold and the Company received stock in the acquiring company. The Company’s carrying value was $1,154,000 and the Company received stock with a value of $4,003,000 for a gain of $2,849,000. The shares of the new company are recognized as available for sale securities as the company is publicly traded.
During 2008, one of the Company’s cost method investments was reclassified to an available-for-sale security due to the investee becoming publicly traded in 2008.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
Note 4: Loans and Allowance for Loan Losses
Categories of loans at December 31, include:

	2008	2007

Commercial and agricultural	$296,265	$242,114
Commercial real estate	564,483	511,676
Residential real estate	339,261	320,598
Consumer	132,000	131,061
Floor plan loans	7,365	6,602

Total loans	1,339,374	1,212,051

Less
Allowance for loan losses	23,467	12,794

Net loans	$1,315,907	$1,199,257

Activity in the allowance for loan losses was as follows:

	2008	2007	2006

Balance, beginning of year	$12,794	$10,613	$8,082
Purchased allowance	—	1,126	1,725
Provision charged to expense	23,845	2,969	3,914
Losses charged off, net of recoveries of $504 for 2008, $261 for 2007, and $217 for 2006	(13,172)	(1,914)	(3,108)

Balance, end of year	$23,467	$12,794	$10,613

Impaired loans totaled $72,090,000 and $29,566,000 at December 31, 2008 and 2007, respectively. An allowance for loan losses of $9,636,000 and $1,763,000 relates to impaired loans of $39,041,000 and $20,316,000 at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, impaired loans of $33,049,000 and $9,250,000 had no related allowance for loan losses. The amount of impairment recorded through the allowance for loan losses is measured on a loan-by-loan basis by either the present value of expected future cash flows, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. Interest of approximately $4,106,000, $2,207,000, and $868,000 was recognized on average impaired loans of $76,532,000, $20,815,000, and $11,531,000 for 2008, 2007, and 2006, respectively. Interest of approximately $4,074,000, $2,303,000, and $784,000 was received on impaired loans on a cash basis during 2008, 2007, and 2006, respectively.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
At December 31, 2008 and 2007, accruing loans delinquent 90 days or more totaled $3,856,000 and $3,184,000, respectively. Non-accruing loans at December 31, 2008 and 2007 were $34,097,000 and $19,819,000, respectively.
See Note 21 for the Company’s concentration on credit risk related to certain loan groups.
Note 5: Premises and Equipment
Major classifications of premises and equipment, stated at cost, are as follows:

	2008	2007

Land	$6,730	$6,612
Buildings and improvements	35,258	23,517
Leasehold improvements	1,952	2,173
Equipment	19,603	16,383
Construction in progress	30	13,892

	63,573	62,577
Less accumulated depreciation	22,957	20,574

Net premises and equipment	$40,616	$42,003

Mercantile Bank completed construction of its corporate headquarters in Quincy, Illinois during the first quarter of 2008. Total capital expenditures for the project were approximately $14,424,000. The Bank capitalized interest of $0 during 2008, $330,003 during 2007, and $22,974 during 2006.
Mercantile Bank has received approval from the FDIC to expand its loan production office in Carmel, Indiana, into a full-service banking facility. At this time, the Company intends to lease space in the existing building where the loan production office is located.
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
Since the swap agreements matured in 2006, no interest was received or paid in 2008 or 2007. Interest income received from the interest rate swap counterparty in 2006 was $757,673 and interest paid was $1,036,250.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
Note 7: Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 were:

	2008	2007

Balance as of January 1	$43,934	$32,120
Goodwill acquired in Royal Palm acquisition	—	(36)
Goodwill acquired in HNB acquisition	719	11,850

Balance as of December 31	$44,653	$43,934

At the date of the Company’s acquisition of HNB Financial in 2007, HNB Financial had contracts with its data service provider requiring early termination fees if the contracts were cancelled before their maturity. During 2008, HNB Financial terminated the contracts and converted to the Company’s system. The contracts were terminated within one year of the acquisition. The Company recognized the termination fees of $719,000 as goodwill.
All goodwill is allocated to the banking segment of the business. In accordance with the provisions of SFAS 142, the Company performed testing of goodwill for impairment as of December 31, 2008 and 2007, and determined as of each of these dates that goodwill was not impaired.
Note 8: Core Deposit and Other Intangible Assets
The carrying basis and accumulated amortization of recognized intangible assets at December 31, was:

	2008		2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposits	$4,681	$1,093	$4,681	$581
Intangible asset with indefinite life	414	—	414	—

	$5,095	$1,093	$5,095	$581

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
A reconciliation of core deposit intangibles for the period is as follows:

	2008		2007
	Carrying	Accumulated	Carrying	Accumulated
	Values	Amortization	Values	Amortization

Balance as of January 1	$5,095	$581	$2,558	$448
Acquisition of HNB	—	—	3,183	—
Purchase of additional Mid-America stock	—	—	99	—
Disposal of New Frontier	—	—	(762)	(227)
Amortization of core deposit intangibles	—	512	—	360
Acquisition of intangible with indefinite life	—	—	17	—

Balance as of December 31	$5,095	$1,093	$5,095	$581

Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $512,000, $360,000, and $247,000, respectively. Estimated amortization expense for each of the following five years is:

2009	$496,000
2010	478,000
2011	449,000
2012	440,000
2013	425,000
Note 9: Loan Servicing
Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was approximately $239,628,000 and $212,893,000 at December 31, 2008 and 2007, respectively.
Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $1,173,000 and $1,051,000 at December 31, 2008 and 2007, respectively.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
The aggregate estimated fair value of capitalized mortgage servicing rights at December 31, 2008, 2007 and 2006 totaled $959,000, $1,630,000, and $1,343,000, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

	2008	2007	2006

Mortgage servicing rights
Balance, beginning of year	$1,307	$994	$1,018
Servicing rights capitalized	309	171	200
Servicing rights from HNB acquisition	—	276	—
Amortization of servicing rights	(253)	(134)	(224)

	1,363	1,307	994
Valuation allowance	(404)	—	—

	$959	$1,307	$994

Activity in the valuation allowance for mortgage servicing rights was as follows:

	2008	2007	2006

Balance, Beginning of year	$—	$—	$—
Additions	404	—	—
Reductions	—	—	—
Direct write-downs	—	—	—

Balance, end of year	$404	$—	$—

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
Note 10: Interest-Bearing Deposits
Interest-bearing deposits in denominations of $100,000 or more were approximately $254,956,000 at December 31, 2008 and $243,351,000 at December 31, 2007.
At December 31, 2008, the scheduled maturities of time deposits, including brokered deposits, are as follows:

2009	$572,231
2010	151,438
2011	78,977
2012	23,469
2013	44,853
Thereafter	20,226

$891,194

Note 11: Short-Term Borrowings
Short-term borrowings included the following at December 31:

	2008	2007

Federal funds purchased	$1,158	$4,874
Securities sold under agreements to repurchase	17,365	25,062
U.S. Treasury demand notes	4,307	2,763
Short-term Federal Home Loan Bank borrowings	2,000	12,890
Short-term Federal Reserve Bank borrowings	12,500	—
Other short-term borrowings	11,897	—

Total short-term borrowings	$49,227	$45,589

Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The obligations are secured by mortgage-backed securities and such collateral is held by Wilmington Trust and United Missouri Bank. The maximum amount of outstanding agreements at any month end during 2008 and 2007 totaled $27,097,000 and $25,356,000 and the monthly average of such agreements totaled $24,405,000 and $20,065,000, respectively. All of the agreements at December 31, 2008 mature within 12 months.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
Other short-term borrowings consisted of three notes payable. The first is a demand note with Great River Bancshares, Inc., owned by a significant shareholder of the Company, with a principal balance of $7,552,000 and interest payable monthly at an annual rate of 7.5%. The principal balance, together with accrued interest, is payable immediately upon Great River’s written demand. The note is secured by 100% of the outstanding shares of the Banks.
The second note was payable by Mid-America Bancorp, Inc. to First Community Bank of Lee’s Summit, Missouri. The note had a principal balance of $4,000,000 and an annual interest rate of 7.0%. Both the principal balance and accrued interest were payable on demand. As of February 5, 2009, the Company assumed this note from First Community Bank.
The third note was the result of HNB National Bank (“HNB”) foreclosing on a loan where HNB was the secondary lien-holder on the property. As of December 31, 2008, HNB owed $345,000 to the primary lien-holder. This obligation was paid during January 2009.
In December 2008, the Company issued an inter-company convertible debenture to Mid-America for $1,325,000. The debenture is eliminated on a consolidated basis and therefore excluded in the Company’s financial statements. Interest is payable monthly at an annual rate of 5.5%, with a maturity date of March 31, 2009. The Company can convert the principal amount into common stock of Mid-America any time prior to maturity using a conversion ratio to be agreed upon at that time between the Company and Mid-America.
The Company previously had a revolving line of credit with US Bank, National Association (“USB”), which was secured by 100% of the outstanding shares of the Banks. The balance at December 31, 2007 was $0. The line of credit was renewed on July 17, 2007 with an available balance of $8,000,000 and a due date of June 30, 2008. Interest was payable quarterly at 1.5 percent below prime. The line of credit expired, and was not renewed, on June 30, 2008.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
Note 12: Long-Term Debt and Junior Subordinated Debentures
Long-term debt and junior subordinated debentures consisted of the following components at December 31:

	2008	2007

Federal Home Loan Bank advances, fixed rates from ..65% to 5.30%, due at various dates through 2017	$60,500	$57,500
Note payable, fixed rate of 6.13%, due August 31, 2010	5,037	5,000
Note payable, fixed rate of 6.27%, due August 31, 2010	2,015	2,000
Note payable, fixed rate of 6.09%, due November 10, 2009	15,109	15,000
Junior subordinated debenture, variable rate, due June 30, 2013	2,000	2,000
Junior subordinated debentures owed to unconsolidated subsidiaries	61,858	61,858

Total long-term debt	$146,519	$143,358

The Federal Home Loan Bank (FHLB) advances are secured by U.S. Government agency and mortgage-backed securities, first-mortgage loans, and all stock in the FHLB owned by the Company. The advances are subject to restrictions or penalties in the event of prepayments. The Company has $60,500,000 in FHLB borrowings having a weighted average rate of 4.91% which are subject to being called beginning in 2009.
During December 2008, Great River Bancshares, Inc. (“Great River”), owned by a significant shareholder of the Company, assumed three notes payable from USB with principal balances of $15,109,000, $5,037,000, and $2,015,000. The terms of the assumed notes were the same as the terms with USB including the various covenants.
The $15,109,000 note payable is secured by 100% of the outstanding shares of the Banks. Interest is payable quarterly at a fixed annual rate of 6.09%. Principal is due in three payments as follows: $375,000 due on March 31, 2009, $375,000 due on June 30, 2009, and $14,359,000 due on November 10, 2009.
The $5,037,000 and $2,015,000 notes payable are secured by 100% of the outstanding shares of the Banks. Interest is payable quarterly at fixed annual rates of 6.13% and 6.27%, respectively. Principal is due in four payments as follows: $125,000 each due on December 31, 2009, $125,000 each due on March 31, 2010, $125,000 each due on June 30, 2010, and the remaining principal of $4,662,000 and $1,640,000, respectively, due on August 31, 2010.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
The notes payable have various covenants including ratios relating to the Company’s capital, allowance for loan losses, return on assets, non-performing assets and debt service coverage. The Company was in noncompliance with the non-performing assets covenant requiring an 18% maximum ratio of non-performing assets to primary capital of the Banks. At December 31, 2008, the Company’s ratio was 26%. The Company was in noncompliance with the fixed charge coverage ratio covenant requiring a minimum ratio of 1.10 to 1.00. The Company’s ratio was (.72) to 1.00. The Company was also in noncompliance due to an unapproved debt agreement incurred by Mid-America, as well as the cease and desist order issued to Heartland. The Company received a waiver from Great River relating to the debt covenant violations.
On August 15, 2007, Mercantile Bank assigned its debenture with affiliate Heartland Bank to Security Bank of Pulaski Co. in the amount of $2,000,000. This debenture was originally issued June 30, 2005 with a maturity date of June 30, 2013. Interest is payable semi-annually on June 30 and December 31 at the prime rate of interest. At December 31, 2008, this rate was 3.25%. Principal is payable in full on June 30, 2013.
During 2005, the Company issued $10,310,000 of junior subordinated debt owed to Mercantile Bancorp Capital Trust I (“Trust”). The Trust is a wholly-owned unconsolidated subsidiary, which was formed on August 25, 2005, to issue cumulative preferred securities. The Company owns all of the securities of the Trust that possess general voting powers. The Company issued shares of the preferred securities through a private placement offering on August 25, 2005 through the Trust. The Trust invested the proceeds in the Company’s junior subordinated debentures. The junior subordinated debentures have a fixed interest rate for approximately 10 years of 6.10%, which was the rate on December 31, 2008 and 2007. Commencing November 25, 2015, the rate is equal to 3 month LIBOR plus 144 basis points. The junior subordinated debentures mature on August 25, 2035 and are callable, at the option of the Company, at par on or after November 23, 2010. The Trust’s sole asset is the Company’s junior subordinated debt. The Company’s obligations with respect to the issuance of the preferred securities constitute a full and unconditional guarantee of the Trust’s obligations with respect to the preferred securities. Interest on the junior subordinated debentures and distributions on the preferred securities are payable quarterly in arrears. Distributions on the preferred securities are cumulative. The Company has the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the junior subordinated debentures, which will require deferral of distribution of the preferred securities, for a period not exceeding 20 consecutive quarterly periods, provided that such deferral may not extend beyond the stated maturity of the junior subordinated debentures. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
During 2006, the Company issued $20,619,000 of junior subordinated debt owed to Mercantile Bancorp Capital Trust II (“Trust”). The Trust is a wholly-owned unconsolidated subsidiary, which was formed on July 13, 2006, to issue cumulative preferred securities. The Company owns all of the securities of the Trust that possess general voting powers. The Company issued shares of the preferred securities through a private placement offering on July 13, 2006 through the Trust. The Trust invested the proceeds in the Company’s junior subordinated debentures. The junior subordinated debentures have a variable interest rate of LIBOR plus 165 basis points, which was 5.41% on December 31, 2008. The rate resets quarterly. The junior subordinated debentures mature on July 13, 2036 and are callable, at the option of the Company, at par on or after July 13, 2011. The Trust’s sole asset is the Company’s junior subordinated debt. The Company’s obligations with respect to the issuance of the preferred securities constitute a full and unconditional guarantee of the Trust’s obligations with respect to the preferred securities. Interest on the junior subordinated debentures and distributions on the preferred securities are payable quarterly in arrears. Distributions on the preferred securities are cumulative. The Company has the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the junior subordinated debentures, which will require deferral of distribution of the preferred securities, for a period not exceeding 20 consecutive quarterly periods, provided that such deferral may not extend beyond the stated maturity of the junior subordinated debentures. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption.
During 2006, the Company issued $10,310,000 of junior subordinated debt owed to Mercantile Bancorp Capital Trust III (“Trust”). The Trust is a wholly-owned unconsolidated subsidiary, which was formed on July 13, 2006, to issue cumulative preferred securities. The Company owns all of the securities of the Trust that possess general voting powers. The Company issued shares of the preferred securities through a private placement offering on July 13, 2006 through the Trust. The Trust invested the proceeds in the Company’s junior subordinated debentures. The junior subordinated debentures have a fixed interest rate for approximately 5 years, which was 7.17% on December 31, 2008. Commencing September 2011, the rate is equal to 3 month LIBOR plus 153 basis points. The junior subordinated debentures mature on July 13, 2036 and are callable, at the option of the Company, at par on or after July 13, 2011. The Trust’s sole asset is the Company’s junior subordinated debt. The Company’s obligations with respect to the issuance of the preferred securities constitute a full and unconditional guarantee of the Trust’s obligations with respect to the preferred securities. Interest on the junior subordinated debentures and distributions on the preferred securities are payable quarterly in arrears. Distributions on the preferred securities are cumulative. The Company has the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the junior subordinated debentures, which will require deferral of distribution of the preferred securities, for a period not exceeding 20 consecutive quarterly periods, provided that such deferral may not extend beyond the stated maturity of the junior subordinated debentures. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
During 2007, the Company issued $20,619,000 of junior subordinated debt owed to Mercantile Bancorp Capital Trust IV (“Trust”). The Trust is a wholly-owned unconsolidated subsidiary, which was formed on August 30, 2007, to issue cumulative preferred securities. The Company owns all of the securities of the Trust that possess general voting powers. The Company issued shares of the preferred securities through a private placement offering on August 30, 2007 through the Trust. The Trust invested the proceeds in the Company’s junior subordinated debentures. The junior subordinated debentures have a fixed interest rate for approximately 10 years, which was 6.84% on December 31, 2008. Commencing November 2017, the rate is equal to 3 month LIBOR plus 158 basis points. The junior subordinated debentures mature on October 30, 2037 and are callable, at the option of the Company, at par on or after October 30, 2017. The Trust’s sole asset is the Company’s junior subordinated debt. The Company’s obligations with respect to the issuance of the preferred securities constitute a full and unconditional guarantee of the Trust’s obligations with respect to the preferred securities. Interest on the junior subordinated debentures and distributions on the preferred securities are payable quarterly in arrears. Distributions on the preferred securities are cumulative. The Company has the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the junior subordinated debentures, which will require deferral of distribution of the preferred securities, for a period not exceeding 20 consecutive quarterly periods, provided that such deferral may not extend beyond the stated maturity of the junior subordinated debentures. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption.
The interest expense on the junior subordinated debt was $3,881,406, $3,308,497, and $1,661,401 for the years ended December 31, 2008, 2007, and 2006 respectively.
The trust preferred securities issued by Trust I, Trust II, Trust III, and Trust IV are included as Tier 1 capital of the Company for regulatory capital purposes. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation for Tier 1 capital for regulatory purposes. The final rule provides a five-year transition period ending March 31, 2009, for application of the quantitative limits.
Per regulation, 25% of Tier 1 capital (see Note 15) can be comprised of the junior subordinated debt owed to the Trusts.
Aggregate annual maturities of long-term debt and junior subordinated debentures at December 31, 2008, are:

2009	$31,359
2010	16,802
2011	14,000
2012	5,000
2013	5,000
Thereafter	74,358

$146,519

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
Note 13: Income Taxes
     The provision for income tax expense (benefit) includes these components:

	2008	2007	2006

Taxes currently payable
Federal	$(770)	$3,373	$2,696
State	(27)	550	238

Deferred income taxes
Federal	(6,900)	(376)	1,714
State	(852)	(106)	377

Income tax expense (benefit)	$(8,549)	$3,441	$5,025

A reconciliation of income tax expense (benefit) at the statutory rate to the Company’s actual income tax expense (benefit) is shown below:

	2008	2007	2006

Computed at the statutory rate (35%)	$(7,242)	$4,923	$5,647
Increase (decrease) resulting from
Graduated tax rates	207	(141)	(161)
Tax exempt income	(857)	(940)	(836)
State income taxes	(580)	293	406
Increase in cash surrender value of life insurance	(353)	(340)	(219)
Nondeductible capital loss	247	—	—
Other	29	(354)	188

Actual tax expense (benefit)	$(8,549)	$3,441	$5,025

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2008	2007

Deferred tax assets
Allowance for loan losses	$8,467	$4,652
Accrued compensated absences	236	214
Deferred compensation	1,349	1,376
Accrued postretirement benefits	156	241
Deferred loss on investments	825	—
Net operating loss carryforward of Mid-America Bancorp, Inc.	962	454
Stock options	111	87
Deferred loan fees	79	145
Alternative minimum tax credits	441	—
Other	468	—

	13,094	7,169

Deferred tax liabilities
Federal Home Loan Bank stock dividends	416	366
Depreciation	413	312
State taxes	382	91
Mortgage servicing rights	183	488
Deferred gain on investments	—	1,746
Unrealized gains on available-for-sale securities	1,205	192
Core deposit intangible for Mid-America Bancorp, Inc.	—	226
Purchase accounting adjustments	1,151	991
Other	163	300

	3,913	4,712

Net deferred tax asset	$9,181	$2,457

As of December 31, 2008, the Company had $2,586,578 of net operating loss carryforwards relating to Mid-America Bancorp, Inc. The carryforwards expire in 15-20 years.
As of December 31, 2008, the Company had $441,000 of alternative minimum tax credits available to offset future federal income taxes. The credits have no expiration date.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
Note 14: Other Comprehensive Income (Loss)
Other comprehensive income (loss) components and related taxes were as follows:

	2008	2007	2006

Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $(354) for 2008, $73 for 2007, and $580 for 2006	$(497)	$240	$892
Less reclassification adjustment for realized gains (losses) included in income net of tax expense (benefit) of $358 for 2008 and $0 for 2007 and 2006	584	—	—
Less reclassification adjustment for other-than-temporary gains (losses) included in income net of tax expense (benefit) of $(1,727) for 2008 and $0 for 2007 and 2006	(2,818)	—	—

Total unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense of $1,015 for 2008, $73 for 2007, and $580 for 2006	$1,737	$240	$892

Accumulated other comprehensive loss of equity method investee	$—	$28	$(5)

Defined benefit post-retirement liability, net of tax expense of $13 for 2008, $0 for 2007, and $100 for 2006	$20	$14	$(163)

Unrealized loss on interest rate swaps:
Unrealized holding gains (losses), net of tax expense (benefit) of $0 for 2008, $0 for 2007, and $(19) for 2006	$—	$—	$(28)
Less reclassification adjustment to interest income, net of tax expense (benefit) of $0 for 2008, $0 for 2007, and $(104) for 2006	—	—	(175)

Net change in unrealized loss on interest rate swaps, net of tax expense (benefit) of $0 for 2008, $0 for 2007, and $91 for 2006	$—	$—	$147

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	2008	2007

Net unrealized gain on securities available-for-sale	$3,412	$660
Net unrealized loss on defined benefit post-retirement liability	(230)	(263)

	3,182	397

Tax effect	(1,120)	(92)

Net-of-tax amount	$2,062	$305

Note 15: Regulatory Matters
The Company and Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008, that the Company and Banks meet all capital adequacy requirements to which they are subject.
As of December 31, 2008, the most recent notification from the Company and Banks’ regulatory authorities categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks’ categories.
Per regulation, 25% of Tier 1 capital can be comprised of the junior subordinated debt owed to the Trusts (see Note 12).

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
The Company and Banks’ actual capital amounts and ratios are presented in the following table.

					To Be Well Capitalized Under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008
Total capital (to risk-weighted assets)
Consolidated	$133,489	9.3%	$115,431	8.0%	N/A	N/A
Mercantile Bank	65,654	10.1%	51,753	8.0%	$64,691	10.0%
Marine Bank and Trust	14,967	10.1%	11,834	8.0%	14,792	10.0%
Brown County State Bank	7,078	10.0%	5,664	8.0%	7,080	10.0%
Heartland Bank	16,812	10.3%	13,111	8.0%	16,388	10.0%
Royal Palm Bank of Florida	15,043	12.0%	10,063	8.0%	12,579	10.0%
HNB Bank	28,701	10.4%	22,147	8.0%	27,684	10.0%

Tier I capital (to risk-weighted assets)
Consolidated	87,954	6.1%	57,716	4.0%	N/A	N/A
Mercantile Bank	59,916	9.3%	25,876	4.0%	38,815	6.0%
Marine Bank and Trust	13,845	9.4%	5,917	4.0%	8,875	6.0%
Brown County State Bank	6,587	9.3%	2,832	4.0%	4,248	6.0%
Heartland Bank	13,101	8.0%	6,555	4.0%	9,833	6.0%
Royal Palm Bank of Florida	13,414	10.7%	5,031	4.0%	7,547	6.0%
HNB Bank	25,883	9.4%	11,074	4.0%	16,610	6.0%

Tier I capital (to average assets)
Consolidated	87,954	5.1%	69,216	4.0%	N/A	N/A
Mercantile Bank	59,916	7.7%	31,110	4.0%	38,887	5.0%
Marine Bank and Trust	13,845	7.6%	7,259	4.0%	9,074	5.0%
Brown County State Bank	6,589	7.6%	3,473	4.0%	4,341	5.0%
Heartland Bank	13,101	7.0%	7,480	4.0%	9,350	5.0%
Royal Palm Bank of Florida	13,414	8.9%	6,033	4.0%	7,542	5.0%
HNB Bank	25,883	7.7%	13,513	4.0%	16,891	5.0%

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)

					To Be Well Capitalized Under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007
Total capital (to risk-weighted assets)
Consolidated	$141,156	10.5%	$107,643	8.0%	N/A	N/A
Mercantile Bank	53,017	10.2%	41,478	8.0%	$51,848	10.0%
Perry State Bank	13,968	10.3%	10,846	8.0%	13,558	10.0%
Farmers State Bank of Northern Missouri	7,501	10.7%	5,634	8.0%	7,043	10.0%
Marine Bank and Trust	13,441	10.7%	10,053	8.0%	12,566	10.0%
Brown County State Bank	6,321	10.2%	4,980	8.0%	6,225	10.0%
Heartland Bank	20,907	11.3%	14,790	8.0%	18,488	10.0%
Royal Palm Bank of Florida	16,554	13.8%	9,592	8.0%	11,990	10.0%
HNB Bank	13,127	10.9%	9,608	8.0%	12,010	10.0%

Tier I capital (to risk-weighted assets)
Consolidated	105,788	7.9%	53,821	4.0%	N/A	N/A
Mercantile Bank	49,162	9.5%	20,739	4.0%	31,109	6.0%
Perry State Bank	12,414	9.2%	5,423	4.0%	8,135	6.0%
Farmers State Bank of Northern Missouri	6,617	9.4%	2,817	4.0%	4,226	6.0%
Marine Bank and Trust	12,369	9.8%	5,026	4.0%	7,540	6.0%
Brown County State Bank	5,882	9.5%	2,490	4.0%	3,735	6.0%
Heartland Bank	16,754	9.1%	7,395	4.0%	11,093	6.0%
Royal Palm Bank of Florida	15,099	12.6%	4,796	4.0%	7,194	6.0%
HNB Bank	12,069	10.0%	4,804	4.0%	7,206	6.0%

Tier I capital (to average assets)
Consolidated	105,788	6.7%	62,933	4.0%	N/A	N/A
Mercantile Bank	49,162	8.4%	23,490	4.0%	29,363	5.0%
Perry State Bank	12,414	8.2%	6,087	4.0%	7,609	5.0%
Farmers State Bank of Northern Missouri	6,617	6.8%	3,874	4.0%	4,842	5.0%
Marine Bank and Trust	12,369	7.4%	6,687	4.0%	8,359	5.0%
Brown County State Bank	5,882	7.5%	3,132	4.0%	3,915	5.0%
Heartland Bank	16,754	8.6%	7,804	4.0%	9,754	5.0%
Royal Palm Bank of Florida	15,099	10.6%	5,681	4.0%	7,101	5.0%
HNB Bank	12,069	7.4%	6,565	4.0%	8,207	5.0%

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
Without prior approval, the Banks are restricted as to the amount of dividends that they may declare to the balance of the retained earnings account, adjusted for defined bad debts. The Banks’ retained earnings available for dividends to the Company at December 31, 2008 totaled $72,369,000. As a practical matter, the Banks restrict dividends to a lesser amount because of the desire to maintain an adequate capital structure.
On January 30, 2009 a notice was received by Heartland Bank regarding an Order to Cease and Desist issued to the Bank pending a Stipulation and Consent Agreement that was signed by the Bank’s board of directors on March 9, 2009. The Bank will then be ordered to cease and desist from unsafe or unsound banking practices by adhering to various requirements as directed by the FDIC.
Note 16: Related Party Transactions
At December 31, 2008 and 2007, the Company had loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties).
The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2008	$20,773,000
Change in composition of related parties	288,457
New loans, including renewals	2,974,638
Payments, including renewals	(9,128,570)

Balances, December 31, 2008	$14,907,525

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

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
During December 2008, Great River Bancshares, Inc. (“Great River”), owned by a significant shareholder of the Company, assumed three notes payable by the Company to U.S. Bank National Association (“USB”) with principal balances of $15,109,000, $5,037,000, and $2,015,000. The terms of the assumed notes were the same as the terms with USB including the various covenants. Also in 2008, the Company entered into an agreement with Great River for a demand note with a principal balance of $7,552,000 and interest payable monthly at an annual rate of 7.5%. The principal balance, together with accrued interest, is payable immediately upon Great River’s written demand. The note is secured by 100% of the outstanding shares of the Banks.
Note 17: Leases
The Company has several noncancellable operating leases, primarily for facilities, that expire over the next six years. These leases generally contain renewal options for periods ranging from one to five years. Rental expense for these leases was $473,000, $391,000, and $234,000 for the years ended December 31, 2008, 2007, and 2006, respectively.
Future minimum lease payments under operating leases are:

Operating
Leases

2009	$409,390
2010	353,919
2011	312,524
2012	286,352
2013	211,882
Thereafter	503,663

Total minimum lease payments	$2,077,730

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
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
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date the Company acquired HNB Financial:

Cash and cash equivalents	$6,511
Available-for-sale securities	27,392
Held-to-maturity securities	4,500
Loans, net of allowance for loan losses of $1,126	114,095
Interest receivable	878
Federal Home Loan Bank stock	1,775
Premises and equipment	6,785
Core deposit intangibles	3,183
Goodwill	12,569
Other assets	4,034

Total assets acquired	181,722

Deposits	129,603
Short-term borrowings	889
Deferred income taxes	748
Long-term debt	17,000
Interest payable	608
Other liabilities	854

Total liabilities assumed	149,702

Net assets acquired	$32,020

The Company performed a core deposit intangible study and, as a result of the study, the Company recorded the core deposit intangibles based on the determined fair value. The core deposit intangible is being amortized over 10 years. In addition, other purchase accounting adjustments were made and are reflected in the table above. The $12,569,000 of goodwill was assigned entirely to the banking segment of the business. None of the goodwill is expected to be deductible for tax purposes.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
HNB Financial had contracts with its data service provider requiring early termination fees if the contracts were cancelled before their maturity. HNB Financial terminated the contracts and converted to the Company’s system during 2008. The conversion was completed within one year of the acquisition and the early termination fee of $719,000 was recognized as goodwill during 2008.
HNB Financial’s results of operations have been reflected in the Company’s consolidated statements of operations beginning as of the acquisition date. The results of operations for 2008 are entirely included in the consolidated statements of operations; therefore, only 2007 and 2006 are depicted in the following pro forma disclosures. These disclosures include the effect of the purchase accounting adjustments and depict the results of operations as though the merger had taken place at the beginning of the periods presented.

	Year Ended December 31,
	2007	2006

Net interest income	$44,739	$42,302
Net income	9,664	10,547
Basic earnings per share	1.11	1.21

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
During November 2006, the Company purchased 100% of the outstanding common stock of Royal Palm Bancorp, Inc. (“Royal Palm”), the sole shareholder of Royal Palm Bank of Florida (“RP Bank”) located in Naples, Florida. The results of Royal Palm’s operations have been included in the consolidated financial statements since that date. The aggregate purchase price was $42,816,000.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date the Company acquired Royal Palm:

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

The Company performed a core deposit intangible study and as a result of the study, the Company recorded the core deposit intangibles based on the determined fair value. The core deposit intangible is being amortized over 5 years. In addition, other purchase accounting adjustments were made and are reflected in the table above. The $26,604,000 of goodwill was assigned entirely to the banking segment of the business. None of the goodwill is expected to be deductible for tax purposes.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
Royal Palm’s results of operations have been reflected in the Company’s consolidated statements of operations beginning as of the acquisition date. The results of operations for 2008 and 2007 are entirely included in the consolidated statements of operations; therefore, only 2006 is depicted in the following pro forma disclosures. These disclosures include the effect of the purchase accounting adjustments and depict the results of operations as though the merger had taken place at the beginning of the periods presented.

Year Ended December 31,
2006

Net interest income	$42,332
Net income	10,639
Basic earnings per share	1.82
Note 19: Employee Benefits
The Company has a defined contribution 401(k) profit sharing plan covering substantially all employees with the exception of Mid-America Bancorp, Inc. Employer contributions charged to expense for 2008, 2007 and 2006 were $357,000, $1,013,000, and $1,057,000, respectively.
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
The transition obligation is being recognized over the employees’ future service period as a component of net periodic postretirement benefit cost. The net periodic postretirement benefit cost was $69,000 for 2008, $70,000 for 2007, and $33,000 for 2006. The Company adopted Statement of Financial Accounting Standards No. 158 (SFAS 158), Employees’ Accounting for Deferred Benefit Pension and Other Postretirement Plans, during 2006 and adjusted the liability to the accumulated postretirement benefit obligation. The accumulated postretirement benefit obligation was immaterial as of December 31, 2008 and 2007.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
The Company has salary continuation agreements with certain executives. The agreements provide monthly payments upon retirement for life, but for not less than 15 years. The charges to expense for the agreements were $193,000 for 2008, $275,000 for 2007, and $245,000 for 2006. Such charges reflect the straight-line accrual over the period until full eligibility of the present value of benefits due each participant on the full eligibility date, using a 6.25% discount factor.
Note 20: Disclosures about Fair Value of Financial Instruments
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 has been applied prospectively as of the beginning of the period.
SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.
Available-for-Sale Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include publicly traded stocks. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. Treasury, U.S. government agencies, mortgage-backed securities, and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include local state and political subdivisions and other illiquid equity securities.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at December 31, 2008:

Fair Value Measurements Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$185,192	$4,811	$178,375	$2,006
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Available-for-Sale
Securities

Balance, January 1, 2008	$1,900

Total realized and unrealized gains and losses
Included in net income	—
Included in other comprehensive income	—
Purchases, issuances and settlements	2,738
Transfers in and/or out of Level 3	(2,632)

Balance, December 31, 2008	$2,006

Total gains or losses for the period included in net income (loss) attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
Realized and unrealized gains and losses related to significant unobservable (Level 3) inputs included in net income (loss) for the period from January 1, 2008, through December 31, 2008, are reported in the consolidated statements of operations as follows:

Noninterest Income

Total gains and losses	$0
Change in unrealized gains or losses relating to assets still held at the balance sheet date	$0
Following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.
Mortgage Servicing Rights
Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using discounted cash flow models. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.
Impaired Loans
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of Financial Accounting Standard No. 114 (FAS 114), Accounting by Creditors for Impairment of a Loan. Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.
If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.
If the impaired loan is determined not to be collateral dependent, then the discounted cash flow method is used. This method requires the impaired loan to be recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate of a loan is the contractual interest rate adjusted for any net deferred loan fees or costs, premiums or discount existing at origination or acquisition of the loan.
Impaired loans are classified within Level 3 of the fair value hierarchy.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
Cost Method Investments
Cost method investments do not trade in an active, open market with readily observable prices. The cost method investments are periodically reviewed for impairment based on each investee’s earnings performance, asset quality, changes in the economic environment, and current and projected future cash flows. Due to the nature of the valuation inputs, cost method investments are classified within Level 3 of the hierarchy.
The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at December 31, 2008:

		Fair Value Measurements Using
		Quoted Prices in Active
		Markets for Identical	Significant Other	Significant
		Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$30,966	$—	$—	$30,966
Mortgage servicing rights	959	—	—	959
Cost method investments	3,314	—	—	3,314

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
The following table presents estimated fair values of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$89,821	$89,821	$76,059	$76,059
Available-for-sale securities	185,192	185,192	192,239	192,239
Held-to-maturity securities	8,905	9,101	13,518	13,624
Loans held for sale	4,366	4,366	3,338	3,338
Loans, net of allowance for loan losses	1,315,907	1,325,196	1,199,257	1,197,681
Federal Home Loan Bank stock	8,213	8,213	7,790	7,790
Cost method investments in common stock	3,314	3,314	6,105	6,105
Interest receivable	10,240	10,240	11,343	11,343

Financial liabilities
Deposits	1,462,276	1,460,654	1,319,459	1,313,483
Short-term borrowings	49,227	49,227	45,589	45,589
Long-term debt and junior subordinated debentures	146,519	141,317	143,358	144,217
Interest payable	4,280	4,280	6,040	6,040

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	0	0	0	0
Letters of credit	0	0	0	0
Lines of credit	0	0	0	0

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
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
December 31, 2008, 2007 and 2006
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
Note 21: Significant Estimates and Concentrations
Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses, goodwill, core deposit and other intangibles, Federal Home Loan Bank stock impairment, other-than-temporary impairment on available-for-sale and cost method bank stocks, and foreclosed assets held for sale are described in Note 1. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments and credit risk.
Concentration on Credit Risk
The Company’s loan portfolio includes a concentration of loans for commercial real estate amounting to $564,483,000 and $511,676,000 as of December 31, 2008 and 2007, respectively. The commercial real estate loans include loans that are collateralized by commercial real estate in the Quincy, Illinois geographic market totaling $55,006,000 and $57,044,000 as of December 31, 2008 and 2007, respectively. The commercial real estate loans, including land and construction development loans totaled $82,836,000 and $98,402,000 as of December 31, 2008 and 2007, respectively at Heartland Bank and $68,586,000 and $61,496,000 as of December 31, 2008 and 2007, respectively, at Royal Palm Bank (Naples, Florida).
The Company, through its subsidiaries, Heartland Bank and Royal Palm Bank, has loan participations with Integrity Bank, a failed institution in Alpharetta, Georgia, taken over by the FDIC, totaling $16,353,000 at December 31, 2008. The Company considers those loans to be impaired and has specific reserves of $5,193,000 based on information available as of December 31, 2008. The collectibility of those loans could be impaired by any adverse changes to the values of the underlying properties securing the loans.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
Foreclosed Assets Held for Sale, Net
Included in the Company’s foreclosed assets held for sale is a property representing Royal Palm Bank’s interest in a participation agreement among several banks in a loan to develop a resort property in Florida. The borrower defaulted and the lead bank in the participation agreement foreclosed on the property in 2007. The Company’s carrying value of this property is $1.1 million at December 31, 2008 . One of the other participants has filed a lawsuit in federal court seeking to have an equitable lien established to force a sale of the property, with the plaintiff recovering its debt before any of the other participants. Should the court rule in favor of the plaintiff, it is possible that the Company would not receive sufficient proceeds to recover its carrying value of $1.1 million. However, after evaluating the circumstances involving this case, the Company has concluded that its carrying value on this property is fairly stated.
Investments
The Company invests in various debt and equity securities, including bank stocks. The bank stocks are included in available-for-sale securities and cost method investments with a carrying value of $7,581,000 at December 31, 2008. Investment securities including the bank stocks are exposed to various risks such as deterioration of the overall economy, market risks and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such change could materially affect the amounts reported in the accompanying balance sheet.
Current Economic Conditions
The current economic environment presents financial institutions with unprecedented circumstances and challenges which in some cases have resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. The financial statements have been prepared using values and information currently available to the Company.
Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
Note 22: Operating and Liquidity Matters
As noted in Note 12, the Company had $22.2 million in term debt and a demand note of $7.5 million as of December 31, 2008 with Great River Bancshares, Inc. (“Great River”), an entity owned by a significant stockholder. Subsequent to December 31, 2008, Great River advanced another demand note of $4 million. The Great River debt is secured by all outstanding shares of common stock of the subsidiary banks. The Company and subsidiary banks’ regulatory capital ratios are adequately or well capitalized and the debt service is being provided by dividends from a majority of the subsidiary banks.
The notes payable have various covenants including ratios relating to the Company’s capital, allowance for loan losses, return on assets, non-performing assets and debt service coverage. The Company was in noncompliance with the non-performing assets covenant requiring an 18% maximum ratio of non-performing assets to primary capital of the subsidiary banks. At December 31, 2008, the Company’s ratio was 26%. The Company was in noncompliance with the fixed charge coverage ratio covenant requiring a minimum ratio of 1.10 to 1.00. The Company’s ratio was (.72) to 1.00 at December 31, 2008. The Company was also in noncompliance due to an unapproved debt agreement incurred by Mid-America Bancorp, as well as the cease and desist order issued at Heartland Bank, a subsidiary of Mid-America Bancorp.
The Company received a waiver from Great River relating to the debt covenant violations. Great River agreed to waive the existing debt covenant violations and modified the covenants from January 1, 2009 through September 30, 2009. The modifications are as follows:
•	Non-performing assets of all subsidiary banks on a combined basis cannot exceed thirty-five percent of the then primary capital of all subsidiary banks;

•	The consolidated fixed charge ratio is required to be at least .50 to 1.00 for each quarter ending after December 31, 2008; and

•	Stockholder’s equity is required to be at least $90 million, less the amount of any goodwill impairment charges, as of the last day of each calendar month.
As of March 16, 2009, the Company is in compliance with these modified terms.
The waiver will be terminated upon the earliest to occur of the following:
•	the occurrence of an event of default under any of the loan agreements;

•	the Company should fail to perform any additional covenant;

•	any changes in regulatory agreements;

•	the Company, any subsidiary holding company or any subsidiary bank being placed in receivership or being taken over by any regulatory agency;

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
•	the note holder determines in its sole discretion that there has been any change in the business operations or condition, financial or otherwise, of the Company, any subsidiary holding company, any subsidiary bank or any consolidated subsidiary that could have a material adverse effect;

•	April 30, 2009, if the note holder and the Company have not executed an amendment to, and restatement of, the current loan agreements between the Company and the note holder satisfactory to the note holder in its sole discretion; or

•	September 30, 2009
Based on currently available information, the Company expects to be in compliance with the revised covenants through September 30, 2009. The Company is developing and executing a plan to raise additional equity and /or debt to replace the existing debt. The Company received shareholder approval on February 23, 2009 authorizing the Company to create and issue up to 100,000 shares in one or more classes of preferred stock, and adding 2,000,000 shares to the number of shares of common stock authorized to be issued. The Company has also engaged an investment banker to assist the Company in formulating details of the capital raising and debt restructuring plan, which could also include funds from the TARP program. The Company expects to have developed and implemented the plan by September 30, 2009.
As previously noted, if additional capital or new debt cannot be obtained by September 30, 2009, the Company would likely be in non-compliance of its debt covenants and the debt in existence as of December 31, 2008 of $22,160,000 would be due on demand in addition to the current demand notes totaling $11,552,000, which includes the $4 million demand notes issued subsequent to December 31, 2008. If this occurs, the Company’s contingency plan includes various options. The options would include modifying/restructuring the existing debt agreements with the possibility of converting all or a portion of the debt into preferred or common stock, renegotiating the terms of the existing debt, and negotiating a new waiver. If these options are not available and the lender exercises their demand clause, the Company has various options which could include selling off certain branches or subsidiary banks, package and sell high-quality commercial loans, execute sale/leaseback agreements on its banking facilities, and other options. If executed, these transactions would decrease the various banks’ assets and liabilities, generate taxable income, improve capital ratios, and reduce general, administrative and other expense. In addition, the affected subsidiary banks’ would dividend the funds to the Company to provide liquidity to service the Company’s debt. The majority of the subsidiary banks currently do not have any dividend restrictions. Although not currently planned, the realization of the potential contingency plan in other than the ordinary course of business in order to meet liquidity needs could incur losses not reflected in these financial statements.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
Note 23: Commitments and Credit Risk
The Company grants commercial, mortgage and consumer loans and receives deposits from customers located primarily in Western Illinois, Northern Missouri, suburban Kansas City, Missouri, Southwestern Florida, and Central Indiana. The Company’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon economic conditions and the agricultural economy in Western Illinois, Northern Missouri, suburban Kansas City, Missouri, Southwestern Florida, and Central Indiana.
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
At December 31, 2008 and 2007, the Company had outstanding commitments to originate loans aggregating approximately $8,611,000 and $1,985,000, respectively. The commitments extend over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $6,745,000 and $860,000 at December 31, 2008 and 2007, respectively, with the remainder at floating market rates.
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

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
The Company had total outstanding standby letters of credit amounting to $20,712,000 and $15,789,000, at December 31, 2008 and 2007, respectively, with terms ranging from 1 day to 22 years. At December 31, 2008 and 2007, the Company’s deferred revenue under standby letter of credit agreements was nominal.
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
At December 31, 2008, the Company had granted unused lines of credit to borrowers aggregating approximately $228,557,000 and $14,918,000 for commercial lines and open-end consumer lines, respectively. At December 31, 2007, unused lines of credit to borrowers aggregated approximately $261,530,000 for commercial lines and $19,856,000 for open-end consumer lines.
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
Note 24: Stock Split
In November 2007, the Company’s Board of Directors approved a three-for-two stock split. Share and per share data in the consolidated financial statements and notes have been retroactively restated for the earliest financial statements presented to reflect the stock split.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
Note 25: Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157 (FAS 157), Fair Value Measurements. This Statement establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted FAS 157 effective January 1, 2008. The Company added the required footnote disclosures as a result of adopting this standard.
In February 2008, the FASB issued two Staff Positions (FSPs) on Statement No. 157: FSP 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 excludes fair value measurements related to leases from the disclosure requirements of FAS 157. FSP 157-2 delays the effective date of FAS 157 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company is applying the deferral guidance in FSP 157-2, and accordingly, has not applied the non-recurring disclosure to non-financial assets or non-financial liabilities valued as fair value on a non-recurring basis.
In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. This FSP addresses application issues related to FAS 157, Fair Value Measurements, in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of this FSP did not have a material impact on the Company’s financial statements.
In February 2007, the FASB issued SFAS No. 159 (FAS 159), The Fair Value Option for Financial Assets and Financial Liabilities — Including Amendment of FASB Statement No. 115. FAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet. The main intent of FAS 159 is to mitigate the difficulty in determining reported earnings caused by a “mixed-attribute model” (that is, reporting some assets at fair value and others using a different valuation method such as amortized cost). The project is separated into two phases. This first phase addresses the creation of a fair value option for financial assets and liabilities. A second phase will address creating a fair value option for selected non-financial items. FAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company has not elected the fair value option for any financial assets or liabilities at December 31, 2008.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
In December 2007, the FASB issued SFAS No. 160 (FAS 160), Non-controlling Interest in Consolidated Financial Statements — an amendment of ARB No. 51. FAS 160 requires that a non-controlling interest in a subsidiary (i.e. minority interest) be reported in the equity section of the balance sheet instead of being reported as a liability or in the mezzanine section between debt and equity. It also requires that the consolidated income statement include consolidated net income attributable to both the parent and non-controlling interest of a consolidated subsidiary. A disclosure must be made on the face of the consolidated income statement of the net income attributable to the parent and to the non-controlling interest. Also, regardless of whether the parent purchases additional ownership interest, sells a portion of its ownership interest in a subsidiary or the subsidiary participates in a transaction that changes the parent’s ownership interest, as long as the parent retains controlling interest, the transaction is considered an equity transaction. FAS 160 is effective for annual periods beginning after December 15, 2008. The application of FAS 160 will impact the Company as the minority interest of $5,735,000 at December 31, 2008 will be included as a component of stockholders’ equity.
In March 2008, the FASB issued SFAS No. 161 (FAS 161), Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company has determined that this standard will not have a material impact on its financial position and results of operations.
In May 2008, the FASB issued SFAS No. 162 (FAS 162), The Hierarchy of Generally Accepted Accounting Principles. FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (The GAAP hierarchy). This Statement became effective on November 15, 2008. The application of FAS 162 did not have a material impact on the Company’s consolidated financial statements
In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities. The FASB issued this FSP to amend the disclosure guidance in FAS 140 and FIN 46 (revised December 2003). The FSP requires public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. The FSP was effective December 31, 2008. The application of this FSP did not have a material impact on the Company’s consolidated financial statements.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20. The FASB issued FSP EITF 99-20-1 to amend the impairment guidance in EITF Issue No. 99-20 in order to achieve more consistent determination of whether an other-than-temporary impairment (OTTI) has occurred. Prior to this FSP, the impairment model in EITF 99-20 was different from FASB Statement No. 115 (FAS 115), Accounting for Certain Investments in Debt and Equity Securities. This FSP amended EITF 99-20 to more closely align the OTTI guidance therein to the guidance in FAS 115. Retrospective application to a prior interim or annual period is prohibited. The application of this FSP did not have a material impact on the Company consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007) (FAS 141R), Business Combinations. The revised statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. Statement No. 141R requires prospective application for business combinations and consummated in fiscal years beginning on or after December 15, 2008. The Company does not expect the application of FAS 141 to have a material impact on the Company’s consolidated financial statements.
Note 26: Subsequent Events
On February 27, 2009, the FDIC announced it had adopted an interim rule to impose a 20 basis point emergency special assessment on June 30, 2009 which will be collected on September 30, 2009. The interim rule also provides that an additional emergency assessment of up to 10 basis points may be imposed if the reserve ratio of the Deposit Insurance Fund is estimated to fall to a level that the Board believes would adversely affect public confidence or to a level which shall be close to zero or negative at the end of the calendar quarter. The 20 basis point assessment is based on the institution’s assessment base which is total deposits. The FDIC is also scheduled to increase the normal assessment rates with the intent being to replenish the Deposit Insurance Fund to the statutory limit of 1.15% of insured deposits by December 31, 2013. The additional amount that would be imposed on the Company as a result of the June 30, 2009 interim rule, if approved, would be approximately $2,589,000 if the June 30, 2009 assessment base is consistent with that at December 31, 2008.
On February 5, 2009, Great River Bancshares, Inc., owned by a significant shareholder of the Company, issued a short-term note to the Company with a principal balance of $4,000,000. Interest is payable monthly at a rate of 7.5%. The principal balance, together with accrued interest, shall be repaid immediately upon Great River’s written demand. Payment of the note is secured by 100% of the outstanding shares of the Banks. Proceeds from this note were used to fund the issuance of a short-term note from the Company to Mid-America Bancorp, with an interest rate of 7.0%. Principal is due from Mid-America upon written demand by the Company.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
On February 26, 2009, the Company’s shareholders voted to authorize the Company’s Board of Directors to create and issue up to 100,000 shares in one or more classes of preferred stock, and an additional 2,000,000 shares of common stock.
In April 2009, the Company intends to develop Mercantile Bank’s loan production office in Carmel, Indiana into a full service facility. This is the Company’s first facility in Indiana. Plans are to lease space on the first floor of the building where the loan production office is currently located.
Note 27: Condensed Financial Information (Parent Company Only)
Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:
Condensed Balance Sheets

	December 31,
	2008	2007

Assets
Cash	$2,172	$250
Investment in common stock of subsidiaries	175,701	173,696
Available-for-sale securities	4,740	11,521
Note receivable	1,325	—
Cost method investments in common stock	2,841	4,412
Core deposit intangibles	712	831
Other	5,313	4,069

Total assets	$192,804	$194,779

Liabilities
Other short-term borrowings	$7,552	$—
Long-term debt	22,161	22,000
Junior subordinated debentures	61,858	61,858
Deferred income taxes	1,579	1,944
Other	697	695

Total liabilities	93,847	86,497

Stockholders’ Equity	98,957	108,282

Total liabilities and stockholders’ equity	$192,804	$194,779

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
Condensed Statements of Operations

	Years Ended December 31,
	2008	2007	2006

Income
Dividends from subsidiaries	$5,000	$15,679	$4,840
Income (loss) on equity method investments	—	(6)	251
Other-than-temporary loss on available-for-sale securities and cost method investments	(4,545)	—	—
Net gains on sale of equity and cost method investments	942	2,775	4,318
Other income	2,515	449	17

Total income	3,912	18,897	9,426

Expenses
Other expenses	9,984	6,957	4,331

Total expenses	9,984	6,957	4,331

Income (Loss) Before Income Tax and Equity in Undistributed Income of Subsidiaries	(6,072)	11,940	5,095

Income Tax Expense (Benefit)	(3,980)	(1,510)	316

Income (Loss) Before Equity in Undistributed Income of Subsidiaries	(2,092)	13,450	4,779

Equity in Undistributed Income (Loss) of Subsidiaries	(6,729)	(3,449)	5,540

Net Income (Loss)	$(8,821)	$10,001	$10,319

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
Condensed Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
Operating Activities
Net income (loss)	$(8,821)	$10,001	$10,319
Items not requiring (providing) cash (Income) loss on equity method investment	—	6	(251)
Amortization of core deposit intangibles	118	161	230
Depreciation expense	6	—	—
Equity in undistributed (income) loss of subsidiaries	6,729	3,449	(5,540)
Deferred income taxes	(2,989)	(250)	1,530
Other-than-temporary loss on available-for-sale and cost method investments	4,545	—	—
Gain on sale of equity and cost method investments	(942)	(2,775)	(4,319)
Net change in
Other assets	(261)	(354)	(1,407)
Other liabilities	142	1,358	(48)

Net cash provided by (used in) operating activities	(1,473)	11,596	514

Investing Activities
Cash paid for additional shares of Mid-America	—	(611)	—
Purchase of property and equipment	(38)	—	—
Proceeds from sales of equity method investments	—	6,791	1,347
Proceeds from sales of available-for-sale securities	4,954	—	—
Purchase of cost method investments in common stock	—	(2,217)	(500)
Payments for investments and advances to subsidiaries	(7,070)	(1,750)	(2,800)
Purchase of available-for-sale securities	—	(1,240)	(1,959)
Cash paid in acquisition of HNB	—	(31,301)	—
Cash paid in acquisition of Royal Palm	—	—	(42,816)

Net cash used in investing activities	(2,154)	(30,328)	(46,728)

Financing Activities
Net increase in demand deposits	27	—	—
Net increase in short-term borrowings	7,552	—	—
Proceeds from long-term debt	22,161	15,650	17,250
Repayment of long-term debt	(22,000)	(14,835)	—
Proceeds from issuance of junior subordinated debentures	—	20,619	30,929
Purchase of treasury stock	(102)	(569)	(367)
Dividends paid	(2,089)	(2,097)	(1,871)

Net cash provided by financing activities	5,549	18,768	45,941

Net Change in Cash	1,922	36	(273)

Cash at Beginning of Year	250	214	487

Cash at End of Year	$2,172	$250	$214