Form 10-K/A
period 2008-12-31
Mercantile Bancorp, Inc.
filed 2009-03-26
CIK 1289701

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
Commission File No.: 001-32434
MERCANTILE BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	37-1149138
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

200 N. 33rd Street, Quincy, Illinois	62301
(Address of Principal Executive Offices)	(Zip Code)
(217) 223-7300
(Registrant’s Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock (par value $.42 per share)	NYSE Amex
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

PART II
Item 8. Financial Statements and Supplementary Data
PART IV
Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
Exhibit Index
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Explanatory Note: In its Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 18, 2009, Mercantile Bancorp, Inc. (the “Company”) inadvertently included the words “Tentative Draft – Subject to Revisions” at the top of the Report of Independent Registered Public Accounting Firm. This Amendment No. 1 on Form 10-K/A is being filed solely to correct this oversight.

PART II
Item 8. Financial Statements and Supplementary Data
     The financial statements, the reports thereon, and the notes thereto are set forth below.
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

Mercantile Bancorp, Inc.
Consolidated Statements of Stockholder’s Equity
Years Ended December 31, 2008, 2007 and 2006
(in thousands, except share data)

	Common Stock		Additional Paid-In
	Shares Outstanding	Amount	Capital

Balance, January 1, 2006	8,772,367	$3,629	$11,764

Comprehensive income
Net income	—	—	—
Change in unrealized appreciation on available-for-sale securities, net of taxes and reclassification adjustment	—	—	—
Accumulated other comprehensive loss of equity method investee	—	—	—
Change in unrealized loss on interest rate swaps, net of taxes	—	—	—

Total comprehensive income

Issuance of stock to minority shareholders of Mid-America	—	—	218
Dividends on common stock, $0.21 per share	—	—	—
Purchase of treasury stock	(24,750)	—	—
Adjustment to initially apply FAS Statement No. 158, net of tax	—	—	—

Balance, December 31, 2006	8,747,617	3,629	11,982

Comprehensive income
Net income	—	—	—
Change in unrealized appreciation on available-for-sale securities, net of taxes and reclassification adjustment	—	—	—
Accumulated other comprehensive loss of equity method investee	—	—	—
Defined benefit postretirement plan – transition obligation	—	—	—

Total comprehensive income

Issuance of stock to minority shareholders of Mid-America	—	—	7
Dividends on common stock, $0.24 per share	—	—	—
Purchase of treasury stock	(37,962)	—	—

Balance, December 31, 2007	8,709,655	3,629	11,989

Comprehensive loss
Net loss	—	—	—
Change in unrealized appreciation on available-for-sale securities, net of taxes and reclassification adjustment	—	—	—
Defined benefit postretirement plan – transition obligation	—	—	—

Total comprehensive loss

Purchase of stock from minority shareholders of Mid-America	—	—	(70)
Dividends on common stock, $0.24 per share	—	—	—
Purchase of treasury stock	(6,325)	—	—

Balance, December 31, 2008	8,703,330	$3,629	$11,919

See Notes to Consolidated Financial Statements

	Accumulated
	Other
Retained	Comprehensive
Earnings	Income (Loss)	Treasury Stock	Total
$78,200	$(848)	$(1,257)	$91,488

10,319	—	—	10,319

—	892	—	892

—	(5)	—	(5)

—	147	—	147

			11,353

—	—	—	218
(1,871)	—	—	(1,871)
—	—	(367)	(367)

—	(163)	—	(163)

86,648	23	(1,624)	100,658

10,001	—	—	10,001

—	240	—	240

—	28	—	28

—	14	—	14

			10,283

—	—	—	7
(2,097)	—	—	(2,097)
—	—	(569)	(569)

94,552	305	(2,193)	108,282

(8,821)	—	—	(8,821)

—	1,737	—	1,737

—	20	—	20

			(7,064)

—	—	—	(70)
(2,089)	—	—	(2,089)
—	—	(102)	(102)

$83,642	$2,062	$(2,295)	$98,957

Mercantile Bancorp, Inc.
Consolidated Statements of Cash Flows
December 31, 2008 and 2007
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
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands)
The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at December 31, 2008:

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$185,192	$4,811	$178,375	$2,006
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Available-for-
Sale Securities
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
The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at December 31, 2008:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$30,966	$—	$—	$30,966
Mortgage servicing rights	959	—	—	959
Cost method investments	3,314	—	—	3,314

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
The Company received a waiver from Great River relating to the debt covenant violations. Great River agreed to waive the existing debt covenant violations and modified the covenants from January 1, 2009 through September 30, 2009. The modifications are as follows:
•	Non-performing assets of all subsidiary banks on a combined basis cannot exceed thirty-five percent of the then primary capital of all subsidiary banks;

•	The consolidated fixed charge ratio is required to be at least .50 to 1.00 for each quarter ending after December 31, 2008; and

•	Stockholders’ equity is required to be at least $90 million, less the amount of any goodwill impairment charges, as of the last day of each calendar month.
As of March 16, 2009, the Company is in compliance with these modified terms.
The waiver will be terminated upon the earliest to occur of the following:
•	the occurrence of an event of default under any of the loan agreements;

•	the Company should fail to perform any additional covenant;

•	any changes in regulatory agreements;

•	the Company, any subsidiary holding company or any subsidiary bank being placed in receivership or being taken over by any regulatory agency;

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

PART IV
Item 15. Exhibits, Financial Statement Schedules
     (a) Financial Statements
     Reference is made to the consolidated financial statements, reports thereon, and notes thereto set forth in Item 8 of this Annual Report on Form 10-K/A. A list of such consolidated financial statements is set forth below:
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

MERCANTILE BANCORP, INC. (Registrant)

By: Name:	/s/ Michael P. McGrath Michael P. McGrath
Title:	Executive Vice President, Treasurer, Secretary and Chief Financial Officer

Dated:	March 24, 2009

Exhibit Index

Exhibit
Number	Description of Exhibit*

3.1
Certificate of Incorporation of Mercantile Bancorp, Inc., as amended, filed with the Registration Statement on Form 10 dated May 12, 2004 (File No. 000-50757) (the “Registration Statement”), under the same exhibit number.

3.2	Bylaws of Mercantile Bancorp, Inc., as amended, filed as Exhibit 99.1 to a Current Report on Form 8-K filed November 21, 2007.

3.3	Certificate of Amendment to the Certificate of Incorporation of Mercantile Bancorp, Inc.**

4.1	Shareholder Rights Agreement dated July 9, 1999 between the Company and Mercantile Trust & Savings Bank, filed under same exhibit number with the Registration Statement.

4.2	Amendment to Shareholder Rights Agreement dated May 15, 2000 between the Company and Mercantile Trust & Savings Bank, filed under same exhibit number with the Registration Statement.

10.1†	Executive Employee Salary Continuation Agreement dated December 8, 1994 between Mercantile Trust & Savings Bank and Dan S. Dugan, filed as Exhibit 10.3 with the Registration Statement.

10.2†	Amendment to Dugan Executive Employee Salary Continuation Agreement dated April 26, 2004, filed as Exhibit 10.4 with the Registration Statement.

10.3†	Second Amendment to Dugan Executive Employee Salary Continuation Agreement dated December 29, 2006, filed as Exhibit 10.1 to a Current Report on Form 8-K filed January 5, 2007.

10.4†	Executive Employee Salary Continuation Agreement, as amended and restated effective January 1, 2009 between Mercantile Bank and Ted T. Awerkamp.**

10.5†	Employment Agreement dated January 1, 2008, between the Company and Ted T. Awerkamp, filed as Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K).

10.6†
Amendment to Employment Agreement dated July 15, 2008, between the Company and Ted T. Awerkamp, filed as Exhibit 10.1 to the Periodic Report on Form 10-Q for the quarter ended September 30, 2008 (the “2008 Third Quarter Form 10-Q”).

10.7†	Employment Agreement dated January 1, 2008, between the Company and Michael P. McGrath, filed as Exhibit 10.9 to the 2007 Form 10-K.

10.8†	Amendment to Employment Agreement dated July 15, 2008, between the Company and Michael P. McGrath, filed as Exhibit 10.2 to the 2008 Third Quarter Form 10-Q.

10.9†	Employment Agreement dated January 1, 2008, between the Company and Daniel J. Cook, filed as Exhibit 10.10 to the 2007 Form 10-K.

10.10†	Amendment to Employment Agreement dated July 15, 2008, between the Company and Daniel J. Cook, filed as Exhibit 10.3 to the 2008 Third Quarter Form 10-Q.

10.11	Mercantile Bancorp, Inc. Profit Sharing Plan and Trust, filed as Exhibit 10.7 with the Registration Statement.

10.12	401(k) Plan Adoption Agreement, filed as Exhibit 10.8 with the Registration Statement.

10.13	Amendment to the Profit Sharing Plan and Trust, filed as Exhibit 10.9 with the Registration Statement.

10.14	Consulting Agreement dated March 2, 2007 between Mercantile Bancorp, Inc. and Dan S. Dugan, filed as Exhibit 10.1 to a Current Report on Form 8-K filed March 7, 2007.

10.15	Consulting Agreement dated January 15, 2008 between Mercantile Bancorp, Inc. and Dan S. Dugan, filed as Exhibit 10.16 to the 2007 Form 10-K.

10.16	Consulting Agreement dated March 1, 2009 between Mercantile Bancorp, Inc. and Dan S. Dugan.**

Exhibit
Number	Description of Exhibit*

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

10.21	Assignment Agreement among U.S. Bank National Association, Great River Bancshares, Inc. and Mercantile Bancorp, Inc., dated December 23, 2008.**

10.22	Secured Demand Promissory Note made by Mercantile Bancorp, Inc. to Great River Bancshares, Inc., dated December 31, 2008.**

10.23	Secured Demand Promissory Note made by Mercantile Bancorp, Inc. to Great River Bancshares, Inc., dated February 5, 2009.**

10.24	Waiver and Agreement by and between Mercantile Bancorp, Inc., and Great River Bancshares, Inc., dated March 13, 2009, regarding certain loan covenants of the Company.**

10.25	Construction Agreement dated August 24, 2006 by and between Mercantile Trust & Savings Bank, Owner, and Clayco, Inc., Contractor, filed as Exhibit 10.2 with the 2006 Third Quarter Form 10-Q.

10.26	General Conditions of the Contract for Construction by and between Mercantile Trust & Savings Bank, Owner, and Clayco, Inc., Contractor, filed as Exhibit 10.3 with the 2006 Third Quarter Form 10-Q.

14.1	Code of Ethics, filed under same exhibit number with Annual Report on Form 10-K for fiscal year ended December 31, 2004.

21	Subsidiaries of registrant.**

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	To the extent not filed herewith, the document is incorporated herein by reference from the filing listed in the index.

**	Filed on March 18, 2009, with the Annual Report on Form 10-K.

†	Management contract or compensatory plan or arrangement.