Form 10-Q
period 2009-03-31
Mercantile Bancorp, Inc.
filed 2009-05-11
CIK 1289701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File requested to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act) Yes ☐ No ☑.
As of May 6, 2009 the number of outstanding shares of Common Stock, par value $0.4167 per share was 8,703,330.

MERCANTILE BANCORP, INC.
FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
MERCANTILE BANCORP, INC.
Consolidated Balance Sheets
(In thousands, except par value and share data)

	March 31,
	2009	December 31,
	(Unaudited)	2008

Assets
Cash and due from banks	$19,218	$67,595
Interest-bearing demand deposits	94,828	16,812
Federal funds sold	13,335	5,414

Cash and cash equivalents	127,381	89,821

Available-for-sale securities	198,546	185,192
Held-to-maturity securities (fair values of $7,990 and $9,101)	7,803	8,905
Loans held for sale	8,909	4,366
Loans, net of allowance for loan losses of $21,944 and $23,467	1,288,481	1,315,907
Interest receivable	8,626	10,240
Foreclosed assets held for sale, net	10,236	9,959
Federal Home Loan Bank stock	8,274	8,213
Cost method investments in common stock	3,314	3,314
Deferred income taxes	8,193	9,181
Mortgage servicing rights	979	959
Cash surrender value of life insurance	25,527	25,278
Premises and equipment	40,059	40,616
Goodwill	44,650	44,653
Core deposit and other intangibles	3,878	4,002
Other	14,928	14,377

Total assets	$1,799,784	$1,774,983

Liabilities
Deposits
Demand	$148,309	$139,486
Savings, NOW and money market	467,166	431,596
Time	665,401	672,763
Brokered time	224,634	218,413

Total deposits	1,505,510	1,462,276

Short-term borrowings	54,374	49,227
Long-term debt	61,552	84,661
Junior subordinated debentures	61,858	61,858
Interest payable	4,395	4,280
Other	8,687	7,989

Total liabilities	1,696,376	1,670,291

Commitments and Contingent Liabilities

Equity
Mercantile Bancorp, Inc. stockholders’ equity
Common stock, $0.42 par value; authorized 14,000,000 shares; Issued — 8,887,113 shares at March 31, 2009 and December 31, 2008 Outstanding — 8,703,330 shares at March 31, 2009 and December 31, 2008	3,629	3,629
Additional paid-in capital	11,919	11,919
Retained earnings	82,766	83,642
Accumulated other comprehensive income	1,944	2,062

	100,258	101,252
Treasury stock, at cost
Common; 183,783 shares at March 31, 2009 and December 31, 2008	(2,295)	(2,295)

Total Mercantile Bancorp, Inc. stockholders’ equity	97,963	98,957

Noncontrolling interest	5,445	5,735

Total equity	103,408	104,692

Total liabilities and equity	$1,799,784	$1,774,983

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

Three Months Ended March 31	2009	2008

Interest and Dividend Income
Loans
Taxable	$18,772	$21,708
Tax exempt	200	176
Securities
Taxable	1,713	1,795
Tax exempt	427	540
Federal funds sold	6	159
Dividends on Federal Home Loan Bank stock	13	36
Deposits with financial institutions and other	72	150

Total interest and dividend income	21,203	24,564

Interest Expense
Deposits	8,862	11,813
Short-term borrowings	577	348
Long-term debt and junior subordinated debentures	1,537	2,204

Total interest expense	10,976	14,365

Net Interest Income	10,227	10,199

Provision for Loan Losses	3,180	4,769

Net Interest Income After Provision For Loan Losses	7,047	5,430

Noninterest Income
Fiduciary activities	651	690
Brokerage fees	238	416
Customer service fees	840	1,100
Other service charges and fees	259	200
Net gains (losses) on sales of assets	(13)	391
Net gains on loan sales	810	363
Loan servicing fees	146	135
Net increase in cash surrender value of life insurance	245	268
Other	78	190

Total noninterest income	3,254	3,753

Noninterest Expense
Salaries and employee benefits	6,707	6,901
Net occupancy expense	900	885
Equipment expense	794	774
Deposit insurance premium	832	105
Professional fees	635	575
Postage and supplies	336	301
Losses on foreclosed assets, net	128	504
Losses on securities, net	—	1
Amortization of mortgage servicing rights	210	93
Other	1,918	1,952

Total noninterest expense	12,460	12,091

(Loss) Before Income Tax Benefit	(2,159)	(2,908)
Income Tax (Benefit)	(994)	(944)

Net (Loss)	(1,165)	(1,964)

Less: Net (loss) attributable to the noncontrolling interest	(289)	(287)

Net (Loss) attributable to Mercantile Bancorp, Inc.	$(876)	$(1,677)

Basic (Loss) Per Share attributable to Mercantile Bancorp, Inc. common stockholders	$(0.10)	$(0.19)

Weighted Average Shares Outstanding	8,703,330	8,709,655

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Three Months Ended March 31	2009	2008

Operating Activities
Net loss	$(1,165)	$(1,964)
Items not requiring (providing) cash
Depreciation	688	671
Provision for loan losses	3,180	4,769
Amortization (accretion) of premiums and discounts on securities	(69)	(19)
Amortization (depreciation) of core deposit intangibles and other purchase accounting adjustments	33	(88)
Deferred income taxes	1,171	(1,113)
Losses on foreclosed assets	128	504
Net (gains) on loan sales	(810)	(363)
Amortization of mortgage servicing rights	210	93
(Gains) Losses on sales of premises and equipment	13	(391)
(Gain) on sale of equity and cost method investments	—	(100)
Federal Home Loan Bank stock dividends	(3)	(13)
Net increase in cash surrender value of life insurance	(245)	(268)
Changes in
Loans originated for sale	(68,887)	(33,014)
Proceeds from sales of loans	64,865	32,408
Interest receivable	1,614	459
Other assets	(153)	1,220
Interest payable	115	(83)
Other liabilities	292	(1,904)

Net cash provided by operating activities	977	804

Investing Activities
Cash paid in acquisition of HNB Financial, net of cash received	3	—
Purchases of available-for-sale securities	(27,738)	(23,977)
Proceeds from maturities of available-for-sale securities	14,064	19,462
Proceeds from maturities of held-to-maturity securities	1,101	1,113
Net change in loans	23,666	(10,488)
Purchases of premises and equipment	(156)	(780)
Proceeds from sales of premises and equipment	—	767
Purchase of Federal Home Loan Bank stock	(58)	(391)
Proceeds from sales of Federal Home Loan Bank stock	—	174
Proceeds from sales of foreclosed assets	350	27

Net cash provided by (used in) investing activities	11,232	(14,093)

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	44,393	31,332
Net increase (decrease) in time and brokered time deposits	(1,080)	1,412
Net (decrease) in short-term borrowings	(9,962)	(17,820)
Proceeds from long-term debt	—	17,000
Repayments of long-term debt	(8,000)	(14,000)
Proceeds from issuance of stock to noncontrolling interest of Mid-America	—	41
Dividends paid	—	(523)

Net cash provided by financing activities	25,351	17,442

Increase In Cash and Cash Equivalents	37,560	4,153
Cash and Cash Equivalents, Beginning of Period	89,821	76,059

Cash and Cash Equivalents, End of Period	$127,381	$80,212

Supplemental Cash Flows Information
Interest paid	$10,800	$14,448
Net income taxes paid (received)	$(244)	$(63)
Real estate acquired in settlement of loans	$755	$2,388
Increase in additional paid-in-capital due to issuance of stock to noncontrolling interest of Mid-America	$—	$22
Transfer of long-term debt to short-term borrowings	$15,109	$—
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
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s consolidated financial position at March 31, 2009 and the Company’s consolidated results of operations and cash flows for the three months ended March 31, 2009 and 2008. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 2008 year-end consolidated balance sheet data was derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.
These financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008 appearing in the Company’s Annual Report on Form 10-K filed in 2009.
2. EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to Mercantile Bancorp Inc.’s stockholders by the weighted-average number of common shares outstanding during the period.
3. NEW AND RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (SFAS 141(R)), “Business Combination.” SFAS 141(R) significantly changes the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates in fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) did not have a material impact on its consolidated financial statements.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The implementation of SFAS 161 did not have a material impact on its consolidated financial statements.
In April 2009, the FASB issued the FASB Staff Position on Financial Accounting Standards No. 157-4 (SFP FAS 157-4), “Determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending June 30, 2009. The Company does not expect the implementation of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued the FASB Staff Position on Financial Accounting Standards No. 107-1 and Accounting Principles Board No. 28-1 (SFP FAS 107-1 and APB 28-1), “Interim disclosures about fair value of financial instruments.” FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s consolidated financial statements.
In April 2009, the FASB issued the FASB Staff Position on Financial Accounting Standards No. 115-2 and Financial Accounting Standards No. 124-2 (SFP FAS 115-2 and FAS 124-2), “Recognition and presentation of other-than-temporary impairments.” FSP FAS 115-2 and APB 124-2 amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009. The Company does not expect the implementation of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.
4. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT
Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160 requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in deconsolidation. The statement requires retrospective application for the presentation and disclosure requirements. Upon adoption of this statement, the Company reclassified their minority interest of $5,735,000 and $5,445,000 as of December 31, 2008, and March 31, 2009, respectively from the mezzanine to total equity. The minority interest is now recognized as noncontrolling interest. The Company also modified the Statements of Operations by recognizing consolidated net loss and the net loss attributable to Mercantile Bancorp, Inc., and the noncontrolling interest separately on the statement. The comprehensive loss footnote was also modified to reflect consolidated comprehensive loss and comprehensive loss attributable to Mercantile Bancorp, Inc., and the noncontrolling interest separately in the footnote. The Company’s net loss as presented on the Statements of Cash Flows now reflects total net loss rather than the net loss attributable to the Company. During the three months ended March 31, 2008. Mid-America Bancorp, Inc., issued stock options to the noncontrolling interest which increased the noncontrolling interest by $18 thousand and the Company’s equity by $23 thousand. There were no changes in the Company’s ownership interest related to the noncontrolling interest for the three months ended March 31, 2009.
5. FAIR VALUE MEASUREMENT
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
Recurring Basis
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet.
Available-for-sale securities — The fair values of available-for-sale securities are determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1. Level 1 securities include exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. Level 2 securities include obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, mortgage-backed securities, collateralized mortgage obligations and corporate bonds. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include local state and political subdivisions, debentures, and other illiquid equity securities.
The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the SFAS 157 hierarchy in which their fair value measurements fall as of March 31, 2009 (in thousands):

Fair Value Measurements Using
Quotes Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
March 31, 2009	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$198,546	$3,176	$193,426	$1,944

Fair Value Measurements Using
Quotes Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
December 31, 2008	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$185,192	$4,811	$178,375	$2,006
The change in fair value of assets measured using significant unobservable (Level 3) inputs on a recurring basis for the three months ended March 31, 2009 and 2008 is summarized as follows (in thousands):

	For the Three Months Ended March 31
	2009	2008

Beginning balance	$2,006	$11,400
Total realized and unrealized gains and losses:
Included in net income	—	—
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(62)	(1,364)
Transfers in and/or out of Level 3	—	—

Balance, March 31, 2009	$1,944	$10,036

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

Nonrecurring Basis
Following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Impaired loans — Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of Financial Accounting Standard No. 114 (SFAS 114) “Accounting by Creditors for Impairment of a Loan.” Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.
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
Other Real Estate — Other real estate consists of properties obtained through foreclosure or in satisfaction of loans. These properties are reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is recorded as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a component of the income statement.
The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2009:

		Fair Value Measurements Using
		Quotes Prices in Active
		Markets for Identical	Significant Other	Significant
		Assets	Observable Inputs	Unobservable Inputs
Carrying value at March 31, 2009	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$8,580	$—	$—	$8,580
Other real estate	$2,769	$—	$—	$2,769

		Fair Value Measurements Using
		Quotes Prices in Active
		Markets for Identical	Significant Other	Significant
		Assets	Observable Inputs	Unobservable Inputs
Carrying value at December 31, 2008	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$30,966	$—	$—	$30,966
Mortgage servicing rights	$959	$—	$—	$959
Cost method investments	$3,314	$—	$—	$3,314
6. OFF BALANCE SHEET CREDIT COMMITMENTS
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
The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Commitments to originate loans totaled $12.3 million at March 31, 2009 and $8.6 million at December 31, 2008. The commitments extend over varying periods of time with the majority being disbursed within a one-year period. At March 31, 2009 and December 31, 2008, the Company had granted unused lines of credit to borrowers totaling $184.6 million and $243.5 million, respectively, for commercial lines and open-end consumer lines.

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $14.5 million at March 31, 2009 and $20.7 million at December 31, 2008. At March 31, 2009, the outstanding standby letters of credit had a weighted average term of approximately one year. As of March 31, 2009 and December 31, 2008, no liability for the fair value of the Company’s potential obligations under these guarantees has been recorded since the amount is deemed immaterial.
7. CRITICAL ACCOUNTING POLICIES
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
The Company tests goodwill for impairment on an annual basis at a minimum. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value.
Core deposit and other intangibles are amortized on the straight-line basis over periods ranging from five to ten years. Such assets and intangible assets with indefinite lives are periodically evaluated as to the recoverability of their carrying value.

8. COMPREHENSIVE INCOME (LOSS)
Comprehensive (loss) components and related taxes were as follows:

	For the Three Months
	Ended March 31,
	2009	2008

Net (loss)	$(1,165)	$(1,964)

Other comprehensive loss:
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $(183) for 2009 and $935 for 2008	(118)	1,586

Adjustment of SFAS 158 liability, net of tax benefit of $0 for 2009 and $(15) for 2008	—	25

Total other comprehensive income (loss), net of tax	(118)	1,561

Comprehensive (loss)	(1,283)	(403)

Comprehensive loss attributable to the noncontrolling interest	289	287

Comprehensive (loss) attributable to Mercantile Bancorp, Inc.	$(994)	$(116)

9. FDIC SPECIAL ASSESSMENT
On February 27, 2009, the FDIC announced it had adopted an interim rule to impose a 20 basis point emergency special assessment on June 30, 2009, which will be collected on September 30, 2009. The interim rule also provides that an additional emergency assessment of up to 10 basis points may be imposed if the reserve ratio of the Deposit Insurance Fund is estimated to fall to a level that the Board believes would adversely affect public confidence or to a level which shall be close to zero or negative at the end of the calendar quarter. The 20 basis point assessment is based on the institution’s assessment base which is total deposits. The FDIC is also scheduled to increase the normal assessment rates with the intent being to replenish the Deposit Insurance Fund to the statutory limit of 1.15% of insured deposits by December 31, 2013. The additional amount that would be imposed on the Company as a result of the June 30, 2009 interim rule, if approved, would be approximately $2,589,000 if the June 30, 2009 assessment base is consistent with that at December 31, 2008.
10. OPERATING AND LIQUIDITY MATTERS
The Company had $22.2 million in term notes payable and demand notes totaling $11.6 million as of March 31, 2009 with Great River Bancshares, Inc. (“Great River”). The Great River debt is secured by all outstanding shares of common stock of the subsidiary banks, as well as the common stock of the minority-owned banks. The Company and subsidiary banks’ regulatory capital ratios are adequately or well capitalized and the debt service is being provided by dividends from a majority of the subsidiary banks.
On April 30, 2009 the Company entered into an agreement with Great River Bancshares, Inc. (“Great River”) which amends and restates an original loan agreement to enable the Company to borrow funds on a revolving basis, to grant Great River additional collateral, and to restructure the indebtedness represented by two secured demand notes as a revolving loan. The amended loan agreement modified certain financial covenants as follows: (a) the Company will maintain a consolidated fixed charge coverage ratio of at least 0.5 to 1.00 for the period from January 1, 2009 through June 30, 2009, 0.5 to 1.00 for the period from January 1, 2009 through September 30, 2009; and 1.10 to 1.00 for each four consecutive fiscal quarter period ending on or after December 31, 2009, (b) the Company will maintain as of the last day of each calendar month a stockholders’ equity greater than $90 million less any write-down of goodwill as of March 13, 2009, to that date, (c) the Company will not declare or pay any dividends on its capital stock without Great River’s consent, and (d) the Company will not permit, without Great River’s consent, the aggregate amount of non-performing assets of all subsidiary banks on a combined basis to equal or exceed 36% of the then primary capital of all subsidiary banks at any time from the date of the amended loan agreement through September 30, 2009, or 18% of the then primary capital of all subsidiary banks at any time from and after October 1, 2009.

Also on April 30, 2009 the Company entered into an amendment to an original waiver agreement with Great River dated March 13, 2009, which had addressed the Company’s noncompliance at that time with certain covenants of the original loan agreement. The amendment provides that the Company will (a) ensure that the aggregate amount of non-performing assets of all subsidiary banks on a combined basis does not at any time equal or exceed 36% of the then primary capital of all subsidiary banks, (b) maintain a consolidated fixed charge coverage ratio of at least 0.5 to 1.00 for the period from January 1, 2009 to June 30, 2009, and 0.5 to 1.00 for the period from January 1, 2009 to September 30, 2009, and (c) provide Great River with quarterly reports of the compliance of the Company and its subsidiaries with various regulatory enforcement actions.
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
Based on currently available information, the Company expects to remain in compliance with the revised covenants. The Company is developing and executing a plan to raise additional equity and /or debt to replace some or all of the existing debt. The Company received shareholder approval on February 26, 2009 authorizing the Company to create and issue up to 100,000 shares in one or more classes of preferred stock, and to add 2,000,000 shares to the number of shares of common stock authorized to be issued. The Company has also engaged an investment banker to assist the Company in formulating details of the capital raising and debt restructuring plan, which could also include funds from the US Treasury Capital Purchase Plan. The Company expects to have developed and implemented the plan by September 30, 2009.
If additional capital or new debt cannot be obtained by September 30, 2009, the Company would likely be in non-compliance of its debt covenants and the debt totaling $33.8 million as of March 31, 2009 would be due on demand . If this occurs, the Company’s contingency plan includes various options. The options would include modifying/restructuring the existing debt agreements with the possibility of converting all or a portion of the debt into preferred or common stock, renegotiating the terms of the existing debt, and negotiating a new waiver. If these options are not available and the lender exercises its demand clause, the Company has various options, which could include selling off certain branches or subsidiary banks, package and sell high-quality commercial loans, execute sale/leaseback agreements on its banking facilities, and other options. If executed, these transactions would decrease the various banks’ assets and liabilities, generate taxable income, improve capital ratios, and reduce general, administrative and other expense. In addition, the affected subsidiary banks would dividend the funds to the Company to provide liquidity to service the Company’s debt. The majority of the subsidiary banks currently do not have any dividend restrictions. Although not currently planned, the realization of the potential contingency plan in other than the ordinary course of business in order to meet liquidity needs could incur losses not reflected in these financial statements.
11. SUBSEQUENT EVENT
On April 30, 2009 the Company entered into an agreement with Great River Bancshares, Inc. (“Great River”) which amends and restates an original loan agreement to enable the Company to borrow funds on a revolving basis, to grant Great River additional collateral, and to restructure the indebtedness represented by two secured demand notes as a revolving loan. At March 31, 2009, the secured demand notes held by Great River totaled $11.6 million. The aggregate principal of the revolving loan may not exceed $15 million. Advances on the revolving loan will be made upon the request of the Company but subject to Great River’s determination to make such advances in its sole and absolute discretion. Interest on the revolving loan will be payable quarterly beginning August 10, 2009, and then thereafter on each February 10, May 10, August 10 and November 10 of each year at the rate of 7.5% per annum. The revolving loan may be prepaid without penalty. The default rate for the revolving loan has increased from 2% over the existing rate to 5% over the existing rate.
In addition to the provision of various financial information at regular intervals and compliance with various affirmative and negative covenants substantially on the same terms as had been required under the original loan agreement, the amended loan agreement provides that the Company will meet certain other reporting and debt covenant requirements.

The amended loan agreement modified certain financial covenants as follows: (a) the Company will maintain a consolidated fixed charge coverage ratio of at least 0.5 to 1.00 for the period from January 1, 2009 through June 30, 2009, 0.5 to 1.00 for the period from January 1, 2009 through September 30, 2009; and 1.10 to 1.00 for each four consecutive fiscal quarter period ending on or after December 31, 2009, (b) the Company will maintain as of the last day of each calendar month a stockholders’ equity greater than $90 million less any write-down of goodwill as of March 13, 2009, to that date, (c) the Company will not declare or pay any dividends on its capital stock without Great River’s consent, and (d) the Company will not permit, without Great River’s consent, the aggregate amount of non-performing assets of all subsidiary banks on a combined basis to equal or exceed 36% of the then primary capital of all subsidiary banks at any time from the date of the amended loan agreement through September 30, 2009, or 18% of the then primary capital of all subsidiary banks at any time from and after October 1, 2009.
The Company’s obligations under the amended loan agreement continue to be secured by a collateral pledge of all of the Company’s capital stock in its subsidiaries. In addition, the Company has pledged all of its capital stock in minority-owned banks.
Also on April 30, 2009 the Company entered into a waiver agreement with Great River that amends an original waiver agreement dated March 13, 2009, which had addressed the Company’s noncompliance at that time with certain covenants of the original loan agreement. The amended waiver agreement provides that the Company will (a) ensure that the aggregate amount of non-performing assets of all subsidiary banks on a combined basis does not at any time equal or exceed 36% of the then primary capital of all subsidiary banks, (b) maintain a consolidated fixed charge coverage ratio of at least (i) 0.5 to 1.00 for the period from January 1, 2009 to June 30, 2009, and 0.5 to 1.00 for the period from January 1, 2009 to September 30, 2009, and (c) provide Great River with quarterly reports of the compliance of the Company and its subsidiaries with various regulatory enforcement actions.

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
Many possible factors or events could affect the future financial results and performance of the Company and could cause those financial results or performance to differ materially from those expressed in the forward-looking statement. These possible events or factors include, without limitation:
•	general business and economic conditions in the markets the Company serves change or are less favorable than it expected;

•	deposit attrition, operating costs, customer loss and business disruption are greater than the Company expected;

•	competitive factors including product and pricing pressures among financial services organizations may increase;

•	changes in the interest rate environment reduce the Company’s interest margins;

•	changes in market rates and prices may adversely impact securities, loans, deposits, mortgage servicing rights, and other financial instruments;

•	legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial securities industry may adversely affect the Company’s business;

•	personal or commercial bankruptcies increase;

•	the Company’s ability to expand and grow its business and operations, including the establishment of additional branches and acquisition of additional banks or branches of banks may be more difficult or costly than the Company expected;

•	any future acquisitions may be more difficult to integrate than expected and the Company may be unable to realize any cost savings and revenue enhancements the Company may have projected in connection with such acquisitions;

•	changes in accounting principles, policies or guidelines;

•	the goodwill recorded from recent acquisitions could become impaired and have an adverse impact on our profitability;

•	Construction and development loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate, and cause the Company to be exposed to more losses on these projects than on other loans;

•	changes occur in the securities markets;

•	technology-related changes may be harder to make or more expensive than the Company anticipated;

•	worldwide political and social unrest, including acts of war and terrorism; and

•	changes occur in monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board.
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
New Accounting Standards Adopted During 2009
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (SFAS 141(R)), “Business Combination.” SFAS 141(R) will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates in fiscal years beginning after December 15, 2008. The implementation of SFAS 141(R) did not have a material impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160 requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in deconsolidation. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008. This statement should be applied prospectively except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company modified the presentation and disclosure requirements for the noncontrolling interest as required by this standard.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The implementation of SFAS 161 did not have a material impact on the Company’s consolidated financial statements.
General
Mercantile Bancorp, Inc. is a six-bank holding company headquartered in Quincy, Illinois with 28 banking facilities (27 full service offices and 1 stand-alone drive-up facility) serving 21 communities located throughout west-central Illinois, central Indiana, northern Missouri, eastern Kansas and southwestern Florida. The Company is focused on meeting the financial needs of its markets by offering competitive financial products, services and technologies. It is engaged in retail, commercial and agricultural banking, and its core products include loans, deposits, trust and investment management. The Company derives substantially all of its net income from its subsidiary banks.

Wholly-Owned Subsidiaries. As of March 31, 2009, the Company was the sole shareholder of the following banking subsidiaries:
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
Majority-Owned Subsidiary. As of March 31, 2009, the Company was the majority, but not sole, shareholder of Mid-America Bancorp, Inc. (“Mid-America”), the sole shareholder of Heartland Bank (“Heartland”), located in Leawood, Kansas, in which the Company owns 55.52% of the outstanding voting stock. During the first quarter of 2009, there were no transactions affecting Mid-America’s outstanding shares of common stock nor the Company’s ownership percentage in Mid-America.
Other Investments in Financial Institutions. As of March 31, 2009, the Company had less than majority ownership interests in several additional banking organizations located throughout the United States. Specifically, the Company owned the following percentages of the outstanding voting stock of these banking entities:
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
On February 27, 2009, the FDIC announced it had adopted an interim rule to impose a 20 basis point emergency special assessment on June 30, 2009, which will be collected on September 30, 2009. The interim rule also provides that an additional emergency assessment of up to 10 basis points may be imposed if the reserve ratio of the Deposit Insurance Fund is estimated to fall to a level that the Board believes would adversely affect public confidence or to a level which shall be close to zero or negative at the end of the calendar quarter. The 20 basis point assessment is based on the institution’s assessment base which is total deposits. The FDIC is also scheduled to increase the normal assessment rates with the intent being to replenish the Deposit Insurance Fund to the statutory limit of 1.15% of insured deposits by December 31, 2013. The additional amount that would be imposed on the Company as a result of the June 30, 2009 interim rule, if approved, would be approximately $2,589,000 if the June 30, 2009 assessment base is consistent with that at December 31, 2008.
On February 5, 2009, Great River Bancshares, Inc. (“Great River”), owned by a significant shareholder of the Company, issued a short-term note to the Company with a principal balance of $4,000,000. Interest is payable quarterly at an annual rate of 7.5%. The principal balance, together with accrued interest, shall be repaid immediately upon Great River’s written demand. Payment of the note is secured by 100% of the outstanding shares of the subsidiary banks. Proceeds from this note were used to fund the issuance of a short-term note from the Company to Mid-America, with an annual interest rate of 7.0%. Principal is due from Mid-America upon written demand by the Company.
On February 26, 2009, the Company’s shareholders voted to authorize the Company’s Board of Directors to create and issue up to 100,000 shares in one or more classes of preferred stock, and to add 2,000,000 shares to its then base of 12,000,000 shares of common stock.
In April 2009, the Company developed Mercantile Bank’s loan production office in Carmel, Indiana into a full service banking facility. This is the Company’s first banking facility in Indiana. The full service facility is leasing space in the same building where the loan production office previously operated.

Results of Operations
Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008
Overview. Net loss for the three months ended March 31, 2009 was $876 thousand, a decrease of $801 thousand compared with net loss of $1.7 million for the same period in 2008. The primary factors contributing to the decrease in net loss were an increase in net interest income of $28 thousand and a decrease in provision for loan losses of $1.6 million, partially offset by a decrease in noninterest income of $499 thousand and an increase in noninterest expense of $369 thousand. Basic loss per share (EPS) for the three months ended March 31, 2009 was $(0.10) compared with $(0.19) for the same period in 2008.
Total assets at March 31, 2009 were $1.80 billion compared with $1.77 billion at December 31, 2008, an increase of $24.8 million or 1.4%, attributable to increases in cash and cash equivalents and investment securities. Total loans, including loans held for sale, at March 31, 2009 were $1.32 billion compared with $1.34 billion at December 31, 2008, a decrease of $24.4 million or 1.8%. Total deposits at March 31, 2009 were $1.51 billion compared with $1.46 billion at December 31, 2008, an increase of $43.2 million or 3.0%. Total Mercantile Bancorp, Inc. stockholders’ equity at March 31, 2009 was $98.0 million compared with $99.0 million at December 31, 2008, a decrease of $994 thousand or 1.0%.
The Company’s annualized return on average assets was (0.20)% for the three months ended March 31, 2009, compared with (0.41%) for the same period in 2008. The annualized return on average stockholders’ equity was (3.6)% for the three months ended March 31, 2009, compared to (6.2)% for the same period in 2008.
Net Interest Income. For the three months ended March 31, 2009, net interest income increased $28 thousand, or 0.3%, to $10.23 million compared with $10.20 million for the same period in 2008. The increase was primarily due to increased volumes of securities and loans, decreased volume of long-term debt, and a decrease in rates on all interest-bearing deposits, largely offset by the increased volume of all interest-bearing deposits and decreased rates on all securities and loans. For the three months ended March 31, 2009 and 2008, the net interest margin decreased by 27 basis points to 2.52% from 2.79% while the net interest spread decreased by 22 basis points to 2.36% from 2.58%, respectively.
Interest and dividend income for the three months ended March 31, 2009 decreased $3.4 million, or 13.7%, to $21.2 million compared with $24.6 million for the same period in 2008. This decrease was due primarily to a decrease in loan interest income of $2.9 million. Average total loans for the three months ended March 31, 2009 increased $109.2 million, or 9.0%, to $1.3 billion compared with $1.2 billion for the same period in 2008, while the average yield on total loans decreased 147 basis points to 5.71% for the same period. Average total investments for the three months ended March 31, 2009 decreased $763 thousand, or .04%, to $195.8 million compared with $196.7 million for the same period in 2008, while the average yield on investments decreased 31 basis points to 4.44% for the same period. For the three months ended March 31, 2009, compared to the same period in 2008, the yield on total average earning assets decreased by 149 basis points to 5.23%.
Interest expense for the three months ended March 31, 2009 decreased $3.4 million, or 23.6%, to $11.0 million compared with $14.4 million for the same period in 2008. This decrease was due primarily to decreases in interest expense on deposits of $3.0 million and interest expense on long-term debt and junior subordinated debentures of $667 thousand. Average total interest-bearing deposits for the three months ended March 31, 2009 increased $145 million, or 12.1%, to $1.3 billion compared with $1.2 billion for the same period in 2008, while the average cost of funds on total interest-bearing deposits decreased 130 basis points to 2.64% for the same period. The average cost of funds on all categories of deposits decreased in the three months ended March 31, 2009, compared to the same period in 2008, due to the decline in general market rates. Average total long-term debt for the three months ended March 31, 2009 decreased $24.3 million, or 26.7%, to $66.6 million compared with $90.8 million for the same period in 2008, primarily due to the reclassification of a large note payable from long-term to short-term, while the average cost of funds on long-term debt decreased 99 basis points to 4.79% for the same period. For the three months ended March 31, 2009, compared to the same period in 2008, the cost of funds on total average interest-bearing liabilities decreased by 127 basis points to 2.87%.
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

	For the three months ended March 31
	2009			2008
		Income/			Income/
	Average Balance	Expense	Yield/Rate	Average Balance	Expense	Yield/Rate
	(dollars in thousands)
Assets
Interest-bearing demand deposits	$69,148	$72	0.42%	$18,124	$150	3.31%
Federal funds sold	19,360	6	0.12%	19,088	159	3.33%
Securities:
Taxable
U.S. treasuries and government agencies	5,080	41	3.23%	24,577	208	3.39%
Mortgage-backed securities	48,937	564	4.61%	44,367	560	5.05%
Other securities	94,462	1,108	4.69%	70,674	1,027	5.81%

Total taxable	148,479	1,713	4.61%	139,618	1,795	5.14%
Non-taxable — State and political subdivision (3)	47,364	427	3.61%	56,988	540	3.79%
Loans (net of unearned discount) (1)(2)	1,329,208	18,972	5.71%	1,219,962	21,884	7.18%
Federal Home Loan Bank stock	8,289	13	0.63%	8,061	36	1.79%

Total interest-earning assets	1,621,848	$21,203	5.23%	1,461,841	$24,564	6.72%

Cash and due from banks	22,209			35,268
Interest receivable	9,597			10,903
Foreclosed assets held for sale, net	8,372			3,151
Cost method investments in common stock	3,314			6,105
Cash surrender value of life insurance	25,383			24,354
Premises and equipment	40,327			41,913
Other	26,604			23,439
Goodwill	43,934			43,934
Intangible assets	4,791			4,791
Allowance for loan loss	(22,736)			(12,996)

Total assets	$1,783,643			$1,642,703

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$142,416	$162	0.46%	$133,399	$400	1.20%
Savings deposits	85,170	141	0.66%	80,523	353	1.75%
Money-market deposits	223,402	651	1.17%	212,174	1,524	2.87%
Time and brokered time deposits	893,380	7,908	3.54%	772,941	9,536	4.93%
Short-term borrowings	58,298	577	3.96%	34,759	348	4.00%
Long term debt	66,551	680	4.09%	90,807	1,175	5.18%
Junior subordinated debentures	61,858	857	5.54%	61,858	1,029	6.65%

Total interest-bearing liabilities	1,531,075	$10,976	2.87%	1,386,461	$14,365	4.14%

Demand deposits	136,922			124,597
Interest payable	4,482			6,453
Other liabilities	7,001			6,524
Noncontrolling interest	5,574			9,416
Stockholders’ equity	98,589			109,252

Total liabilities and stockholders’ equity	$1,783,643			$1,642,703

Interest spread			2.36%			2.58%
Net interest income		$10,227			$10,199

Net interest margin			2.52%			2.79%
Interest-earning assets to interest-bearing liabilities	105.93%			105.44%

(1)	Non-accrual loans have been included in average loans, net of unearned discount

(2)	Includes loans held for sale

(3)	The tax exempt income for state and political subdivisions in not recorded on a tax equivalent basis.

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

	For the three months ended March 31,
	2009 vs. 2008
	Increase (Decrease) Due to
	Change in
	Volume	Rate	Total

Increase (decrease) in interest income:
Interest-bearing bank deposits	$141	$(219)	$(78)
Federal funds sold	2	(155)	(153)
Investment securities:
U.S. Treasuries and Agencies	(158)	(9)	(167)
Mortgage-backed securities	55	(51)	4
States and political subdivision (1)	(88)	(25)	(113)
Other securities	303	(222)	81
Loans (net of unearned discounts)	1,838	(4,750)	(2,912)
Federal Home Loan Bank stock	1	(24)	(23)

Change in interest income	2,094	(5,455)	(3,361)

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	25	(263)	(238)
Savings deposits	19	(231)	(212)
Money-market deposits	77	(950)	(873)
Time and brokered time deposits	1,337	(2,965)	(1,628)
Short-term borrowings	233	(4)	229
Long-term debt and junior subordinated debentures	(321)	(346)	(667)

Change in interest expense	1,370	(4,759)	(3,389)

Increase (decrease) in net interest income	$724	$(696)	$28

(1)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.
Provision for Loan Losses. Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the three months ended March 31, 2009, the provision decreased by $1.6 million to $3.2 million, compared with $4.8 million for the same period in 2008, primarily due to a decrease in net charge-offs at Royal Palm Bank. The allowance for loan losses at March 31, 2009 was $21.9 million, or 1.66% of total loans, a decrease of $1.5 million from $23.5 million or 1.75% of total loans at December 31, 2008. Nonperforming loans were $51.0 million, or 3.86% of total loans as of March 31, 2009, compared with $38.0 million, or 2.83% of total loans as of December 31, 2008. Impaired loans increased from $72.1 million at December 31, 2008 to $86.6 million at March 31, 2009. Approximately $10.4 million of these increases is attributable to a single commercial real estate loan by Mercantile Bank to a developer who experienced cash flow problems due to a slowing economy and oversupply of commercial properties. The loan is secured by land in western Missouri and Mercantile Bank is actively working with the developer to identify potential purchasers of the property. The Company anticipates a portion of the impaired loans will eventually be charged off, but believes it has adequately reserved for these losses based on circumstances existing as of March 31, 2009.
Management has a process in place to review each subsidiary bank’s loan portfolio on a quarterly basis by a team of personnel that is independent of the lending function and reports directly to the Audit Committee of the Board of Directors. The purpose of these quarterly reviews is to evaluate the adequacy of the allowance for loan losses. In light of the increases in nonperforming and impaired loans, management has increased the frequency and scope of the reviews in areas deemed to have the greatest risk of potential losses, especially in the southwest Florida market and loans purchased from Integrity Bank, a failed financial institution located in Alpharetta, Georgia. At March 31, 2009, approximately $2.0 million at Royal Palm and approximately $11.9 million at Heartland were participation loans purchased from Integrity Bank. Management’s goal is to identify problems loans as soon as possible, with the hope that early detection and attention to these loans will minimize the amount of the loss.

Noninterest Income. Noninterest income for the three months ended March 31, 2009 decreased $499 thousand to $3.3 million compared with $3.8 million for the same period in 2008. The decrease in noninterest income was primarily due to decreases in brokerage fees, customer service fees, and net gains/(losses) on sales of assets, primarily offset by net gains on loan sales.
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months
	Ended March 31
	2009	2008

Fiduciary activities	$651	$690
Brokerage fees	238	416
Customer service fees	840	1,100
Other service charges and fees	259	200
Net gains/(losses) on sales of assets	(13)	391
Net gains on loan sales	810	363
Loan servicing fees	146	135
Net increase in cash surrender value of life insurance	245	268
Other	78	190

Total noninterest income	$3,254	$3,753

Brokerage fees for the three months ended March 31, 2009 decreased $178 thousand to $238 thousand compared with $416 thousand for the same period in 2008, primarily due to market-driven fees decreasing with the stock market in general.
Customer service fees for the three months ended March 31, 2009 decreased $260 thousand to $840 thousand compared with $1.1 million for the same period in 2008, primarily due to a decrease in overdraft fees. The sluggish economy and increase in unemployment rates caused customers to more closely monitor their deposit balances, reducing both overdraft occurrences and the associated fees charged by the subsidiary banks.
Net gains (losses) on sales of assets for the three months ended March 31, 2009 decreased $404 thousand to a loss of $13 thousand compared with a gain of $391 thousand for the same period in 2008, primarily due to HNB Financial’s sale of a vacant lot in February 2008.
Net gains on loan sales for the three months ended March 31, 2009 increased $447 thousand to $810 thousand compared with $363 thousand for the same period in 2008, primarily due to increased residential mortgage refinancings as a result of the lower interest rate environment.
Noninterest Expense. For the three months ended March 31, 2009, noninterest expense increased $369 thousand, or 3.1% to $12.5 million compared with $12.1 million for the same period in 2008, primarily due to increases in FDIC deposit insurance premiums and amortization of mortgage servicing rights, partially offset by decreases in salaries and employee benefits and net losses on foreclosed assets.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months
	Ended March 31
	2009	2008

Salaries and employee benefits	$6,707	$6,901
Net occupancy expense	900	885
Equipment expense	794	774
Deposit insurance premium	832	105
Professional fees	635	575
Postage and supplies	336	301
Losses on foreclosed assets, net	128	504
Losses on securities, net	—	1
Amortization of mortgage servicing rights	210	93
Other	1,918	1,952

Total noninterest expense	$12,460	$12,091

Deposit insurance premiums increased $727 thousand for three months ended March 31, 2009 to $832 thousand, from $105 thousand for the same period in 2008, primarily due to the FDIC raising the assessment rates charged to all banks.
Amortization of mortgage servicing rights increased $117 thousand for the three months ended March 31, 2009 to $210 thousand, from $93 thousand for the same period in 2008, primarily due to a higher volume of residential mortgage refinancings as a result of the lower interest rate environment from the fourth quarter of 2008 through the first quarter of 2009.
Salaries and employee benefits decreased $194 thousand for the three months ended March 31, 2009 to $6.7 million, from $6.9 million for the same period in 2008, primarily due to severance payments associated with the change in management personnel at Royal Palm in the first quarter of 2008. As a percent of average assets, annualized salaries and employee benefits decreased to 1.53% for the three months ended March 31, 2009, compared to 1.69% for the same period in 2008. The Company had 456 full-time equivalent employees at March 31, 2009 compared to 453 at March 31, 2008, an increase of 3 full-time employees.
Net losses on foreclosed assets decreased $376 thousand for the three months ended March 31, 2009 to $128 thousand, from $504 thousand for the same period in 2008, primarily due to the first quarter 2008 aggressive reduction in carrying value of several foreclosed properties held by Royal Palm.
Income Taxes Expense (Benefit). Income tax benefit for the three-months ended March 31, 2009 was $994 thousand compared to $944 thousand for the same period in 2008.
The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. The Company has recognized no increase in its liability for unrecognized tax benefits as a result of the implementation of FIN 48. The Company files income tax returns in the U.S. federal jurisdiction and the states of Illinois, Missouri, Kansas and Florida jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2005.

Financial Condition
March 31, 2009 Compared to December 31, 2008
Loan Portfolio. Total loans, including loans held for sale, decreased $24.4 million or 1.82% to $1.32 billion as of March 31, 2009 from $1.34 billion as of December 31, 2008. The Company’s subsidiary banks experienced decreased loan balances in the first quarter of 2009 due to seasonal fluctuations, debt paydowns, stricter underwriting standards, and the stagnant economy and the fear of recession causing potential borrowers to reduce their spending. At March 31, 2009 and December 31, 2008, the ratio of total loans to total deposits was 88% and 92%, respectively. For the same periods, total loans represented 73% and 76% of total assets, respectively.
The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial and financial	$234,261	17.76%	$235,438	17.52%
Agricultural	58,428	4.43%	68,192	5.07%
Real estate — farmland	108,129	8.20%	111,244	8.28%
Real estate — construction	207,474	15.73%	238,922	17.78%
Real estate — commercial	239,647	18.16%	214,317	15.95%
Real estate — residential (1)	343,547	26.03%	343,627	25.58%
Installment loans to individuals	127,848	9.69%	132,000	9.82%

Total loans	1,319,334	100.00%	1,343,740	100.00%

Allowance for loan losses	21,944		23,467

Total loans, including loans held for sale, net of allowance for loan losses	$1,297,390		$1,320,273

(1)	Includes loans held for sale
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
Total nonperforming loans increased to $51.0 million as of March 31, 2009 from $38.0 million as of December 31, 2008, while total nonperforming loans and nonperforming other assets increased to $61.2 million as of March 31, 2009 from $48.0 million as of December 31, 2008. Impaired loans increased from $72.1 million at December 31, 2008 to $86.6 million to March 31, 2009. Approximately $10.4 million of these increases is attributable to a single commercial real estate loan by Mercantile Bank to a developer who experienced cash flow problems due to a slowing economy and oversupply of commercial properties. The loan is secured by land in western Missouri and Mercantile Bank is actively working with the developer to identify potential purchasers of the property. The Company anticipates a portion of the impaired loans will eventually be charged off, but believes it has adequately reserved for these losses based on circumstances existing as of March 31, 2009.
Nonperforming other assets is comprised primarily of the carrying value of several foreclosed commercial real estate properties in the Midwest and Florida that the Company intends to sell, with the carrying value representing management’s assessment of the net realizable value in the current market. The ratio of nonperforming loans to total loans increased to 3.86% as of March 31, 2009, from 2.83% as of December 31, 2008. The ratio of nonperforming loans and nonperforming other assets to total loans increased to 4.64% as of March 31, 2009 from 3.57% as of December 31, 2008.

The following table presents information regarding nonperforming assets at the dates indicated:

	March 31,	December 31,
	2009	2008

Nonaccrual loans
Commercial and financial	$873	$762
Agricultural	113	234
Real estate — farmland	99	—
Real estate — construction	34,062	25,948
Real estate — commercial	4,852	1,361
Real estate — residential	5,502	5,455
Installment loans to individuals	498	337

Total nonaccrual loans	45,999	34,097

Loans 90 days past due and still accruing	4,930	3,856
Restructured loans	57	58

Total nonperforming loans	50,986	38,011

Repossessed assets	10,261	10,015
Other assets acquired in satisfaction of debt previously contracted	—	—

Total nonperforming other assets	10,261	10,015

Total nonperforming loans and nonperforming other assets	$61,247	$48,026

Nonperforming loans to loans, before allowance for loan losses	3.86%	2.83%

Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	4.64%	3.57%

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

The allowance for loan losses decreased $1.5 million to $21.9 million as of March 31, 2009 from $23.5 million as of December 31, 2008. Provision for loan losses was $3.2 million and net charge-offs were $4.7 million for the three months ended March 31, 2009. The allowance for loan losses as a percent of total loans decreased to 1.66% as of March 31, 2009 from 1.75% as of December 31, 2008. The decrease was due to charge-off of loans that were specifically reserved for at December 31, 2008. As a percent of nonperforming loans, the allowance for loan losses decreased to 43% as of March 31, 2009 from 62% as of December 31, 2008. The Company believes it has adequately reserved for potential losses based on circumstances existing as of March 31, 2009.
The following table presents for the periods indicated an analysis of the allowance for loan losses and other related data:

	As of and for
	the Three	As of and for
	Months Ended	the Year Ended
	March 31,	December 31,
	2009	2008

Average loans outstanding during year	$1,329,208	$1,274,660

Allowance for loan losses:
Balance at beginning of year	$23,467	$12,794

Loans charged-off:
Commercial and financial	445	5,447
Agricultural	27	147
Real estate — farmland	—	—
Real estate — construction	3,333	4,082
Real estate — commercial	580	2,276
Real estate — residential	223	823
Installment loans to individuals	379	901

Total charge-offs	4,987	13,676

Recoveries:
Commercial and financial	7	296
Agricultural	32	15
Real estate — farmland	80	—
Real estate — construction	31	1
Real estate — commercial	1	43
Real estate — residential	13	46
Installment loans to individuals	120	103

Total recoveries	284	504

Net charge-offs	4,703	13,172
Provision for loan losses	3,180	23,845

Balance at end of year	$21,944	$23,467

Allowance for loan losses as a percent of total loans outstanding at year end	1.66%	1.75%

Allowance for loan losses as a percent of total nonperforming loans	43.04%	61.74%

Ratio of net charge-offs to average total loans	0.35%	1.03%

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
The Company has classified securities as both available-for-sale and held-to-maturity as of March 31, 2009. Available-for-sale securities are held with the option of their disposal in the foreseeable future to meet investment objectives, liquidity needs or other operational needs. Securities available-for-sale are carried at fair value. Held-to-maturity securities are those securities for which the Company has the positive intent and ability to hold until maturity, and are carried at historical cost adjusted for amortization of premiums and accretion of discounts.
As of March 31, 2009, the fair value of the available for-sale securities was $198.5 million and the amortized cost was $195.4 million for an unrealized gain of $3.1 million. The after-tax effect of this unrealized gain was $2.1 million and has been included in stockholders’ equity. As of December 31, 2008, the fair value of the available-for-sale securities was $185.2 million and the amortized cost was $181.8 million for an unrealized gain of $3.4 million. Fluctuations in net unrealized gains and losses on available-for-sale securities are due primarily to increases or decreases in prevailing interest rates for the types of securities held in the portfolio.
As of March 31, 2009, the amortized cost of held-to-maturity securities was $7.8 million, a decrease of $1.1 million from the December 31, 2008 amortized cost of $8.9 million.
The Company owns approximately $3.5 million of Federal Home Loan Bank of Chicago stock included in other assets. During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The Federal Home Loan Bank will continue to provide liquidity and funding through advances, however the draft order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. With regard to dividends, the Federal Home Loan Bank continues to assess its dividend capacity each quarter and make appropriate request for approval. There were no dividends paid by the Federal Home Loan Bank of Chicago during the first quarter of 2009.
Foreclosed Assets Held for Sale. At March 31, 2009, foreclosed assets increased $277 thousand or 2.8% to $10.2 million from $10.0 million as of December 31, 2008. Included in the $10.2 million at March 31, 2009 were several properties in the Florida market with a carrying value of $3.3 million, and properties with a carrying value of $4.9 million in the Georgia and the Arkansas markets. Within the Florida market is a property representing Royal Palm Bank’s interest in a participation agreement among several banks in a loan to develop a resort property in Florida. The borrower defaulted and the lead bank in the participation agreement foreclosed on the property in 2007. The Company’s carrying value of this property is $1.1 million at March 31, 2009. One of the other participants has filed a lawsuit in federal court seeking to have an equitable lien established to force a sale of the property, with the plaintiff recovering its debt before any of the other participants. Should the court rule in favor of the plaintiff, it is possible that the Company would not receive sufficient proceeds to recover its carrying value of $1.1 million. However, after evaluating the circumstances involving this case and currently available information, the Company has concluded that its carrying value on this property is fairly stated.
Deposits. Total deposits increased $43.2 million or 3.0% to $1.51 billion as of March 31, 2009 from $1.46 billion as of December 31, 2008. Noninterest-bearing deposits increased $8.8 million or 6.3% to $148 million as of March 31, 2009 from $139 million as of December 31, 2008, while interest-bearing deposits increased $34.4 million or 2.6% to $1.4 billion as of March 31, 2009 from $1.3 billion as of December 31, 2008. Minimal loan demand due to the sluggish economy reduced funding pressure on the Company’s subsidiary banks, allowing the banks to focus efforts on shifting their funding sources into lower cost alternatives, in particular savings, NOW and money market accounts, which accounted for the majority of the overall increase in deposits during the first quarter of 2009.
Borrowings. The Company utilizes borrowings to supplement deposits in funding its lending and investing activities. Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, U. S. Treasury demand notes, short-term advances from the Federal Home Loan Bank, and demand notes and a note payable with a local financial institution. Long-term debt consists of long-term advances from the Federal Home Loan Bank, notes payable with a local financial institution, and junior subordinated debentures.
As of March 31, 2009, short-term borrowings were $54.4 million, an increase of $5.1 million from $49.2 million as of December 31, 2008. The increase in short-term borrowings is primarily attributable to the reclassification from long-term to short-term of a $15.1 million note payable that matures in November 2009, partially offset by the Company’s use of the Federal Discount Window as a strategy to shift into lower cost, short-term funding sources. Included in short-term borrowings at March 31, 2009 was a $15.1 million note payable to Great River Bancshares, Inc. (“Great River”), which is owned by a significant shareholder of the Company. Interest is payable quarterly at an annual rate of 7.5%. A principal payment of $375,000 is due on June 30, 2009, with the balance due at maturity on November 10, 2009. The Company also had two secured demand notes held by Great River totaling $11.6 million with interest payable quarterly at annual rates of 7.5%. On April 30, 2009 the Company entered into an agreement with Great River which amends and restates an original loan agreement to enable the Company to borrow funds on a revolving basis, to grant Great River additional collateral, and to restructure the indebtedness represented by the above-mentioned secured demand notes as a revolving loan. The aggregate principal of the revolving loan may not exceed $15 million. Advances on the revolving loan will be made upon the request of the Company but subject to Great River’s determination to make such advances in its sole and absolute discretion. Interest on the revolving loan will be payable quarterly beginning August 10, 2009, and then thereafter on each February 10, May 10, August 10 and November 10 of each year at the rate of 7.5% per annum. The revolving loan may be prepaid without penalty. The default rate for the revolving loan has increased from 2% over the existing rate to 5% over the existing rate.
Long-term borrowings were $61.5 million as of March 31, 2009, a decrease of $23.1 million from $84.6 million as of December 31, 2008, primarily due to the reclassification from long-term to short-term of a $15.1 million note payable that matures in November 2009. Included in long-term borrowings as of March 31, 2009 were long-term FHLB borrowings totaling $52.5 million, with maturities ranging from the years 2009 to 2017 and interest rates ranging from 1.55% to 5.30%. Also included in long-term borrowings as of March 31, 2009 were two term notes payable totaling $7.1 million that are held by Great River. Interest is payable quarterly at an annual rate of 7.5%. Principal payments of $125,000 on each note are due on December 31, 2009, March 31, 2010 and June 30, 2010, with the balance due at maturity on August 31, 2010. These term notes payable have various covenants including ratios relating to the Company’s capital, allowance for loan losses, non-performing assets, and debt service coverage. On April 30, 2009 the Company entered into an amendment to an original waiver agreement with Great River dated March 13, 2009, which had addressed the Company’s noncompliance at that time with certain covenants of the original loan agreement. The amendment provides that the Company will (a) ensure that the aggregate amount of non-performing assets of all subsidiary banks on a combined basis does not at any time equal or exceed 36% of the then primary capital of all subsidiary banks, (b) maintain a consolidated fixed charge coverage ratio of at least 0.5 to 1.00 for the period from January 1, 2009 to June 30, 2009, and 0.5 to 1.00 for the period from January 1, 2009 to September 30, 2009, and (c) provide Great River with quarterly reports of the compliance of the Company and its subsidiaries with various regulatory enforcement actions. At March 31, 2009, the Company’s ratio of non-performing assets to primary capital of subsidiary banks was 35.38%, which complied with the amended waiver requirement.
Junior subordinated debentures were $61.9 million at March 31, 2009 and December 31, 2008. Maturities ranged from the years 2035 to 2037 (callable at the Company’s option in 2011, 2015 and 2017), and interest rates ranged from 4.45% to 7.17%.
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
The Company’s most liquid assets are cash and due from banks, interest-bearing demand deposits, and federal funds sold. The balances of these assets are dependent on the Company’s operating, investing, lending, and financing activities during any given period. As of March 31, 2009, cash and cash equivalents totaled $127.4 million, an increase of $37.6 million from $89.8 million as of December 31, 2008. This increase was the result of normal fluctuations in the Company’s cash flow requirements for deposit withdrawals, as well as a temporary increase in the Company’s federal funds sold position to fund anticipated loan growth.
The Company’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayment, sales of loans, and capital funds. Additional liquidity is provided by bank lines of credit and term debt, repurchase agreements, junior subordinated debentures and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank.
As noted in the “Borrowings” section of this filing, the Company had $22.2 million in term notes payable and demand notes totaling $11.6 million as of March 31, 2009 with Great River Bancshares, Inc. (“Great River”). The

Great River debt is secured by all outstanding shares of common stock of the subsidiary banks, as well as the common stock of the minority-owned banks. The Company and subsidiary banks’ regulatory capital ratios are adequately or well capitalized and the debt service is being provided by dividends from a majority of the subsidiary banks.
On April 30, 2009 the Company entered into an agreement with Great River Bancshares, Inc. (“Great River”) which amends and restates an original loan agreement to enable the Company to borrow funds on a revolving basis, to grant Great River additional collateral, and to restructure the indebtedness represented by two secured demand notes as a revolving loan. The amended loan agreement modified certain financial covenants as follows: (a) the Company will maintain a consolidated fixed charge coverage ratio of at least 0.5 to 1.00 for the period from January 1, 2009 through June 30, 2009, 0.5 to 1.00 for the period from January 1, 2009 through September 30, 2009; and 1.10 to 1.00 for each four consecutive fiscal quarter period ending on or after December 31, 2009, (b) the Company will maintain as of the last day of each calendar month a stockholders’ equity greater than $90 million less any write-down of goodwill as of March 13, 2009, to that date, (c) the Company will not declare or pay any dividends on its capital stock without Great River’s consent, and (d) the Company will not permit, without Great River’s consent, the aggregate amount of non-performing assets of all subsidiary banks on a combined basis to equal or exceed 36% of the then primary capital of all subsidiary banks at any time from the date of the amended loan agreement through September 30, 2009, or 18% of the then primary capital of all subsidiary banks at any time from and after October 1, 2009.
Also on April 30, 2009 the Company entered into an amendment to an original waiver agreement with Great River dated March 13, 2009, which had addressed the Company’s noncompliance at that time with certain covenants of the original loan agreement. The amendment provides that the Company will (a) ensure that the aggregate amount of non-performing assets of all subsidiary banks on a combined basis does not at any time equal or exceed 36% of the then primary capital of all subsidiary banks, (b) maintain a consolidated fixed charge coverage ratio of at least 0.5 to 1.00 for the period from January 1, 2009 to June 30, 2009, and 0.5 to 1.00 for the period from January 1, 2009 to September 30, 2009, and (c) provide Great River with quarterly reports of the compliance of the Company and its subsidiaries with various regulatory enforcement actions.
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
Based on currently available information, the Company expects to remain in compliance with the revised covenants. The Company is developing and executing a plan to raise additional equity and /or debt to replace some or all of the existing debt. The Company received shareholder approval on February 26, 2009 authorizing the Company to create and issue up to 100,000 shares in one or more classes of preferred stock, and to add 2,000,000 shares to the number of shares of common stock authorized to be issued. The Company has also engaged an investment banker to assist the Company in formulating details of the capital raising and debt restructuring plan, which could also include funds from the US Treasury Capital Purchase Plan. The Company expects to have developed and implemented the plan by September 30, 2009.
If additional capital or new debt cannot be obtained by September 30, 2009, the Company would likely be in non-compliance of its debt covenants and the debt totaling $33.8 million as of March 31, 2009 would be due on demand . If this occurs, the Company’s contingency plan includes various options. The options would include modifying/restructuring the existing debt agreements with the possibility of converting all or a portion of the debt into preferred or common stock, renegotiating the terms of the existing debt, and negotiating a new waiver. If these options are not available and the lender exercises its demand clause, the Company has various options, which could include selling off certain branches or subsidiary banks, package and sell high-quality commercial loans, execute sale/leaseback agreements on its banking facilities, and other options. If executed, these transactions would decrease the various banks’ assets and liabilities, generate taxable income, improve capital ratios, and reduce general, administrative and other expense. In addition, the affected subsidiary banks would dividend the funds to the Company to provide liquidity to service the Company’s debt. The majority of the subsidiary banks currently do not have any dividend restrictions. Although not currently planned, the realization of the potential contingency plan in other than the ordinary course of business in order to meet liquidity needs could incur losses not reflected in these financial statements.

Capital Resources
Other than the option of issuing common stock, the Company’s primary source of capital is net income retained by the Company. During the three months ended March 31, 2009, the Company had a net loss of $876 thousand and paid no dividends to stockholders. During the year ended December 31, 2008, the Company incurred a net loss of $8.8 million and paid dividends of $2.1 million to stockholders. As of March 31, 2009, total Mercantile Bancorp, Inc. stockholders’ equity was $98.0 million, a decrease of $994 thousand from $99.0 million as of December 31, 2008. This decrease was primarily due to the net loss for the first quarter of 2009.
The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of March 31, 2009, the Company exceeds these regulatory capital guidelines. Likewise, the individual ratios for each of the Company’s bank subsidiaries also exceed the regulatory guidelines.
In recent regulatory guidance, the Board of Governors of the Federal Reserve System has emphasized that voting common stockholders’ equity generally should be the dominant element within Tier One capital for bank holding companies and that it is the most desirable element of capital from a supervisory standpoint. The Board of Governors has reiterated that bank holding companies should place primary reliance on common equity and has cautioned bank holding companies against overreliance on non-common-equity capital elements.
In accordance with FAS 142, the Company tests goodwill for impairment on an annual basis at minimum. During the first quarter of 2009, a decline in the Company’s stock price as well as the overall declining market of the banking sector prompted the Company to perform an interim analysis for impairment. If the implied fair value of goodwill was lower than its carrying amount, a goodwill impairment would be indicated and goodwill written down to its implied fair value. The Company’s analysis for goodwill impairment includes comparable merger and acquisition transactions, discounted cash flow and present value analysis, dilution analysis, premium-to-market analysis and representative potential acquisition modeling. For the first quarter of 2009, the Company also obtained a third party valuation assessing whether or not impairment of the Company’s goodwill existed. Based on currently available information, the Company’s analysis, and the valuation of the third party, it was concluded there was no impairment of goodwill at March 31, 2009.
Regulatory Matters
In connection with regular examinations of the Company, Royal Palm Bank and Heartland Bank by the Federal Reserve Bank of St. Louis (“FRB”), the FDIC and Florida Office of Financial Regulation (“FOFR”), various actions were taken by the regulatory agencies.
On March 10, 2009, the Company received a notice from the FRB of its intent to issue a Memorandum of Understanding (“MOU”), which was signed by the Company’s Board of Directors on March 17, 2009. Under the terms of the MOU, the Company is expected to, among other things, provide its subsidiary banks with financial and managerial resources as needed, submit capital and cash flow plans to the FRB and provide periodic performance updates to the FRB. In addition, the Company is prohibited from paying any special salaries or bonuses to insiders, paying dividends, paying interest related to trust preferred securities, or incur any additional debt, without the prior written approval of the FRB.
On October 3, 2008, Royal Palm Bank entered into a MOU with the FDIC and FOFR. Under the terms of the MOU, Royal Palm Bank agreed, among other things, to provide certain information to each supervisory authority including, but not limited to, financial performance updates, loan performance updates, written plan for improved earnings, written capital plan, review and assessment of all officers who head departments of the bank, and written reports of progress. In addition, the Royal Palm Bank agreed not to declare any dividends or make any distributions of capital without the prior approval of the supervisory authorities, and to maintain its Tier 1 Leverage Capital Ratio at no less than 8.0%, the Tier 1 Risk Based Capital Ratio at no less than 10.0%, and Total Risk Based Capital Ratio at no less than 12.0%. At March 31, 2009, Royal Palm Bank’s Total Risk Based Capital Ratio was 12.59%.
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
Although management believes the Company and its subsidiary banks meet all applicable regulatory capital requirements and are well capitalized, the Company is exploring whether to participate in the TARP capital purchase program. If the Company decides to participate, the Company has already received shareholder approval authorizing the Company to create and issue up to 100,000 shares in one of more classes of preferred stock, and adding 2,000,000 shares to the number of common stock authorized to be issued, at a special stockholders meeting held February 26, 2009. The Company has also engaged an investment banker to assist the Company in formulating details of a capital raising and debt restructuring plan, which could also include funds from the TARP program. The Company expects to have developed and implemented the plan by September 30, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes since December 31, 2008. For more information regarding quantitative and qualitative disclosures about market risk, please refer to the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2008, and in particular, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Rate Sensitive Assets and Liabilities” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
     The Company and certain of its banking subsidiaries are subject to regulatory enforcement actions. In connection with regular examinations of the Company, Royal Palm Bank and Heartland Bank by the Federal Reserve Bank of St. Louis (“FRB”), the FDIC and Florida Office of Financial Regulation (“FOFR”), various actions were taken by the regulatory agencies. The Company has been subject to a Memorandum of Understanding with the FRB since March 2009. Royal Palm Bank entered into a Memorandum of Understanding with the FDIC and FOFR in October 2008. Heartland Bank signed a cease and desist order with the FDIC in March 2009. As a result, the Company, Royal Palm Bank and Heartland Bank are subject to additional regulatory requirements. While the Company, Royal Palm Bank and Heartland Bank are committed to ensuring compliance with these regulatory enforcement actions, there is no assurance they will remain compliant. Further, there is no assurance that the regulatory agencies will not take further more stringent enforcement actions with regard to the Company and/or any or all of its banking subsidiaries.
     The Company has been in noncompliance with certain loan covenants with its primary lender. The Company’s notes payable with Great River Bancshares, Inc. have various covenants including ratios relating to the Company’s capital, allowance for loan losses, return on assets, non-performing assets and debt service coverage. The Company has been in noncompliance with the non-performing assets covenant and the fixed charge coverage ratio covenant. The Company received a waiver in March 2009 from the lender relating to the debt covenant violations through September 30, 2009, which waiver was further modified on April 30, 2009. If the Company is not in compliance with such covenants after September 30, 2009, the lender could require repayment of the notes before their otherwise stated maturity. In such a case, the Company would be compelled to obtain funding to make the repayment or suffer a default under the notes or to obtain a further waiver. While the Company is executing steps towards remaining in compliance with the covenants and developing a capital and debt restructuring plan that would consider both private and governmental options, there is no assurance the Company will be in compliance with the covenants after September 30, 2009, would be able to obtain a further waiver (if needed), or be able to execute on the capital and debt restructuring plan effectively prior to September 30, 2009.
Other than the foregoing, there are no material changes from the risk factors previously discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities.
There were the following issuer purchases of equity securities (i.e., the Company’s common stock) during the three months ended March 31, 2009:

			Total Number of Shares	Maximum Approximate
	Total Number of		Purchased as Part of	Dollar Value of Shares that
First Quarter 2009	Shares Purchased	Average Price Paid	Publicly Announced	May Yet Be Purchased Under
Calendar Month	(1)	per Share (1)	Plans or Programs (2)	the Plans or Programs (3)

January	0	N/A	0	$8,128,000
February	0	N/A	0	$8,128,000
March	0	N/A	0	$8,128,000
Total	0	N/A	0

(1)	The total number of shares purchased and the average price paid per share include, in addition to other purchases, shares purchased in the open market and through privately negotiated transactions by the Company’s 401(k) Profit Sharing Plan. For the months indicated, there were no shares purchased by the Plan.

(2)	Includes only shares subject to publicly announced stock repurchase program, i.e. the $10 million stock repurchase program approved by the Board on August 15, 2005 and announced on August 17, 2005 (the “2005 Repurchase Program”). Does not include shares purchased by the Company’s 401(k) Profit Sharing Plan.

(3)	Dollar amount of repurchase authority remaining at month-end under the 2005 Repurchase Program, the Company’s only publicly announced repurchase program in effect at such dates. The 2005 Repurchase Program is limited to 883,656 shares (10% of the number of outstanding shares on the date the Board approved the program, adjusted for the three-for-one stock split in June of 2006 and the three-for-two split in December of 2007) but not to exceed $10 million in repurchases.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
On February 26, 2009, the Company’s shareholders voted to authorize the Company’s Board of Directors to create and issue up to 100,000 shares in one or more classes of preferred stock, and to add 2,000,000 shares to its then base of 12,000,000 shares of common stock.
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

Date: May 11, 2009	By:	/s/ Ted T. Awerkamp
Ted T. Awerkamp
President and Chief Executive Officer (principal executive officer)

Date: May 11, 2009	By:	/s/ Michael P. McGrath
Michael P. McGrath
Executive Vice President, Treasurer, Secretary and Chief Financial Officer (principal financial officer/ principal accounting officer)