Form 10-Q
period 2009-06-30
Mercantile Bancorp, Inc.
filed 2009-08-14
CIK 1289701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File requested to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check marker whether the registrant is a large accelerated filter, an accelerated filter, a non-accelerated filer, or a capital reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act) Yes ☐ No ☑.
As of August 5, 2009 the number of outstanding shares of Common Stock, par value $0.4167 per share was 8,703,330.

MERCANTILE BANCORP, INC.
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.
MERCANTILE BANCORP, INC.
Consolidated Balance Sheets
(In thousands, except par value and share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash and due from banks	$21,765	$67,595
Interest-bearing demand deposits	74,373	16,812
Federal funds sold	4,855	5,414

Cash and cash equivalents	100,993	89,821

Available-for-sale securities	186,604	185,192
Held-to-maturity securities (fair values of $7,371 and $9,101)	7,189	8,905
Loans held for sale	3,742	4,366
Loans, net of allowance for loan losses of $28,089 and $23,467	1,277,454	1,315,907
Interest receivable	8,756	10,240
Foreclosed assets held for sale, net	9,753	9,959
Federal Home Loan Bank stock	7,582	8,213
Cost method investments in common stock	2,271	3,314
Deferred income taxes	12,396	9,181
Mortgage servicing rights	1,285	959
Cash surrender value of life insurance	26,792	25,278
Premises and equipment	39,573	40,616
Goodwill	—	44,653
Core deposit and other intangibles	3,754	4,002
Other	11,432	14,377

Total assets	$1,699,576	$1,774,983

Liabilities
Deposits
Demand	$143,881	$139,486
Savings, NOW and money market	462,008	431,596
Time	677,254	672,763
Brokered time	143,636	218,413

Total deposits	1,426,779	1,462,276

Short-term borrowings	85,020	49,227
Long-term debt	58,552	84,661
Junior subordinated debentures	61,858	61,858
Interest payable	4,644	4,280
Other	10,937	7,989

Total liabilities	1,647,790	1,670,291

Commitments and Contingent Liabilities

Equity
Mercantile Bancorp, Inc. stockholders’ equity
Common stock, $0.42 par value; authorized 14,000,000 shares;
Issued — 8,887,113 shares at June 30, 2009 and December 31, 2008
Outstanding — 8,703,330 shares at June 30, 2009 and December 31, 2008	3,629	3,629
Additional paid-in capital	11,919	11,919
Retained earnings	30,719	83,642
Accumulated other comprehensive income	3,007	2,062

	49,274	101,252

Treasury stock, at cost
Common; 183,783 shares at June 30, 2009 and December 31, 2008	(2,295)	(2,295)

Total Mercantile Bancorp, Inc. stockholders’ equity	46,979	98,957

Noncontrolling interest	4,807	5,735

Total equity	51,786	104,692

Total liabilities and equity	$1,699,576	$1,774,983

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Interest and Dividend Income
Loans
Taxable	$18,728	$20,399	$37,500	$41,933
Tax exempt	196	173	396	349
Securities
Taxable	1,666	1,982	3,379	3,951
Tax exempt	412	473	839	1,013
Federal funds sold	5	81	11	240
Dividends on Federal Home Loan Bank Stock	11	30	24	66
Deposits with financial institutions and other	80	84	152	234

Total interest and dividend income	21,098	23,222	42,301	47,786

Interest Expense
Deposits	8,015	10,064	16,877	21,877
Short-term borrowings	641	235	1,218	583
Long-term debt and junior subordinated debentures	1,581	2,023	3,118	4,227

Total interest expense	10,237	12,322	21,213	26,687

Net Interest Income	10,861	10,900	21,088	21,099

Provision for Loan Losses	9,965	1,834	13,145	6,603

Net Interest Income After Provision For Loan Losses	896	9,066	7,943	14,496

Noninterest Income
Fiduciary activities	650	690	1,301	1,380
Brokerage fees	320	501	558	917
Customer service fees	984	1,125	1,824	2,225
Other service charges and fees	333	234	592	434
Net gains on loan sales	631	280	1,441	643
Loan servicing fees	154	138	300	273
Net increase in cash surrender value of life insurance	266	243	511	511
Net gains on sales of available-for-sale securities	—	943	—	943
Net gains on sales of equity and cost method investments	—	—	—	100
Other	405	93	483	183

Total noninterest income	3,743	4,247	7,010	7,609

Noninterest Expense
Salaries and employee benefits	6,604	6,997	13,311	13,898
Net occupancy expense	860	865	1,760	1,750
Equipment expense	864	916	1,658	1,690
Deposit insurance premium	1,508	118	2,340	223
Professional fees	1,082	548	1,717	1,123
Postage and supplies	265	333	601	634
Losses (gains) on sales of assets, net	1	15	14	(376)
Losses (gains) on foreclosed assets, net	1,485	(11)	1,613	493
Losses on securities, net	—	—	—	1
Other than temporary losses on available-for-sale securities and cost method investments	2,546	264	2,546	264
Goodwill impairment losses	44,650	—	44,650	—
Amortization of mortgage servicing rights	144	60	354	153
Other	2,163	2,180	4,081	4,132

Total noninterest expense	62,172	12,285	74,645	23,985

Income (Loss) Before Income Tax Benefit	(57,533)	1,028	(59,692)	(1,880)
Income Tax Expense (Benefit)	(4,849)	(130)	(5,843)	(1,074)

Net Income (Loss)	(52,684)	1,158	(53,849)	(806)

Less: Net income (loss) attributable to the Noncontrolling interest	(638)	(105)	(927)	(392)

Net Income (Loss) attributable to Mercantile Bancorp, Inc.	$(52,046)	$1,263	$(52,922)	$(414)

Basic and Diluted Earnings (Loss) Per Share attributable to Mercantile Bancorp, Inc. common stockholders	$(5.98)	$.15	$(6.08)	$(0.05)

Dividends Paid Per Share	$—	$.06	$—	$0.12

Weighted Average Shares Outstanding	8,703,330	8,705,499	8,703,330	8,707,577

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Six Months Ended June 30	2009	2008

Operating Activities
Net income (loss)	$(53,849)	$(806)
Items not requiring (providing) cash
Depreciation	1,380	1,454
Provision for loan losses	13,145	6,603
Amortization (accretion) of premiums and discounts on securities	96	(17)
Amortization (depreciation) of core deposit intangibles and other purchase accounting adjustments	(9)	(175)
Deferred income taxes	(3,699)	(2,339)
Net realized gains on sales of available-for-sale securities	—	(944)
Other than temporary losses on available for sale securities and cost method investments	2,546	264
Losses on foreclosed assets	1,613	493
(Gains) losses on loan sales	(1,441)	(643)
Mortgage servicing rights	(244)	—
Amortization of mortgage servicing rights	354	153
(Gains) Losses on sale of premises and equipment	14	(376)
(Gain) on sale of equity and cost method investments	—	(100)
Federal Home Loan Bank stock dividends	(6)	(21)
Net increase in cash surrender value of life insurance	(511)	(511)
Goodwill impairment losses	44,650	—
Changes in
Loans originated for sale	(100,033)	(62,941)
Proceeds from sales of loans	101,535	60,571
Interest receivable	1,486	1,590
Other assets	3,342	(1,311)
Interest payable	363	(759)
Other liabilities	2,541	586

Net cash provided by operating activities	13,273	771

Investing Activities
Cash paid in acquisition of HNB Financial, net of cash received	3	—
Purchases of available-for-sale securities	(30,856)	(35,029)
Proceeds from maturities of available-for-sale securities	29,301	33,357
Proceeds from the sales of available-for-sale securities	—	4,947
Proceeds from maturities of held-to-maturity securities	1,714	2,105
Net change in loans	23,520	(58,226)
Purchases of premises and equipment	(378)	(1,317)
Proceeds from sales of premises and equipment	—	769
Purchase of Federal Home Loan Bank stock	(80)	(836)
Proceeds from sales of Federal Home Loan Bank stock	718	280
Proceeds from sales of foreclosed assets	739	542
Proceeds from sales of cost method investments	—	495
Purchase of bank-owned life insurance	(1,000)	—

Net cash provided by (used in) investing activities	23,681	(52,913)

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	34,808	34,525
Net increase (decrease) in time and brokered time deposits	(70,274)	43,488
Net increase (decrease) in short-term borrowings	20,684	(15,931)
Proceeds from long-term debt	500	17,000
Repayments of long-term debt	(11,500)	(21,000)
Purchase of stock from noncontrolling interest of Mid-America	—	(531)
Proceeds from issuance of stock to noncontrolling interest of Mid-America	—	81
Purchase of treasury stock	—	(100)
Dividends paid	—	(1,045)

Net cash provided by (used in) financing activities	(25,782)	56,487

Increase In Cash and Cash Equivalents	11,172	4,445
Cash and Cash Equivalents, Beginning of Period	89,821	76,059

Cash and Cash Equivalents, End of Period	$100,993	$80,504

Supplemental Cash Flows Information
Interest paid	$20,850	$27,446
Income taxes paid (received)	$(3,761)	$237
Real estate acquired in settlement of loans	$2,146	$2,532
Net decrease in additional paid-in-capital due to purchase of stock from noncontrolling interest of Mid-America	$—	$(64)
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
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s consolidated financial position at June 30, 2009 and the Company’s consolidated results of operations and cash flows for the six months ended June 30, 2009 and 2008. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 2008 year-end consolidated balance sheet data was derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.
These financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008 appearing in the Company’s Annual Report on Form 10-K filed in 2009.
2. EARNINGS (LOSS) PER COMMON SHARE
Basic and diluted earnings (loss) per share is computed by dividing net income (loss) attributable to Mercantile Bancorp Inc.’s stockholders by the weighted-average number of common shares outstanding during the period.
3. NEW AND RECENT ACCOUNTING PRONOUNCEMENTS
On June 12, 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets” (SFAS 166). SFAS 166 is a revision to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 will be effective as of the beginning of the Company’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of FAS 166 shall be applied to transfers that occur on or after the effective date. The Company will adopt SFAS 166 on January 1, 2010, as required. Management has not determined the impact adoption may have on the Company’s consolidated financial statements.
On June 12, 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 will be effective as of the Company’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will adopt SFAS 167 on January 1, 2010, as required. Management has not determined the impact adoption may have on the Company’s consolidated financial statements.
On June 29, 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (SFAS 168) “Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles” — a replacement of FASB Statement No. 162. SFAS 168 establishes the FASB Accounting Standards Codification TM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. FAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superceded. The Company will adopt SFAS 168 for the quarterly period ended September 30, 2009, as required, and adoption is not expected to have a material impact on the Company’s consolidated financial statements.
4. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (SFAS 141(R)), “Business Combination.” SFAS 141(R) significantly changes the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates in fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) did not have a material impact on the Company’s consolidated financial statements.
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
In April 2009, the FASB issued the FASB Staff Position on Financial Accounting Standards No. 157-4 (FSP FAS 157-4), “Determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending June 30, 2009. The implementation of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued the FASB Staff Position on Financial Accounting Standards No. 115-2 and Financial Accounting Standards No. 124-2 (FSP FAS 115-2 and FAS 124-2), “Recognition and presentation of other-than-temporary impairments.” FSP FAS 115-2 and FAS 124-2 amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009. The implementation of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.
Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160 requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in deconsolidation. The statement requires retrospective application for the presentation and disclosure requirements. Upon adoption of this statement, the Company reclassified their minority interest from the mezzanine to total equity. The minority interest is now recognized as noncontrolling interest. The Company also modified the Statements of Operations by recognizing consolidated net loss and the net loss attributable to Mercantile Bancorp, Inc., and the noncontrolling interest separately on the statement. The comprehensive loss footnote was also modified to reflect consolidated comprehensive loss and comprehensive loss attributable to Mercantile Bancorp, Inc., and the noncontrolling interest separately in the footnote. The Company’s net loss as presented on the Statements of Cash Flows now reflects total net loss rather than the net loss attributable to the Company. There were no changes in the Company’s ownership interest related to the noncontrolling interest for the six months ended June 30, 2009.
In April 2009, the FASB issued the FASB Staff Position on Financial Accounting Standards No. 107-1 and Accounting Principles Board No. 28-1 (FSP FAS 107-1 and APB 28-1), “Interim disclosures about fair value of financial instruments.” FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 did not affect the Company’s consolidated financial statements.
On May 28, 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS 165). Under SFAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. FAS 165 also requires entities to disclose the date through which subsequent events have been evaluated. SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the Company’s financial statements.
5. GOODWILL IMPAIRMENT
In accordance with SFAS No. 142, the Company’s goodwill is tested annually for potential impairment and more frequently if events or changes in circumstances indicate the asset might be impaired. Due to the decline in the Company’s stock price and the additional provision for loan losses and increased nonperforming assets at several of its subsidiaries, particularly Royal Palm, the Company hired a valuation specialist to perform an interim valuation of the Company’s goodwill to test for impairment at June 30, 2009.
SFAS No. 142 has a two-step process to test goodwill for impairment. The first step is to compare, the estimated fair value, including goodwill, of the reporting unit (the Company) to its net book value. If the estimated fair value is less than the net book value, a second step is required. The Company evaluated the first step by utilizing three valuation methodologies including the Comparable Transactions approach, the Control Premium approach, and the Discounted Cash Flow approach. The Comparable Transactions approach is based on pricing ratios recently paid in the sale or merger of reasonably comparable banking franchises; the Control Premium approach is based on the Company’s trading price and application of industry based control premiums; and the Discounted Cash Flow approach is estimated based on the present value of projected dividends and a terminal value, based on a five-year forward-looking operating scenario. Based on the three approaches, it was determined the fair value, including goodwill, was lower than its net book value. This was primarily due to the Company’s continued stock price decline, the additional provisions for loan losses, and increased nonperforming assets at several of its subsidiaries, particularly Royal Palm. Therefore, the Company performed the second step as required by SFAS No. 142. In the second step of the process, the implied fair value of the Company’s goodwill (determined by comparing the estimated fair value of the Company to the sum of the fair values of the Company’s tangible and separately identifiable intangible net assets as determined by SFAS No. 141R) was compared with the carrying value of goodwill in order to determine the amount of impairment. As a result of the second step of the process, the Company determined that the goodwill was fully impaired as of June 30,2009, and recorded an impairment charge of $44.6 in the second quarter of 2009.
6. FEDERAL HOME LOAN BANK STOCK
Federal Home Loan Bank stock is stated at cost and is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned approximately $3.5 million of Federal Home Loan Bank of Chicago (“FHLB”) stock as of June 30, 2009 and December 31, 2008. During the third quarter of 2007, FHLB received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. The FHLB will continue to provide liquidity and funding through advances and purchase loans through the Mortgage Partnership Facility program. With regard to dividends, the FHLB will continue to assess its dividend capacity each quarter and may make appropriate request for approval from its regulator. Since the FHLB did not pay a dividend during the calendar year of 2008 or the first half of 2009, the stock is considered a non-performing asset as of June 30, 2009 and December 31, 2008. Management performed an analysis and, based on currently available information, determined the investment in this FHLB stock was not impaired as of June 30, 2009 and December 31, 2008.

7. SECURITIES
The amortized cost and approximate fair values of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value

Available-for-sale Securities:
June 30, 2009:
U.S. government agencies	$1,748	$64	$—	$1,812
Mortgage-backed securities	133,295	3,696	(216)	136,775
State and political subdivisions	42,468	1,202	(27)	43,643
Equity securities	4,489	—	(115)	4,374

	$182,000	$4,962	$(358)	$186,604

Available-for-sale Securities:
December 31, 2008:
U.S. government agencies	$4,697	$90	$—	$4,787
Mortgage-backed securities	125,691	2,783	(29)	128,445
State and political subdivisions	44,892	808	(34)	45,666
Equity securities	6,500	—	(206)	6,294

	$181,780	$3,681	$(269)	$185,192

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value

Held-to-maturity Securities:
June 30, 2009:
Mortgage-backed securities	$4,788	$133	$—	$4,921
State and political subdivisions	2,401	49	—	2,450

	$7,189	$182	$—	$7,371

December 31, 2008:
Mortgage-backed securities	$5,992	$149	$(1)	$6,140
State and political subdivisions	2,913	48	—	2,961

	$8,905	$197	$(1)	$9,101

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$6,590	$6,649	$355	$359
One to five years	28,014	28,987	1,467	1,493
Five to ten years	8,399	8,585	579	598
After ten years	1,213	1,234	—	—

	44,216	45,455	2,401	2,450
Mortgage-backed securities	133,295	136,775	4,788	4,921
Equity securities	4,489	4,374	—	—

Totals	$182,000	$186,604	$7,189	$7,371

The carrying value of securities pledged as collateral, to secure public deposits, Federal Home Loan Bank advances, repurchase agreements and for other purposes, amounted to $102.7 million at June 30, 2009 and $103.8 million at December 31, 2008.

During the six months ended June 30, 2009, the Company recognized other-than-temporary impairment charges of $1,504,000 on two of its investments in stock of other financial institutions, which are carried as available-for-sale securities. These impairments were determined based on the difference between the Company’s carrying value and quoted market prices for the stocks as of June 30, 2009. In making the determination of impairment for each of these investments, the Company considered the duration of the loss, prospects for recovery in a reasonable period of time and the significance of the loss compared to carrying value.
The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008:

	Less Than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

June 30, 2009
Mortgage-backed securities	$18,391	$(217)	$—	$—	$18,391	$(217)
State and political subdivisions	1,271	(26)	—	—	1,271	(26)
Equity securities	966	(115)	—	—	966	(115)

Total temporarily impaired securities	$20,628	$(358)	$—	$—	$20,628	$(358)

December 31, 2008
Mortgage-backed securities	$7,594	$(28)	$106	$(1)	$7,700	$(29)
State and political subdivisions	3,406	(30)	1,021	(4)	4,427	(34)
Equity securities	840	(206)	—	—	840	(206)

Total temporarily impaired securities	$11,840	$(264)	$1,127	$(5)	$12,967	$(269)

At June 30, 2009, securities in an unrealized loss position in the investment portfolio are minimal. The Company’s mortgage-backed securities and state and political subdivision securities are in a loss position due to interest rate changes, not credit events. Those unrealized losses are considered temporary and management has the ability and intent to hold them for the foreseeable future. Their fair value is expected to recover as the investments approach their maturity date or there is a downward shift in interest rates. The Company has one equity security with an unrealized loss due to the downturn in the market of the financial services industry. The unrealized loss was not due to credit losses at the specific financial institution itself and is expected to recover in the future.
8. COST METHOD INVESTMENTS IN COMMON STOCK
The Company has minority investments in the common stock of other community banks which are not publicly traded that are recorded under the cost method of accounting. The Company had investments in five community banks at June 30, 2009 and December 31, 2008 totaling $2.3 million and $3.3 million, respectively.
The Company’s cost method investments are reviewed for impairment based on each investee’s earnings performance, asset quality, changes in the economic environment, and current and projected future cash flows. Based on this review as of June 30, 2009, the Company determined two investments to be other-than-temporarily impaired due to poor earnings and asset quality, which resulted in impairment charges of $1.0 million for the six months ended June 30, 2009. The Company recognized an impairment charge of $348,000 on one investment based on the difference between the Company’s cost and the investee’s book value, which was determined to be a reasonable estimate of fair value. A second investment, Integrity Bank of Jupiter, Florida, was closed by the FDIC on July 31, 2009. The Company recognized an other-than-temporary impairment charge of $695 thousand, which was the Company’s total investment in this bank.
9. FAIR VALUE MEASUREMENT
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
The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the SFAS 157 hierarchy in which their fair value measurements fall as of June 30, 2009 and December 31, 2008 (in thousands):

		Fair Value Measurements Using
		Quotes Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
June 30, 2009	Fair Value	(Level 1)	(Level 2)	(Level 3)

U.S. government agencies	$1,812	$—	$1,812	$—
Mortgage-backed securities	136,775	—	136,775	—
State and political subdivisions	43,643	—	43,176	467
Equity securities	4,374	3,394	—	980

	$186,604	$3,394	$181,763	$1,447

		Fair Value Measurements Using
		Quotes Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2008	Fair Value	(Level 1)	(Level 2)	(Level 3)

U.S. government agencies	$4,787	$—	$4,787	$—
Mortgage-backed securities	128,445	—	128,445	—
State and political subdivisions	45,666	—	45,143	523
Equity securities	6,294	4,811	—	1,483

	$185,192	$4,811	$178,375	$2,006

Management values Level 3 securities based on exit prices for which management believes it could receive if they were to sell these securities. This value approximates costs for a majority of these investments. There were no changes in valuation techniques for the Level 3 securities during the period. The change in fair value of assets measured using significant unobservable (Level 3) inputs on a recurring basis for the three and six months ended June 30, 2009 and 2008 is summarized as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Beginning balance	$1,944	$10,036	$2,006	$11,400
Total realized and unrealized gains and losses:
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Purchases, issuances and settlements	(497)	3,341	(559)	1,977
Transfers in and/or out of Level 3	—	—	—	—

Balance, June 30	$1,447	$13,377	$1,447	$13,377

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—	$—

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
Mortgage Servicing Rights — Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using discounted cash flow models. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.
Cost Method Investments — Cost method investments do not trade in an active, open market with readily observable prices. The cost method investments are periodically reviewed for impairment based on each investee’s earnings performance, asset quality, changes in the economic environment, and current and projected future cash flows. Due to the nature of the valuation inputs, cost method investments are classified within Level 3 of the hierarchy.

Goodwill — Goodwill is evaluated based on a two-step process. The first step is to compare the, estimated fair value, including goodwill, of the reporting unit (the Company) to its net book value. If the estimated fair value is less than the net book value, a second step is required. The valuation in the first step is determined by utilizing three valuation methodologies including the Comparable Transactions approach, the Control Premium approach, and the Discounted Cash Flow approach. The Comparable Transactions approach is based on pricing ratios recently paid in the sale or merger of reasonably comparable banking franchises; the Control Premium approach is based on the Company’s trading price and application of industry based control premiums; and the Discounted Cash Flow approach is estimated based on the present value of projected dividends and a terminal value, based on a five-year forward-looking operating scenario. The valuation as determined by the three approaches is compared to the Company’s net book value. A second step analysis is performed if the fair value as determined in step one is below the Company’s net book value. Under the second step of the process, the implied fair value of the Company’s goodwill (determined by comparing the estimated fair value of the Company to the sum of the fair values of the Company’s tangible and separately identifiable intangible net assets as determined by SFAS No. 141R) is compared with the carrying value of goodwill in order to determine the amount of impairment. The second step requires valuation techniques pursuant to SFAS No. 141R which include valuations of the Company’s assets and liabilities based on market rates for comparable assets and liabilities. Due to the nature of the valuation inputs, goodwill is classified within Level 3 of the hierarchy.
The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis during the period and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2009 and December 31, 2008:

		Fair Value Measurements Using
		Quotes Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Carrying value at June 30, 2009	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$28,382	$—	$—	$28,382
Other real estate	$3,757	$—	$—	$3,757
Mortgage servicing rights	$1,285	$—	$—	$1,285
Cost method investments	$543	$—	$—	$543
Goodwill	$—	$—	$—	$—

		Fair Value Measurements Using
		Quotes Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Carrying value at December 31, 2008	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$30,966	$—	$—	$30,966
Mortgage servicing rights	$959	$—	$—	$959
Cost method investments	$3,314	$—	$—	$3,314
Statement of Financial Accounting Standards No. 107 (“FAS 107”), “Disclosures about Fair Value of Financial Instruments”, and FSP FAS 107-1 require all entities to disclose the estimated fair value of their financial instrument assets and liabilities. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in FAS 107. Many of the Company’s financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. It is also the Company’s general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities except for loans held-for-sale and available-for-sale securities. Therefore, significant estimations and assumptions, as well as present value calculations, were used by the Company for the purposes of this disclosure.
Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the recorded book balances.

The estimation methodologies used, the estimated fair values, and the recorded book balances at June 30, 2009 and December 31, 2008, were as follows:

	June 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets
Cash and cash equivalents	$100,993	$100,993	$89,821	$89,821
Available-for-sale securities	186,604	186,604	185,192	185,192
Held-to-maturity securities	7,189	7,371	8,905	9,101
Loans held for sale	3,742	3,742	4,366	4,366
Loans, net of allowance for loan losses	1,277,454	1,277,495	1,315,907	1,325,196
Federal Home Loan Bank stock	7,582	7,582	8,213	8,213
Cost method investments in common stock	2,271	2,271	3,314	3,314
Interest receivable	8,756	8,756	10,240	10,240

Financial liabilities
Deposits	1,426,779	1,434,368	1,462,276	1,460,654
Short-term borrowings	85,020	85,020	49,227	49,227
Long-term debt and junior subordinated debentures	120,410	86,488	146,519	141,317
Interest payable	4,644	4,644	4,280	4,280

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	0	0	0	0
Letters of credit	0	0	0	0
Lines of credit	0	0	0	0
The following methods and assumptions were used to estimate the fair value of each class of financial instruments.
Cash and Cash Equivalents, Federal Home Loan Bank Stock, and Cost Method Investments in Common Stock — The carrying amount approximates fair value.
Loans Held for Sale — For homogeneous categories of loans, such as mortgage loans held for sale, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.
Loans — The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations. The carrying amount of accrued interest approximates its fair value.
Deposits — For demand deposits, savings accounts, NOW accounts, and money market deposits, the carrying amount approximates fair value. The fair value of fixed-maturity time and brokered time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.
Short-Term Borrowings and Interest Payable — The carrying amount approximates fair value.
Long-Term Debt and Junior Subordinated Debentures — Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.
Commitments to Originate Loans, Letters of Credit, and Lines of Credit — The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.
The Company’s remaining assets and liabilities, which are not considered financial instruments, have not been valued differently than has been customary with historical cost accounting.
Fair value estimates are based on existing balance sheet financial instruments, without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include the Company’s fiduciary services department, brokerage operations, deferred taxes, and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.
Management believes that reasonable comparability between financial institutions may not be likely, due to the wide range of permitted valuation techniques and numerous estimates that must be made, given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.
10. OFF BALANCE SHEET CREDIT COMMITMENTS
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
The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Commitments to originate loans totaled $7.7 million at June 30, 2009 and $8.6 million at December 31, 2008. The commitments extend over varying periods of time with the majority being disbursed within a one-year period. At June 30, 2009 and December 31, 2008, the Company had granted unused lines of credit to borrowers totaling $194.5 million and $243.5 million, respectively, for commercial lines and open-end consumer lines.
Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $15.6 million at June 30, 2009 and $20.7 million at December 31, 2008. At June 30, 2009, the outstanding standby letters of credit had a weighted average term of approximately one year. As of June 30, 2009 and December 31, 2008, no liability for the fair value of the Company’s potential obligations under these guarantees has been recorded since the amount is deemed immaterial.
11. CRITICAL ACCOUNTING POLICIES
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
The Company tests goodwill for impairment on an annual basis at a minimum. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. In consideration of the increasingly uncertain economic environment, significant continued decline in market capitalization, and continued elevated credit losses, the Company performed an interim valuation of its goodwill as of June 30, 2009 and determined that the goodwill was fully impaired. As a result, the Company recorded a $44.6 million non-cash charge to reflect the impairment of its goodwill. This charge had no effect on the Company’s cash balances or liquidity. In addition, because goodwill is not included in the calculation of regulatory capital ratios, the Company’s regulatory ratios are not adversely affected by this impairment, with the exception of the Tier 1 leverage ratio, which was reduced below the 4% adequately capitalized level due to the limitation of trust preferred securities includible in Tier 1 capital. As a result of the impairment charge, the Company has no goodwill remaining on its balance sheet as of June 30, 2009.
Core deposit and other intangibles are amortized on the straight-line basis over periods ranging from five to ten years. Such assets and intangible assets with indefinite lives are periodically evaluated as to the recoverability of their carrying value.
12. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) components and related taxes were as follows:

	For the Three Months
	Ended June 30,
	2009	2008
Net income (loss)	$(52,684)	$1,158

Other comprehensive income (loss):
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax benefit of $(282) for 2009 and $(1,545) for 2008	(536)	(2,546)
Less reclassification adjustment for realized gains losses included in income net of tax expense of $0 for 2009 and $358 for 2008	—	585
Less reclassification adjustment for other than temporary losses included in income net of tax benefit of $(967) for 2009 and $101 for 2008	(1,579)	(163)

Total Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $686 for 2009 and $(1,803) for 2008	1,043	(2,968)

Adjustment of SFAS 158 liability, net of tax expense of $12 for 2009 and $27 for 2008	20	45

Total other comprehensive income (loss), net of tax	1,063	(2,923)

Comprehensive (loss)	(51,621)	(1,765)

Comprehensive (loss) attributable to the noncontrolling interest	(638)	(105)

Comprehensive (loss) attributable to Mercantile Bancorp, Inc.	$(50,983)	$(1,660)

	For the Six Months
	Ended June 30,
	2009	2008
Net (loss)	$(53,849)	$(806)

Other comprehensive income (loss):
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax benefit of $(464) for 2009 and $(610) and for 2008	(654)	(961)
Less reclassification adjustment for realized gains (losses) included in income net of tax expense of $0 for 2009 and $358 for 2008	—	585
Less reclassification adjustment for other than temporary gains (losses) included in income net of tax benefit of $(967) for 2009 and $101 for 2008	(1,579)	(163)

Total Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $504 for 2009 and $(868) for 2008	925	(1,363)

Adjustment of SFAS 158 liability, net of tax expense of $12 for 2009 and $12 for 2008	20	20

Total other comprehensive income (loss), net of tax	945	(1,363)

Comprehensive income (loss)	(52,904)	(2,169)

Comprehensive (loss) attributable to the noncontrolling interest	(927)	(392)

Comprehensive (loss) attributable to Mercantile Bancorp, Inc.	$(51,977)	$(1,777)

13. FDIC SPECIAL ASSESSMENT
     On February 27, 2009, the FDIC announced it had adopted an interim rule to impose a 20 basis point emergency special assessment on June 30, 2009, which would be collected on September 30, 2009. The interim rule also provided that an additional emergency assessment of up to 10 basis points could be imposed if the reserve ratio of the Deposit Insurance Fund would be estimated to fall to a level that the Board believed would adversely affect public confidence or to a level which would be close to zero or negative at the end of the calendar quarter. The 20 basis point assessment was originally based on the institution’s assessment base of total deposits. In the second quarter of 2009, the FDIC announced it had revised the original interim rule to impose a 20 basis point special assessment based on deposits to a 5 basis point special assessment based on the institution’s total assets minus Tier 1 Capital. The new rule provided that additional assessments of up to 5 basis points could be imposed on September 30, 2009 and December 31, 2009 if the reserve ratio of the Deposit Insurance Fund was not at an acceptable level. The 5 basis point additional assessment for each quarter cannot exceed an institution’s calculation of 10 basis points on the original assessment base of total deposits. At June 30, 2009, the Company has accrued an additional amount of $812 thousand to be paid on September 30, 2009. The additional amount that could be imposed on the Company as a result of approved additional assessments at September 30, 2009 and December 31, 2009, would be approximately $1,626,000 if the assessment base is consistent with that at June 30, 2009. The FDIC is also scheduled to increase the normal assessment rates with the intent being to replenish the Deposit Insurance Fund to the statutory limit of 1.15% of insured deposits by December 31, 2013.
14. OPERATING AND LIQUIDITY MATTERS
The Company had $22.2 million in term notes payable and demand notes totaling $11.6 million as of June 30, 2009 with Great River Bancshares, Inc. (“Great River”). The Great River debt is secured by all outstanding shares of common stock of the subsidiary banks, as well as the common stock of the minority-owned banks. The Company and subsidiary banks’ regulatory capital ratios are adequately or well capitalized and the debt service is being provided by dividends from a majority of the subsidiary banks.
On April 30, 2009 the Company entered into an agreement with Great River which amended and restated an original loan agreement to enable the Company to borrow funds on a revolving basis, to grant Great River additional collateral, and to restructure the indebtedness represented by two secured demand notes as a revolving loan. The amended loan agreement modified certain financial covenants as follows: (a) the Company will maintain a consolidated fixed charge coverage ratio of at least 0.5 to 1.00 for the period from January 1, 2009 through June 30, 2009, 0.5 to 1.00 for the period from January 1, 2009 through September 30, 2009; and 1.10 to 1.00 for each four consecutive fiscal quarter periods ending on or after December 31, 2009, (b) the Company will maintain as of the last day of each calendar month a stockholders’ equity greater than $90 million less any write-down of goodwill from March 13, 2009, to the applicable date, (c) the Company will not declare or pay any dividends on its capital stock without Great River’s consent, and (d) the Company will not permit, without Great River’s consent, the aggregate amount of non-performing assets of all subsidiary banks on a combined basis to equal or exceed 36% of the then primary capital of all subsidiary banks at any time from the date of the amended loan agreement through September 30, 2009, or 18% of the then primary capital of all subsidiary banks at any time from and after October 1, 2009.
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
The waiver will be terminated upon the earliest to occur of the following:
-	the occurrence of an event of default under any of the loan agreements;

-	the Company should fail to perform any additional covenant;

-	any changes in regulatory agreements;

-	the Company, any subsidiary holding company or any subsidiary bank being placed in receivership or being taken over by any regulatory agency;

-	the note holder determines in its sole discretion that there has been any change in the business operations or condition, financial or otherwise, of the Company, any subsidiary holding company, any subsidiary bank or any consolidated subsidiary that could have a material adverse effect; or

-	September 30, 2009
As of June 30, 2009, the Company was in breach of the following financial covenants under the loan agreement for the Great River debt: (a) maintaining a consolidated fixed charge coverage ratio of at least 0.5 to 1.00 for the period from January 1, 2009 through June 30, 2009, (b) not permitting, without Great River’s consent, the aggregate amount of non-performing assets of all subsidiary banks on a combined basis to equal or exceed 36% of the then primary capital of all subsidiary banks at any time from the date of the loan agreement through September 30, 2009, (c) maintaining an adequately capitalized rating for the Company under regulatory guidelines and (d) maintaining a well capitalized rating for each of the Company’s subsidiary banks under regulatory guidelines.
On August 10, 2009, the Company entered into a waiver of the loan agreement with Great River to address the Company’s breaches of these covenants at June 30, 2009. The waiver provides that Great River waives the breaches of these financial covenants and amends the loan agreement as follows: (a) the Company will maintain a consolidated fixed charge coverage ratio of at least 0.5 to 1.00 for the period from January 1, 2009 through September 30, 2009, as measured on September 30, 2009; (b) the Company will maintain as of the last day of each calendar month a stockholders’ equity equal to or greater than $45.4 million; and (c) the Company will not permit, without Great River’s consent, the aggregate amount of non-performing assets of all subsidiary banks on a combined basis to equal or exceed (i) 50% of the then primary capital of all subsidiary banks at any time from August 10, 2009 to August 31, 2009, (ii) 36% of the then primary capital of all subsidiary banks at any time from September 1, 2009 through September 30, 2009, and (iii) 18% of the then primary capital of all subsidiary banks at any time from and after October 1, 2009. In addition, the waiver provides that any event of default that may result from the Company’s failure to maintain adequately capitalized status or Royal Palm Bank’s failure to maintain well capitalized status is waived through, and including, August 31, 2009.
The Board of Directors of the Company has created a Special Committee to develop, evaluate and oversee strategic alternatives for the Company, which may include asset sales, rationalization of non-core business operations, capital raising and other recapitalization transactions. The Special Committee has engaged financial and legal advisors to assist it with its evaluation and oversight.
If additional capital or new debt cannot be obtained by September 30, 2009, or if either the Company fails to maintain adequately capitalized status or Royal Palm Bank fails to maintain well capitalized status after August 31, 2009, the Company will likely be in non-compliance of certain covenants and the debt totaling $33.8 million would be due on demand. If this occurs, the Company’s contingency plan includes various options. The options would include modifying/restructuring the existing loan or negotiating a new waiver. In addition, the Special Committee is evaluating other strategic alternatives to facilitate either retiring Great River debt, in whole or in part, or otherwise keeping the Company in compliance with the covenants under the loan agreement for the Great River debt.
15. SUBSEQUENT EVENT
As of June 30, 2009, the Company was in breach of the following financial covenants under the loan agreement for the Great River debt: (a) maintaining a consolidated fixed charge coverage ratio of at least 0.5 to 1.00 for the period from January 1, 2009 through June 30, 2009, (b) not permitting, without Great River’s consent, the aggregate amount of non-performing assets of all subsidiary banks on a combined basis to equal or exceed 36% of the then primary capital of all subsidiary banks at any time from the date of the loan agreement through September 30, 2009, (c) maintaining an adequately capitalized rating for the Company under regulatory guidelines and (d) maintaining a well capitalized rating for each of the Company’s subsidiary banks under regulatory guidelines.
On August 10, 2009, the Company entered into a waiver of the loan agreement with Great River to address the Company’s breaches of these covenants at June 30, 2009. The waiver provides that Great River waives the breaches of these financial covenants and amends the loan agreement as follows: (a) the Company will maintain a consolidated fixed charge coverage ratio of at least 0.5 to 1.00 for the period from January 1, 2009 through September 30, 2009, as measured on September 30, 2009; (b) the Company will maintain as of the last day of each calendar month a stockholders’ equity equal to or greater than $45.4 million; and (c) the Company will not permit, without Great River’s consent, the aggregate amount of non-performing assets of all subsidiary banks on a combined basis to equal or exceed (i) 50% of the then primary capital of all subsidiary banks at any time from August 10, 2009 to August 31, 2009, (ii) 36% of the then primary capital of all subsidiary banks at any time from September 1, 2009 through September 30, 2009, and (iii) 18% of the then primary capital of all subsidiary banks at any time from and after October 1, 2009. In addition, the waiver provides that any event of default that may result from the Company’s failure to maintain adequately capitalized status or Royal Palm Bank’s failure to maintain well capitalized status is waived through, and including, August 31, 2009.
The Board of Directors of the Company has created a Special Committee to develop, evaluate and oversee strategic alternatives for the Company, which may include asset sales, rationalization of non-core business operations, capital raising and other recapitalization transactions. The Special Committee has engaged financial and legal advisors to assist it with its evaluation and oversight.
If additional capital or new debt cannot be obtained by September 30, 2009, or if either the Company fails to maintain adequately capitalized status or Royal Palm Bank fails to maintain well capitalized status after August 31, 2009, the Company will likely be in non-compliance of certain of these covenants and the debt totaling $33.8 million would be due on demand. If this occurs, the Company’s contingency plan includes various options. The options would include modifying/restructuring the existing loan agreement or negotiating a new waiver. In addition, the Special Committee is evaluating other strategic alternatives to facilitate either retiring Great River debt, in whole or in part, or otherwise keeping the Company in compliance with the covenants under the loan agreement for the Great River debt.
Subsequent events have been evaluated through August 12, 2009, which is the date the financial statements were issued.

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
In April 2009, the FASB issued the FASB Staff Position on Financial Accounting Standards No. 157-4 (FSP FAS 157-4), “Determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending June 30, 2009. The implementation of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued the FASB Staff Position on Financial Accounting Standards No. 115-2 and Financial Accounting Standards No. 124-2 (FSP FAS 115-2 and FAS 124-2), “Recognition and presentation of other-than-temporary impairments.” FSP FAS 115-2 and FAS 124-2 amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the

Company’s interim period ending on June 30, 2009. The implementation of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued the FASB Staff Position on Financial Accounting Standards No. 107-1 and Accounting Principles Board No. 28-1 (FSP FAS 107-1 and APB 28-1), “Interim disclosures about fair value of financial instruments.” FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 did not affect the Company’s consolidated financial statements.
On May 28, 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS 165). Under SFAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. FAS 165 also requires entities to disclose the date through which subsequent events have been evaluated. SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the Company’s financial statements.
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
Wholly-Owned Subsidiaries. As of June 30, 2009, the Company was the sole shareholder of the following banking subsidiaries:
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
Majority-Owned Subsidiary. As of June 30, 2009, the Company was the majority, but not sole, shareholder of Mid-America Bancorp, Inc. (“Mid-America”), the sole shareholder of Heartland Bank (“Heartland”), located in Leawood, Kansas, in which the Company owns 55.5% of the outstanding voting stock. During the second quarter of 2009, there were no transactions affecting Mid-America’s outstanding shares of common stock nor the Company’s ownership percentage in Mid-America.
Other Investments in Financial Institutions. As of June 30, 2009, the Company had less than majority ownership interests in several additional banking organizations located throughout the United States. Specifically, the Company owned the following percentages of the outstanding voting stock of these banking entities:
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
On February 27, 2009, the FDIC announced it had adopted an interim rule to impose a 20 basis point emergency special assessment on June 30, 2009, which would be collected on September 30, 2009. The interim rule also provided that an additional emergency assessment of up to 10 basis points could be imposed if the reserve ratio of the Deposit Insurance Fund would be estimated to fall to a level that the Board believed would adversely affect public confidence or to a level which would be close to zero or negative at the end of the calendar quarter. The 20 basis point assessment was originally based on the institution’s assessment base of total deposits. In the second quarter of 2009, the FDIC announced it had revised the original interim rule to impose a 20 basis point special assessment based on deposits to a 5 basis point special assessment based on the institution’s total assets minus Tier 1 Capital. The new rule provided that additional assessments of up to 5 basis points could be imposed on September 30, 2009 and December 31, 2009 if the reserve ratio of the Deposit Insurance Fund was not at an acceptable level. The 5 basis point additional assessment for each quarter cannot exceed an institution’s calculation of 10 basis points on the original assessment base of total deposits. At June 30, 2009, the Company has accrued an additional amount of $812 thousand to be paid on September 30, 2009. The additional amount that could be imposed on the Company as a result of approved additional assessments at September 30, 2009 and December 31, 2009, would be approximately $1,626,000 if the assessment base is consistent with that at June 30, 2009. The FDIC is also scheduled to increase the normal assessment rates with the intent being to replenish the Deposit Insurance Fund to the statutory limit of 1.15% of insured deposits by December 31, 2013.
In April 2009, the Company developed Mercantile Bank’s loan production office in Carmel, Indiana into a full service banking facility. This is the Company’s first banking facility in Indiana. The full service facility is leasing space in the same building where the loan production office previously operated.
On April 30, 2009, the Company entered into an agreement with Mid-America combining two short-term notes totaling approximately $5.3 million into a secured convertible debenture. Interest is payable quarterly at an annual rate of 5.5%. The principal balance, together with accrued interest, shall be due and payable on June 30, 2010. The debenture is secured by all of the outstanding common stock of Heartland, and is convertible into common stock of Mid-America at the election of the Company, at a conversion value of 50% of the book value of Mid-America on the conversion date.
On May 18, 2009, at the Company’s annual meeting, stockholders elected eight directors, including three new members to fill seats left vacant by the retirement of three directors whose terms expired. Following the conclusion of the meeting, the new Board of Directors met and voted to amend the by-laws of the Company to expand the number of voting directors from eight to nine, and elected a ninth director to serve until the 2010 annual meeting.
On June 16, 2009, James A. Senty, for personal business reasons, resigned as a director of the Company and chairman of its Board of Directors. At its regular meeting on July 21, 2009, the Board of Directors elected Michael J. Foster as its chairman.
On June 30, 2009, Mid-America issued a second secured convertible debenture to the Company in the amount of $3.0 million. All terms, rates and conversion features are identical to the debenture issued on April 30, 2009.
In June 2009, the Company decided to defer regularly scheduled interest payments on its outstanding junior subordinated notes relating to its trust preferred securities. The terms of the junior subordinated notes and the trust documents allow the Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes.
Results of Operations
Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008
Overview. Net loss for the three months ended June 30, 2009 was $52.0 million, a decrease of $53.3 million compared with net income of $1.3 million for the same period in 2008. The primary factors contributing to the decrease in net income were a goodwill impairment valuation adjustment of $44.6 million, an increase in provision for loan losses of $8.1 million, a decrease in noninterest income of $504 thousand, and an increase in noninterest expense of $5.2 million, partially offset by an increase in income tax benefit of $4.7 million and an increase in noncontrolling interest net loss of $533 thousand. Basic earnings (loss) per share (EPS) for the three months ended June 30, 2009 was ($5.98) compared with $.15 for the same period in 2008.

Total assets at June 30, 2009 were $1.70 billion compared with $1.77 billion at December 31, 2008, a decrease of $75.4 million or 4.2%, primarily attributable to decreases in goodwill and total loans, offset by an increase in cash and cash equivalents. Total loans, including loans held for sale, at June 30, 2009 were $1.31 billion compared with $1.34 billion at December 31, 2008, a decrease of $34.5 million or 2.6%. Total deposits at June 30, 2009 were $1.43 billion compared with $1.46 billion at December 31, 2008, a decrease of $35.5 million or 2.4%. Total Mercantile Bancorp, Inc. stockholders’ equity at June 30, 2009 was $47.0 million compared with $99.0 million at December 31, 2008, a decrease of $52.0 million or 52.5%.
The Company’s annualized return on average assets was (11.77%) for the three months ended June 30, 2009, compared with 0.30% for the same period in 2008. The annualized return on average stockholders’ equity was (216.57%) for the three months ended June 30, 2009, compared to 4.74% for the same period in 2008.
Net Interest Income. For the three months ended June 30, 2009, net interest income decreased $39 thousand, or 0.36%, to $10.86 million compared with $10.90 million for the same period in 2008. The decrease was primarily due to decreased volumes of securities, increased volume of interest-bearing deposits, increased volume of short-term borrowings, and a decrease in rates on loans, largely offset by the increased volume of loans, decreased volume of long-term debt and decreased rates on all interest-bearing deposits and decreased rates on all securities. For the three months ended June 30, 2009 and 2008, the net interest margin decreased by 24 basis points to 2.69% from 2.93% while the net interest spread decreased by 22 basis points to 2.51% from 2.73%, respectively.
Interest and dividend income for the three months ended June 30, 2009 decreased $2.1 million, or 9.1%, to $21.1 million compared with $23.2 million for the same period in 2008. This decrease was due primarily to a decrease in loan interest income of $1.6 million and a decrease in investment income of $377 thousand. Average total loans for the three months ended June 30, 2009 increased $79.6 million, or 6.4%, to $1.32 billion compared with $1.24 billion for the same period in 2008, while the average yield on total loans decreased 90 basis points to 5.74% for the same period. Average total investments for the three months ended June 30, 2009 decreased $14.0 million, or 6.8%, to $193.0 million compared with $207.0 million for the same period in 2008, while the average yield on investments decreased 43 basis points to 4.31% for the same period. For the three months ended June 30, 2009, compared to the same period in 2008, the yield on total average earning assets decreased by 102 basis points to 5.22%.
Interest expense for the three months ended June 30, 2009 decreased $2.1 million, or 16.9%, to $10.2 million compared with $12.3 million for the same period in 2008. This decrease was due primarily to decreases in interest expense on deposits of $2.0 million and interest expense on long-term debt and junior subordinated debentures of $442 thousand, offset by an increase in interest expense on short-term borrowings of $406 thousand. Average total interest-bearing deposits for the three months ended June 30, 2009 increased $108.2 million, or 8.8%, to $1.34 billion compared with $1.23 billion for the same period in 2008, while the average cost of funds on total interest-bearing deposits decreased 88 basis points to 2.40% for the same period. The average cost of funds on all categories of deposits decreased in the three months ended June 30, 2009, compared to the same period in 2008, due to the decline in general market rates. Average total long-term debt for the three months ended June 30, 2009 decreased $23.9 million, or 16.5%, to $121.5 million compared with $145.5 million for the same period in 2008, primarily due to the reclassification of a large note payable from long-term to short-term, while the average cost of funds on long-term debt decreased 36 basis points to 5.20% for the same period. For the three months ended June 30, 2009, compared to the same period in 2008, the cost of funds on total average interest-bearing liabilities decreased by 80 basis points to 2.71%.
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

	For the three months ended June 30
	2009			2008
		Income/			Income/
	Average Balance	Expense	Yield/Rate	Average Balance	Expense	Yield/Rate
	(dollars in thousands)
Assets
Interest-bearing demand deposits	$79,787	$80	0.40%	$17,490	$84	1.92%
Federal funds sold	15,601	5	0.13%	16,510	81	1.96%
Securities:
Taxable
U.S. treasuries and government agencies	5,208	33	2.53%	9,587	114	4.76%
Mortgage-backed securities	51,096	552	4.32%	53,603	622	4.64%
Other securities	90,782	1,081	4.77%	91,325	1,246	5.46%

Total taxable	147,086	1,666	4.53%	154,515	1,982	5.13%
Non-taxable — State and political subdivision (3)	45,893	412	3.59%	52,442	473	3.61%
Loans (net of unearned discount) (1)(2)	1,319,764	18,924	5.74%	1,240,179	20,572	6.64%
Federal Home Loan Bank stock	8,284	11	0.53%	8,300	30	1.45%

Total interest-earning assets	1,616,415	$21,098	5.22%	1,489,436	$23,222	6.24%

Cash and due from banks	19,187			36,698
Interest receivable	8,550			9,915
Foreclosed assets held for sale, net	7,819			4,839
Cost method investments in common stock	3,211			5,981
Cash surrender value of life insurance	26,306			24,682
Premises and equipment	39,867			41,682
Other	24,803			18,929
Goodwill	45,064			44,348
Intangible assets	4,443			5,215
Allowance for loan loss	(22,314)			(17,064)

Total assets	$1,773,351			$1,664,661

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$155,460	$166	0.43%	$140,372	$326	$0.93%
Savings deposits	88,079	94	0.43%	86,656	290	1.34%
Money-market deposits	233,433	564	0.97%	224,802	1,197	2.13%
Time and brokered time deposits	859,049	7,191	3.35%	776,023	8,251	4.24%
Short-term borrowings	55,570	641	4.61%	33,776	235	3.17%
Long term debt	59,673	734	4.92%	83,610	1,084	5.15%
Junior subordinated debentures	61,858	847	5.48%	61,858	939	6.07%

Total interest-bearing liabilities	1,513,122	$10,237	2.71%	1,407,097	$12,322	$3.51%

Demand deposits	147,173			129,714
Interest payable	4,506			5,708
Other liabilities	6,914			6,467
Noncontrolling interest	5,246			8,856
Stockholders’ equity	96,390			106,819

Total liabilities and stockholders’ equity	$1,773,351			$1,664,661

Interest spread			2.51%			2.73%
Net interest income		$10,861			$10,900

Net interest margin			2.69%			2.93%
Interest-earning assets to interest-bearing liabilities	106.83%			105.85%

(1)	Non-accrual loans have been included in average loans, net of unearned discount

(2)	Includes loans held for sale

(3)	The tax exempt income for state and political subdivisions in not recorded on a tax equivalent basis.

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

	For the three months ended June 30,
	2009 vs. 2008
	Increase (Decrease) Due to
	Change in
	Volume	Rate	Total
Increase (decrease) in interest income:
Interest-bearing bank deposits	$105	$(109)	$(4)
Federal funds sold	(4)	(72)	(76)
Investment securities:
U.S. Treasuries and Agencies	(40)	(41)	(81)
Mortgage-backed securities	(28)	(42)	(70)
States and political subdivision (1)	(59)	(2)	(61)
Other securities	(7)	(157)	(164)
Loans (net of unearned discounts)	1,263	(2,912)	(1,649)
Federal Home Loan Bank stock	—	(19)	(19)

Change in interest income	1,230	(3,354)	(2,124)

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	32	(192)	(160)
Savings deposits	5	(201)	(196)
Money-market deposits	44	(677)	(633)
Time and brokered time deposits	820	(1,880)	(1,061)
Short-term borrowings	201	205	406
Long-term debt and junior subordinated debentures	(317)	(125)	(442)

Change in interest expense	785	(2,870)	(2,085)

Increase (decrease) in net interest income	$445	$(484)	$(39)

(1)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.
Provision for Loan Losses. Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the three months ended June 30, 2009, the provision increased by $8.2 million to $10.0 million, compared with $1.8 million for the same period in 2008, primarily due to further deterioration of commercial real estate values in southwest Florida. The allowance for loan losses at June 30, 2009 was $28.1 million, or 2.15% of total loans, an increase of $4.6 million from $23.5 million or 1.75% of total loans at December 31, 2008. Nonperforming loans were $63.9 million, or 4.88% of total loans as of June 30, 2009, compared with $38.0 million, or 2.83% of total loans as of December 31, 2008. Impaired loans increased from $72.1 million at December 31, 2008 to $84.8 million at June 30, 2009. Approximately $10.4 million of these increases is attributable to a single commercial real estate loan by Mercantile Bank to a developer who experienced cash flow problems due to a slowing economy and oversupply of commercial properties. The loan is secured by land in western Missouri, and Mercantile Bank is actively working with the developer to identify potential purchasers of the property. The Company anticipates a portion of the impaired loans will eventually be charged off, but believes it has adequately reserved for these losses based on circumstances existing as of June 30, 2009.
Management has a process in place to review each subsidiary bank’s loan portfolio on a quarterly basis by a team of personnel that is independent of the lending function and reports directly to the Audit Committee of the Company’s Board of Directors. The purpose of these quarterly reviews is to evaluate the adequacy of the allowance for loan losses. In light of the increases in nonperforming and impaired loans, management has increased the frequency and scope of the reviews in areas deemed to have the greatest risk of potential losses, especially in the southwest Florida market and loans purchased from Integrity Bank, a failed financial institution located in Alpharetta, Georgia. At June 30, 2009, approximately $9.1 million at Royal Palm and approximately $2.5 million at Heartland were participation loans purchased from Integrity Bank. Management’s goal is to identify problems loans as soon as possible, with the hope that early detection and attention to these loans will minimize the amount of the loss.

Noninterest Income. Noninterest income for the three months ended June 30, 2009 decreased $504 thousand to $3.7 million compared with $4.2 million for the same period in 2008. The decrease in noninterest income was primarily due to decreases in brokerage fees, customer service fees, and net gains on sales of available-for-sale securities, primarily offset by net gains on loan sales and other noninterest income.
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
	June 30
	2009	2008
Fiduciary activities	$650	$690
Brokerage fees	320	501
Customer service fees	984	1,125
Other service charges and fees	333	234
Net gains on loan sales	631	280
Loan servicing fees	154	138
Net increase in cash surrender value of life insurance	266	243
Net gains on sales of available-for-sale securities	—	943
Other	405	93

Total noninterest income	$3,743	$4,247

Brokerage fees for the three months ended June 30, 2009 decreased $181 thousand to $320 thousand compared with $501 thousand for the same period in 2008, primarily due to market-driven fees decreasing with the stock market in general.
Customer service fees for the three months ended June 30, 2009 decreased $141 thousand to $984 thousand compared with $1.1 million for the same period in 2008, primarily due to a decrease in overdraft fees. The sluggish economy and increase in unemployment rates caused customers to more closely monitor their deposit balances, reducing both overdraft occurrences and the associated fees charged by the subsidiary banks.
Net gains on sales of available-for-sale securities for the three months ended June 30, 2009 decreased to zero compared to a gain of $943 thousand for the same period in 2008, due to the Company’s sale of one of its equity investments in May 2008.
Net gains on loan sales for the three months ended June 30, 2009 increased $351 thousand to $631 thousand compared with $280 thousand for the same period in 2008, primarily due to increased residential mortgage refinancings as a result of the lower interest rate environment.
Other noninterest income for the three months ended June 30, 2009 increased $312 thousand to $405 thousand compared with $90 thousand for the same period in 2008, primarily due to the recovery of previously impaired mortgage servicing rights of approximately $244 thousand.
Noninterest Expense. For the three months ended June 30, 2009, noninterest expense increased $49.8 million to $62.1 million compared with $12.3 million for the same period in 2008, primarily due to recognition of goodwill impairment losses, increases in FDIC deposit insurance premiums, professional fees, net losses on sales of foreclosed assets, and other than temporary losses on available securities and cost method investments, partially offset by decreases in salaries and employee benefits.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended
	June 30
	2009	2008
Salaries and employee benefits	$6,604	$6,997
Net occupancy expense	860	865
Equipment expense	864	916
Deposit insurance premium	1,508	118
Professional fees	1,082	548
Postage and supplies	265	333
Losses on sales of assets, net	1	15
Losses (gains) on sales of foreclosed assets, net	1,485	(11)
Other than temporary losses on available-for-sale securities and cost method investments	2,546	264
Goodwill impairment losses	44,650	—
Amortization of mortgage servicing rights	144	60
Other	2,164	2,180

Total noninterest expense	$62,172	$12,285

Goodwill impairment losses of $44.6 million were recognized during the three months ended June 30, 2009. Due to the decline in the Company’s stock price and the additional provision for loan losses and increased nonperforming assets at several of its subsidiaries, particularly Royal Palm, the Company hired a valuation specialist to perform an interim valuation of the Company’s goodwill to test for impairment at June 30, 2009. Goodwill is tested for impairment using a two-step process. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. The initial impairment testing indicated potential impairment so the Company was subjected to the second step of goodwill impairment testing. The Company experienced an operating loss in 2008 and operating losses in the first two quarters of 2009 driven by further deterioration in the real estate market in southwest Florida and an overall decline in bank stock valuations in the national markets. The operating losses and the effects of the current economic environment on the valuation of financial institutions and the capital markets had a significant, negative effect on the Company’s fair value. The Company’s analysis resulted in the determination that goodwill was fully impaired on a consolidated basis.
Deposit insurance premiums increased $1.4 million for three months ended June 30, 2009 to $1.5 million, from $118 thousand for the same period in 2008, primarily due to the FDIC approving an additional special assessment on all institutions’ total assets to be accrued for as of June 30, 2009, as well as the FDIC raising the regular assessment rates in 2009.
Professional fees increased $534 thousand for the three months ended June 30, 2009 to $1.1 million, from $548 thousand for the same period in 2008, primarily due to the Company incurring additional legal and consulting fees for the creation and implementation of a capital restoration plan.
Net (gains) losses on foreclosed assets decreased $1.5 million for the three months ended June 30, 2009 to a net loss of $1.49 million, from a net gain of $11 thousand for the same period in 2008, primarily due to the Company recognizing a permanent write-down of a Florida property during the second quarter 2009 and due to the reduction in carrying values of foreclosed properties held by Royal Palm and Heartland Bank.
Other than temporary losses on available-for-sale securities and cost method investments for the three months ended June 30, 2009 increased to $2.5 million compared to $264 thousand for the same period in 2008. The Company recognized other than temporary impairment charges on four of its investments in stock of other financial institutions during the second quarter of 2009. These impairments were determined based on the difference between the Company’s carrying value and quoted market prices or other available financial information for the stocks as of June 30, 2009. In making the determination of impairment for each of these investments, the Company considered the duration of the loss, prospects for recovery in a reasonable period of time and the significance of the loss compared to carrying value. Included in the second quarter 2009 losses was the Company’s total investment of $695 thousand in Integrity Bank of Jupiter, Florida, which was closed by the FDIC on July 31, 2009.
Salaries and employee benefits decreased $393 thousand for the three months ended June 30, 2009 to $6.6 million, from $7.0 million for the same period in 2008, primarily due to staff reductions at Royal Palm and Heartland. As a percent of average assets, annualized salaries and employee benefits decreased to 1.49% for the three months ended June 30, 2009, compared to 1.69% for the same period in 2008. The Company had 459 full-time equivalent employees at June 30, 2009 compared to 454 at June 30, 2008, an increase of 5 full-time employees.
Income Taxes Expense (Benefit). Income tax benefit for the three-months ended June 30, 2009 was $4.8 million compared to $130 thousand for the same period in 2008.
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

Results of Operations
Comparison of Operating Results for the Six Months Ended June 30, 2009 and 2008
Overview. Net loss for the six months ended June 30, 2009 was $52.9 million, an increase of $52.5 million compared with net loss of $414 thousand for the same period in 2008. The primary factors contributing to the decrease in net income were a goodwill impairment valuation adjustment of $44.6 million, an increase in provision for loan losses of $6.5 million, a decrease in noninterest income of $599 thousand and an increase in noninterest expense of $6.0 million, largely offset by an increase in noncontrolling interest net loss of $535 thousand, and a decrease in income tax expense of $4.8 million. Basic earnings (loss) per share (EPS) for the six months ended June 30, 2009 were $(6.08) compared with $(0.05) for the same period in 2008.
The Company’s annualized return on average assets was (6.00)% for the six months ended June 30, 2009, compared with (.05)% for the same period in 2008. The annualized return on average stockholders’ equity was (109.34)% for the six months ended June 30, 2009, compared to (.77)% for the same period in 2008.
Net Interest Income. For the six months ended June 30, 2009, net interest income decreased $11 thousand, or .05%, to $21.09 million compared with $21.10 million for the same period in 2008. The decrease was primarily due to decreased volumes of securities, increased volume of interest-bearing deposits, increased volume of short-term borrowings, and a decrease in rates on loans, largely offset by the increased volume of loans, decreased volume of long-term debt and decreased rates on all interest-bearing deposits and decreased rates on all securities. For the six months ended June 30, 2009 and 2008, the net interest margin decreased by 26 basis points to 2.60% from 2.86% while the net interest spread decreased by 22 basis points to 2.44% from 2.66%, respectively. Interest and dividend income for the six months ended June 30, 2009 decreased $5.5 million, or 11.5%, to $42.3 million compared with $47.8 million for the same period in 2008. This increase was due primarily to a decrease in loan interest income of $4.4 million, a decrease in securities interest income of $746 thousand, and a decrease in federal funds sold interest income of $76 thousand. Average total loans for the six months ended June 30, 2009 increased $101.0 million, or 8.3%, to $1.32 billion compared with $1.22 billion for the same period in 2008, while the average yield on total loans decreased 119 basis points to 5.72% for the same period. Average total investments for the six months ended June 30, 2009 decreased $12.9 million, or 6.2%, to $194.7 million compared with $207.6 million for the same period in 2008, while the average yield on investments decreased 44 basis points to 4.34% for the same period. For the six months ended June 30, 2009, compared to the same period in 2008, the yield on total average earning assets decreased by 125 basis points to 5.23%.
Interest expense for the six months ended June 30, 2009 decreased $5.5 million, or 20.5%, to $21.2 million compared with $26.7 million for the same period in 2008. This decrease was due primarily to decreases in interest expense on deposits of $5.0 million and interest expense on long-term debt of $1.1 million, offset by an increase in interest expense on short-term borrowings. Average total interest-bearing deposits for the six months ended June 30, 2009 increased $127.2 million, or 10.5%, to $1.34 billion compared with $1.21 billion for the same period in 2008, while the average cost of funds on total interest-bearing deposits decreased 109 basis points to 2.52% for the same period. Average total long-term debt and junior subordinated debentures for the six months ended June 30, 2009 decreased $23.6 million, or 15.9%, to $125.0 million compared with $148.6 million for the same period in 2008, primarily due to reclassification of a large note payable from long-term to short-term, while the average cost of funds on long-term debt decreased 70 basis points to 4.99% for the same period. For the six months ended June 30, 2009, compared to the same period in 2008, the cost of funds on total average interest-bearing liabilities decreased by 103 basis points to 2.79%.
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

	For the six months ended June 30
	2009			2008
	Average	Income/		Average	Income/
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
			(dollars in thousands)
Assets
Interest-bearing demand deposits	$74,516	$152	0.41%	$18,109	$234	2.58%
Federal funds sold	17,470	11	0.13%	17,792	240	2.70%
Securities:
Taxable
U.S. treasuries and government agencies	5,142	74	2.88%	17,649	322	3.65%
Mortgage-backed securities	50,018	1,116	4.46%	49,004	1,182	4.82%
Other securities	92,887	2,189	4.72%	86,141	2,447	5.68%

Total taxable	148,047	3,379	4.57%	152,794	3,951	5.17%
Non-taxable — State and political subdivision (3)	46,623	839	3.60%	54,796	1,013	3.70%
Loans (net of unearned discount ) (1)(2)	1,324,219	37,896	5.72%	1,223,233	42,282	6.91%
Federal Home Loan Bank stock	8,235	24	0.58%	8,119	66	1.63%

Total interest-earning assets (1)	1,619,110	$42,301	5.23%	1,474,843	$47,786	6.48%

Cash and due from banks	20,689			35,159
Premises and equipment	40,095			41,681
Foreclosed assets held for sale, net	8,094			4,342
Equity method investments in common stock	—			—
Cost method investments in common stock	3,260			6,034
Interest receivable	9,069			10,354
Cash surrender value of life insurance	25,847			24,487
Allowance for loan loss	(22,539)			(15,073)
Goodwill	45,065			44,469
Intangible assets	4,429			5,215
Other	25,347			22,680

Total assets	$1,778,466			$1,654,191

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$148,974	$328	0.44%	$137,606	$726	1.06%
Savings deposits	86,633	235	0.54%	83,506	643	1.54%
Money-market deposits	228,444	1,215	1.06%	218,433	2,721	2.49%
Time and brokered time deposits	876,120	15,099	3.45%	773,388	17,787	4.60%
Short-term borrowings	56,977	1,218	4.28%	34,963	583	3.35%
Long term debt	63,093	1,151	4.48%	86,692	2,260	5.17%
Subordinated debenture bonds	61,858	1,967	5.51%	61,858	1,967	6.36%

Total interest-bearing liabilities	1,522,099	$21,213	2.79%	1,396,446	$26,687	3.82%

Demand deposits	142,055			127,183
Interest payable	4,488			6,217
Other liabilities	6,809			7,285
Minority interest	5,409			9,117
Stockholders’ equity	97,606			107,943

Total liabilities and stockholders’ equity	$1,778,466			$1,654,191

Interest spread			2.44%			2.66%
Net interest income		$21,088			$21,099
Net interest margin			2.60%			2.86%
Interest-earning assets to interest-bearing liabilities	106.37%			105.61%

(1)	Non-accrual loans have been included in average loans, net of unearned discount

(2)	Includes loans held for sale

(3)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.

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

	For the six months ended June 30,
	2009 vs. 2008
	Increase (Decrease) Due to
	Change in
	Volume	Rate	Total
Increase (decrease) in interest income:
Interest-bearing bank deposits	$246	$(328)	$(82)
Federal funds sold	(4)	(225)	(229)
Investment securities:
U.S. Treasuries and Agencies	(191)	(57)	(248)
Mortgage-backed securities	24	(90)	(66)
States and political subdivision (1)	(148)	(26)	(174)
Other securities	181	(438)	(257)
Loans (net of unearned discounts)	3,296	(7,683)	(4,387)
Federal Home Loan Bank stock	1	(43)	(42)

Change in interest income (1)	3,405	(8,890)	(5,485)

Increase in interest expense:
Interest-bearing transaction deposits	56	(454)	(398)
Savings deposits	23	(431)	(408)
Money-market deposits	119	(1,625)	(1,506)
Time and brokered time deposits	2,158	(4,846)	(2,689)
Short-term borrowings	439	196	635
Long-term debt and junior subordinated debentures	(625)	(484)	(1,109)

Change in interest expense	2,170	(7,646)	(5,475)

Increase in net interest income (1)	$1,235	$(1,246)	$(11)

(1)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.
Provision for Loan Losses. Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the six months ended June 30, 2009, the provision increased by $6.5 million to $13.1 million, compared with $6.6 million for the same period in 2008. The additional expense was primarily due to further deterioration of the commercial real estate markets in several of the Company’s locations, particularly in southwest Florida, resulting in nonperforming and impaired loan totals in excess of historical averages. In the six months ended June 30, 2009, the Company addressed this issue aggressively by increasing its provision for loans losses. The allowance for loan losses at June 30, 2009 was $28.1 million, or 2.15% of total loans, which increased from $23.5 million or 1.75% of total loans at December 31, 2008. The increase in the allowance for loan losses as of June 30, 2009 was primarily due to the increase in non-performing loans to $63.9 million, or 4.88% of total loans, compared with $38.0 million, or 2.83% of total loans as of December 31, 2008. Impaired loans increased from $72.1 million at December 31, 2008, to $84.8 million at June 30, 2009. A significant portion of these increases reflects several commercial real estate loans to developers who experienced cash flow problems due to a slowing economy and oversupply of commercial properties. Although secured by real estate, the Company anticipates a portion of the loans will eventually be charged off. The Company believes it has adequately reserved for these losses based on circumstances existing as of June 30, 2009.
Noninterest Income. Noninterest income for the six months ended June 30, 2009 decreased $599 thousand to $7.0 million compared with $7.6 million for the same period in 2008. The decrease in noninterest income was primarily due to decreases in brokerage fees, customer service fees, and net gains on sales of available-for-sale securities, primarily offset by net gains on loan sales and other noninterest income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Six Months Ended
	June 30
	2009	2008
Fiduciary activities	$1,301	$1,380
Brokerage fees	558	917
Customer service fees	1,824	2,225
Other service charges and fees	592	434
Net gains on loan sales	1,441	643
Loan servicing fees	300	273
Net increase in cash surrender value of life insurance	511	511
Net gains on sales of available-for-sale securities	—	943
Net gains on sales of equity and cost method investments	—	100
Other	483	183

Total noninterest income	$7,010	$7,609

Brokerage fees for the six months ended June 30, 2009 decreased $359 thousand to $558 thousand compared with $917 thousand for the same period in 2008, due to market-driven fees decreasing with the stock market in general.
Customer service fees for the six months ended June 30, 2009 decreased $401 thousand to $1.8 million compared with $2.2 million for the same period in 2008, primarily due to a decrease in overdraft fees. The sluggish economy and increase in unemployment rates caused customers to more closely monitor their deposit balances, reducing both overdraft occurrences and the associated fees charged by the subsidiary banks.
Net gains on sales of available-for-sale securities for the six months ended June 30, 2009 decreased to a zero balance compared with a net gain of $943 thousand for the same period in 2008, due to the May 2008 sale of one of the Company’s equity investments, resulting in a gain of $943 thousand.
Net gain on loan sales for the six months ended June 30, 2009 increased $798 thousand to $1.4 million compared with $643 thousand for the same period in 2008, primarily due to increased residential mortgage refinancings as a result of the lower interest rate environment.
Other noninterest income for the six months ended June 30, 2009 increased $300 thousand to $483 thousand compared with $183 thousand for the same period in 2008, primarily due to the recovery of previously impaired mortgage servicing rights of approximately $244 thousand.
Noninterest Expense. For the six months ended June 30, 2009, noninterest expense increased $50.6 million to $74.6 million compared with $24.0 million for the same period in 2008, primarily due to goodwill impairment losses, increases in deposit insurance premiums, professional fees, net losses on sales of assets, other than temporary losses on available-for-sale and cost method investments, and amortization of mortgage servicing rights, partially offset by a decrease in salaries and employee benefits.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Six Months Ended
	June 30
	2009	2008
Salaries and employee benefits	$13,311	$13,898
Net occupancy expense	1,760	1,750
Equipment expense	1,658	1,690
Deposit insurance premium	2,340	223
Professional fees	1,717	1,123
Postage and supplies	601	634
Losses (gains) on sales of assets, net	14	(376)
Losses on foreclosed assets, net	1,613	493
Losses on securities, net	—	1
Other than temporary losses on available-for-sale securities and cost method investments	2,546	264
Goodwill impairment losses	44,650	—
Amortization of mortgage servicing rights	354	153
Other	4,081	4,132

Total noninterest expense	$74,645	$23,985

Goodwill impairment losses of $44.6 million were recognized during the six months ended June 30, 2009. Due to the decline in the Company’s stock price and the additional provision for loan losses and increased nonperforming assets at several of its subsidiaries, particularly Royal Palm, the Company hired a valuation specialist to perform an interim valuation of the Company’s goodwill to test for impairment at June 30, 2009. Goodwill is tested for impairment using a two-step process. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. The initial impairment testing indicated potential impairment so the Company was subjected to the second step of goodwill impairment testing. The Company experienced an operating loss in 2008 and operating losses in the first two quarters of 2009 driven by further deterioration in the real estate market in southwest Florida and an overall decline in bank stock valuations in the national markets. The operating losses and the effects of the current economic environment on the valuation of financial institutions and the capital markets had a significant, negative effect on the Company’s fair value. The Company’s analysis resulted in the determination that goodwill was fully impaired on a consolidated basis.
Deposit insurance premiums increased $2.1 million for the six months ended June 30, 2009 to $2.3 million, from $223 thousand for the same period in 2008, primarily due to the FDIC approving an additional special assessment on all institutions’ total assets to be accrued for as of June 30, 2009, as well as the FDIC raising the regular assessment rates charged in 2009.
Professional fees increased $594 thousand for the six months ended June 30, 2009 to $1.7 million, from $1.1 million for the same period in 2008, primarily due to the Company incurring additional legal and consulting fees for the creation and implementation of a capital restoration plan.
Net loss on sale of assets increased $390 thousand for the six months ended June 30, 2009 to $14 thousand, from a net gain of $376 thousand for the same period in 2008, primarily due to HNB Financial’s sale of a vacant lot in the first half of 2008.
Net losses on foreclosed assets increased $1.1 million for the six months ended June 30, 2009 to a net loss of $1.6 million, from a net loss of $493 thousand for the same period in 2008, primarily due to the Company recognizing a permanent write-down of a Florida property during the second quarter 2009 and due to the reduction in carrying values of foreclosed properties held by Royal Palm and Heartland Bank.
Other than temporary losses on available-for-sale securities and cost method investments for the six months ended June 30, 2009 increased to $2.5 million compared to $264 thousand for the same period in 2008. The Company recognized other-than-temporary impairment charges on four of its investments in stock of other financial institutions during the second quarter of 2009. These impairments were determined based on the difference between the Company’s carrying value and quoted market prices or other available financial information for the stocks as of June 30, 2009. In making the determination of impairment for each of these investments, the Company considered the duration of the loss, prospects for recovery in a reasonable period of time and the significance of the loss compared to carrying value. Included in the first half 2009 losses was the Company’s total investment of $695 thousand in Integrity Bank of Jupiter, Florida, which was closed by the FDIC on July 31, 2009.

Salaries and employee benefits decreased $587 thousand for the six months ended June 30, 2009 to $13.3 million, from $13.9 million for the same period in 2008, primarily due to severance payments associated with the change in management personnel at Royal Palm in the first half of 2008, as well as staff reductions at Royal Palm and Heartland. As a percent of average assets, annualized salaries and employee benefits decreased to 1.51% for the six months ended June 30, 2009, compared to 1.69% for the same period in 2008.
Income Tax Expense (Benefit). Income tax benefit for the six months ended June 30, 2009 was $5.8 million compared to income tax expense of $1.1 million for the same period in 2008.
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
Financial Condition
June 30, 2009 Compared to December 31, 2008
Loan Portfolio. Total loans, including loans held for sale, decreased $34.5 million or 2.6% to $1.31 billion as of June 30, 2009 from $1.34 billion as of December 31, 2008. The Company’s subsidiary banks experienced decreased loan balances in the first half of 2009 due to seasonal fluctuations, debt paydowns, stricter underwriting standards, and the stagnant economy and the fear of recession causing potential borrowers to reduce their spending. At June 30, 2009 and December 31, 2008, the ratio of total loans to total deposits was 91.8% and 91.9%, respectively. For the same periods, total loans represented 75.0% and 75.7% of total assets, respectively.
The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial and financial	$228,832	17.48%	$235,438	17.52%
Agricultural	57,919	4.42%	68,192	5.07%
Real estate — farmland	111,064	8.48%	111,244	8.28%
Real estate — construction	204,771	15.64%	238,922	17.78%
Real estate — commercial	242,845	18.55%	214,317	15.95%
Real estate — residential (1)	338,790	25.88%	343,627	25.58%
Installment loans to individuals	125,064	9.55%	132,000	9.82%

Total loans	1,309,285	100.00%	1,343,740	100.00%

Allowance for loan losses	28,089		23,467

Total loans, including loans held for sale, net of allowance for loan losses	$1,281,196		$1,320,273

(1)	Includes loans held for sale
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
Total nonperforming loans increased to $63.9 million as of June 30, 2009 from $38.0 million as of December 31, 2008, while total nonperforming loans and nonperforming other assets increased to $74.8 million as of June 30, 2009 from $48.0 million as of December 31, 2008. Impaired loans increased from $72.1 million at December 31, 2008 to $84.8 million at June 30, 2009. A significant portion of these increases is the result of the continued deterioration of the commercial and residential real estate market in southwest Florida, but approximately $10.4 million is attributable to a single commercial real estate loan by Mercantile Bank to a developer who experienced cash flow problems due to a slowing economy and oversupply of commercial properties. The loan is secured by land in western Missouri, and Mercantile Bank is actively working with the developer to identify potential purchasers of the property. The Company anticipates a portion of the impaired loans will eventually be charged off, but believes it has adequately reserved for these losses based on circumstances existing as of June 30, 2009.

Nonperforming other assets is comprised primarily of the carrying value of several foreclosed commercial real estate properties in the Midwest and Florida that the Company intends to sell, with the carrying value representing management’s assessment of the net realizable value in the current market. The ratio of nonperforming loans to total loans increased to 4.88% as of June 30, 2009, from 2.83% as of December 31, 2008. The ratio of nonperforming loans and nonperforming other assets to total loans increased to 5.72% as of June 30, 2009 from 3.57% as of December 31, 2008.
The following table presents information regarding nonperforming assets at the dates indicated:

	June 30,	December 31,
	2009	2008
Nonaccrual loans
Commercial and financial	$784	$762
Agricultural	66	234
Real estate — farmland	459	—
Real estate — construction	34,509	25,948
Real estate — commercial	7,832	1,361
Real estate — residential	14,501	5,455
Installment loans to individuals	254	337

Total nonaccrual loans	58,405	34,097

Loans 90 days past due and still accruing	5,017	3,856
Restructured loans	453	58

Total nonperforming loans	63,875	38,011

Repossessed assets	9,884	10,015
Other assets acquired in satisfaction of debt previously contracted	—	—

Total nonperforming other assets	9,884	10,015

Total nonperforming loans and nonperforming other assets	$73,759	$48,026

Nonperforming loans to loans, before allowance for loan losses	4.88%	2.83%

Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	5.63%	3.57%

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
The allowance for loan losses increased $4.6 million to $28.1 million as of June 30, 2009 from $23.5 million as of December 31, 2008. Provision for loan losses was $13.1 million and net charge-offs were $8.5 million for the six months ended June 30, 2009. The allowance for loan losses as a percent of total loans increased to 2.15% as of June 30, 2009 from 1.75% as of December 31, 2008. The increase was due to further deterioration of the commercial real estate markets in several of the Company’s locations, particularly in southwest Florida, resulting in nonperforming and impaired loan totals in excess of historical averages. As a percent of nonperforming loans, the allowance for loan losses decreased to 44% as of June 30, 2009 from 62% as of December 31, 2008. The Company believes it has adequately reserved for potential losses based on circumstances existing as of June 30, 2009.
The following table presents for the periods indicated an analysis of the allowance for loan losses and other related data:

	As of and for	As of and for
	the Six Months	the Year Ended
	Ended June 30,	December 31,
	2009	2008
Average loans outstanding during year	$1,324,219	$1,274,660

Allowance for loan losses:
Balance at beginning of year	$23,467	$12,794

Loans charged-off:
Commercial and financial	658	5,447
Agricultural	34	147
Real estate — farmland	—	—
Real estate — construction	6,199	4,082
Real estate — commercial	732	2,276
Real estate — residential	492	823
Installment loans to individuals	743	901

Total charge-offs	8,858	13,676

Recoveries:
Commercial and financial	10	296
Agricultural	39	15
Real estate — farmland	80	—
Real estate — construction	32	1
Real estate — commercial	6	43
Real estate — residential	26	46
Installment loans to individuals	142	103

Total recoveries	335	504

Net charge-offs	8,523	13,172
Provision for loan losses	13,145	23,845

Balance at end of year	$28,089	$23,467

Allowance for loan losses as a percent of total loans outstanding at year end	2.15%	1.75%

Allowance for loan losses as a percent of total nonperforming loans	43.97%	61.74%

Ratio of net charge-offs to average total loans	0.64%	1.03%

Securities. The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality. Where the Company has less than majority ownership interests in banking organizations that are publicly traded, it continuously adjusts its common stock investments to their current market value through the securities portfolio as an unrealized gain or loss on available-for-sale securities. During the second quarter of 2009, the Company recognized a permanent impairment on two of its investments in stock of other financial institutions due to the investments’ stock prices remaining below cost basis for more than six months and other factors.
The Company has classified securities as both available-for-sale and held-to-maturity as of June 30, 2009. Available-for-sale securities are held with the option of their disposal in the foreseeable future to meet investment objectives, liquidity needs or other operational needs. Securities available-for-sale are carried at fair value. Held-to-maturity securities are those securities for which the Company has the positive intent and ability to hold until maturity, and are carried at historical cost adjusted for amortization of premiums and accretion of discounts.
As of June 30, 2009, the fair value of the available for-sale securities was $186.6 million and the amortized cost was $182.0 million for an unrealized gain of $4.6 million. The after-tax effect of this unrealized gain was $3.1 million and has been included in stockholders’ equity. As of December 31, 2008, the fair value of the available-for-sale securities was $185.2 million and the amortized cost was $181.8 million for an unrealized gain of $3.4 million. Fluctuations in net unrealized gains and losses on available-for-sale securities are due primarily to increases or decreases in prevailing interest rates for the types of securities held in the portfolio.
As of June 30, 2009, the amortized cost of held-to-maturity securities was $7.2 million, a decrease of $1.7 million from the December 31, 2008 amortized cost of $8.9 million.
The Company owns approximately $3.5 million of Federal Home Loan Bank of Chicago stock included in other assets. During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The Federal Home Loan Bank will continue to provide liquidity and funding through advances, however the draft order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. With regard to dividends, the Federal Home Loan Bank continues to assess its dividend capacity each quarter and make appropriate request for approval. There were no dividends paid by the Federal Home Loan Bank of Chicago during the second quarter of 2009.
Foreclosed Assets Held for Sale. At June 30, 2009, foreclosed assets decreased $206 thousand or 2.1% to $9.8 million from $10.0 million as of December 31, 2008. Included in the $9.8 million at June 30, 2009 were several properties in the Florida market with a carrying value of $2.9 million, and properties with a carrying value of $4.9 million in the Georgia and the Arkansas markets. In the second quarter of 2009, the Company wrote off a property within the Florida market representing Royal Palm Bank’s interest in a participation agreement among several banks in a loan to develop a resort property in Florida. The borrower defaulted and the lead bank in the participation agreement foreclosed on the property in 2007. The Company’s carrying value of this property was $1.1 million prior to being written off. One of the other participants has filed a lawsuit in federal court seeking to have an equitable lien established to force a sale of the property, with the plaintiff recovering its debt before any of the other participants. Should the court rule in favor of the plaintiff, it is possible that the Company would not receive sufficient proceeds to recover its carrying value of $1.1 million. After evaluating the circumstances involved in this case and currently available information, the Company has concluded that its carrying value on this property should be written off completely.
Deposits. Total deposits decreased $35.5 million or 2.43% to $1.43 billion as of June 30, 2009 from $1.46 billion as of December 31, 2008. Noninterest-bearing deposits increased $4.4 million or 3.2% to $143.9 million as of June 30, 2009 from $139.5 million as of December 31, 2008, while interest-bearing deposits decreased $39.9 million or 3.0% to $1.28 billion as of June 30, 2009 from $1.32 billion as of December 31, 2008. The majority of the overall decrease in deposits during the first half of 2009 was due to the Company utilizing short-term advances from the Federal Discount Window in efforts to replace higher costing wholesale deposits, which were allowed to runoff.
Borrowings. The Company utilizes borrowings to supplement deposits in funding its lending and investing activities. Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, U. S. Treasury demand notes, short-term advances from the Federal Home Loan Bank, short term advances from the Federal Discount Borrower in Custody line (“Federal BIC line”), and demand notes and a note payable with a local financial institution. Long-term debt consists of long-term advances from the Federal Home Loan Bank, notes payable with a local financial institution, and junior subordinated debentures.
As of June 30, 2009, short-term borrowings were $85.0 million, an increase of $35.8 million from $49.2 million as of December 31, 2008. The increase in short-term borrowings is primarily attributable to the reclassification from long-term to short-term of a $15.1 million note payable that matures in November 2009, and the Company’s use of the Federal BIC line as a strategy to shift into lower cost, short-term funding sources. The Company’s Federal BIC line increased $26.5 million from December 31, 2008 to June 30, 2009, partially offset by the repayment of approximately $3.0 million in U.S. Treasury demand notes and the repayment of a short-term advance from the Federal Home Loan Bank of $2.0 million. Included in short-term borrowings at June 30, 2009 was a $15.1 million note payable to Great River Bancshares, Inc. (“Great River”), which is owned by a significant shareholder of the Company. Interest is payable quarterly at an annual rate of 7.5%, with the balance due at maturity on November 10, 2009. The Company also had two secured demand notes held by Great River totaling $11.6 million with interest payable quarterly at annual rates of 7.5%. On April 30, 2009 the Company entered into an agreement with Great River which amends and restates an original loan agreement to enable the Company to borrow funds on a revolving basis, to grant Great River additional collateral, and to restructure the indebtedness represented by the above-mentioned secured demand notes as a revolving loan. The aggregate principal of the revolving loan may not exceed $15 million. Advances on the revolving loan will be made upon the request of the Company but subject to Great River’s determination to make such advances in its sole and absolute discretion. Interest on the revolving loan will be payable quarterly beginning August 10, 2009, and then thereafter on each February 10, May 10, August 10 and November 10 of each year at the rate of 7.5% per annum. The revolving loan may be prepaid without penalty. The default rate for the revolving loan has increased from 2% over the existing rate to 5% over the existing rate.
Long-term borrowings were $58.5 million as of June 30, 2009, a decrease of $26.1 million from $84.6 million as of December 31, 2008, primarily due to the reclassification from long-term to short-term of a $15.1 million note payable that matures in November 2009. Included in long-term borrowings as of June 30, 2009 were long-term FHLB borrowings totaling $49.5 million, with maturities ranging from the years 2009 to 2017 and interest rates ranging from 1.55% to 5.30%. Also included in long-term borrowings as of June 30, 2009 were two term notes payable totaling $7.1 million that are held by Great River. Interest is payable quarterly at an annual rate of 7.5%. Principal payments of $125,000 on each note are due on December 31, 2009, March 31, 2010 and June 30, 2010, with the balance due at maturity on August 31, 2010. These term notes payable have various covenants including ratios relating to the Company’s capital, allowance for loan losses, non-performing assets, and debt service coverage. On August 7, 2009, the Company entered into a waiver of the loan agreement with Great River to address the Company’s breaches of these covenants at June 30, 2009. The waiver provides that Great River waives the breaches of these financial covenants and amends the loan agreement as follows: (a) the Company will maintain a consolidated fixed charge coverage ratio of at least 0.5 to 1.00 for the period from January 1, 2009 through September 30, 2009, as measured on September 30, 2009; (b) the Company will maintain as of the last day of each calendar month a stockholders’ equity (equal to or greater than) $45.4 million; and (c) the will not permit, without Great River’s consent, the aggregate amount of non-performing assets of all subsidiary banks on a combined basis to equal or exceed (i) 50% of the then primary capital of all subsidiary banks at any time from August 7, 2009 to August 31, 2009, (ii) 36% of the then primary capital of all subsidiary banks at any time from September 1, 2009 through September 30, 2009, and (iii) 18% of the then primary capital of all subsidiary banks at any time from and after October 1, 2009. At June 30, 2009, the Company’s ratio of non-performing assets to primary capital of subsidiary banks was 43.0% and the fixed charge coverage ratio was (0.62%).
Junior subordinated debentures were $61.9 million at June 30, 2009 and December 31, 2008. Maturities ranged from the years 2035 to 2037 (callable at the Company’s option in 2011, 2015 and 2017), and interest rates ranged from 2.88% to 7.17%. In June 2009 the Company decided to defer regularly scheduled interest payments on its outstanding $61.9 million of junior subordinated notes relating to its trust preferred securities. The terms of the junior subordinated notes and the trust documents allow the Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. As previously disclosed, the Company had suspended the payment of cash dividends on its outstanding common stock. The Company believes that the deferral of interest payments on the junior subordinated notes and the suspension of cash dividend payments on its common stock will generate approximately $5.6 million per year in additional cash flow (compared with the continuing level of interest and dividend payments in 2008) and serve to strengthen its capital ratios and those of its subsidiary banks until those banks return to a sufficient level of profitability.
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
The Company’s most liquid assets are cash and due from banks, interest-bearing demand deposits, and federal funds sold. The balances of these assets are dependent on the Company’s operating, investing, lending, and financing activities during any given period. As of June 30, 2009, cash and cash equivalents totaled $101.0 million, an increase of $11.2 million from $89.8 million as of December 31, 2008. This increase was the result of normal fluctuations in the Company’s cash flow requirements for deposit withdrawals.
The Company’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayment, sales of loans, and capital funds. Additional liquidity is provided by bank lines of credit and term debt, repurchase agreements, junior subordinated debentures and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank.
As noted in the “Borrowings” section of this filing, the Company had $22.2 million in term notes payable and demand notes totaling $11.6 million as of June 30, 2009 with Great River Bancshares, Inc. (“Great River”). The Great River debt is secured by all outstanding shares of common stock of the subsidiary banks, as well as the common stock of the minority-owned banks. Except for the Company’s Tier 1 leverage ratio, as discussed in the “Capital Resources” section of this filing, the Company’s and its subsidiary banks’ regulatory capital ratios are adequately or well capitalized and the debt service is being provided by dividends from a majority of the subsidiary banks.
On April 30, 2009 the Company entered into an agreement with Great River which amended and restated an original loan agreement to enable the Company to borrow funds on a revolving basis, to grant Great River additional collateral, and to restructure the indebtedness represented by two secured demand notes as a revolving loan. The amended loan agreement modified certain financial covenants as follows: (a) the Company will maintain a consolidated fixed charge coverage ratio of at least 0.5 to 1.00 for the period from January 1, 2009 through June 30, 2009, 0.5 to 1.00 for the period from January 1, 2009 through September 30, 2009; and 1.10 to 1.00 for each four consecutive fiscal quarter period ending on or after December 31, 2009, (b) the Company will maintain as of the last day of each calendar month a stockholders’ equity greater than $90 million less any write-down of goodwill from March 13, 2009, to that date, (c) the Company will not declare or pay any dividends on its capital stock without Great River’s consent, and (d) the Company will not permit, without Great River’s consent, the aggregate amount of non-performing assets of all subsidiary banks on a combined basis to equal or exceed 36% of the then primary capital of all subsidiary banks at any time from the date of the amended loan agreement through September 30, 2009, or 18% of the then primary capital of all subsidiary banks at any time from and after October 1, 2009.
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
The waiver will be terminated upon the earliest to occur of the following:
-	the occurrence of an event of default under any of the loan agreements;

-	the Company should fail to perform any additional covenant;

-	any changes in regulatory agreements;

-	the Company, any subsidiary holding company or any subsidiary bank being placed in receivership or being taken over by any regulatory agency;

-	the note holder determines in its sole discretion that there has been any change in the business operations or condition, financial or otherwise, of the Company, any subsidiary holding company, any subsidiary bank or any consolidated subsidiary that could have a material adverse effect; or

-	September 30, 2009
As of June 30, 2009, the Company was in breach of the following financial covenants under the loan agreement for the Great River debt: (a) maintaining a consolidated fixed charge coverage ratio of at least 0.5 to 1.00 for the period from January 1, 2009 through June 30, 2009, (b) not permitting, without Great River’s consent, the aggregate amount of non-performing assets of all subsidiary banks on a combined basis to equal or exceed 36% of the then primary capital of all subsidiary banks at any time from the date of the loan agreement through September 30, 2009,

(c) maintaining an adequately capitalized rating for the Company under regulatory guidelines and (d) maintaining a well capitalized rating for each of the Company’s subsidiary banks under regulatory guidelines.
On August 10, 2009, the Company entered into a waiver of the loan agreement with Great River to address the Company’s breaches of these covenants at June 30, 2009. The waiver provides that Great River waives the breaches of these financial covenants and amends the loan agreement as follows: (a) the Company will maintain a consolidated fixed charge coverage ratio of at least 0.5 to 1.00 for the period from January 1, 2009 through September 30, 2009, as measured on September 30, 2009; (b) the Company will maintain as of the last day of each calendar month a stockholders’ equity equal to or greater than $45.4 million; and (c) the Company will not permit, without Great River’s consent, the aggregate amount of non-performing assets of all subsidiary banks on a combined basis to equal or exceed (i) 50% of the then primary capital of all subsidiary banks at any time from August 10, 2009 to August 31, 2009, (ii) 36% of the then primary capital of all subsidiary banks at any time from September 1, 2009 through September 30, 2009, and (iii) 18% of the then primary capital of all subsidiary banks at any time from and after October 1, 2009. In addition, the waiver provides that any event of default that may result from the Company’s failure to maintain adequately capitalized status or Royal Palm Bank’s failure to maintain well capitalized status is waived through, and including, August 31, 2009.
The Board of Directors of the Company has created a Special Committee to develop, evaluate and oversee strategic alternatives for the Company, which may include asset sales, rationalization of non-core business operations, capital raising and other recapitalization transactions. The Special Committee has engaged financial and legal advisors to assist it with its evaluation and oversight.
If additional capital or new debt cannot be obtained by September 30, 2009, or if either the Company fails to maintain adequately capitalized status or Royal Palm Bank fails to maintain well capitalized status after August 31, 2009, the Company will likely be in non-compliance of certain covenants and the debt totaling $33.8 million would be due on demand. If this occurs, the Company’s contingency plan includes various options. The options would include modifying/restructuring the existing loan or negotiating a new waiver. In addition, the Special Committee is evaluating other strategic alternatives to facilitate either retiring Great River debt, in whole or in part, or otherwise keeping the Company in compliance with the covenants under the loan agreement for the Great River debt.
Capital Resources
Other than the option of issuing common stock, the Company’s primary source of capital is net income retained by the Company. During the six months ended June 30, 2009, the Company had a net loss of $52.9 million and paid no dividends to stockholders. During the year ended December 31, 2008, the Company incurred a net loss of $8.8 million and paid dividends of $2.1 million to stockholders. As of June 30, 2009, total Mercantile Bancorp, Inc. stockholders’ equity was $47.0 million, a decrease of $52.0 million from $99.0 million as of December 31, 2008. This decrease was primarily due to the goodwill impairment loss recognized in the second quarter of 2009.
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
In accordance with FAS 142, the Company tests goodwill for impairment on an annual basis at minimum. In consideration of the increasingly uncertain economic environment, significant continued decline in market capitalization, and continued elevated credit losses, the Company performed an interim valuation of its goodwill as of June 30, 2009. The Company’s analysis included comparable merger and acquisition transactions, discounted cash flow and present value analysis, dilution analysis, premium-to-market analysis and representative potential acquisition modeling. The Company determined that goodwill was fully impaired, and recorded a $44.6 million non-cash charge to reflect the impairment. This charge had no effect on the Company’s cash balances or liquidity. In addition, because goodwill is not included in the calculation of regulatory capital ratios, the Company’s regulatory ratios are not adversely affected by this impairment, with the exception of the Tier 1 leverage ratio, which was reduced below the 4% adequately capitalized level due to the limitation of trust preferred securities includible in Tier 1 capital. As a result of the impairment charge, the Company has no goodwill remaining on its balance sheet as of June 30, 2009.
The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of June 30, 2009, the Company exceeds these regulatory capital guidelines, except for its Tier 1 leverage ratio, which was 3.46%. The Tier 1 leverage ratio fell below the 4% adequately capitalized level due to the goodwill impairment charge of $44.6 million in the second quarter of 2009, which reduced the amount of trust preferred securities includible in Tier 1 capital. The Company’s Tier 1 risk-based capital ratio of 4.52% and total risk-based capital ratio of 9.04% both exceeded the regulatory minimums. Likewise, the individual ratios for each of the Company’s bank subsidiaries also exceed the regulatory guidelines.
The Company’s Board of Directors has initiated a process to identify and evaluate a broad range of strategic alternatives to further strengthen the Company’s capital base and enhance shareholder value. These strategic alternatives may include asset sales, rationalization of non-business operations, capital raising and other recapitalization transactions. As part of this process, the Board has created a special committee (the “Special Committee”) of independent directors to develop, evaluate and oversee any strategic alternatives that the Company may pursue. The Special Committee has retained outside financial and legal advisors to assist it with its evaluation and oversight. There can be no assurance that the exploration of strategic alternatives will result in any particular course of action or otherwise as to its outcome. The Company undertakes no obligation to make any further announcements regarding the exploration of strategic alternatives unless and until a final decision is made.
Regulatory Matters
In connection with regular examinations of the Company, Royal Palm Bank and Heartland Bank by the Federal Reserve Bank of St. Louis (“FRB”), the FDIC and Florida Office of Financial Regulation (“FOFR”), various actions were taken by the regulatory agencies.
A cease and desist order (“CDO”) is a formal action by the FDIC requiring a bank to take corrective measures to address deficiencies identified by the FDIC. The bank can continue to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions. All customer deposits remain fully insured to the maximum limits set by the FDIC.
A Memorandum of Understanding (“MOU”) agreement is characterized by regulatory authorities as an informal action that is neither published nor made publicly available by the agencies and is used when circumstances warrant a milder form of action than a formal supervisory action, such as a cease and desist order.
On March 10, 2009, the Company received a notice from the FRB of its intent to issue an MOU, which was signed by the Company’s Board of Directors on March 17, 2009. Under the terms of the MOU, the Company is expected to, among other things, provide its subsidiary banks with financial and managerial resources as needed, submit capital and cash flow plans to the FRB and provide periodic performance updates to the FRB. In addition, the Company is prohibited from paying any special salaries or bonuses to insiders, paying dividends, paying interest related to trust preferred securities, or incur any additional debt, without the prior written approval of the FRB. On July 31, 2009, the Company submitted to the FRB a three-year strategic and capital plan designed to strengthen the Company’s and its subsidiaries’ operations and capital position going forward. The plan reflects the current challenges with respect to capital and the difficulties in projecting the impact of the economic weakness in the Company’s markets on its loan portfolio, as well as strategies to maintain the financial strength of the Company and its subsidiaries.
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
In May 2009, Royal Palm Bank entered into a stipulation and consent to the issuance of a CDO with the FDIC and FOFR. The CDO was issued and became effective May 30, 2009. Under the CDO, Royal Palm agreed, among other things, to provide certain information to each supervisory authority including, but not limited to, notification of plans to add any individual to the board of directors or employ any individual as a senior executive officer, financial performance updates, loan performance updates, written plan for improved earnings, written capital plan, written contingency funding plan, written strategic plan, and written reports of progress. In addition, Royal Palm agreed not to declare any dividends or make any distributions of capital without the prior approval of the supervisory authorities, and to maintain its Tier 1 Leverage Capital Ratio at no less than 8.0%, the Tier 1 Risk Based Capital Ratio at no less than 10.0%, and Total Risk Based Capital Ratio at no less than 12.0%.
At June 30, 2009, Royal Palm Bank’s Tier 1 Leverage Ratio was 4.38% and Total Risk Based Capital Ratio was 8.60%. As specified in the CDO, Royal Palm Bank notified the supervisory authorities within 10 days of the determination of the ratios. The Company currently anticipates that Royal Palm Bank will not meet the regulatory capital ratio targets set forth in the CDO by September 30, 2009, but the Company’s capital plan contemplates bringing Royal Palm Bank into compliance with these targets by December 31, 2009.
On March 9, 2009, Heartland signed a CDO with the FDIC. Under the terms of the CDO, Heartland agreed to, among other things, prepare and submit plans and reports to the FDIC regarding certain matters including, but not limited to, progress reports detailing actions taken to secure compliance with all provisions of the order, loan performance updates as well as a written plan for the reduction of adversely classified assets, a revised comprehensive strategic plan, and a written profit plan and comprehensive budget. In addition, Heartland agreed not to declare any dividends without the prior consent of the FDIC and to maintain its Tier 1 capital ratio at no less than 8.0% and maintain its Total Risk Based Capital at no less than 12.0%. At June 30, 2009, Heartland’s Tier 1 Leverage Ratio was 8.24% and Total Risk Based Capital Ratio was 12.34%.
No fines or penalties were imposed as a result of the CDO’s at Royal Palm and Heartland.
The Company, Royal Palm Bank, and Heartland are committed to ensuring that the requirements of the regulatory agreements are met in a timely manner.
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
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
     The Company and certain of its banking subsidiaries are subject to regulatory enforcement actions. In connection with regular examinations of the Company, Royal Palm Bank and Heartland by the Federal Reserve Bank of St. Louis (“FRB”), the FDIC and Florida Office of Financial Regulation (“FOFR”), various actions were taken by the regulatory agencies. The Company has been subject to a Memorandum of Understanding with the FRB since March 2009. Royal Palm Bank entered into a Memorandum of Understanding with the FDIC and FOFR in October 2008, then signed a cease and desist order with the FDIC on May 30, 2009. Heartland signed a cease and desist order with the FDIC on March 9, 2009. As a result, the Company, Royal Palm Bank and Heartland are subject to additional regulatory requirements. While the Company, Royal Palm Bank and Heartland are committed to ensuring compliance with these regulatory enforcement actions, there is no assurance they will remain compliant. Further, there is no assurance that the regulatory agencies will not take further more stringent enforcement actions with regard to the Company and/or any or all of its banking subsidiaries.
     The Company has been in noncompliance with certain loan covenants with its primary lender. The Company’s notes payable with Great River Bancshares, Inc. have various covenants including ratios relating to the Company’s capital, allowance for loan losses, return on assets, non-performing assets and debt service coverage. The Company has been in noncompliance with the non-performing assets covenant, the fixed charge coverage ratio covenant and the capital adequacy covenant. The Company received a waiver in March 2009 from the lender relating to the debt covenant violations through September 30, 2009. This waiver was modified on April 30, 2009, and further modified on August 10, 2009, with the waiver for certain loan covenants extended through August 31, 2009. If the Company is not in compliance with such covenants after August 31, 2009, the lender could require repayment of the notes before their otherwise stated maturity. In such a case, the Company would be compelled to obtain funding to make the repayment or suffer a default under the notes or to obtain a further waiver. While the Company is executing steps towards remaining in compliance with the covenants and developing a capital and debt restructuring plan, there is no assurance the Company will be in compliance with the covenants after August 31, 2009, would be able to obtain a further waiver (if needed), or be able to execute on the capital and debt restructuring plan effectively prior to September 1, 2009.
Other than the foregoing, there are no material changes from the risk factors previously discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and Form 10-Q for the quarter ended March 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities.

There were the following issuer purchases of equity securities (i.e., the Company’s common stock) during the three months ended June 30, 2009:

			Total Number of Shares	Maximum Approximate
Second Quarter	Total Number of		Purchased as Part of	Dollar Value of Shares that
2009 Calendar	Shares Purchased	Average Price	Publicly Announced	May Yet Be Purchased Under
Month	(1)	Paid per Share (1)	Plans or Programs (2)	the Plans or Programs (3)
April	0	N/A	0	$8,128,000
May	0	N/A	0	$8,128,000
June	0	N/A	0	$8,128,000
Total	0	N/A	0

(1)	The total number of shares purchased and the average price paid per share include, in addition to other purchases, shares purchased in the open market and through privately negotiated transactions by the Company’s 401(k) Profit Sharing Plan. For the months indicated, there were no shares purchased by the Plan.

(2)	Includes only shares subject to publicly announced stock repurchase program, i.e. the $10 million stock repurchase program approved by the Board on August 15, 2005 and announced on August 17, 2005 (the “2005 Repurchase Program”). Does not include shares purchased by the Company’s 401(k) Profit Sharing Plan.

(3)	Dollar amount of repurchase authority remaining at month-end under the 2005 Repurchase Program, the Company’s only publicly announced repurchase program in effect at such dates. The 2005 Repurchase Program is limited to 883,656 shares (10% of the number of outstanding shares on the date the Board approved the program, adjusted for the three-for-one stock split in June of 2006 and the three-for-two split in December of 2007) but not to exceed $10 million in repurchases.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
On May 18, 2009, the Company held its Annual Meeting of Stockholders for the purposes of (1) electing the directors of the Company and (2) considering and acting upon ratification of the selection of the accounting firm of BKD, LLP as the independent auditors of the Company for the year ending December 31, 2009.
The stockholders elected the following individuals to serve as directors of the Company until the 2010 Annual Meeting of the Stockholders and until their respective successors are duly elected and qualified or until their respective earlier resignation or removal.

	For	Withheld
Ted T. Awerkamp	6,573,671	353,950
Julie A. Brink	6,512,299	415,322
Michael J. Foster	6,595,990	353,950
Alexander J. House	6,670,861	256,760
William G. Keller, Jr.	4,027,713	2,899,908
Dennis M. Prock	6,564,610	363,011
James A. Senty	6,708,401	219,220
James W. Tracy	6,596,102	331,579
John R. Spake was a shareholder nominee for director and received 2,681,459 votes in favor of his election and none were withheld. He was not elected by the stockholders at the annual meeting. Following the conclusion of the meeting, as previously disclosed, the new Board of Directors met and voted to amend the by-laws of the Company to expand the number of voting directors from eight to nine, and elected Mr. Spake to serve as an additional director of the Company until the 2010 annual meeting.
The stockholders ratified the selection of BKD, LLP as the Company’s auditors for the year ending December 31, 2009 by the following vote: 6,671,659, for; 135,108, against; and 120,855 abstentions.

Item 5. Other Information
None
Item 6. Exhibits

Exhibit
Number	Identification of Exhibit
3.1	Bylaws of Mercantile Bancorp, Inc. restated and adopted June 16, 2009, filed herewith

10.1	Indenture dated August 25, 2005 between Mercantile Bancorp, Inc. and Wilmington Trust Company, as trustee, filed herewith.

10.2	Junior Subordinated Indenture dated July 13, 2006 between Mercantile Bancorp, Inc. and Wilmington Trust Company, as trustee, filed herewith.

10.3	Indenture dated July 13, 2006 (Fixed/Floating Rate Junior Subordinated Debt Securities Due 2036) between Mercantile Bancorp, Inc. and Wilmington Trust Company, as trustee, filed herewith.

10.4	Junior Subordinated Indenture dated August 30, 2007 between Mercantile Bancorp, Inc. and Wilmington Trust Company, as trustee, filed herewith.

10.5	Fourth Amended and Restated Loan Agreement Waiver and Amendment dated August 10, 2009, filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2009	By:	/s/ Ted T. Awerkamp
Ted T. Awerkamp
President and Chief Executive Officer (principal executive officer)

Date: August 14, 2009	By:	/s/ Michael P. McGrath
Michael P. McGrath
Executive Vice President, Treasurer, Secretary and Chief Financial Officer (principal financial officer/ principal accounting officer)