Form 10-Q
period 2009-09-30
Mercantile Bancorp, Inc.
filed 2009-11-25
CIK 1289701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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
As of November 24, 2009 the number of outstanding shares of Common Stock, par value $0.4167 per share was 8,703,330.

MERCANTILE BANCORP, INC.
FORM 10-Q

Exhibits

Section 302 Certifications
Section 906 Certifications

PART I
FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.
MERCANTILE BANCORP, INC.
Consolidated Balance Sheets
(In thousands, except par value and share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash and due from banks	$18,397	$67,595
Interest-bearing demand deposits	69,276	16,812
Federal funds sold	13,734	5,414

Cash and cash equivalents	101,407	89,821

Available-for-sale securities	194,851	185,192
Held-to-maturity securities (fair values of $6,776 and $9,101)	6,577	8,905
Loans held for sale	1,984	4,366
Loans, net of allowance for loan losses of $27,427 and $23,467	1,250,551	1,315,907
Interest receivable	9,768	10,240
Foreclosed assets held for sale, net	14,205	9,959
Federal Home Loan Bank stock	7,585	8,213
Cost method investments in common stock	1,580	3,314
Deferred income taxes	12,026	9,181
Mortgage servicing rights	1,315	959
Cash surrender value of life insurance	27,108	25,278
Premises and equipment	39,085	40,616
Goodwill	—	44,653
Core deposit and other intangibles	3,630	4,002
Other	14,133	14,377

Total assets	$1,685,805	$1,774,983

Liabilities
Deposits
Demand	$155,457	$139,486
Savings, NOW and money market	436,440	431,596
Time	688,302	672,763
Brokered time	145,546	218,431

Total deposits	1,425,745	1,462,276

Short-term borrowings	72,734	49,227
Long-term debt	58,552	84,661
Junior subordinated debentures	61,858	61,858
Interest payable	4,992	4,280
Other	11,018	7,989

Total liabilities	1,634,899	1,670,291

Commitments and Contingent Liabilities

Equity
Mercantile Bancorp, Inc. stockholders’ equity
Common stock, $0.42 par value; authorized 14,000,000 shares;
Issued — 8,887,113 shares at September 30, 2009 and December 31, 2008
Outstanding — 8,703,330 shares at September 30, 2009 and December 31, 2008	3,629	3,629
Additional paid-in capital	11,919	11,919
Retained earnings	29,361	83,642
Accumulated other comprehensive income	3,973	2,062

	48,882	101,252

Treasury stock, at cost
Common; 183,783 shares at September 30, 2009 and December 31, 2008	(2,295)	(2,295)

Total Mercantile Bancorp, Inc. stockholders’ equity	46,587	98,957

Noncontrolling interest	4,319	5,735

Total equity	50,906	104,692

Total liabilities and equity	$1,685,805	$1,774,983

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest and Dividend Income
Loans
Taxable	$18,525	$20,739	$56,025	$62,672
Tax exempt	182	182	578	531
Securities
Taxable	1,574	1,881	4,953	5,832
Tax exempt	415	487	1,254	1,500
Federal funds sold	5	97	16	337
Dividends on Federal Home Loan Bank Stock	18	20	42	86
Deposits with financial institutions and other	108	119	260	353

Total interest and dividend income	20,827	23,525	63,128	71,311

Interest Expense
Deposits	7,177	9,905	24,054	31,782
Short-term borrowings	636	217	1,854	800
Long-term debt and junior subordinated debentures	1,437	1,723	4,555	5,950

Total interest expense	9,250	11,845	30,463	38,532

Net Interest Income	11,577	11,680	32,665	32,779

Provision for Loan Losses	5,591	4,480	18,736	11,083

Net Interest Income After Provision For Loan Losses	5,986	7,200	13,929	21,696

Noninterest Income
Fiduciary activities	652	673	1,953	2,053
Brokerage fees	382	481	940	1,398
Customer service fees	1,088	1,007	2,912	3,232
Other service charges and fees	313	290	905	724
Net gains on loan sales	299	181	1,740	824
Loan servicing fees	168	143	468	416
Net increase in cash surrender value of life insurance	314	275	825	786
Net gains on sales of available-for-sale securities	—	—	—	943
Other	49	60	532	342

Total noninterest income	3,265	3,110	10,275	10,718

Noninterest Expense
Salaries and employee benefits	6,640	6,745	19,951	20,643
Net occupancy expense	776	878	2,536	2,628
Equipment expense	922	904	2,580	2,594
Deposit insurance premium	809	492	3,149	715
Professional fees	758	470	2,475	1,593
Postage and supplies	295	324	896	958
Losses (gains) on sales of assets, net	9	6	23	(370)
Losses on foreclosed assets, net	545	517	2,158	1,010
Losses on securities, net	—	4,031	—	4,032
Other than temporary losses on available-for-sale securities and cost method investments	692	1,257	3,238	1,520
Goodwill impairment losses	—	—	44,650	—
Amortization of mortgage servicing rights	45	49	399	202
Other	1,857	1,929	5,938	6,061

Total noninterest expense	13,348	17,602	87,993	41,586

Income (Loss) Before Income Tax Benefit	(4,097)	(7,292)	(63,789)	(9,172)
Income Tax Expense (Benefit)	(2,249)	(3,937)	(8,092)	(5,011)

Net Income (Loss)	(1,848)	(3,355)	(55,697)	(4,161)

Less: Net income (loss) attributable to the Noncontrolling interest	(488)	(1,662)	(1,415)	(2,054)

Net Income (Loss) attributable to Mercantile Bancorp, Inc.	$(1,360)	$(1,693)	$(54,282)	$(2,107)

Basic and Diluted Earnings (Loss) Per Share attributable to Mercantile Bancorp, Inc. common stockholders	$(.16)	$(.19)	$(6.24)	$(.24)

Dividends Paid Per Share	$—	$.06	$—	$.18

Weighted Average Shares Outstanding	8,703,330	8,703,371	8,703,330	8,707,577

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Nine Months Ended September 30	2009	2008
Operating Activities
Net income (loss)	$(55,697)	$(4,161)
Items not requiring (providing) cash
Depreciation	2,065	2,183
Provision for loan losses	18,736	11,083
Amortization (accretion) of premiums and discounts on securities	256	(24)
Amortization (depreciation) of core deposit intangibles and other purchase accounting adjustments	(13)	(58)
Deferred income taxes	(3,886)	(3,484)
Net realized gains on sales of available-for-sale securities	—	(943)
Other than temporary losses on available for sale securities and cost method investments	3,238	1,520
Losses on foreclosed assets	2,158	1,010
(Gains) losses on loan sales	(1,740)	(824)
Mortgage servicing rights	(244)	—
Amortization of mortgage servicing rights	399	202
(Gains) Losses on sale of premises and equipment	23	(370)
(Gain) on sale of equity and cost method investments	—	—
Federal Home Loan Bank stock dividends	(9)	(29)
Net increase in cash surrender value of life insurance	(825)	(786)
Goodwill impairment losses	44,650	—
Changes in
Loans originated for sale	(93,806)	(76,401)
Proceeds from sales of loans	97,240	77,159
Interest receivable	472	490
Other assets	635	(6,229)
Interest payable	712	(1,476)
Other liabilities	2,624	2,280

Net cash provided by operating activities	16,988	1,142

Investing Activities
Cash paid in acquisition of HNB Financial, net of cash received	3	—
Purchases of available-for-sale securities	(49,508)	(46,700)
Proceeds from maturities of available-for-sale securities	41,082	47,579
Proceeds from the sales of available-for-sale securities	—	4,947
Proceeds from maturities of held-to-maturity securities	2,325	3,678
Net change in loans	39,667	(99,683)
Purchases of premises and equipment	(592)	(1,780)
Proceeds from sales of premises and equipment	—	799
Purchase of Federal Home Loan Bank stock	(80)	(1,169)
Proceeds from sales of Federal Home Loan Bank stock	718	759
Proceeds from sales of foreclosed assets	1,070	3,117
Proceeds from sales of cost method investments	—	495
Goodwill acquired in connection with HNB data deconversion	—	(604)
Purchase of bank-owned life insurance	(1,000)	—

Net cash provided by (used in) investing activities	33,685	(88,562)

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	20,816	9,956
Net increase (decrease) in time and brokered time deposits	(57,301)	113,712
Net increase (decrease) in short-term borrowings	8,398	(3,812)
Proceeds from long-term debt	500	17,000
Repayments of long-term debt	(11,500)	(24,000)
Purchase of stock from noncontrolling interest of Mid-America	—	(555)
Proceeds from issuance of stock to noncontrolling interest of Mid-America	—	62
Purchase of treasury stock	—	(102)
Dividends paid	—	(1,567)

Net cash provided by (used in) financing activities	(39,087)	110,694

Increase In Cash and Cash Equivalents	11,586	23,274
Cash and Cash Equivalents, Beginning of Period	89,821	76,059

Cash and Cash Equivalents, End of Period	$101,407	$99,333

Supplemental Cash Flows Information
Interest paid	$29,750	$40,008
Income taxes paid (received)	$(3,811)	$2,087
Real estate acquired in settlement of loans	$7,475	$5,608
Net decrease in additional paid-in-capital due to purchase of stock from noncontrolling interest of Mid-America	$—	$(78)
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
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s consolidated financial position at September 30, 2009, and the Company’s consolidated results of operations and cash flows for the nine months ended September 30, 2009 and 2008. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 2008 year-end consolidated balance sheet data was derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.
These financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008, appearing in the Company’s Annual Report on Form 10-K filed in 2009.
2. EARNINGS (LOSS) PER COMMON SHARE
Basic and diluted earnings (loss) per share is computed by dividing net income (loss) attributable to Mercantile Bancorp Inc.’s stockholders by the weighted-average number of common shares outstanding during the period.
3. NEW AND RECENT ACCOUNTING PRONOUNCEMENTS
On June 12, 2009, the FASB issued ASC 860, formerly Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets”. ASC 860 is a revision to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASC 860 also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures. ASC 860 will be effective as of the beginning of the Company’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of ASC 860 shall be applied to transfers that occur on or after the effective date. The Company will adopt ASC 860 on January 1, 2010, as required. Management has not determined the impact adoption may have on the Company’s consolidated financial statements.
On June 12, 2009, the FASB issued Statement of Financial Accounting Standards No.167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 will be effective as of the Company’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will adopt SFAS 167 on January 1, 2010, as required. Management has not determined the impact adoption may have on the Company’s consolidated financial statements.
On June 29, 2009, the FASB issued ASC 105, formerly FAS 168, “Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles” — a replacement of FASB Statement No. 162. ASC 105 establishes the FASB Accounting Standards Codification TM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. ASC 105 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superceded. The Company adopted ASC 105 for the Company’s interim period ended September 30, 2009, as required, and adoption did not have a material impact on the Company’s consolidated financial statements.
4. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued ASC 805, formerly FAS 141(R), “Business Combinations”, which significantly changed the financial accounting and reporting of business combination transactions. ASC 805 established principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is effective for acquisition dates in fiscal years beginning after December 15, 2008. The adoption of ASC 805 did not have a material impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued ASC 815, formerly FAS 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008. The implementation of ASC 815 did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued ASC 820, formerly FAS157-4, “Determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.” ASC 820 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly. ASC 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of ASC 820 became effective for the Company’s interim period ending June 30, 2009. The implementation of ASC 820 did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued ASC 320, formerly FAS 115-2 and 124-2, “Recognition and presentation of other-than-temporary impairments”, which amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of ASC 320 became effective for the Company’s interim period ending on June 30, 2009. The implementation of ASC 320 did not have a material impact on the Company’s consolidated financial statements.
Effective January 1, 2009, the Company adopted ASC 810, formerly FAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” ASC 810 requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in deconsolidation. The statement requires retrospective application for the presentation and disclosure requirements. Upon adoption of this statement, the Company reclassified their minority interest from the mezzanine to total equity. The minority interest is now recognized as noncontrolling interest. The Company also modified the Statements of Operations by recognizing consolidated net loss and the net loss attributable to Mercantile Bancorp, Inc., and the noncontrolling interest separately on the statement. The comprehensive loss footnote was also modified to reflect consolidated comprehensive loss and comprehensive loss attributable to Mercantile Bancorp, Inc., and the noncontrolling interest separately in the footnote. The Company’s net loss as presented on the Statements of Cash Flows now reflects total net loss rather than the net loss attributable to the Company. There were no changes in the Company’s ownership interest related to the noncontrolling interest for the nine months ended September 30, 2009.
In April 2009, the FASB issued ASC 825, formerly FAS 107-1 and APB 28-1, “Interim disclosures about fair value of financial instruments”, which requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of ASC 825 became effective for the Company’s interim period ending on June 30, 2009. As ASC 825 amends only the disclosure requirements about fair value of financial instruments in interim periods, implementation required the Company to add certain disclosures to the notes of the financial statements, but did not affect amounts recorded in the Company’s consolidated financial statements.

On May 28, 2009, the FASB issued ASC 855, formerly FAS 165, “Subsequent Events” which requires companies to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. ASC 855 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. ASC 855 also requires entities to disclose the date through which subsequent events have been evaluated. ASC 855 became effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of ASC 855 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the Company’s financial statements.
5. GOODWILL IMPAIRMENT
In accordance with ASC 350, formerly SFAS No. 142, the Company’s goodwill is tested annually for potential impairment and more frequently if events or changes in circumstances indicate the asset might be impaired. Due to the decline in the Company’s stock price and the additional provision for loan losses and increased nonperforming assets at several of its subsidiaries, particularly Royal Palm, the Company hired a valuation specialist to perform an interim valuation of the Company’s goodwill to test for impairment at June 30, 2009.
ASC 350 has a two-step process to test goodwill for impairment. The first step is to compare the estimated fair value, including goodwill, of the reporting unit (the Company) to its net book value. If the estimated fair value is less than the net book value, a second step is required. The Company evaluated the first step by utilizing three valuation methodologies including the Comparable Transactions approach, the Control Premium approach, and the Discounted Cash Flow approach. The Comparable Transactions approach is based on pricing ratios recently paid in the sale or merger of reasonably comparable banking franchises; the Control Premium approach is based on the Company’s trading price and application of industry based control premiums; and the Discounted Cash Flow approach is estimated based on the present value of projected dividends and a terminal value, based on a five-year forward-looking operating scenario. Based on the three approaches, it was determined the fair value, including goodwill, was lower than its net book value. This was primarily due to the Company’s continued stock price decline, the additional provisions for loan losses, and increased nonperforming assets at several of its subsidiaries, particularly Royal Palm. Therefore, the Company performed the second step as required by ASC 350. In the second step of the process, the implied fair value of the Company’s goodwill (determined by comparing the estimated fair value of the Company to the sum of the fair values of the Company’s tangible and separately identifiable intangible net assets as determined by ASC 805, formerly SFAS No. 141R) was compared with the carrying value of goodwill in order to determine the amount of impairment. As a result of the second step of the process, the Company determined that the goodwill was fully impaired as of June 30, 2009, and recorded an impairment charge of $44.6 million in the second quarter of 2009.
6. FEDERAL HOME LOAN BANK STOCK
Federal Home Loan Bank stock is stated at cost and is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned approximately $3.5 million of Federal Home Loan Bank of Chicago (“FHLB”) stock as of September 30, 2009 and December 31, 2008. During the third quarter of 2007, FHLB received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. The FHLB will continue to provide liquidity and funding through advances and purchase loans through the Mortgage Partnership Facility program. With regard to dividends, the FHLB will continue to assess its dividend capacity each quarter and may make appropriate request for approval from its regulator. Since the FHLB did not pay a dividend during the calendar year of 2008 or the first three quarters of 2009, the stock is considered a non-performing asset as of September 30, 2009 and December 31, 2008. Management performed an analysis and, based on currently available information, determined the investment in this FHLB stock was not impaired as of September 30, 2009 and December 31, 2008.
7. SECURITIES
The amortized cost and approximate fair values of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value

Available-for-sale Securities:
September 30, 2009:
U.S. government agencies	$1,748	$54	$—	$1,802
Mortgage-backed securities	139,829	4,521	(133)	144,217
State and political subdivisions	42,646	1,705	(11)	44,340
Equity securities	4,490	219	(217)	4,492

	$188,713	$6,499	$(361)	$194,851

Available-for-sale Securities:
December 31, 2008:
U.S. government agencies	$4,697	$90	$—	$4,787
Mortgage-backed securities	125,691	2,783	(29)	128,445
State and political subdivisions	44,892	808	(34)	45,666
Equity securities	6,500	—	(206)	6,294

	$181,780	$3,681	$(269)	$185,192

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value

Held-to-maturity Securities:
September 30, 2009:
Mortgage-backed securities	$4,177	$143	$—	$4,320
State and political subdivisions	2,400	56	—	2,456

	$6,577	$199	$—	$6,776

December 31, 2008:
Mortgage-backed securities	$5,992	$149	$(1)	$6,140
State and political subdivisions	2,913	48	—	2,961

	$8,905	$197	$(1)	$9,101

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$6,483	$6,515	$455	$458
One to five years	28,461	29,703	1,367	1,397
Five to ten years	8,237	8,625	578	601
After ten years	1,213	1,299	—	—

	44,394	46,142	2,400	2,456
Mortgage-backed securities	139,829	144,217	4,177	4,320
Equity securities	4,490	4,492	—	—

Totals	$188,713	$194,851	$6,577	$6,776

The carrying value of securities pledged as collateral, to secure public deposits, Federal Home Loan Bank advances, repurchase agreements and for other purposes, amounted to $93.8 million at September 30, 2009 and $103.8 million at December 31, 2008.
During the nine months ended September 30, 2009, the Company recognized other-than-temporary impairment charges of $1.50 million on two of its investments in stock of other financial institutions, which are carried as available-for-sale securities. During the nine months ended September 30, 2008, the Company recognized other-than-temporary impairment charges of $1.52 million on two of its investments in stock of other financial institutions, unrelated to the investments written down in 2009, which are also carried as available-for-sale securities. These impairments were determined based on the difference between the Company’s carrying value and quoted market prices for the stocks as of September 30, 2009. In making the determination of impairment for each of these investments, the Company considered the duration of the loss, prospects for recovery in a reasonable period of time and the significance of the loss compared to carrying value.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008:

	Less Than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

September 30, 2009
Mortgage-backed securities	$8,588	$(103)	$791	$(30)	$9,379	$(133)
State and political subdivisions	2,096	(10)	420	(1)	2,516	(11)
Equity securities	1,359	(217)	—	—	1,359	(217)

Total temporarily impaired securities	$12,043	$(330)	$1,211	$(31)	$13,254	$(361)

December 31, 2008
Mortgage-backed securities	$7,594	$(28)	$106	$(1)	$7,700	$(29)
State and political subdivisions	3,406	(30)	1,021	(4)	4,427	(34)
Equity securities	840	(206)	—	—	840	(206)

Total temporarily impaired securities	$11,840	$(264)	$1,127	$(5)	$12,967	$(269)

At September 30, 2009, securities in an unrealized loss position in the investment portfolio are minimal. The Company’s mortgage-backed securities and state and political subdivision securities are in a loss position due to interest rate changes, not credit events. Those unrealized losses are considered temporary and management has the ability and intent to hold them for the foreseeable future. Their fair value is expected to recover as the investments approach their maturity date or there is a downward shift in interest rates. The Company has one equity security with an unrealized loss due to the downturn in the market of the financial services industry. The unrealized loss was not due to credit losses at the specific financial institution itself and is expected to recover in the future.
8. COST METHOD INVESTMENTS IN COMMON STOCK
The Company has minority investments in the common stock of other community banks, which are not publicly traded, that are recorded under the cost method of accounting. The Company had investments in three community banks at September 30, 2009 with a carrying value of $1.6 million, and four community banks at December 31, 2008 with a carrying value of $3.3 million.
The Company’s cost method investments are reviewed for impairment based on each investee’s earnings performance, asset quality, changes in the economic environment, and current and projected future cash flows. Based on these reviews, the Company determined three investments to be other-than-temporarily impaired due to poor earnings and asset quality, which resulted in impairment charges of $1.7 million for the nine months ended September 30, 2009. The Company recognized impairment charges of $1.0 million on two investments based on the difference between the Company’s cost and the investees’ book values, which were determined to be reasonable estimates of fair value. A third investment, Integrity Bank of Jupiter, Florida, was closed by the FDIC on July 31, 2009. The Company recognized an other-than-temporary impairment charge of $695 thousand, which was the Company’s total investment in this bank.
9. FAIR VALUE MEASUREMENT
Effective January 1, 2008, the Company adopted ASC 820, formerly Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 has been applied prospectively as of the beginning of the period.
ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
In accordance with ASC 820, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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
Available-for-sale securities - The fair values of available-for-sale securities are determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1. Level 1 securities include exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. Level 2 securities include obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, mortgage-backed securities, collateralized mortgage obligations and corporate bonds. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include local state and political subdivisions, debentures, and other illiquid equity securities.
The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the ASC 820 hierarchy in which their fair value measurements fall as of September 30, 2009 and December 31, 2008 (in thousands):

		Fair Value Measurements Using
		Quotes Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
September 30, 2009	Fair Value	(Level 1)	(Level 2)	(Level 3)

U.S. government agencies	$1,802	$—	$1,802	$—
Mortgage-backed securities	144,217	—	144,217	—
State and political subdivisions	44,340	—	43,931	409
Equity securities	4,492	3,512	—	980

	$194,851	$3,512	$189,950	$1,389

		Fair Value Measurements Using
		Quotes Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2008	Fair Value	(Level 1)	(Level 2)	(Level 3)

U.S. government agencies	$4,787	$—	$4,787	$—
Mortgage-backed securities	128,445	—	128,445	—
State and political subdivisions	45,666	—	45,143	523
Equity securities	6,294	4,811	—	1,483

	$185,192	$4,811	$178,375	$2,006

Management values Level 3 securities based on exit prices for which management believes it could receive if they were to sell these securities. This value approximates costs for a majority of these investments. There were no changes in valuation techniques for the Level 3 securities during the period. The change in fair value of assets measured using significant unobservable (Level 3) inputs on a recurring basis for the three and nine months ended September 30, 2009 and 2008 is summarized as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Beginning balance	$1,447	$13,377	$2,006	$11,400
Total realized and unrealized gains and losses:
Included in net income	—	(4,000)	—	(4,000)
Included in other comprehensive income	—	—	—	—
Purchases, issuances and settlements	(58)	314	(617)	2,291
Transfers in and/or out of Level 3	—	(2,632)	—	(2,632)

Balance, September 30	$1,389	$7,059	$1,389	$7,059

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—	$—

Nonrecurring Basis
Following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.
Impaired loans - Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of ASC 310, formerly Financial Accounting Standard No. 114, “Accounting by Creditors for Impairment of a Loan.” Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.
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
Goodwill — Goodwill is evaluated based on a two-step process. The first step is to compare the estimated fair value, including goodwill, of the reporting unit (the Company) to its net book value. If the estimated fair value is less than the net book value, a second step is required. The valuation in the first step is determined by utilizing three valuation methodologies including the Comparable Transactions approach, the Control Premium approach, and the Discounted Cash Flow approach. The Comparable Transactions approach is based on pricing ratios recently paid in the sale or merger of reasonably comparable banking franchises; the Control Premium approach is based on the Company’s trading price and application of industry based control premiums; and the Discounted Cash Flow approach is estimated based on the present value of projected dividends and a terminal value, based on a five-year forward-looking operating scenario. The valuation as determined by the three approaches is compared to the Company’s net book value. A second step analysis is performed if the fair value as determined in step one is below the Company’s net book value. Under the second step of the process, the implied fair value of the Company’s goodwill (determined by comparing the estimated fair value of the Company to the sum of the fair values of the Company’s tangible and separately identifiable intangible net assets as determined by ASC 805, formerly SFAS No. 141R) is compared with the carrying value of goodwill in order to determine the amount of impairment. The second step requires valuation techniques pursuant to ASC 805 which include valuations of the Company’s assets and liabilities based on market rates for comparable assets and liabilities. Due to the nature of the valuation inputs, goodwill is classified within Level 3 of the hierarchy.
The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis during the period and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at September 30, 2009 and December 31, 2008:

		Fair Value Measurements Using
		Quotes Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Carrying value at September 30, 2009	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$45,296	$—	$—	$45,296
Other real estate	4,718	—	—	4,718
Mortgage servicing rights	1,315	—	—	1,315
Cost method investments	1,019	—	—	1,019
Goodwill	—	—	—	—

		Fair Value Measurements Using
		Quotes Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Carrying value at December 31, 2008	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$30,966	$—	$—	$30,966
Mortgage servicing rights	959	—	—	959
Cost method investments	3,314	—	—	3,314
ASC 825, formerly Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, and FSP FAS 107-1, requires all entities to disclose the estimated fair value of their financial instrument assets and liabilities. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in ASC 825. Many of the Company’s financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. It is also the Company’s general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities except for loans held-for-sale and available-for-sale securities. Therefore, significant estimations and assumptions, as well as present value calculations, were used by the Company for the purposes of this disclosure.
Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the recorded book balances.
The estimation methodologies used, the estimated fair values, and the recorded book balances at September 30, 2009 and December 31, 2008, were as follows:

	September 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets
Cash and cash equivalents	$101,407	$101,407	$89,821	$89,821
Available-for-sale securities	194,851	194,851	185,192	185,192
Held-to-maturity securities	6,577	6,776	8,905	9,101
Loans held for sale	1,984	1,984	4,366	4,366
Loans, net of allowance for loan losses	1,250,551	1,258,502	1,315,907	1,325,196
Federal Home Loan Bank stock	7,585	7,585	8,213	8,213
Cost method investments in common stock	1,580	1,580	3,314	3,314
Interest receivable	9,768	9,768	10,240	10,240

Financial liabilities
Deposits	1,425,745	1,426,527	1,462,276	1,460,654
Short-term borrowings	72,734	72,734	49,227	49,227
Long-term debt and junior subordinated debentures	120,410	88,355	146,519	141,317
Interest payable	4,992	4,992	4,280	4,280

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.
Cash and Cash Equivalents, Federal Home Loan Bank Stock, Interest Receivable, and Cost Method Investments in Common Stock — The carrying amount approximates fair value.
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
The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Commitments to originate loans totaled $4.3 million at September 30, 2009 and $8.6 million at December 31, 2008. The commitments extend over varying periods of time with the majority being disbursed within a one-year period. At September 30, 2009 and December 31, 2008, the Company had granted unused lines of credit to borrowers totaling $189.2 million and $243.5 million, respectively, for commercial lines and open-end consumer lines.
Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $11.9 million at September 30, 2009 and $20.7 million at December 31, 2008. At September 30, 2009, the outstanding standby letters of credit had a weighted average term of approximately one year. As of September 30, 2009 and December 31, 2008, no liability for the fair value of the Company’s potential obligations under these guarantees has been recorded since the amount is deemed immaterial.
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
The Company tests goodwill for impairment on an annual basis at a minimum. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. In consideration of the increasingly uncertain economic environment, significant continued decline in market capitalization, and continued elevated credit losses, the Company performed an interim valuation of its goodwill as of June 30, 2009 and determined that the goodwill was fully impaired. As a result, the Company recorded a $44.6 million non-cash charge to reflect the impairment of its goodwill. This charge had no effect on the Company’s cash balances or liquidity. In addition, because goodwill is not included in the calculation of regulatory capital ratios, the Company’s regulatory ratios are not adversely affected by this impairment, with the exception of the Tier 1 leverage ratio, which was reduced below the 4% adequately capitalized level due to the limitation of trust preferred securities includible in Tier 1 capital. As a result of the impairment charge, the Company had no goodwill remaining on its balance sheet as of June 30, 2009.
Core deposit and other intangibles are amortized on the straight-line basis over periods ranging from five to ten years. Such assets and intangible assets with indefinite lives are periodically evaluated as to the recoverability of their carrying value.
12. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) components and related taxes were as follows:

	For the Three Months
	Ended September 30,
	2009	2008

Net income (loss)	$(1,848)	$(3,355)

Other comprehensive income (loss):
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense of $294 for 2009 and $432 for 2008	538	635
Less reclassification adjustment for other than temporary losses included in income net of tax benefit of $(263) for 2009 and $(477) for 2008	(428)	(780)

Total Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $557 for 2009 and $909 for 2008	966	1,415

Adjustment of ASC 715 (formerly SFAS 158) liability, net of tax expense of $0 for 2009 and $0 for 2008	—	—

Total other comprehensive income (loss), net of tax	966	1,415

Comprehensive (loss)	(882)	(1,940)

Comprehensive (loss) attributable to the noncontrolling interest	(488)	(1,662)

Comprehensive (loss) attributable to Mercantile Bancorp, Inc.	$(394)	$(278)

	For the Nine Months
	Ended September 30,
	2009	2008

Net (loss)	$(55,697)	$(4,161)

Other comprehensive income (loss):
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax benefit of $(169) for 2009 and $(178) and for 2008	(116)	(326)
Less reclassification adjustment for realized gains (losses) included in income net of tax expense of $0 for 2009 and $(358) for 2008	—	585
Less reclassification adjustment for other than temporary gains (losses) included in income net of tax benefit of $(1,230) for 2009 and $(577) for 2008	(2,007)	(943)

Total Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $1,061 for 2009 and $41 for 2008	1,891	32

Adjustment of ASC 715 (formerly SFAS 158) liability, net of tax expense of $(12) for 2009 and $(12) for 2008	20	20

Total other comprehensive income (loss), net of tax	1,911	52

Comprehensive income (loss)	(53,786)	(4,109)

Comprehensive (loss) attributable to the noncontrolling interest	(1,415)	(2,054)

Comprehensive (loss) attributable to Mercantile Bancorp, Inc.	$(52,371)	$(2,055)

13. FDIC SPECIAL ASSESSMENT
On February 27, 2009, the FDIC announced it had adopted an interim rule to impose a 20 basis point emergency special assessment on June 30, 2009, which would be collected on September 30, 2009. The interim rule also provided that an additional emergency assessment of up to 10 basis points could be imposed if the reserve ratio of the Deposit Insurance Fund would be estimated to fall to a level that the Board believed would adversely affect public confidence or to a level which would be close to zero or negative at the end of the calendar quarter. The 20 basis point assessment was originally based on the institution’s assessment base of total deposits. In the second quarter of 2009, the FDIC announced it had revised the original interim rule to impose a 20 basis point special assessment based on deposits to a 5 basis point special assessment based on the institution’s total assets minus Tier 1 Capital. The new rule provided that additional assessments of up to 5 basis points could be imposed on September 30, 2009 and December 31, 2009 if the reserve ratio of the Deposit Insurance Fund was not at an acceptable level. The 5 basis point additional assessment for each quarter cannot exceed an institution’s calculation of 10 basis points on the original assessment base of total deposits. The Company’s special assessment as of June 30, 2009 was $812 thousand, which was paid on September 30, 2009. The FDIC did not impose an additional assessment as of September 30, 2009. On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The FDIC is also scheduled to increase the normal assessment rates with the intent being to replenish the Deposit Insurance Fund to the statutory limit of 1.15% of insured deposits by December 31, 2013.
14. OPERATING AND LIQUIDITY MATTERS
The Company had $21.4 million in term notes payable and demand notes totaling $11.6 million as of September 30, 2009 with Great River Bancshares, Inc. (“Great River”). The Great River debt is secured by all outstanding shares of common stock of the subsidiary banks, as well as the common stock of the minority-owned banks. Except for the Company’s Tier 1 leverage ratio and the capital ratios of Royal Palm Bank, as discussed in the “Capital Resources” section of this filing, the Company’s and its subsidiary banks’ regulatory capital ratios are adequately or well capitalized and the debt service is being provided by dividends from a majority of the subsidiary banks.

On April 30, 2009, the Company entered into an agreement with Great River which amended and restated an original loan agreement to enable the Company to borrow funds on a revolving basis, to grant Great River additional collateral, and to restructure the indebtedness represented by two secured demand notes as a revolving loan. The amended loan agreement modified certain financial covenants as follows: (a) the Company will maintain a consolidated fixed charge coverage ratio of at least 0.5 to 1.00 for the period from January 1, 2009 through June 30, 2009, 0.5 to 1.00 for the period from January 1, 2009 through September 30, 2009; and 1.10 to 1.00 for each four consecutive fiscal quarter periods ending on or after December 31, 2009, (b) the Company will maintain as of the last day of each calendar month a stockholders’ equity greater than $90 million less any write-down of goodwill from March 13, 2009, to the applicable date, (c) the Company will not declare or pay any dividends on its capital stock without Great River’s consent, and (d) the Company will not permit, without Great River’s consent, the aggregate amount of non-performing assets of all subsidiary banks on a combined basis to equal or exceed 36% of the then primary capital of all subsidiary banks at any time from the date of the amended loan agreement through September 30, 2009, or 18% of the then primary capital of all subsidiary banks at any time from and after October 1, 2009.
Also on April 30, 2009, the Company entered into an amendment to an original waiver agreement with Great River dated March 13, 2009, which had addressed the Company’s noncompliance at that time with certain covenants of the original loan agreement. The amendment provides that the Company will (a) ensure that the aggregate amount of non-performing assets of all subsidiary banks on a combined basis does not at any time equal or exceed 36% of the then primary capital of all subsidiary banks, (b) maintain a consolidated fixed charge coverage ratio of at least 0.5 to 1.00 for the period from January 1, 2009 to June 30, 2009, and 0.5 to 1.00 for the period from January 1, 2009 to September 30, 2009, and (c) provide Great River with quarterly reports of the compliance of the Company and its subsidiaries with various regulatory enforcement actions.
The waiver will be terminated upon the earliest to occur of the following:
–	the occurrence of an event of default under any of the loan agreements;

–	the Company should fail to perform any additional covenant;

–	any changes in regulatory agreements;

–	the Company, any subsidiary holding company or any subsidiary bank being placed in receivership or being taken over by any regulatory agency;

–	the note holder determines in its sole discretion that there has been any change in the business operations or condition, financial or otherwise, of the Company, any subsidiary holding company, any subsidiary bank or any consolidated subsidiary that could have a material adverse effect; or

–	September 30, 2009
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
As of September 1, 2009, the Company was in breach of the financial covenant requiring it not to permit, without Great River’s consent, the aggregate amount of non-performing assets of all of its subsidiary banks on a combined basis to equal or exceed 36% of the then primary capital of all of its subsidiary banks. As of September 30, 2009, the Company continued to be in breach of this financial covenant and in addition was in breach of the financial covenant requiring it to maintain a consolidated fixed charge covenant ratio of at least 0.5 to 1.00 for the period from January 1, 2009 through September 30, 2009. In addition, at September 30, 2009, the Company was in breach of the covenant requiring it and its subsidiary banks to be “adequately capitalized” and requiring the Company to cause its subsidiary banks to be “well capitalized” at all times.

The Special Committee of the Board of Directors is exploring a number of strategic alternatives for the Company to allow its subsidiary banks to be “well capitalized” in the near future and to allow the Company to be in full compliance with the loan agreement with Great River. These strategic alternatives may include asset sales, rationalization of non-core business operations, capital raising and other recapitalization transactions. The Special Committee has engaged financial and legal advisors to assist it with its evaluation and oversight.
See Footnote 15 “Subsequent Events” for more information on the Great River debt and matters related to its liquidity and capital resources.
15. SUBSEQUENT EVENT
As discussed in Footnote 14, as of September 30, 2009, the Company was in breach of the following financial covenants under the loan agreement for the Great River debt: (a) maintaining a consolidated fixed charge coverage ratio of at least 0.5 to 1.00 for the period from January 1, 2009 through September 30, 2009, (b) not permitting, without Great River’s consent, the aggregate amount of non-performing assets of all subsidiary banks on a combined basis to equal or exceed 36% of the then primary capital of all subsidiary banks at any time from the date of the loan agreement through September 30, 2009, (c) maintaining an adequately capitalized rating for the Company under regulatory guidelines and (d) maintaining a well capitalized rating for each of the Company’s subsidiary banks under regulatory guidelines.
On November 21, 2009, the Company entered into both a Second Waiver and Amendment to the Great River loan agreement (the “Second Waiver”), and an Exchange Agreement with Great River and R. Dean Phillips, respectively. The Second Waiver amends the loan agreement with Great River to, among other things, waive the breaches of financial covenants that the Company had caused and that were occurring on and after September 30, 2009, and extends certain of the maturity dates under the loan agreement, subject to the satisfaction of certain conditions, provides the Company with an additional $11 million of short term debt and, subject to the satisfaction of certain conditions, provides the Company with a new $7 million line of credit. The Exchange Agreement provides for the sale of HNB National Bank, one of the Company’s subsidiary banks, to R. Dean Phillips, the sole shareholder and Chairman of Great River, in exchange for the repayment of $28 million of the Great River debt (the “Exchange”). R. Dean Phillips owns, through participations from Great River, more than $28 million of the Great River debt.
On November 22, 2009, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”), with United Community Bancorp, Inc. (“United Community”), pursuant to which the Company will sell all of the issued and outstanding stock of its subsidiary banks Brown County State Bank (“Brown County”) and Marine Bank & Trust (“Marine”), to United Community for approximately $25.6 million, subject to certain purchase price adjustments. In connection with the execution of the Stock Purchase Agreement and Exchange Agreement, the Company obtained the consent of Great River (the “Consent”) to sell Brown County and Marine to United Community and to effect the Exchange. Pursuant to the Consent, the Company is required to the use the proceeds from the sale of Brown County and Marine to repay any outstanding debt under the Great River debt. The sale of Brown County and Marine is subject to regulatory approval and both the sale and the resulting repayment of the Great River debt are expected to occur in the first quarter of 2010. The Company expects that the Exchange shall be consummated prior to the sale of Brown County and Marine and as a result the amount outstanding under the Great River debt to be repaid will be approximately $16 million. If the Exchange occurs after the sale of Brown County and Marine, then pursuant to the Exchange Agreement, Mr. Phillips shall pay the Company the difference between $28 million and the amount outstanding under the Great River debt at the time the Exchange is consummated.
At September 30, 2009, the combined book values of Brown County, Marine, and HNB totaled $50.8 million. The Company could expect to realize a net gain of approximately $2.8 million had the sales been consummated on September 30, 2009. A possible additional amount of up to $2.3 million could be met in the future, based on certain provisions being met.
The Second Waiver provides that it waives the Company’s breaches of, and amends, certain of the financial and other covenants as follows: (i) the Company is required to keep a certain level of consolidated fixed charge covenant ratio, which levels were amended to require the Company to maintain a consolidated fixed charge covenant ratio of at least negative (.75) to 1.00 for each four consecutive fiscal quarter period ending on or after March 31, 2010; (ii) the Company shall not permit the aggregate amount of non-performing assets of all the subsidiary banks on a combined basis to equal or exceed a certain percentage of the then primary capital of all the subsidiary banks, which covenant was amended to provide that the Company shall not permit the aggregate amount of non-performing assets of all the subsidiary banks on a combined basis to equal or exceed 85% of the then primary capital of all the subsidiary banks at any time from and after November 21, 2009; (iii) the Company is, and is required to cause its subsidiary banks, to maintain its regulatory capital ratios at an “adequately capitalized” level, and to cause it and its subsidiary banks to maintain their regulatory capital ratios at a “well capitalized” level, which requirement has been amended to waive the requirements that (1) The Royal Palm Bank of Florida (“Royal Palm Bank”) maintain its regulatory capital ratios at a “well capitalized” level until the either the Company provides Royal Palm Bank with $11 million of additional capital or January 31, 2010 and (2) the Company maintain its regulatory capital ratios at a “well capitalized” level until January 31, 2010; and (iv) compliance with certain regulatory requirements and actions imposed on the Company and its subsidiary banks has been waived and were amended to reflect the regulatory actions currently imposed on the Company and its subsidiary.
The Second Waiver provides that aggregate principal amount outstanding on the Great River debt shall not accrue interest at the default rate from and after November 21, 2009, which means that the interest rate on the Great River debt from and after November 21, 2009, will be 7.50%. The Second Waiver extends the following maturity dates on the following notes issued pursuant to the Great River debt: (i) the approximately $14.36 million of aggregate principal amount outstanding on Term Loan A will be due on January 31, 2010; (ii) the approximately $5.04 million of aggregate principal amount outstanding on Term Loan B would be payable in two installments with the first installment in the amount of $375,000.00 will be due on March 31, 2010 and, the final installment in the amount of the then outstanding and unpaid principal balance of Term Loan B will be due on August 31, 2010; and (iii) the approximately $2.01 million of aggregate principal amount outstanding on Term Loan C would be payable in two installments with the first installment in the amount of $375,000.00 will be due on March 31, 2010 and, the final installment in the amount of the then outstanding and unpaid principal balance of Term Loan B will be due on August 31, 2010.
The Second Waiver provides that Great River shall extend to the Company an additional $11 million of short term debt (the “Term Loan D”), subject to certain conditions including the following: (i) the Company obtain certain written confirmation from the Federal Deposit Insurance Corporation regarding the applicability of the cross guarantee liability provisions of 12 U.S.C. Section 1815(e) to Mr. Phillips or HNB National Bank in connection with the Exchange (the “FDIC Letter”); and (ii) the Company use all of the $11 million to provide additional capital to Royal Palm Bank. The Term Loan D is due upon the earlier of the sale of Brown County and Marine and January 31, 2010.
The Second Waiver provides the Company with a new line of credit in the aggregate principal amount of $7 million which has a maturity date of December 31, 2010. The Company is permitted to draw on this new line of credit at any time provided that (i) there is no default or event of default occurring at such time, (ii) the sale of Brown County and Marine has been consummated, and (iii) the proceeds from such sale have been used to repay the outstanding debt under the Great River debt. The Company can prepay any principal amount outstanding on this line of credit at any time without penalty. The Company is required to pay Great River a commitment fee of 50 basis points on the average unused amount of the line of credit during any three-month period beginning on November 21, 2009.
The Exchange Agreement provides for the sale of all of the outstanding capital stock of HNB National Bank by the Company and HNB Financial Services, Inc., a wholly owned subsidiary of the Company, to Mr. Phillips for a purchase price of $28 million. The Exchange Agreement provides that the purchase price will be paid by either (i) the repayment of $28 million of Great River debt or (ii) if the sale of Brown County and Marine has occurred prior to the Exchange, a cash payment by Mr. Phillips to the Company in an amount equal to the difference between $28 million and the then outstanding aggregate principal amount of Great River debt.
The Exchange Agreement is subject to certain closing conditions, including receipt of the FDIC Letter and the entering into a data processing agreement between HNB and the Company or one of its subsidiary banks.
Under the Exchange Agreement, the Company provides Mr. Phillips with representations and warranties, and has agreed to certain customary covenants prior to the consummation of the Exchange, regarding HNB. The representations and warranties of the Company set forth in the Exchange Agreement have been made solely for Mr. Phillips. In addition, such representations and warranties (a) have been qualified by confidential disclosures made to Mr. Phillips in connection with the Exchange Agreement, (b) are subject to materiality qualifications contained in the Exchange Agreement which may differ from what may be viewed as material by investors, (c) were made only as of the date of the Exchange Agreement or such other date as is specified in the Exchange Agreement, and (d) may have been included in the Exchange Agreement for the purpose of allocating risk between the Company and Mr. Phillips rather than establishing matters as facts.
The Company’s decision to sell three of its wholly owned subsidiaries, Marine, Brown County, and HNB, was driven by the need for liquidity to pay off existing debt and raise capital levels at the remaining subsidiaries. The expected closing dates of all sales are expected to occur during the first quarter of 2010. As of September 30, 2009, the Company did not have authority from the regulators or primary creditor to approve the sales.
Subsequent events have been evaluated through November 24, 2009, which is the date the financial statements were issued.

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
New Accounting Standards Adopted During 2009
In December 2007, the FASB issued ASC 805, formerly Statement of Financial Accounting Standards No. 141(R), “Business Combinations” which significantly changed the financial accounting and reporting of business combination transactions. ASC 805 established principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 was effective for acquisition dates in fiscal years beginning after December 15, 2008. The implementation of ASC 805 did not have a material impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued ASC 810, formerly Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” ASC 810 requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in deconsolidation. The provisions of ASC 810 are effective for fiscal years beginning after December 15, 2008. This statement should be applied prospectively except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company modified the presentation and disclosure requirements for the noncontrolling interest as required by this standard.
In March 2008, the FASB issued ASC 815, formerly Statement of Financial Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008. The implementation of ASC 815 did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued ASC 820, formerly FASB Staff Position on Financial Accounting Standards No. 157-4, “Determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.” ASC 820 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly. ASC 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of ASC 820 are effective for the Company’s interim period ending September 30, 2009. The implementation of ASC 820 did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued ASC 320, formerly FASB Staff Position on Financial Accounting Standards No. 115-2 and Financial Accounting Standards No. 124-2, “Recognition and presentation of other-than-temporary impairments.” ASC 320 amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of ASC 320 are effective for the Company’s interim period ending on September 30, 2009. The implementation of ASC 320 did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued ASC 825, formerly FASB Staff Position on Financial Accounting Standards No. 107-1 and Accounting Principles Board No. 28-1, “Interim disclosures about fair value of financial instruments” which requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of ASC 825 are effective for the Company’s interim period ending on September 30, 2009. As ASC 825 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of ASC 825 did not affect the Company’s consolidated financial statements.
On May 28, 2009, the FASB issued ASC 855, formerly Statement of Financial Accounting Standards No. 165, “Subsequent Events” which requires companies to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. ASC 855 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. ASC 855 also requires entities to disclose the date through which subsequent events have been evaluated. ASC 855 was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of ASC 855 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the Company’s financial statements.
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
Wholly Owned Subsidiaries. As of September 30, 2009, the Company was the sole shareholder of the following banking subsidiaries:
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
Majority-Owned Subsidiary. As of September 30, 2009, the Company was the majority, but not sole, shareholder of Mid-America Bancorp, Inc. (“Mid-America”), the sole shareholder of Heartland Bank (“Heartland”), located in Leawood, Kansas, in which the Company owns 55.5% of the outstanding voting stock. During the third quarter of 2009, there were no transactions affecting Mid-America’s outstanding shares of common stock nor the Company’s ownership percentage in Mid-America.
Other Investments in Financial Institutions. As of September 30, 2009, the Company had less than majority ownership interests in several additional banking organizations located throughout the United States. Specifically, the Company owned the following percentages of the outstanding voting stock of these banking entities:
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
On February 27, 2009, the FDIC announced it had adopted an interim rule to impose a 20 basis point emergency special assessment on June 30, 2009, which would be collected on September 30, 2009. The interim rule also provided that an additional emergency assessment of up to 10 basis points could be imposed if the reserve ratio of the Deposit Insurance Fund would be estimated to fall to a level that the Board believed would adversely affect public confidence or to a level which would be close to zero or negative at the end of the calendar quarter. The 20 basis point assessment was originally based on the institution’s assessment base of total deposits. In the second quarter of 2009, the FDIC announced it had revised the original interim rule to impose a 20 basis point special assessment based on deposits to a 5 basis point special assessment based on the institution’s total assets minus Tier 1 Capital. The new rule provided that additional assessments of up to 5 basis points could be imposed on September 30, 2009 and December 31, 2009 if the reserve ratio of the Deposit Insurance Fund was not at an acceptable level. The 5 basis point additional assessment for each quarter cannot exceed an institution’s calculation of 10 basis points on the original assessment base of total deposits. The Company’s special assessment as of June 30, 2009 was $812 thousand, which was paid on September 30, 2009. The FDIC did not impose an additional assessment as of September 30, 2009. On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The FDIC is also scheduled to increase the normal assessment rates with the intent being to replenish the Deposit Insurance Fund to the statutory limit of 1.15% of insured deposits by December 31, 2013.
In June 2009, the Company decided to defer regularly scheduled interest payments on its outstanding junior subordinated debentures relating to its trust preferred securities. The terms of the junior subordinated debentures and the trust documents allow the Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. As of September 30, 2009, the accumulated deferred interest payments totaled $1.5 million.
On August 25, 2009, the Company announced that Lee R. Keith had joined the Company’s Board of Directors as of that date. Mr. Keith, president of Premier Bank in Jefferson City, Missouri, has over 30 years of executive leadership and community bank management experience, and was appointed to fill the vacancy created by the resignation of a director in June of 2009.
On September 30, 2009, Mid-America issued a secured convertible debenture to the Company in the amount of $1.0 million, bringing the total of all such debentures issued by Mid-America to the Company to $9.3 million. For each of the debentures, interest is payable quarterly at an annual rate of 5.5%. The principal balances, together with accrued interest, shall be due and payable on June 30, 2010. The debentures are secured by all of the outstanding common stock of Heartland, and are convertible into common stock of Mid-America at the election of the Company, at a conversion value of 50% of the book value of Mid-America on the conversion date.
As of September 1, 2009, the Company was in breach of certain of its covenants under its loan agreement with Great River Bancshares, Inc. (“Great River”), pursuant to which Great River has provided the Company with secured debt. Specially, the Company was in breach of the financial covenant requiring it not to permit, without Great River’s consent, the aggregate amount of non-performing assets of all of its subsidiary banks on a combined basis to equal or exceed 36% of the then primary capital of all of its subsidiary banks. As of September 30, 2009, the Company continued to be in breach of this financial covenant and in addition was in breach of the financial covenant requiring it to maintain a consolidated fixed charge covenant ratio of at least 0.5 to 1.00 for the period from January 1, 2009 through September 30, 2009. In addition, at September 30, 2009, the Company was in breach of the covenant requiring it and its subsidiary banks to be “adequately capitalized” and requiring the Company to cause its subsidiary banks “well capitalized” at all times. See “Financial Condition — September 30, 2009 to December 31, 2009” for more information on the Great River debt.
 Results of Operations
Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008
Overview. Net loss for the three months ended September 30, 2009, was $1.4 million, a decrease of $333 thousand compared with net loss of $1.7 million for the same period in 2008. The primary factors contributing to the decrease in net loss were an increase in noninterest income of $155 thousand and a decrease in noninterest expense of $4.3 million, partially offset by a decrease in net interest income of $103 thousand, an increase in provision for loan losses of $1.1 million, a decrease in income tax benefit of $1.7 million and a decrease in noncontrolling interest net loss of $1.2 million. Basic earnings (loss) per share (EPS) for the three months ended September 30, 2009 was ($.16) compared with ($.19) for the same period in 2008.

Total assets at September 30, 2009 were $1.69 billion compared with $1.77 billion at December 31, 2008, a decrease of $89.2 million or 5.0%, primarily attributable to decreases in goodwill and total loans, offset by an increase in cash and cash equivalents. Total loans, including loans held for sale, at September 30, 2009 were $1.28 billion compared with $1.34 billion at December 31, 2008, a decrease of $63.8 million or 4.7%. Total deposits at September 30, 2009, were $1.43 billion compared with $1.46 billion at December 31, 2008, a decrease of $36.5 million or 2.5%. Total stockholders’ equity at September 30, 2009, was $46.6 million compared with $99.0 million at December 31, 2008, a decrease of $52.4 million or 52.9%.
The Company’s annualized return on average assets was (.32%) for the three months ended September 30, 2009, compared with (.39%) for the same period in 2008. The annualized return on average stockholders’ equity was (11.29%) for the three months ended September 30, 2009, compared to (6.36%) for the same period in 2008.
Net Interest Income. For the three months ended September 30, 2009, net interest income decreased $103 thousand, or .88%, to $11.6 million compared with $11.7 million for the same period in 2008. The decrease was primarily due to decreased volumes of securities, increased volumes of interest-bearing deposits and short-term borrowings, and decreased rates on all interest-earning assets, largely offset by the increased volume of loans, decreased volume of long-term debt and decreased rates on all interest-bearing liabilities. For the three months ended September 30, 2009 and 2008, the net interest margin decreased by 17 basis points to 2.89% from 3.06% while the net interest spread decreased by 18 basis points to 2.73% from 2.90%, respectively.
Interest and dividend income for the three months ended September 30, 2009 decreased $2.7 million, or 11.47%, to $20.8 million compared with $23.5 million for the same period in 2008. This decrease was due primarily to a decrease in loan interest income of $2.2 million and a decrease in investment income of $379 thousand. Average total loans for the three months ended September 30, 2009 increased $21.0 million, or 1.64%, to $1.30 billion compared with $1.28 billion for the same period in 2008, while the average yield on total loans decreased 79 basis points to 5.77% for the same period. Average total investments for the three months ended September 30, 2009 decreased $5.9 million, or 2.92%, to $197.2 million compared with $203.1 million for the same period in 2008, while the average yield on investments decreased 60 basis points to 4.06% for the same period. For the three months ended September 30, 2009, compared to the same period in 2008, the yield on total average earning assets decreased by 95 basis points to 5.21%.
Interest expense for the three months ended September 30, 2009 decreased $2.6 million, or 21.9%, to $9.3 million compared with $11.8 million for the same period in 2008. This decrease was due primarily to decreases in interest expense on deposits of $2.7 million and interest expense on long-term debt and junior subordinated debentures of $286 thousand, offset by an increase in interest expense on short-term borrowings of $419 thousand. Average total interest-bearing deposits for the three months ended September 30, 2009 increased $25.8 million, or 20.0%, to $1.31 billion compared with $1.29 billion for the same period in 2008, while the average cost of funds on total interest-bearing deposits decreased 89 basis points to 2.19% for the same period. The average cost of funds on all categories of deposits decreased in the three months ended September 30, 2009, compared to the same period in 2008, due to the decline in general market rates. Average total long-term debt for the three months ended September 30, 2009 decreased $13.7 million, or 10.2%, to $120.4 million compared with $134.1 million for the same period in 2008, primarily due to the reclassification of a large note payable from long-term to short-term, while the average cost of funds on long-term debt decreased 37 basis points to 4.77% for the same period. For the three months ended September 30, 2009, compared to the same period in 2008, the cost of funds on total average interest-bearing liabilities decreased by 79 basis points to 2.47%.
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

	For the three months ended September 30
		2009			2008
		Income/			Income/
	Average Balance	Expense	Yield/Rate	Average Balance	Expense	Yield/Rate
			(dollars in thousands)
Assets
Interest-bearing demand deposits	$87,579	$108	0.49%	$23,611	$119	2.02%
Federal funds sold	11,184	5	0.18%	16,344	97	2.37%
Securities:
Taxable
U.S. treasuries and government agencies	1,748	20	4.58%	6,126	76	4.96%
Mortgage-backed securities	61,198	573	3.75%	54,951	631	4.59%
Other securities	88,290	981	4.44%	88,076	1,174	5.34%

Total taxable	151,236	1,574	4.16%	149,153	1,881	5.05%
Non-taxable — State and political subdivision (3)	45,917	415	3.62%	53,922	487	3.61%
Loans (net of unearned discount ) (1)(2)	1,296,650	18,707	5.77%	1,275,671	20,921	6.56%
Federal Home Loan Bank stock	7,634	18	0.94%	8,132	20	0.98%

Total interest-earning assets	1,600,200	$20,827	5.21%	1,526,833	$23,525	6.16%

Cash and due from banks	19,453			37,893
Interest receivable	9,231			10,413
Foreclosed assets held for sale, net	11,298			4,149
Cost method investments in common stock	2,271			5,610
Cash surrender value of life insurance	26,926			24,898
Premises and equipment	39,350			41,376
Allowance for loan loss	(28,074)			(16,128)
Goodwill	—			44,282
Intangible assets	4,988			4,117
Other	23,767			23,024

Total assets	$1,709,410			$1,706,467

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$150,844	$148	0.39%	$135,805	$314	$0.92%
Savings deposits	87,016	86	0.40%	86,764	281	1.30%
Money-market deposits	238,521	437	0.73%	223,297	1,138	2.04%
Time and brokered time deposits	836,266	6,506	3.11%	840,996	8,172	3.89%
Short-term borrowings	62,598	636	4.06%	33,523	217	2.59%
Long term debt	58,552	618	4.22%	72,258	789	4.37%
Junior subordinated debentures	61,858	819	5.30%	61,858	934	6.04%

Total interest-bearing liabilities	1,495,655	$9,250	2.47%	1,454,501	$11,845	$3.26%

Demand deposits	148,539			125,725
Interest payable	5,122			4,833
Other liabilities	7,606			7,804
Noncontrolling interest	4,682			7,782
Stockholders’ equity	47,806			105,822

Total liabilities and stockholders’ equity	$1,709,410			$1,706,467

Interest spread			2.73%			2.90%
Net interest income		$11,577			$11,680

Net interest margin			2.89%			3.06%
Interest-earning assets to interest-bearing liabilities	106.99%			104.97%

(1)	Non-accrual loans have been included in average loans, net of unearned discount 104.97%

(2)	Includes loans held for sale

(3)	The tax exempt income for state and political subdivisions in not recorded on a tax equivalent basis.

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

	For the three months ended September 30,
	2009 vs. 2008
	Increase (Decrease) Due to
	Change in
	Volume	Rate	Total
Increase (decrease) in interest income:
Interest-bearing bank deposits	$132	$(143)	$(11)
Federal funds sold	(23)	(69)	(92)
Investment securities:
U.S. Treasuries and Agencies	(51)	(5)	(56)
Mortgage-backed securities	67	(125)	(58)
States and political subdivision (1)	(72)	—	(72)
Other securities	3	(196)	(193)
Loans (net of unearned discounts)	339	(2,553)	(2,214)
Federal Home Loan Bank stock	(1)	(1)	(2)

Change in interest income	394	(3,092)	(2,698)

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	32	(198)	(166)
Savings deposits	1	(196)	(195)
Money-market deposits	73	(774)	(701)
Time and brokered time deposits	(46)	(1,620)	(1,666)
Short-term borrowings	253	166	419
Long-term debt and junior subordinated debentures	(169)	(117)	(286)

Change in interest expense	144	(2,739)	(2,595)

Increase (decrease) in net interest income	$250	$(353)	$(103)

(1)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.
Provision for Loan Losses. Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the three months ended September 30, 2009, the provision increased by $1.1 million to $5.6 million, compared with $4.5 million for the same period in 2008, primarily due to further deterioration of commercial real estate values in southwest Florida. The allowance for loan losses at September 30, 2009 was $27.4 million, or 2.14% of total loans, an increase of $4.0 million from $23.5 million or 1.75% of total loans at December 31, 2008. Nonperforming loans were $59.7 million, or 4.67% of total loans, as of September 30, 2009, compared with $38.0 million, or 2.83% of total loans, as of December 31, 2008. Impaired loans increased from $72.1 million at December 31, 2008 to $111.4 million at September 30, 2009. Approximately $10.4 million of these increases is attributable to a single commercial real estate loan by Mercantile Bank to a developer who experienced cash flow problems due to a slowing economy and oversupply of commercial properties. The loan is secured by land in western Missouri, and Mercantile Bank is actively working with the developer to identify potential purchasers of the property. The Company anticipates a portion of the impaired loans will eventually be charged off, but believes it has adequately reserved for these losses based on circumstances existing as of September 30, 2009.
Management has a process in place to review each subsidiary bank’s loan portfolio on a quarterly basis by a team of personnel that is independent of the lending function and reports directly to the Audit Committee of the Company’s Board of Directors. The purpose of these quarterly reviews is to evaluate the adequacy of the allowance for loan losses. In light of the increases in nonperforming and impaired loans, management has increased the frequency and scope of the reviews in areas deemed to have the greatest risk of potential losses, especially in the southwest Florida market and loans purchased from Integrity Bank, a failed financial institution located in Alpharetta, Georgia. At September 30, 2009, approximately $1.5 million at Royal Palm and approximately $8.6 million at Heartland were participation loans purchased from Integrity Bank. Management’s goal is to identify problems loans as soon as possible, with the hope that early detection and attention to these loans will minimize the amount of the loss.

Noninterest Income. Noninterest income for the three months ended September 30, 2009 increased $155 thousand to $3.3 million compared with $3.1 million for the same period in 2008. The increase in noninterest income was primarily due to increases in customer service fees and net gains on loan sales, partially offset by a decrease in brokerage fees.
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
	September 30
	2009	2008
Fiduciary activities	$652	$673
Brokerage fees	382	481
Customer service fees	1,088	1,007
Other service charges and fees	313	290
Net gains on loan sales	299	181
Loan servicing fees	168	143
Net increase in cash surrender value of life insurance	314	275
Other	49	60

Total noninterest income	$3,265	$3,110

Brokerage fees for the three months ended September 30, 2009 decreased $99 thousand to $382 thousand compared with $481 thousand for the same period in 2008, primarily due to market-driven fees decreasing with the stock market in general as compared to 2008.
Customer service fees for the three months ended September 30, 2009 increased $81 thousand to $1.1 million compared with $1.0 million for the same period in 2008, primarily due to a slight increase of overdraft fees during the third quarter of 2009 and expansion of the number of accounts that generate transaction and maintenance fees.
Net gains on loan sales for the three months ended September 30, 2009 increased $118 thousand to $299 thousand compared with $181 thousand for the same period in 2008, primarily due to increased residential mortgage refinancings as a result of the lower interest rate environment.
Noninterest Expense. For the three months ended September 30, 2009, noninterest expense decreased $4.3 million to $13.3 million compared with $17.6 million for the same period in 2008, primarily due to decreases in net losses on securities and other than temporary losses on available-for-sale securities and cost method investments, partially offset by increases in FDIC deposit insurance premiums and professional fees.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended
	September 30
	2009	2008
Salaries and employee benefits	$6,640	$6,745
Net occupancy expense	776	878
Equipment expense	922	904
Deposit insurance premium	809	492
Professional fees	758	470
Postage and supplies	295	324
Losses on sales of assets, net	9	6
Losses on sales of foreclosed assets, net	545	517
Losses on securities, net	—	4,031
Other than temporary losses on available-for-sale securities and cost method investments	692	1,257
Amortization of mortgage servicing rights	45	49
Other	1,857	1,929

Total noninterest expense	$13,348	$17,602

Deposit insurance premiums increased $317 thousand for three months ended September 30, 2009 to $809 million, from $492 thousand for the same period in 2008, primarily due to increased assessment rates at both Royal Palm and Heartland Bank concurrent with the receipt of Cease and Desist orders, as well as the FDIC raising the regular assessment rates in 2009.
Professional fees increased $288 thousand for the three months ended September 30, 2009 to $758 thousand, from $470 thousand for the same period in 2008, primarily due to the Company incurring additional legal and consulting fees for the creation and implementation of a capital restoration plan.
Net losses on securities for the three months ended September 30, 2009 decreased to zero compared to $4.0 million for the same period in 2008. The loss in 2008 was entirely due to the recognition of an impairment charge related to Mid-America’s holding of subordinated debentures of Integrity Bank, located in Alpharetta, Georgia. Integrity Bank was closed by federal regulators in August 2008.
Other than temporary losses on available-for-sale securities and cost method investments for the three months ended September 30, 2009 decreased to $692 thousand compared to $1.3 million for the same period in 2008. The Company recognized other than temporary impairment charges on two of its investments in stock of other financial institutions during the third quarter of 2009 and on one investment in the third quarter of 2008. These impairments were determined based on the difference between the Company’s carrying value and quoted market prices or other available financial information for the stocks as of the balance sheet date. In making the determination of impairment for each of these investments, the Company considered the duration of the loss, prospects for recovery in a reasonable period of time and the significance of the loss compared to carrying value.
Income Taxes Expense (Benefit). Income tax benefit for the three-months ended September 30, 2009 was $2.2 million compared to $3.9 million for the same period in 2008.
The Company adopted the provisions of ASC 740, formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. The Company has recognized no increase in its liability for unrecognized tax benefits as a result of the implementation of ASC 740. The Company files income tax returns in the U.S. federal jurisdiction and the states of Illinois, Missouri, Kansas and Florida jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2005.
Results of Operations
Comparison of Operating Results for the Nine Months Ended September 30, 2009 and 2008
Overview. Net loss for the nine months ended September 30, 2009 was $54.3 million, an increase of $52.2 million compared with net loss of $2.1 million for the same period in 2008. The primary factors contributing to the decrease in net income were a goodwill impairment valuation adjustment of $44.6 million, an increase in provision for loan losses of $7.7 million, a decrease in noninterest income of $443 thousand, an increase in noninterest expense of $1.8 million, and a decrease in noncontrolling interest net loss of $639 thousand, offset by an increase in income tax benefit of $3.1 million. Basic earnings (loss) per share (EPS) for the nine months ended September 30, 2009 were ($6.24) compared with ($0.24) for the same period in 2008.
The Company’s annualized return on average assets was (4.14%) for the nine months ended September 30, 2009, compared with (.17%) for the same period in 2008. The annualized return on average stockholders’ equity was (90.65%) for the nine months ended September 30, 2009, compared to (2.64%) for the same period in 2008.
Net Interest Income. For the nine months ended September 30, 2009, net interest income decreased $114 thousand, or .35%, to $32.7 million compared with $32.8 million for the same period in 2008. The decrease was primarily due to decreased volumes of securities, increased volumes of interest-bearing deposits and short-term borrowings, and a decrease in rates on all interest-earning assets, largely offset by the increased volume of loans, decreased volume of long-term debt and decreased rates on all interest-bearing liabilities. For the nine months ended September 30, 2009 and 2008, the net interest margin decreased by 22 basis points to 2.70% from 2.92% while the net interest spread decreased by 20 basis points to 2.53% from 2.73%, respectively. Interest and dividend income for the nine months ended September 30, 2009 decreased $8.2 million, or 11.5%, to $63.1 million compared with $71.3 million for the same period in 2008. This decrease was due primarily to a decrease in loan interest income of $6.6 million, a decrease in securities interest income of $1.1 million, and a decrease in federal funds sold interest income of $321 thousand. Average total loans for the nine months ended September 30, 2009 increased $68.0 million, or 5.5%, to $1.31 billion compared with $1.25 billion for the same period in 2008, while the average yield on total loans decreased 102 basis points to 5.74% for the same period. Average total investments for the nine months ended September 30, 2009 decreased $9.5 million, or 4.6%, to $195.5 million compared with $205.0 million for the same period in 2008, while the average yield on investments decreased 54 basis points to 4.23% for the same period. For the nine months ended September 30, 2009, compared to the same period in 2008, the yield on total average earning assets decreased by 113 basis points to 5.22%.

Interest expense for the nine months ended September 30, 2009 decreased $8.1 million, or 20.9%, to $30.5 million compared with $38.5 million for the same period in 2008. This decrease was due primarily to decreases in interest expense on deposits of $7.7 million and interest expense on long-term debt of $1.4 million, offset by an increase in interest expense on short-term borrowings of $1.1 million. Average total interest-bearing deposits for the nine months ended September 30, 2009 increased $94.4 million, or 7.6%, to $1.33 billion compared with $1.24 billion for the same period in 2008, while the average cost of funds on total interest-bearing deposits decreased 102 basis points to 2.41% for the same period. Average total long-term debt and junior subordinated debentures for the nine months ended September 30, 2009 decreased $24.8 million, or 16.7%, to $123.4 million compared with $148.2 million for the same period in 2008, primarily due to reclassification of a large note payable from long-term to short-term, while the average cost of funds on long-term debt decreased 43 basis points to 4.92% for the same period. For the nine months ended September 30, 2009, compared to the same period in 2008, the cost of funds on total average interest-bearing liabilities decreased by 94 basis points to 2.68%.
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

	For the nine months ended September 30
	2009			2008
	Average	Income/		Average	Income/
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
	(dollars in thousands)
Assets
Interest-bearing demand deposits	$78,893	$260	0.44%	$20,129	$353	2.34%
Federal funds sold	15,291	16	0.14%	17,169	337	2.62%
Securities:
Taxable
U.S. treasuries and government agencies	3,999	94	3.13%	12,232	398	4.34%
Mortgage-backed securities	53,800	1,689	4.19%	50,538	1,813	4.78%
Other securities	91,350	3,170	4.63%	87,129	3,621	5.54%

Total taxable	149,149	4,967	4.43%	149,899	5,832	5.19%
Non-taxable — State and political subdivision (3)	46,385	1,254	3.60%	55,110	1,500	3.63%
Loans (net of unearned discount) (1)(2)	1,314,928	56,603	5.74%	1,246,939	63,203	6.76%
Federal Home Loan Bank stock	8,015	42	0.70%	8,324	86	1.38%

Total interest-earning assets (1)	1,612,661	$63,128	5.22%	1,497,570	$71,311	6.35%

Cash and due from banks	20,271			34,986
Interest receivable	9,124			10,391
Foreclosed assets held for sale, net	10,917			4,246
Cost method investments in common stock	2,935			5,907
Cash surrender value of life insurance	26,211			24,664
Premises and equipment	39,844			41,617
Allowance for loan loss	(24,404)			(15,432)
Goodwill	29,865			44,282
Intangible assets	4,479			5,017
Other	23,066			20,793

Total assets	$1,754,969			$1,674,041

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$149,604	$476	0.42%	$135,499	$1,040	1.02%
Savings deposits	86,762	321	0.49%	85,137	924	1.45%
Money-market deposits	231,817	1,652	0.95%	220,295	3,859	2.34%
Time and brokered time deposits	862,690	21,605	3.34%	795,585	25,959	4.35%
Short-term borrowings	58,718	1,854	4.21%	35,223	800	3.03%
Long term debt	61,563	2,033	4.40%	86,359	3,049	4.71%
Subordinated debenture bonds	61,858	2,522	5.44%	61,858	2,901	6.25%

Total interest-bearing liabilities	1,513,012	$30,463	2.68%	1,419,956	$38,532	3.62%

Demand deposits	145,055			125,809
Interest payable	4,702			5,312
Other liabilities	7,061			6,996
Minority interest	5,082			8,992
Stockholders’ equity	80,057			106,976

Total liabilities and stockholders’ equity	$1,754,969			$1,674,041

Interest spread			2.53%			2.73%
Net interest income		$32,665			$32,779
Net interest margin			2.70%			2.92%
Interest-earning assets to interest-bearing liabilities	106.59%			105.47%

(1)	Non-accrual loans have been included in average loans, net of unearned discount

(2)	Includes loans held for sale

(3)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.

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

	For the nine months ended September 30,
	2009 vs. 2008
	Increase (Decrease) Due to
	Change in
	Volume	Rate	Total
Increase (decrease) in interest income:
Interest-bearing bank deposits	$376	$(469)	$(93)
Federal funds sold	(33)	(288)	(321)
Investment securities:
U.S. Treasuries and Agencies	(215)	(89)	(304)
Mortgage-backed securities	112	(236)	(124)
States and political subdivision (1)	(236)	(10)	(246)
Other securities	169	(620)	(451)
Loans (net of unearned discounts)	3,308	(9,908)	(6,600)
Federal Home Loan Bank stock	(3)	(41)	(44)

Change in interest income (1)	3,478	(11,661)	(8,183)

Increase in interest expense:
Interest-bearing transaction deposits	99	(663)	(564)
Savings deposits	17	(620)	(603)
Money-market deposits	192	(2,399)	(2,207)
Time and brokered time deposits	2,054	(6,408)	(4,354)
Short-term borrowings	665	389	1,054
Long-term debt and junior subordinated debentures	(941)	(454)	(1,395)

Change in interest expense	2,086	(10,155)	(8,069)

Increase (decrease) in net interest income (1)	$1,392	$(1,506)	$(114)

(1)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.
Provision for Loan Losses. Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the nine months ended September 30, 2009, the provision increased by $7.7 million to $18.7 million, compared with $11.1 million for the same period in 2008. The additional expense was primarily due to further deterioration of the commercial real estate markets in several of the Company’s locations, particularly in southwest Florida, resulting in nonperforming and impaired loan totals in excess of historical averages. In the nine months ended September 30, 2009, the Company addressed this issue aggressively by increasing its provision for loans losses. The allowance for loan losses at September 30, 2009 was $27.4 million, or 2.14% of total loans, which increased from $23.5 million or 1.75% of total loans at December 31, 2008. The increase in the allowance for loan losses as of September 30, 2009 was primarily due to the increase in non-performing loans to $59.7 million, or 4.67% of total loans, compared with $38.0 million, or 2.83% of total loans as of December 31, 2008. Impaired loans increased from $72.1 million at December 31, 2008, to $111.4 million at September 30, 2009. A significant portion of these increases reflects several commercial real estate loans to developers who experienced cash flow problems due to a slowing economy and oversupply of commercial properties. Although secured by real estate, the Company anticipates a portion of the loans will eventually be charged off. The Company believes it has adequately reserved for these losses based on circumstances existing as of September 30, 2009.
Noninterest Income. Noninterest income for the nine months ended September 30, 2009 decreased $443 thousand to $10.3 million compared with $10.7 million for the same period in 2008. The decrease in noninterest income was primarily due to decreases in brokerage fees, customer service fees, and net gains on sales of equity and cost method investments, partially offset by increases in other service charges and fees, net gains on loan sales, and other noninterest income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Nine Months Ended
	September 30
	2009	2008
Fiduciary activities	$1,953	$2,053
Brokerage fees	940	1,398
Customer service fees	2,912	3,232
Other service charges and fees	905	724
Net gains on loan sales	1,740	824
Loan servicing fees	468	416
Net increase in cash surrender value of life insurance	825	786
Net gains on sales of available-for-sale securities	—	943
Other	532	342

Total noninterest income	$10,275	$10,718

Brokerage fees for the nine months ended September 30, 2009 decreased $458 thousand to $940 thousand compared with $1.4 million for the same period in 2008, due to market-driven fees decreasing with the stock market in general as compared to 2008.
Customer service fees for the nine months ended September 30, 2009 decreased $320 thousand to $2.9 million compared with $3.2 million for the same period in 2008, primarily due to a decrease in overdraft fees. The sluggish economy and increase in unemployment rates caused customers to more closely monitor their deposit balances, reducing both overdraft occurrences and the associated fees charged by the subsidiary banks.
Other service charges and fees for the nine months ended September 30, 2009 increased $181 thousand to $905 thousand compared with $724 thousand for the same period in 2008, primarily due to the increase in issuance and usage of debit cards.
Net gain on loan sales for the nine months ended September 30, 2009 increased $916 thousand to $1.7 million compared with $824 thousand for the same period in 2008, primarily due to increased residential mortgage refinancings as a result of the lower interest rate environment.
Net gains on sales of available-for-sale securities for the nine months ended September 30, 2009 decreased to a zero balance compared with a net gain of $943 thousand for the same period in 2008, due to the May 2008 sale of one of the Company’s equity investments, resulting in a gain of $943 thousand. Other noninterest income for the nine months ended September 30, 2009 increased $190 thousand to $532 thousand compared with $342 thousand for the same period in 2008, primarily due to the recovery of previously impaired mortgage servicing rights of approximately $244 thousand.
Noninterest Expense. For the nine months ended September 30, 2009, noninterest expense increased $46.4 million to $88.0 million compared with $41.6 million for the same period in 2008, primarily due to goodwill impairment losses, increases in deposit insurance premiums, professional fees, net losses on sales of assets, net losses on foreclosed assets, and other than temporary losses on available-for-sale and cost method investments, partially offset by decreases in salaries and employee benefits and net losses on securities.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Nine Months Ended
	September 30
	2009	2008
Salaries and employee benefits	$19,951	$20,643
Net occupancy expense	2,536	2,628
Equipment expense	2,580	2,594
Deposit insurance premium	3,149	715
Professional fees	2,475	1,593
Postage and supplies	896	958
Losses (gains) on sales of assets, net	23	(370)
Losses on foreclosed assets, net	2,158	1,010
Losses on securities, net	—	4,032
Other than temporary losses on available-for-sale securities and cost method investments	3,238	1,520
Goodwill impairment losses	44,650	—
Amortization of mortgage servicing rights	399	202
Other	5,938	6,061

Total noninterest expense	$87,993	$41,586

Goodwill impairment losses of $44.6 million were recognized during the second quarter of 2009. Due to the decline in the Company’s stock price and the additional provision for loan losses and increased nonperforming assets at several of its subsidiaries, particularly Royal Palm, the Company hired a valuation specialist to perform an interim valuation of the Company’s goodwill to test for impairment as of June 30, 2009. Goodwill is tested for impairment using a two-step process. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. The initial impairment testing indicated potential impairment so the Company was subjected to the second step of goodwill impairment testing. The Company experienced an operating loss in 2008 and operating losses in the first two quarters of 2009 driven by further deterioration in the real estate market in southwest Florida and an overall decline in bank stock valuations in the national markets. The operating losses and the effects of the current economic environment on the valuation of financial institutions and the capital markets had a significant, negative effect on the Company’s fair value. The Company’s analysis resulted in the determination that goodwill was fully impaired on a consolidated basis.
Salaries and employee benefits decreased $692 thousand for the nine months ended September 30, 2009 to $20.0 million, from $20.6 million for the same period in 2008, primarily due to severance payments associated with the change in management personnel at Royal Palm in the first half of 2008, as well as staff reductions at Royal Palm and Heartland. As a percent of average assets, annualized salaries and employee benefits decreased to 1.52% for the nine months ended September 30, 2009, compared to 1.65% for the same period in 2008.
Deposit insurance premiums increased $2.4 million for the nine months ended September 30, 2009 to $3.1 million, from $715 thousand for the same period in 2008, primarily due to the FDIC approving an additional special assessment on all institutions’ total assets to be accrued for as of June 30, 2009, as well as the FDIC raising the regular assessment rates charged in 2009.
Professional fees increased $882 thousand for the nine months ended September 30, 2009 to $2.5 million, from $1.6 million for the same period in 2008, primarily due to the Company incurring additional legal and consulting fees for the creation and implementation of a capital restoration plan.
Net loss on sale of assets increased $393 thousand for the nine months ended September 30, 2009 to $23 thousand, from a net gain of $370 thousand for the same period in 2008. The net gain in 2008 was primarily due to HNB Financial’s sale of a vacant lot in the first quarter of 2008.
Net losses on foreclosed assets increased $1.1 million for the nine months ended September 30, 2009 to $2.1 million, from $1.0 million for the same period in 2008, primarily due to continued declines in the valuations of real estate assets obtained by the Company in foreclosures on defaulted loans. Approximately $1.6 million of the 2009 losses, and $712 thousand of the 2008 losses, are related to properties in the Florida market held by Royal Palm.
Net losses on securities for the nine months ended September 30, 2009 decreased to zero compared to $4.0 million for the same period in 2008. The loss in 2008 was entirely due to the recognition of an impairment on Mid-

America’s holding of subordinated debentures of Integrity Bank, located in Alpharetta, Georgia. Integrity Bank was closed by federal regulators in August 2008.
Other than temporary losses on available-for-sale securities and cost method investments for the nine months ended September 30, 2009 increased to $3.2 million compared to $1.5 million for the same period in 2008. The Company recognized other-than-temporary impairment charges on four of its investments in stock of other financial institutions during the second quarter of 2009 and an additional impairment on two of its investments during the third quarter of 2009. These impairments were determined based on the difference between the Company’s carrying value and quoted market prices or other available financial information for the stocks as of June 30, 2009, and September 30, 2009, respectively. In making the determination of impairment for each of these investments, the Company considered the duration of the loss, prospects for recovery in a reasonable period of time and the significance of the loss compared to carrying value. Included in the 2009 losses was the Company’s total investment of $695 thousand in Integrity Bank of Jupiter, Florida, which was closed by the FDIC on July 31, 2009.
Income Tax Expense (Benefit). Income tax benefit for the nine months ended September 30, 2009 was $8.1 million compared to $5.0 million for the same period in 2008.
The Company adopted the provisions of ASC 740, formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2008. The Company has recognized no increase in its liability for unrecognized tax benefits as a result of the implementation of ASC 740. The Company files income tax returns in the U.S. federal jurisdiction and the states of Illinois, Missouri, Kansas and Florida jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2003.
Financial Condition
September 30, 2009 Compared to December 31, 2008
Loan Portfolio. Total loans, including loans held for sale, decreased $63.8 million or 4.7% to $1.28 billion as of September 30, 2009 from $1.34 billion as of December 31, 2008. The Company’s subsidiary banks experienced decreased loan balances in the first nine months of 2009 due to seasonal fluctuations, debt paydowns, stricter underwriting standards, and the stagnant economy and the fear of recession causing potential borrowers to reduce their spending. At September 30, 2009 and December 31, 2008, the ratio of total loans to total deposits was 89.8% and 91.9%, respectively. For the same periods, total loans represented 75.9% and 75.7% of total assets, respectively.
The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial and financial	$227,217	17.75%	$235,438	17.52%
Agricultural	60,748	4.75%	68,192	5.07%
Real estate — farmland	112,343	8.78%	111,244	8.28%
Real estate — construction	196,826	15.38%	238,922	17.78%
Real estate — commercial	225,197	17.59%	214,317	15.95%
Real estate — residential (1)	332,156	25.95%	343,627	25.58%
Installment loans to individuals	125,475	9.80%	132,000	9.82%

Total loans	1,279,962	100.00%	1,343,740	100.00%

Allowance for loan losses	27,427		23,467

Total loans, including loans held for sale, net of allowance for loan losses	$1,252,535		$1,320,273

(1)	Includes loans held for sale
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
Total nonperforming loans increased to $59.7 million as of September 30, 2009 from $38.0 million as of December 31, 2008, while total nonperforming loans and nonperforming other assets increased to $74.0 million as of September 30, 2009 from $48.0 million as of December 31, 2008. However, there was only a slight increase of

$213 thousand, or 0.3%, in total nonperforming loans and nonperforming other assets from June 30, 2009 to September 30, 2009, which management believes is an indication that it has identified the majority of the problems in its loan portfolio. Impaired loans increased from $72.1 million at December 31, 2008 to $111.4 million at September 30, 2009. A significant portion of these increases is the result of the continued deterioration of the commercial and residential real estate market in southwest Florida, but approximately $10.4 million is attributable to a single commercial real estate loan by Mercantile Bank to a developer who experienced cash flow problems due to a slowing economy and oversupply of commercial properties. The loan is secured by land in western Missouri, and Mercantile Bank is actively working with the developer to identify potential purchasers of the property. The Company anticipates a portion of the impaired loans will eventually be charged off, but believes it has adequately reserved for these losses based on circumstances existing as of September 30, 2009.
Nonperforming other assets is comprised primarily of the carrying value of several foreclosed commercial real estate properties in the Midwest and Florida that the Company intends to sell, with the carrying value representing management’s assessment of the net realizable value in the current market. The ratio of nonperforming loans to total loans increased to 4.67% as of September 30, 2009, from 2.83% as of December 31, 2008. The ratio of nonperforming loans and nonperforming other assets to total loans increased to 5.78% as of September 30, 2009 from 3.57% as of December 31, 2008.
The following table presents information regarding nonperforming assets at the dates indicated:

	September 30,	December 31,
	2009	2008
Nonaccrual loans
Commercial and financial	$1,267	$762
Agricultural	685	234
Real estate — farmland	207	—
Real estate — construction	34,326	25,948
Real estate — commercial	9,897	1,361
Real estate — residential	11,207	5,455
Installment loans to individuals	282	337

Total nonaccrual loans	57,871	34,097

Loans 90 days past due and still accruing	1,332	3,856
Restructured loans	510	58

Total nonperforming loans	59,713	38,011

Repossessed assets	14,259	10,015
Other assets acquired in satisfaction of debt previously contracted	—	—

Total nonperforming other assets	14,259	10,015

Total nonperforming loans and nonperforming other assets	$73,972	$48,026

Nonperforming loans to loans, before allowance for loan losses	4.67%	2.83%

Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	5.78%	3.57%

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
The allowance for loan losses increased $4.0 million to $27.4 million as of September 30, 2009 from $23.5 million as of December 31, 2008. Provision for loan losses was $18.7 million and net charge-offs were $14.8 million for the nine months ended September 30, 2009. The allowance for loan losses as a percent of total loans increased to 2.14% as of September 30, 2009 from 1.75% as of December 31, 2008. The increase was due to further deterioration of the commercial real estate markets in several of the Company’s locations, particularly in southwest Florida, resulting in nonperforming and impaired loan totals in excess of historical averages. As a percent of nonperforming loans, the allowance for loan losses decreased to 46% as of September 30, 2009 from 62% as of December 31, 2008. The Company believes it has adequately reserved for potential losses based on circumstances existing as of September 30, 2009.
The following table presents for the periods indicated an analysis of the allowance for loan losses and other related data:

	As of and for the	As of and for
	Nine Months Ended	the Year Ended
	September 30,	December 31,
	2009	2008
Average loans outstanding during year	$1,314,928	$1,274,660

Allowance for loan losses:
Balance at beginning of year	$23,467	$12,794

Loans charged-off:
Commercial and financial	1,050	5,447
Agricultural	46	147
Real estate — farmland	—	—
Real estate — construction	6,222	4,082
Real estate — commercial	1,048	2,276
Real estate — residential	5,825	823
Installment loans to individuals	981	901

Total charge-offs	15,172	13,676

Recoveries:
Commercial and financial	21	296
Agricultural	45	15
Real estate — farmland	80	—
Real estate — construction	33	1
Real estate — commercial	6	43
Real estate — residential	30	46
Installment loans to individuals	181	103

Total recoveries	396	504

Net charge-offs	14,776	13,172
Provision for loan losses	18,736	23,845

Balance at end of year	$27,427	$23,467

Allowance for loan losses as a percent of total loans outstanding at year end	2.14%	1.75%

Allowance for loan losses as a percent of total nonperforming loans	45.93%	61.74%

Ratio of net charge-offs to average total loans	1.12%	1.03%

Securities. The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality. Where the Company has less than majority ownership interests in banking organizations that are publicly traded, it continuously adjusts its common stock investments to their current market value through the securities portfolio as an unrealized gain or loss on available-for-sale securities. During 2009, the Company recognized a permanent impairment on four of its investments in stock of other financial institutions due to the investments’ stock prices remaining below cost basis for more than six months, as well as other factors.
The Company has classified securities as both available-for-sale and held-to-maturity as of September 30, 2009. Available-for-sale securities are held with the option of their disposal in the foreseeable future to meet investment objectives, liquidity needs or other operational needs. Securities available-for-sale are carried at fair value. Held-to-maturity securities are those securities for which the Company has the positive intent and ability to hold until maturity, and are carried at historical cost adjusted for amortization of premiums and accretion of discounts.
As of September 30, 2009, the fair value of the available for-sale securities was $194.9 million and the amortized cost was $188.7 million for an unrealized gain of $6.2 million. The after-tax effect of this unrealized gain was $4.1 million and has been included in stockholders’ equity. As of December 31, 2008, the fair value of the available-for-sale securities was $185.2 million and the amortized cost was $181.8 million for an unrealized gain of $3.4 million. Fluctuations in net unrealized gains and losses on available-for-sale securities are due primarily to increases or decreases in prevailing interest rates for the types of securities held in the portfolio.
As of September 30, 2009, the amortized cost of held-to-maturity securities was $6.6 million, a decrease of $2.3 million from the December 31, 2008 amortized cost of $8.9 million.
The Company owns approximately $3.5 million of Federal Home Loan Bank of Chicago stock included in other assets. During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The Federal Home Loan Bank will continue to provide liquidity and funding through advances, however the draft order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. With regard to dividends, the Federal Home Loan Bank continues to assess its dividend capacity each quarter and make appropriate request for approval. There were no dividends paid by the Federal Home Loan Bank of Chicago during the third quarter of 2009.
Foreclosed Assets Held for Sale. At September 30, 2009, foreclosed assets increased $4.2 million or 42.6% to $14.2 million from $10.0 million as of December 31, 2008. Included in the $14.2 million at September 30, 2009 were several properties in the Florida market with a carrying value of $2.7 million, and properties with a carrying value of $4.9 million in the Georgia and the Arkansas markets. In 2009, the Company wrote off a property within the Florida market representing Royal Palm Bank’s interest in a participation agreement among several banks in a loan to develop a resort property in Florida. The borrower defaulted and the lead bank in the participation agreement foreclosed on the property in 2007. The Company’s carrying value of this property was $1.1 million prior to being written off. One of the other participants has filed a lawsuit in federal court seeking to have an equitable lien established to force a sale of the property, with the plaintiff recovering its debt before any of the other participants. Should the court rule in favor of the plaintiff, it is possible that the Company would not receive sufficient proceeds to recover its then carrying value of $1.1 million. After evaluating the circumstances involved in this case and currently available information, the Company has concluded that its carrying value on this property should be written off completely.
Deposits. Total deposits decreased $36.5 million or 2.5% to $1.43 billion as of September 30, 2009 from $1.46 billion as of December 31, 2008. Noninterest-bearing deposits increased $16.0 million or 11.4% to $155.5 million as of September 30, 2009 from $139.5 million as of December 31, 2008, while interest-bearing deposits decreased $52.5 million or 4.0% to $1.27 billion as of September 30, 2009 from $1.32 billion as of December 31, 2008. The majority of the overall decrease in deposits during the first three quarters of 2009 was due to the Company utilizing short-term advances from the Federal Discount Window in efforts to replace higher costing wholesale deposits, which were allowed to run off.

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
As of September 30, 2009, short-term borrowings were $72.7 million, an increase of $23.5 million from $49.2 million as of December 31, 2008. The increase in short-term borrowings is primarily attributable to the reclassification from long-term to short-term of a $14.4 million note payable that matures in November 2009, and the Company’s use of the Federal BIC line as a strategy to shift into lower cost, short-term funding sources. The Company’s Federal BIC line increased $15.5 million from December 31, 2008 to September 30, 2009, partially offset by the repayment of approximately $3.8 million in U.S. Treasury demand notes and the repayment of a short-term advance from the Federal Home Loan Bank of $2.0 million. Included in short-term borrowings at September 30, 2009, was a $14.4 million note payable to Great River Bancshares, Inc. (“Great River”), which is owned by a significant shareholder of the Company. Interest is payable quarterly at an annual rate of 7.5%, with the balance due at maturity on November 10, 2009. The Company also had two secured demand notes held by Great River totaling $11.6 million with interest payable quarterly at annual rates of 7.5%. On April 30, 2009, the Company entered into an agreement with Great River which amends and restates an original loan agreement to enable the Company to borrow funds on a revolving basis, to grant Great River additional collateral, and to restructure certain indebtedness represented by the previously described secured demand notes as a revolving loan. The aggregate principal of the revolving loan may not exceed $15 million. Advances on the revolving loan will be made upon the request of the Company but subject to Great River’s determination to make such advances in its sole and absolute discretion. Interest on the revolving loan will be payable quarterly beginning August 10, 2009, and then thereafter on each February 10, May 10, August 10 and November 10 of each year at the rate of 7.5% per annum. The revolving loan may be prepaid without penalty. Due to certain breaches of financial and other covenants under the loan agreement with Great River, the Company began to owe and accrue the default interest rate of 12.5% under the loan agreement as of September 1, 2009.
As of September 1, 2009, the Company was in breach of the financial covenant requiring it not to permit, without Great River’s consent, the aggregate amount of non-performing assets of all of its subsidiary banks on a combined basis to equal or exceed 36% of the then primary capital of all of its subsidiary banks. As of September 30, 2009, the Company continued to be in breach of this financial covenant and in addition was in breach of the financial covenant requiring it to maintain a consolidated fixed charge covenant ratio of at least 0.5 to 1.00 for the period from January 1, 2009 through September 30, 2009. In addition, at September 30, 2009, the Company was in breach of the covenant requiring it and its subsidiary banks to be “adequately capitalized” and requiring the Company to cause its subsidiary banks to “well capitalized” at all times.
On November 21, 2009, the Company entered into a Second Waiver and Amendment to the Great River loan agreement (the “Second Waiver”), with Great River. The Second Waiver amends the loan agreement with Great River to, among other things, waive the breaches of financial covenants that the Company had caused and that were occurring on and after September 30, 2009, extend certain of the maturity dates under the loan agreement, subject to the satisfaction of certain conditions, provide the Company with an additional $11 million of short term debt and, subject to the satisfaction of certain conditions, provide the Company with a new $7 million line of credit. See the “Liquidity” section of this filing for more information on the Second Waiver, the additional short-term debt and line of credit from Great River and the impact on the loan agreement with Great River.
Long-term borrowings were $58.6 million as of September 30, 2009, a decrease of $26.1 million from $84.6 million as of December 31, 2008, primarily due to the reclassification from long-term to short-term of a $14.4 million note payable that matures in November 2009. Included in long-term borrowings as of September 30, 2009 were long-term FHLB borrowings totaling $49.5 million, with maturities ranging from the years 2009 to 2017 and interest rates ranging from 1.55% to 5.30%. Also included in long-term borrowings as of September 30, 2009 were two term notes payable totaling $7.1 million that are held by Great River. Interest is payable quarterly at an annual rate of 7.5%. Principal payments of $125,000 on each note are due on December 31, 2009, March 31, 2010 and June 30, 2010, with the balance due at maturity on August 31, 2010. These term notes payable have various covenants including ratios relating to the Company’s capital, allowance for loan losses, non-performing assets, and debt service coverage.
Junior subordinated debentures were $61.9 million at September 30, 2009 and December 31, 2008. Maturities ranged from the years 2035 to 2037 (callable at the Company’s option in 2011, 2015 and 2017), and interest rates ranged from 2.25% to 7.17%. In June 2009, the Company decided to defer regularly scheduled interest payments on its outstanding $61.9 million of junior subordinated notes relating to its trust preferred securities. The terms of the junior subordinated notes and the trust documents allow the Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. As previously disclosed, the Company had suspended the payment of cash dividends on its outstanding common stock. The Company believes that the deferral of interest payments on the junior subordinated notes and the suspension of cash dividend payments on its common stock will generate approximately $5.6 million per year in additional cash flow (compared with the continuing level of interest and dividend payments in 2008) and serve to strengthen its capital ratios and those of its subsidiary banks until those banks return to a sufficient level of profitability. As of September 30, 2009, the accumulated deferred interest payments totaled $1.5 million.
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
The Company’s most liquid assets are cash and due from banks, interest-bearing demand deposits, and federal funds sold. The balances of these assets are dependent on the Company’s operating, investing, lending, and financing activities during any given period. As of September 30, 2009, cash and cash equivalents totaled $101.4 million, an increase of $11.6 million from $89.8 million as of December 31, 2008. This increase was the result of normal fluctuations in the Company’s cash flow requirements for deposit withdrawals.
The Company’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayment, sales of loans, and capital funds. Additional liquidity is provided by bank lines of credit and term debt, repurchase agreements, junior subordinated debentures and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank.
As noted in the “Borrowings” section of this filing, the Company had $21.4 million in term notes payable and demand notes totaling $11.6 million as of September 30, 2009, with Great River Bancshares, Inc. (“Great River”). The Great River debt is secured by all outstanding shares of common stock of the subsidiary banks, as well as the common stock of the minority-owned banks. Except for the Company’s Tier 1 leverage ratio and the capital ratios of Royal Palm Bank, as discussed in the “Capital Resources” section of this filing, the Company’s and its subsidiary banks’ regulatory capital ratios are adequately or well capitalized and the debt service has been provided by dividends from a majority of the subsidiary banks.
On April 30, 2009, the Company entered into an agreement with Great River which amended and restated an original loan agreement to enable the Company to borrow funds on a revolving basis, to grant Great River additional collateral, and to restructure the indebtedness represented by two secured demand notes as a revolving loan. The amended loan agreement modified certain financial covenants as follows: (a) the Company will maintain a consolidated fixed charge coverage ratio of at least 0.5 to 1.00 for the period from January 1, 2009 through June 30, 2009, 0.5 to 1.00 for the period from January 1, 2009 through September 30, 2009, and 1.10 to 1.00 for each four consecutive fiscal quarter period ending on or after December 31, 2009; (b) the Company will maintain as of the last day of each calendar month a stockholders’ equity greater than $90 million less any write-down of goodwill from March 13, 2009, to that date; (c) the Company will not declare or pay any dividends on its capital stock without Great River’s consent; and (d) the Company will not permit, without Great River’s consent, the aggregate amount of non-performing assets of all subsidiary banks on a combined basis to equal or exceed 36% of the then primary capital of all subsidiary banks at any time from the date of the amended loan agreement through September 30, 2009, or 18% of the then primary capital of all subsidiary banks at any time from and after October 1, 2009.
Also on April 30, 2009, the Company entered into an amendment to an original waiver agreement with Great River dated March 13, 2009, which had addressed the Company’s noncompliance at that time with certain covenants of the original loan agreement. The amendment provides that the Company will (a) ensure that the aggregate amount of non-performing assets of all subsidiary banks on a combined basis does not at any time equal or exceed 36% of the then primary capital of all subsidiary banks, (b) maintain a consolidated fixed charge coverage ratio of at least 0.5 to 1.00 for the period from January 1, 2009 to June 30, 2009, and 0.5 to 1.00 for the period from January 1, 2009 to September 30, 2009, and (c) provide Great River with quarterly reports of the compliance of the Company and its subsidiaries with various regulatory enforcement actions.
The waiver will be terminated upon the earliest to occur of the following:
–	the occurrence of an event of default under any of the loan agreements;

–	the Company should fail to perform any additional covenant;

–	any changes in regulatory agreements;

–	the Company, any subsidiary holding company or any subsidiary bank being placed in receivership or being taken over by any regulatory agency;

–	the note holder determines in its sole discretion that there has been any change in the business operations or condition, financial or otherwise, of the Company, any subsidiary holding company, any subsidiary bank or any consolidated subsidiary that could have a material adverse effect; or

–	September 30, 2009
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
As discussed under “Financial Condition – September 30, 2009 compared to December 31, 2008”, as of September 1, 2009, the Company was in breach of the financial covenant requiring it not to permit, without Great River’s consent, the aggregate amount of non-performing assets of all of its subsidiary banks on a combined basis to equal or exceed 36% of the then primary capital of all of its subsidiary banks. As of September 30, 2009, the Company continued to be in breach of this financial covenant and in addition was in breach of the financial covenant requiring it to maintain a consolidated fixed charge covenant ratio of at least 0.5 to 1.00 for the period from January 1, 2009 through September 30, 2009. In addition, at September 30, 2009, the Company was in breach of the covenant requiring it and its subsidiary banks to be “adequately capitalized” and requiring the Company to cause its subsidiary banks to be “well capitalized” at all times.
On November 21, 2009, the Company entered into both the Second Waiver and the Exchange Agreement with Great River and Mr. Phillips, respectively. The Second Waiver amends the loan agreement with Great River to, among other things, waive the breaches of financial covenants that the Company had caused and that were occurring on and after September 30, 2009, extend certain of the maturity dates under the loan agreement, subject to the satisfaction of certain conditions, provide the Company with an additional $11 million of short term debt and, subject to the satisfaction of certain conditions, provide the Company with a new $7 million line of credit. The Exchange Agreement provides for the sale of HNB National Bank, one of the Company’s subsidiary banks, to R. Dean Phillips, the sole shareholder and Chairman of Great River, in exchange for the repayment of $28 million of the Great River debt (the “Exchange”). R. Dean Phillips owns, through participations from Great River, more than $28 million of the Great River debt.
The Second Waiver waives the Company’s breaches of, and amends, certain of the financial and other covenants as follows: (i) the Company is required to keep a certain level of consolidated fixed charge covenant ratio, which levels were amended to require the Company to maintain a consolidated fixed charge covenant ratio of at least negative (.75) to 1.00 for each four consecutive fiscal quarter period ending on or after March 31, 2010; (ii) the Company shall not permit the aggregate amount of non-performing assets of all the subsidiary banks on a combined basis to equal or exceed a certain percentage of the then primary capital of all the subsidiary banks, which covenant was amended to provide that the Company shall not permit the aggregate amount of non-performing assets of all the subsidiary banks on a combined basis to equal or exceed 85% of the then primary capital of all the subsidiary banks at any time from and after November 21, 2009; (iii) the Company is, and is required to cause its subsidiary banks, to maintain its regulatory capital ratios at an “adequately capitalized” level, and to cause it and its subsidiary banks to maintain their regulatory capital ratios at a “well capitalized” level, which requirement has been amended to waive the requirements that (1) The Royal Palm Bank of Florida (“Royal Palm Bank”) maintain its regulatory capital ratios at a “well capitalized” level until the either the Company provides Royal Palm Bank with $11 million of additional capital or January 31, 2010 and (2) the Company maintain its regulatory capital ratios at a “well capitalized” level until January 31, 2010; and (iv) compliance with certain regulatory requirements and actions imposed on the Company and its subsidiary banks has been waived and were amended to reflect the regulatory actions currently imposed on the Company and its subsidiary.
The Second Waiver provides that aggregate principal amount outstanding on the Great River debt shall not accrue interest at the default rate from and after November 21, 2009, which means that the interest rate on the Great River debt from and after November 21, 2009, will be 7.50%. The Second Waiver extends the following maturity dates on the following notes issued pursuant to the Great River debt: (i) the approximately $14.36 million of aggregate principal amount outstanding on Term Loan A will be due on January 31, 2010; (ii) the approximately $5.04 million of aggregate principal amount outstanding on Term Loan B would be payable in two installments with the first installment in the amount of $375,000.00 will be due on March 31, 2010 and, the final installment in the amount of the then outstanding and unpaid principal balance of Term Loan B will be due on August 31, 2010; and (iii) the approximately $2.01 million of aggregate principal amount outstanding on Term Loan C would be payable in two installments with the first installment in the amount of $375,000.00 will be due on March 31, 2010 and, the final installment in the amount of the then outstanding and unpaid principal balance of Term Loan B will be due on August 31, 2010.
The Second Waiver provides that Great River shall extend to the Company an additional $11 million of short term debt (the “Term Loan D”), subject to certain conditions including the following: (i) the Company obtain certain written confirmation from the Federal Deposit Insurance Corporation regarding the applicability of the cross guarantee liability provisions of 12 U.S.C. Section 1815(e) to Mr. Phillips or HNB National Bank in connection with the Exchange (the “FDIC Letter”); and (ii) the Company use all of the $11 million to provide additional capital to Royal Palm Bank. The Term Loan D is due upon the earlier of the sale of Brown County and Marine and January 31, 2010.
The Second Waiver provides the Company with a new line of credit in the aggregate principal amount of $7 million which has a maturity date of December 31, 2010. The Company is permitted to draw on this new line of credit at any time provided that (i) there is no default or event of default occurring at such time, (ii) the sale of Brown County and Marine has been consummated, and (iii) the proceeds from such sale have been used to repay the outstanding debt under the Great River debt. The Company can prepay any principal amount outstanding on this line of credit at any time without penalty. The Company is required to pay a commitment fee of 50 basis points on the average unused amount of the line of credit during any three-month period beginning on November 21, 2009.
In addition to the Second Waiver, on November 21, 2009, the Company entered into the Exchange Agreement with Mr. Phillips. The Exchange Agreement provides for the sale of HNB National Bank, one of the Company’s subsidiary banks, to R. Dean Phillips, the sole shareholder and Chairman of Great River, in exchange for the repayment of $28 million of the Great River debt (the “Exchange”). R. Dean Phillips owns, through participations from Great River, more than $28 million of the Great River debt. The Exchange Agreement provides that the purchase price will be paid by either (i) the repayment of $28 million of Great River debt or (ii) if the sale of Brown County and Marine has occurred prior to the Exchange, a cash payment by Mr. Phillips to the Company in an amount equal to the difference between $28 million and the then outstanding aggregate principal amount of Great River debt.
On November 22, 2009, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”), with United Community Bancorp, Inc. (“United Community”), pursuant to which the Company will sell all of the issued and outstanding stock of its subsidiary banks Brown County State Bank (“Brown County”), and Marine Bank & Trust (“Marine”), to United Community for approximately $25.6 million, subject to certain purchase price adjustments. In connection with the execution of the Stock Purchase Agreement, the Company obtained the consent of Great River (the “Consent”), to sell Brown County and Marine to United Community and to effect the Exchange with Mr. Phillips. Pursuant to the Consent, the Company is required to the use the proceeds from the sale of Brown County and Marine to repay any outstanding debt under the Great River debt. The sale of Brown County and Marine is subject to regulatory approval and expected to occur in the first quarter of 2010. The Company expects that the Exchange shall be consummated prior to the sale of Brown County and Marine and as a result the amount outstanding under the Great River debt to be repaid will be approximately $16 million. If the Exchange occurs after the sale of Brown County and Marine, then pursuant to the Exchange Agreement, Mr. Phillips shall pay the Company the difference between $28 million and the amount outstanding under the Great River debt at the time the Exchange is consummated.

As a result of the Second Waiver, the Consent, and the consummation of the Exchange and the sale of Brown County and Marine, the Company expects to have additional and adequate liquidity resources to support its remaining subsidiary banks and its other operations.
In addition to the events described above, subsequent to September 30, 2009, the Company received notice from the Federal Reserve Bank of St. Louis that the Company would be subject to new and more restrictive terms of borrowing under the Federal BIC Line. As a result of these more restrictive terms, the Company expects that it will reduce its use of the Federal BIC line for liquidity purposes, which may have an adverse impact on its income and cash flows. Also, on November 5, 2009, the Company’s largest subsidiary bank, Mercantile Bank, received a joint letter from the FDIC and the Illinois Department of Financial and Professional Regulation (the “Illinois Division”), that requires Mercantile Bank to, among other things, seek the non-objection from the FDIC and the Illinois Division prior to paying any dividends to the Company or materially changing the composition of its balance sheet, including significant changes in its funding sources. These requirements of Mercantile Bank may have an adverse impact on the Company’s liquidity resources in the future.
Capital Resources
Other than the option of issuing common stock, the Company’s primary source of capital is net income retained by the Company. During the nine months ended September 30, 2009, the Company had a net loss of $54.3 million and paid no dividends to stockholders. During the year ended December 31, 2008, the Company incurred a net loss of $8.8 million and paid dividends of $2.1 million to stockholders. As of September 30, 2009, total Mercantile Bancorp, Inc. stockholders’ equity was $46.6 million, a decrease of $52.4 million from $99.0 million as of December 31, 2008. This decrease was primarily due to the goodwill impairment loss recognized in the second quarter of 2009.
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
In accordance with ASC 350, formerly FAS 142, the Company tests goodwill for impairment on an annual basis at minimum. In consideration of the increasingly uncertain economic environment, significant continued decline in market capitalization, and continued elevated credit losses, the Company performed an interim valuation of its goodwill as of June 30, 2009. The Company’s analysis included comparable merger and acquisition transactions, discounted cash flow and present value analysis, dilution analysis, premium-to-market analysis and representative potential acquisition modeling. The Company determined that goodwill was fully impaired, and recorded a $44.6 million non-cash charge to reflect the impairment. This charge had no effect on the Company’s cash balances or liquidity. In addition, because goodwill is not included in the calculation of regulatory capital ratios, the Company’s regulatory ratios are not adversely affected by this impairment, with the exception of the Tier 1 leverage ratio, which was reduced below the 4% adequately capitalized level due to the limitation of trust preferred securities includible in Tier 1 capital. As a result of the impairment charge, the Company has no goodwill remaining on its balance sheet as of September 30, 2009.
The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of September 30, 2009, the Company exceeds these regulatory capital guidelines, except for its Tier 1 leverage ratio, which was 3.43%. The Tier 1 leverage ratio fell below the 4% adequately capitalized level due to the goodwill impairment charge of $44.6 million in the second quarter of 2009, which reduced the amount of trust preferred securities includible in Tier 1 capital. The Company’s Tier 1 risk-based capital ratio of 4.41% and total risk-based capital ratio of 8.82% both exceeded the regulatory minimums. See the “Regulatory Matters” section of this filing for more information on the capital adequacy of the Company and its subsidiary banks, including Royal Palm Bank. Likewise, the individual ratios for each of the Company’s bank subsidiaries, other than Royal Palm Bank, also exceed the regulatory guidelines.
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
As described in the “Liquidity” section of this filing, the Company has entered into the Second Waiver with respect to the loan agreement for the Great River debt and the Exchange Agreement with Mr. Phillips. Also as described in the “Liquidity” section, the Company entered into the Stock Purchase Agreement with United Community to sell Brown County and Marine.
As a result of the Second Waiver, the Consent, and the consummation of the Exchange and the sale of Brown County and Marine, the Company expects to have additional and adequate capital resources to support its remaining subsidiary banks and that its remaining subsidiary banks will be “well capitalized” under the applicable regulatory capital adequacy guidelines.
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
On October 3, 2008, Royal Palm Bank entered into a MOU with the FDIC and FOFR. Under the terms of the MOU, Royal Palm Bank agreed, among other things, to provide certain information to each supervisory authority including, but not limited to, financial performance updates, loan performance updates, written plan for improved earnings, written capital plan, review and assessment of all officers who head departments of the bank, and written reports of progress. In addition, Royal Palm Bank agreed not to declare any dividends or make any distributions of capital without the prior approval of the supervisory authorities, and to maintain its Tier 1 Leverage Capital Ratio at no less than 8.0%, the Tier 1 Risk Based Capital Ratio at no less than 10.0%, and Total Risk Based Capital Ratio at no less than 12.0%.
On March 9, 2009, Heartland signed a CDO with the FDIC. Under the terms of the CDO, Heartland agreed to, among other things, prepare and submit plans and reports to the FDIC regarding certain matters including, but not limited to, progress reports detailing actions taken to secure compliance with all provisions of the order, loan performance updates as well as a written plan for the reduction of adversely classified assets, a revised comprehensive strategic plan, and a written profit plan and comprehensive budget. In addition, Heartland agreed not to declare any dividends without the prior consent of the FDIC and to maintain its Tier 1 capital ratio at no less than 8.0% and maintain its Total Risk Based Capital at no less than 12.0%. At September 30, 2009, Heartland’s Tier 1 Leverage Ratio was 8.04% and Total Risk Based Capital Ratio was 12.80%.
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
At September 30, 2009, Royal Palm Bank’s Tier 1 Leverage Ratio was 1.51% and Total Risk Based Capital Ratio was 3.61%. As specified in the CDO, Royal Palm Bank notified the supervisory authorities within 10 days of the determination of the ratios. As a result of these capital ratios, Royal Palm Bank was not in compliance with the CDO requirements for capital ratios on September 30, 2009. On October 7, 2009, Royal Palm Bank received a letter from the FDIC informing it that the FDIC has preliminarily determined that Royal Palm Bank was critically undercapitalized and was subject to certain mandatory requirements under the Federal Deposit Insurance Act (“FDIA”). The letter also required Royal Palm Bank to submit a capital restoration plan to the FDIC by October 30, 2009, along with certain other disclosures related to the mandatory requirements under FDIA for critically undercapitalized banks. On October 9, 2009, the Company injected $2 million of additional capital into Royal Palm Bank and as a result, as of that date, Royal Palm Bank had a Tier 1 Leverage Capital Ratio of 2.69%, a Tier 1 Risk Based Capital Ratio of 4.24% and a Total Risk Based Capital Ratio of 5.58%.
In response to these requirements from the FDIC as well as the Florida Office of Financial Regulation (the “OFR”), on October 16, 2009, Mercantile Bank filed an application with the FDIC and the Illinois Division to seek their approval of the merger of Royal Palm Bank with and into Mercantile Bank, with Mercantile Bank as the surviving entity in the merger. As a result of the merger, Royal Palm Bank would no longer be subject to the capital ratio requirements described above and would operate as a division within Mercantile Bank.
On October 23, 2009, Royal Palm Bank received a letter from the OFR demanding that Royal Palm Bank inject sufficient capital into Royal Palm Bank by November 30, 2009, such that as of November 30, 2009, Royal Palm Bank has a Tier 1 Leverage Capital Ratio of at least 6%. In addition, Royal Palm Bank is required by this OFR letter to submit a plan to the OFR demonstrating how Royal Palm Bank will have a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 12% as of December 31, 2009.
The Company expects to inject $11 million of capital into Royal Palm Bank on or about November 30, 2009, with the proceeds from a short term debt that the Company anticipates receiving from Great River pursuant to the Second Waiver. At the time of this capital injection, Royal Palm Bank will have Tier 1 Leverage Capital Ratio of approximately 9.23%, Tier 1 Risk Based Capital Ratio of approximately 13.90% and a Total Risk Based Capital Ratio of approximately 15.23%.
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
The Company has explored the benefits and costs of the TARP capital purchase program, but has determined it is not in the best interests of the Company nor its stockholders to participate at this time. If a decision is made in the future to submit an application to participate, the Company has already received shareholder approval authorizing the Company to create and issue up to 100,000 shares in one of more classes of preferred stock, and adding 2,000,000 shares to the number of common stock authorized to be issued, at a special stockholders meeting held February 26, 2009.

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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
          The Company and certain of its banking subsidiaries are subject to regulatory enforcement actions. In connection with regular examinations of the Company, Royal Palm Bank and Heartland by the Federal Reserve Bank of St. Louis (“FRB”), the FDIC and Florida Office of Financial Regulation (“FOFR”), various actions were taken by the regulatory agencies. The Company has been subject to a Memorandum of Understanding with the FRB since March 2009. Royal Palm Bank entered into a Memorandum of Understanding with the FDIC and FOFR in October 2008, then signed a cease and desist order with the FDIC on May 30, 2009. In October 2009, Royal Palm Bank received additional written notices from the FDIC and FOFR requiring certain additional actions to bolster the bank’s capital position such that Royal Palm Bank’s Tier 1 Leverage Ratio is at least 6% as of November 30, 2009. In addition, Royal Palm Bank is required to submit a plan to the FOFR demonstrating how Royal Palm Bank will have Tier 1 Leverage Ratio of at least 8% and a total Risk Based Capital Ratio of at least 12% as of December 31, 2009. Heartland signed a cease and desist order with the FDIC on March 9, 2009. As a result, the Company, Royal Palm Bank and Heartland are subject to additional regulatory requirements. While the Company, Royal Palm Bank and Heartland are committed to ensuring compliance with these regulatory enforcement actions, there is no assurance they will remain compliant and if they fail to comply with these regulatory enforcement actions, adverse regulatory consequences may result. Further, there is no assurance that the regulatory agencies will not take further more stringent enforcement actions with regard to the Company and/or any or all of its banking subsidiaries.
          The Company has been in noncompliance with certain loan covenants with its primary lender. The Company’s notes payable with Great River Bancshares, Inc. have various covenants including ratios relating to the Company’s capital, allowance for loan losses, return on assets, non-performing assets and debt service coverage. The Company has been in noncompliance with the non-performing assets covenant, the fixed charge coverage ratio covenant and the capital adequacy covenant. The Company received a waiver in March 2009 from the lender relating to the debt covenant violations through June 30, 2009. This waiver was modified on April 30, 2009, and further modified on August 10, 2009, with the waiver for certain loan covenants extended through August 31, 2009. On November 21, 2009, the Company obtained an additional waiver of noncompliance with, and amendments of, these financial covenants occurring on and after September 30, 2009. If the Company is not in compliance with such covenants at any time hereafter, the lender could require repayment of the notes before their otherwise stated maturity. In such a case, the Company would be compelled to obtain funding to make the repayment or suffer a default under the notes or to obtain a further waiver. While the Company is executing steps towards remaining in compliance with the covenants and developing a capital restoration and debt restructuring plan, there is no assurance the Company will continue to be in compliance with the covenants hereafter, would be able to obtain a further waiver (if needed), or be able to execute on the capital restoration and debt restructuring plan effectively.
          There is no assurance the Company will be able to implement successfully its capital restoration and debt restructuring plan. The Company is developing and implementing a capital restoration and debt restructuring plan to address its future needs for capital. The Company’s Board of Directors has formed a Special Committee of the Board to oversee the preparation and implementation of the plan and has engaged investment banking firms, legal advisors, and other advisors to assist with the process. While the Company is committed to the completion and execution of the plan and is devoting necessary resources to achieve that result, there can be no assurance the Company will be able to execute on the plan successfully under current market conditions.
The Company’s capital restoration and debt restructuring plan includes (a) the sale of its subsidiary banks Brown County State Bank and Marine Bank & Trust, to United Community Bancorp, Inc., and (b) the transfer of HNB National Bank, one of the Company’s subsidiary banks, to R. Dean Phillips, the sole shareholder and Chairman of Great River Bancshares, Inc. (the Company’s primary lender), in exchange for the repayment of $28 million of the Company’s debt owed to Great River Bancshares, Inc. and other loan participants. These transactions are subject to various conditions of closing, including, but not limited to, approval by federal and state banking regulators. There is no assurance the parties will be able to consummate these transactions and thus no assurance the Company will be able to implement these steps in its capital restoration and debt restructuring plan.
Other than the foregoing, there are no material changes from the risk factors previously discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and Forms 10-Q for the quarters ended March 31, 2009 and June 30, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities.
There were the following issuer purchases of equity securities (i.e., the Company’s common stock) during the three months ended September 30, 2009:

			Total Number of Shares	Maximum Approximate
Third Quarter	Total Number of		Purchased as Part of	Dollar Value of Shares that
2009 Calendar	Shares Purchased	Average Price	Publicly Announced	May Yet Be Purchased Under
Month	(1)	Paid per Share (1)	Plans or Programs (2)	the Plans or Programs (3)
July	0	N/A	0	$8,128,000
August	0	N/A	0	$8,128,000
September	0	N/A	0	$8,128,000
Total	0	N/A	0

(1)	The total number of shares purchased and the average price paid per share include, in addition to other purchases, shares purchased in the open market and through privately negotiated transactions by the Company’s 401(k) Profit Sharing Plan. For the months indicated, there were no shares purchased by the Plan.

(2)	Includes only shares subject to publicly announced stock repurchase program, i.e. the $10 million stock repurchase program approved by the Board on August 15, 2005 and announced on August 17, 2005 (the “2005 Repurchase Program”). Does not include shares purchased by the Company’s 401(k) Profit Sharing Plan.

(3)	Dollar amount of repurchase authority remaining at month-end under the 2005 Repurchase Program, the Company’s only publicly announced repurchase program in effect at such dates. The 2005 Repurchase Program is limited to 883,656 shares (10% of the number of outstanding shares on the date the Board approved the program, adjusted for the three-for-one stock split in June of 2006 and the three-for-two split in December of 2007) but not to exceed $10 million in repurchases.
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

Date: November 24, 2009	By:	/s/ Ted T. Awerkamp
Ted T. Awerkamp
President and Chief Executive Officer (principal executive officer)

Date: November 24, 2009	By:	/s/ Michael P. McGrath
Michael P. McGrath
Executive Vice President, Treasurer, Secretary and Chief Financial Officer (principal financial officer/ principal accounting officer)