Form 10-K
period 2009-12-31
Mercantile Bancorp, Inc.
filed 2010-04-07
CIK 1289701

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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
Not Applicable
(Title of Class)
Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
As of June 30, 2009 the aggregate market value of the outstanding shares of the Company’s common stock (based on the average stock price on June 30, 2009), other than shares held by persons who may be deemed affiliates of the Company, was approximately $41.4 million. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the Company is not bound by this determination for any other purpose.
As of March 29, 2010, the number of outstanding shares of the Company’s common stock, par value $0.4167 per share, was 8,703,330.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Mercantile Bancorp, Inc. definitive Proxy Statement for its 2009 Annual Meeting of Stockholders to be held on May 24, 2010, are incorporated by reference to this Annual Report on Form 10-K in response to items under Part III.
PART I
Item 1. Business
Company and Subsidiaries
     General. Mercantile Bancorp, Inc. (the “Company”), a multi-state bank holding company, is headquartered in Quincy, Illinois. The Company was incorporated on April 15, 1983 for the purpose of enabling Mercantile Bank (formerly known as Mercantile Trust & Savings Bank), an Illinois banking corporation, to operate within a bank holding company structure. Several of the Company’s subsidiary banks serve rural communities, and a significant portion of the Company’s business is related directly or indirectly to the agricultural industry. However, the Company has diversified in recent years by expanding into metropolitan areas. The Company reported, as of December 31, 2009, total assets of approximately $1.4 billion and total deposits of approximately $955 million, and as of December 31, 2008, total assets of approximately $1.8 billion and total deposits of approximately $1.5 billion. At December 31, 2009, its subsidiaries consist of three banks in Illinois and one bank in each of Kansas and Florida. As described in more detail below, Mercantile Bank has represented on average approximately 75% of the Company’s revenue from continuing operations and 48% of its pre-consolidated assets annually. Most of the Company’s loans are related to real estate with, on average, approximately 70% being farmland, construction, commercial and mortgage loans. The Company’s website is located at www.mercbanx.com.
     The Company, through its subsidiaries, conducts a full-service consumer and commercial banking business, which includes mainly deposit gathering, safekeeping and distribution; lending for commercial, financial and agricultural purposes, real estate purposes (including farmland, construction and mortgages), and consumer purposes; and asset management including trust, estate and agency management, retail brokerage services, and agricultural business management. Notwithstanding the broad range of services and products, approximately 76% of the Company’s revenue is derived on average annually from its subsidiaries’ lending activities. The other principal revenue sources are interest and dividends on investment securities with approximately 9% of revenue on average, service charges and fees on customer accounts with approximately 4% of revenue on average, and all asset management services combined with approximately 6% of revenue on average.
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
     Wholly-Owned Subsidiaries. As of December 31, 2009, the Company was the sole shareholder of the following banking subsidiaries:
•	Mercantile Bank, located in Quincy, Illinois;

•	Marine Bank & Trust (“Marine Bank”), located in Carthage, Illinois;

•	Brown County State Bank (“Brown County”), located in Mt. Sterling, Illinois; and

•	Royal Palm Bancorp, Inc. (“Royal Palm”) the sole shareholder of The Royal Palm Bank of Florida (“Royal Palm Bank”), located in Naples, Florida

     Majority-Owned Subsidiaries. As of December 31, 2009, the Company was the majority, but not sole, shareholder of Mid-America Bancorp, Inc. (“Mid-America”), the sole shareholder of Heartland Bank (“Heartland”), located in Leawood, Kansas, in which the Company owns 55.5% (84,600 shares) of the outstanding voting stock. The Company’s percentage ownership of Mid-America was 55.5% as of December 31, 2009 and December 31, 2008.
Other Investments in Financial Institutions
          As of December 31, 2009, the Company had less than majority ownership interests in several other banking organizations located throughout the United States. Specifically, the Company owned the following percentages of the outstanding voting stock of these banking entities:
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
2009 Events
     On February 27, 2009, the Federal Deposit Insurance Corporation (“FDIC”) announced it had adopted an interim rule to impose a 20 basis point emergency special assessment on June 30, 2009, which would be collected on September 30, 2009. The interim rule also provided that an additional emergency assessment of up to 10 basis points could be imposed if the reserve ratio of the Deposit Insurance Fund would be estimated to fall to a level that the FDIC Board believed would adversely affect public confidence or to a level which would be close to zero or negative at the end of the calendar quarter. The 20 basis point assessment was originally based on the institution’s assessment base of total deposits. In the second quarter of 2009, the FDIC announced it had revised the original interim rule to impose a 20 basis point special assessment based on deposits to a 5 basis point special assessment based on the institution’s total assets minus Tier 1 Capital. The new rule provided that additional assessments of up to 5 basis points could be imposed on September 30, 2009 and December 31, 2009 if the reserve ratio of the Deposit Insurance Fund was not at an acceptable level. The 5 basis point additional assessment for each quarter cannot exceed an institution’s calculation of 10 basis points on the original assessment base of total deposits.
     The Company’s special assessment as of June 30, 2009 was $812 thousand, which was paid on September 30, 2009. The FDIC did not impose an additional assessment as of September 30, 2009. On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The Company’s prepayment amount from continuing operations totaled approximately $3.9 million, while the prepayment amount from discontinued operations totaled $3.0 million. The FDIC is also scheduled to increase the normal assessment rates with the intent being to replenish the Deposit Insurance Fund to the statutory limit of 1.15% of insured deposits by December 31, 2013.
     In June 2009, the Company decided to defer regularly scheduled interest payments on its outstanding junior subordinated debentures relating to its trust preferred securities. The terms of the junior subordinated debentures and the trust documents allow the Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. As of December 31, 2009, the accumulated deferred interest payments totaled $2.3 million.
     On August 25, 2009, the Company announced that Lee R. Keith had joined the Company’s Board of Directors as of that date. Mr. Keith, President of Premier Bank in Jefferson City, Missouri, has over 30 years of executive leadership and community bank management experience, and was appointed to fill the vacancy created by the resignation of a director in June 2009.
     On September 30, 2009, Mid-America issued a secured convertible debenture to the Company in the amount of $1.0 million, bringing the total of all such debentures issued by Mid-America to the Company to $9.3 million. For each of the debentures, interest is payable quarterly at an annual rate of 5.5%. The principal balances, together with accrued interest, shall be due and payable on June 30, 2010. The debentures are secured by all of the outstanding common stock of Heartland, and are convertible into common stock of Mid-America at the election of the Company.
     As of September 1, 2009, the Company was in breach of certain of its covenants under its loan agreement with Great River Bancshares, Inc. (“Great River”), pursuant to which Great River has provided the Company with secured debt. Specifically, the Company was in breach of the financial covenant requiring it not to permit, without Great River’s consent, the aggregate amount of non-performing assets of all of its subsidiary banks on a combined basis to equal or exceed 36% of the then primary capital of all of its subsidiary banks. As of September 30, 2009, the Company continued to be in breach of this financial covenant and in addition was in breach of the financial covenant requiring it to maintain a consolidated fixed charge covenant ratio of at least 0.5 to 1.00 for the period from January 1, 2009 through September 30, 2009. In addition, at September 30, 2009, the Company was in breach of the covenant requiring it and its subsidiary banks to be “adequately capitalized” and requiring the Company to cause its subsidiary banks “well capitalized” at all times.
     On November 21, 2009, the Company entered into a Second Waiver and Amendment to the Fourth Amended and Restated Loan Agreement (“Second Waiver”), between the Company and Great River. The Second Waiver waived the Company’s breaches of, and amended, certain financial and other covenants. These included, but are not limited to the Company (1) maintaining a consolidated fixed charge covenant ratio of at least negative (0.75) to 1.00; (2) maintaining consolidated non-performing assets not equaling or exceeding 85% of the then primary capital of all subsidiary banks; and (3) maintaining regulatory capital ratios at a “well capitalized” level for the Company and all of its bank and bank holding company subsidiaries. The Second Waiver included an amendment to compliance with certain regulatory requirements reflecting the regulatory actions currently imposed on the Company and its subsidiaries. It also provided that the default rate of interest accruing on the aggregate principal amount outstanding on the Great River debt would cease and be replaced at 7.50%, and also extended the maturity dates on existing notes. The Second Waiver extended an additional $11 million of short-term debt to the Company, which was used to provide additional capital to Royal Palm. The entire $11 million was repaid upon the closing of the sale of Marine Bank and Brown County on February 26, 2010. A new line of credit was also provided to the Company in the principal amount of $7 million, which has a maturity date of December 31, 2010.
     Also on November 21, 2009, the Company entered into an Exchange Agreement (“the Exchange”) with R. Dean Phillips (“Phillips”) the sole shareholder and Chairman of Great River. The Exchange provided for the sale of HNB, one of the Company’s subsidiary banks, to Phillips, in exchange for the repayment of $28 million of the Great River debt. Phillips owned, through participations from Great River, more than $28 million of the Great River debt. On December 16, 2009, the Company finalized the Exchange eliminating $28 million of the debt owed to Great River, and transferred control of HNB to Phillips. In connection with the Exchange, the Company entered into other ancillary agreements with HNB. The exchange of debt for all issued and outstanding stock of HNB left approximately $16 million in outstanding debt owed to Phillips and Great River. The Company repaid the remainder of this debt following the closing of the sale of Marine Bank and Brown County on February 26, 2010.
     On November 22, 2009, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”), with United Community Bancorp, Inc., (“United Community”) of Chatham, Illinois, pursuant to which the Company agreed to sell all of the issued and outstanding stock of Marine Bank and Brown County (together, the “Banks”), to United Community for approximately $25.6 million, subject to certain purchase price adjustments based on the combined book value of the banks at the closing of the transactions and other factors. In connection with the execution of the Stock Purchase Agreement, the Company obtained the consent of Great River (the “Consent”), to sell the Banks to United Community and to effect the Exchange with Mr. Phillips. Pursuant to the Consent, the Company was required to the use the proceeds from the sale of the Banks to repay any outstanding debt under the Great River debt. The Company has entered into other ancillary agreements with United Community in connection with the sale of the Banks. The sale of the Banks received regulatory approval and closed on February 26, 2010. The Company and United Community agreed to treat the acquisition of the capital stock of each of the Banks as an asset purchase for tax purposes.
     On December 1, 2009, the Company provided $11 million in capital to Royal Palm as a result of several steps in its multi-tiered recapitalization plan. The capital injection enabled Royal Palm to exceed FDIC-required capital ratios and enabled its management team to concentrate on managing the bank’s loan portfolio and building its business.
Discontinued Operations
     The assets and liabilities of Marine Bank and Brown County are included in the Company’s consolidated balance sheet as of December 31, 2009, but are reflected as “Discontinued operations, assets held for sale” and “Discontinued operations, liabilities held for sale” as a result of their sale to United Community on February 26, 2010. The Banks’ income and expenses for 2009, 2008 and 2007 are included in “Income (loss) from discontinued operations” in the Company’s consolidated statements of operations.
     The assets and liabilities of HNB National Bank (“HNB”) have been excluded from the Company’s consolidated balance sheet as of December 31, 2009. The Company’s consolidated statement of operations for 2009 reflects the income and expenses of HNB through the date of the Exchange, which are included in “Income (loss) from discontinued operations”.
Employees
     As of December 31, 2009, the Company and its subsidiaries had 305 full-time employees and 11 part-time employees, which together equate to 306 full-time-equivalent employees. None of the employees are represented by a collective bargaining group.
Business Strategies — Growth and Operations
     The Company believes it must increase revenues and expand its customer base in order to enhance the value of its stockholders’ investment, and has developed both growth and operating strategies to target its markets with banking products and services, as described in greater detail below.
     Growth Strategy. The Company has grown through a combination of internal growth, acquisitions and minority interest investments in other banking companies. In the rural markets of west-central Illinois and northeast Missouri in which the Company has maintained a presence historically, the Company’s strategy focuses on continuing to be, and to strengthen its position as, a significant competitor. Beginning in 1988, the Company acquired and successfully integrated nine bank holding companies and/or banks in these rural areas, three of which were merged into other subsidiaries of the Company in 2006, and two of which were merged into other subsidiaries in 2008.
     In addition, the Company diversified its business by expanding into urban and suburban areas that are less dependent upon the agricultural economy. In 2004 the Company acquired a controlling interest in Mid-America Bancorp, Inc. in Leawood, Kansas (a suburb of Kansas City), and in 2006 the Company purchased 100% of the outstanding common stock of Royal Palm Bancorp, Inc. in Naples, Florida. In 2005, Mercantile Bank expanded its trust operations by opening an office in St. Charles, Missouri, a suburb of St. Louis. In February 2008, the Company opened a loan production office in Carmel, Indiana, a suburb of Indianapolis. This office was transitioned to a full service branch of Mercantile Bank in April 2009.
     While the Company has pursued these strategies in the past with success, as evidenced by its growth and improvement in stock price prior to 2008, the nationwide economic turmoil experienced in 2008 and 2009 has caused the Company’s management and board of directors to re-focus its efforts on restoring the Company to profitability and recovering the stockholder value lost as a result of the operating performance in 2008 and 2009. As was the case with many financial institutions across the country, the Company was negatively impacted by the rapid and substantial devaluation of the real estate markets in high growth areas. In particular, Royal Palm Bank and Heartland Bank had significant increases in loan loss provisions and non-performing assets that were the primary cause of the Company’s net losses for 2008 and 2009. In addition, largely because the financial services sector of the stock market was driven down, accounting rules required that the Company recognize other-than-temporary impairment charges in 2008 and 2009 related to several of its minority investments in financial services stocks, as well as goodwill impairment charges at all of the Company’s affiliates subsequent to an external valuation during the second quarter of 2009. The Company believes it has identified and accounted for its problems over the past two years, and is positioned for improvement as the economy recovers.
     The Company’s subsidiary banks will continue the strategy of building long-term relationships by providing exceptional customer service to existing clients and adding new clients that fit the target market of individuals and small businesses. In addition, the Company believes it can return to profitability by focusing its efforts in 2010 and beyond on the following:
•	Reduction of non-performing assets through loan workouts, seeking additional collateral from borrowers with weakened financial positions, pursuing recovery through foreclosure and sale of foreclosed properties.

•	Shift in loan portfolio mix to reduce concentration in commercial real estate, particularly in purchased loan participations with borrowers outside of the Company’s direct markets.

•	Less reliance on wholesale and brokered funding sources and corresponding increase in local core deposits through customer relationship development.

•	Aggressive expense management to identify opportunities to reduce overhead costs in light of the sale of three of the Company’s subsidiary banks in the fourth quarter 2009 and first quarter 2010.
     Operating Strategy. While pursuing the Company’s growth strategy outlined above, the Company plans to continue its focus on customer service, efficient back office and other support services, and monitoring asset quality and capital resources.
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
     The support services the Company provides to its banking centers are centralized in the Company’s main offices located in Quincy, Illinois. These services include back office operations, credit administration, human resources, internal audit, compliance, investment portfolio research and advice, and data processing. As a result, the Company’s operations enhance efficiencies, maintain consistency in policies and procedures, identify risks and enable the Company’s employees to focus on developing and strengthening customer relationships.
     The Company’s lending officers have developed comprehensive policies and procedures for credit underwriting and funding that are utilized at each of the banking centers. In 2008, the Company created a credit administration position within the holding company to provide guidance and direction to its subsidiary banks regarding lending matters. Combined with the Company’s significant lending experience, these procedures and controls have enabled the Company to provide responsive, customized service to its customers.
     Products and Services
     General. The Company, through its subsidiaries, conducts a full-service consumer and commercial banking business, which includes mainly deposit gathering, safekeeping and distribution; lending for commercial, financial and agricultural purposes, real estate purposes (including farmland, construction and mortgages), and consumer purposes; and asset management including trust, estate and agency management, retail brokerage services, and agricultural business management. These products and services are provided in all of the Company’s markets through its main offices and branches, which markets are identified in more detail below. However, lending activities generate collectively most of the Company’s consolidated revenue each year and individually are the only products and services, other than interest income on investment securities that have equaled or exceeded 10% of the Company’s consolidated revenue consistently over the past three fiscal years. Approximately 78% of the Company’s revenues have been derived on average annually from its subsidiaries’ lending activities.
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
     Real Estate Loans. The Company’s banks make real estate loans for farmland, construction and mortgage purposes as more thoroughly described below. Collectively, these loans, which include loans held for sale, comprise the largest category of the Company’s loans. At December 31, 2009, the Company had approximately $530.3 million in such loans from continuing operations, representing 68.4% of total loans from continuing operations, and approximately $115.4 million from discontinued operations, representing 54.5% of total loans from discontinued operations. At December 31, 2008, the Company had approximately $908.1 million in such loans, representing 67.6% of total loans.
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
     Farmland real estate loans have generated the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues from continuing operations for the years indicated: $1.4 million, or 2.3% for 2009; $1.3 million, or 2.0% for 2008; and $1.2 million or 1.5% for 2007. Farmland real estate loans have generated the following approximate dollar amounts from discontinued operations for the years indicated: $2.4 million for 2009; $5.8 million for 2008; and $4.6 million for 2007. At December 31, 2009, the Company had approximately $19.7 million in such loans from continuing operations, representing 2.5% of total loans from continuing operations and approximately $41.2 million from discontinued

operations, representing 19.4% of total loans from discontinued operations. At December 31, 2008, the Company had approximately $111 million in such loans, representing 8.3% of total loans.
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
     Construction real estate loans have generated the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues for the years indicated: $5.7 million or 9.8% for 2009, $11.9 million or 17.6% for 2008; and $13.2 million or 17.2% for 2007. Construction real estate loans have generated the following approximate dollar amounts from discontinued operations for the years indicated: $353 thousand for 2009; $405 thousand for 2008; and $754 thousand for 2007. At December 31, 2009, the Company had $153.6 million in such loans from continuing operations, representing 19.9% of total loans from continuing operations, and approximately $7.9 million from discontinued operations, representing 3.7% of total loans from discontinued operations. At December 31, 2008, the Company had $239 million in such loans, representing 17.8% of total loans.
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
     Commercial real estate loans have generated the following approximate dollar amounts representing the following percentages of the Company’s consolidated revenues from continuing operations for the years indicated: $12.5 million or 21.4% for 2009, $11.8 million or 17.5% for 2008; and $13.7 million or 17.8% for 2007. Commercial real estate loans have generated the following approximate dollar amounts from discontinued operations for the years indicated: $613 thousand for 2009; $5.8 million for 2008; and $3.1 million for 2007. As of December 31, 2009, the Company had $163.3 million in such loans from continuing operations, which represented 21.0% of the Company’s total loans from continuing operations, and $12.8 million from discontinued operations, representing 6.0% of total loans from discontinued operations. As of December 31, 2008, the Company had $214 million in such loans, which represented 16.0% of the Company’s total loans.
     Residential real estate loans have generated the following approximate dollar amounts representing the following percentages of the Company’s consolidated revenues from continuing operations for the years indicated: $8.3 million or 14.3% for 2009, $8.8 million or 13.1% for 2008; and $9.8 million or 12.7% for 2007. Residential real estate loans have generated the following approximate dollar amounts from discontinued operations for the years indicated: $3.3 million for 2009; $8.6 million for 2008; and $6.7 million for 2007. As of December 31, 2009, the Company had $193.8 million in such loans from continuing operations, which represented 25.0% of the Company’s total loans from continuing operations, and $53.6 from discontinued operations, representing 25.3% of total loans from discontinued operations. As of December 31, 2008, the Company had $344 million in such loans, which represented 25.6% of the Company’s total loans.
     The most significant risk concerning mortgage real estate loans is the fluctuation in market value of the real estate collateralizing the loans. A decrease in market value of real estate securing a loan may jeopardize a bank’s ability to recover all of the unpaid portion of the loan if the bank is forced to foreclose. If there were significant decreases in market value throughout one or more markets of the Company, the Company could experience multiple losses in such market or markets. While the Company’s banks have underwriting procedures designed to identify what management believes to be acceptable lender risks in mortgage lending, these procedures may not prevent losses from the risks described above. It is not the Company’s practice to make subprime loans, and the direct exposure to any subprime loans is minimal. Approximately 67% of all of the Company’s net charge-offs for the years 2005 through 2009 were related to loans secured by real estate.
     Commercial, Financial and Agricultural Loans. These loans are primarily made within the Company’s market areas and are underwritten on the basis of the borrower’s ability to service the debt from income. As a general practice, the Company’s banks take as collateral a lien on any available equipment, accounts receivables or other assets owned by the borrower and often obtain the personal guaranty of the borrower. In general, these loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial, financial and agricultural loans is due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial, financial and agricultural loans generally will be serviced principally from the operations of the business, and those operations may not be successful. As a result of these additional complexities, variables and risks, commercial, financial and agricultural loans require more thorough underwriting and servicing than other types of loans. Approximately 22% of all of the Company’s net charge-offs for the years 2005 through 2009 were related to commercial, financial or agricultural loans.
     Commercial, financial and agricultural loans, which include floor plan loans, generated the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues from continuing operations for the years indicated: $10.6 million or 18.2% for 2009, $11.0 million or 16.3% for 2008; and $12.0 million or 15.6% for 2007. Commercial, financial and agricultural loans have generated the following approximate dollar amounts from discontinued operations for the years indicated: $3.4 million for 2009; $7.5 million for 2008; and $7.7 million for 2007. At December 31, 2009, the Company had $171.5 million in such loans from continuing operations, representing 22.1% of total loans from continuing operations, and $64.4 million from discontinued operations, representing 30.4% of total loans from discontinued operations. At December 31, 2008, the Company had $304 million in such loans, representing 22.6% of total loans.
     Within the category of commercial, financial and agricultural loans, agricultural operating loans have produced the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues from continuing operations for the years indicated: $634 thousand or 1.1% for 2009; $777 thousand or 1.1% for 2008; and $1.1 million or 1.4% for 2007. Agricultural loans have generated the following approximate dollar amounts from discontinued operations for the years indicated: $1.5 million for 2009; $3.2 million for 2008; and $3.5 million for 2007. At December 31, 2009, the Company had $9.8 million in such loans from continuing operations, representing 1.3% of total loans from continuing operations, and $33.1 million from discontinued operations, representing15.6% of total loans from discontinued operations. At December 31, 2008, the Company had $68 million in such loans, representing 5.1% of total loans.
     Consumer Loans. The Company provides a wide variety of consumer loans (also referred to in this report as installment loans to individuals) including motor vehicle, watercraft, education, personal (collateralized and non-collateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 72 months and vary based upon the nature of collateral and size of loan. Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount that can be recovered on such loans. Approximately 11% of all of the Company’s net charge-offs from continuing operations for the years 2005 through 2009 were related to consumer loans.
     Consumer loans generated the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues from continuing operations for the years indicated: $6.3 million or 10.9% for 2009; $7.4 million or 10.9% for 2008; and $8.1 million or 10.6% for 2007. Consumer loans have generated the following approximate dollar amounts from discontinued operations for the years indicated: $2.5 million for 2009; $3.5 million for 2008; and $2.9 million for 2007. At December 31, 2009, the Company had $74.8 million in such loans from continuing operations, which represented 9.6% of the Company’s total loans from continuing operations, and $32.2 million from discontinued operations, which represented 15.2% of total loans from discontinued operations. At December 31, 2008, the Company had $132 million in such loans, which represented 9.8% of the Company’s total loans.
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
Markets and Competition
     The Company identifies five regional markets for its banking activities, which include the counties in which the Company maintains offices and also counties in which the Company has no offices but whose inhabitants are targets of the Company’s financial services because of their close proximity to counties in which the Company maintains offices. They are the following: (1) a tri-state region including west-central Illinois, northeast Missouri, and a portion of southeastern and central Iowa; (2) the greater St. Joseph-Savannah, Missouri market, which is located approximately 60 miles north of Kansas City, Missouri; (3) a suburban Carmel- Indianapolis, Indiana market; (4) a suburban Leawood, Kansas-Kansas City, Missouri market; and (5) the greater Naples-Ft. Myers-Marco Island area in southwest Florida. The tri-state market is the Company’s principal market and has accounted for approximately 68% of the Company’s consolidated revenues for 2007 through 2009.
     At present, the Company maintains the following approximate percentages of market share in the following markets as measured by the deposits held by the Company’s subsidiary banks operating in or targeting such markets relative to the deposits held by all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) located in such markets as of June 30, 2009: 22.91% for the tri-state market; 3.93% for the greater St. Joseph-Savannah, Missouri market; 0.08% for the suburban Carmel-Indianapolis, Indiana market; 0.53% for the suburban Leawood, Kansas-Kansas City, Missouri market; and 0.61% for the southwest Florida market. The Company’s share of the tri-state market at 22.91% is the largest of 58 FDIC-insured institutions located in that market. The Company’s shares of its other markets are discussed below in the descriptions of the subsidiary banks.
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
     The primary factors in competing for loans include, among others, interest rate, loan origination fees, borrower equity infusion, and the range of additional bank services offered. Competition for origination of all loan types normally comes from other commercial banks, thrift institutions, credit unions, finance companies, mortgage bankers, mortgage brokers, insurance companies and government agricultural lending agencies. In that 86% on average of the Company’s consolidated revenues are derived from loans of all categories, the Company’s competitive position in lending services is crucial to its implementation of ongoing growth and operating strategies, as discussed above.
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
Mercantile Bank
     Mercantile Bank is chartered under the laws of the State of Illinois and offers complete banking and trust services to the commercial, industrial and agricultural areas that it serves. Its full-service branches in Savannah and St. Joseph, Missouri, were formerly branches of a separately chartered bank (Farmers State Bank of Northern Missouri) until its merger with and into Mercantile Bank in April 2008. Services include commercial, real estate and personal loans; checking, savings and time deposits; trust and other fiduciary services; brokerage services; and other customer services, such as safe deposit facilities. The largest portion of Mercantile Bank’s lending business is related to the general business and real estate activities of its commercial customers, followed closely by residential mortgage loans. Mercantile Bank’s principal service area includes the City of Quincy and Adams County, Illinois. Mercantile Bank is the largest bank owned by the Company, representing net income of approximately $1.0 million included in the Company’s pre-consolidated net loss for 2009 and approximately $2.9 million of the Company’s pre-consolidated net income in 2008. Mercantile Bank represented approximately $791 million or 56.3% of the Company’s pre-consolidated assets as of December 31, 2009 and $770 million or 43.3% as of December 31, 2008.
     Mercantile Bank’s principal banking office is located at 200 North 33rd Street, Quincy, Illinois. Construction of this facility began in August 2006, with the building completed and opened for business in January 2008. Mercantile Bank owns its main banking premises in fee simple. In addition, Mercantile Bank owns and operates three branches, one drive-through facility, and nine automatic teller machines in Quincy, owns and operates one full-service banking facility in each of Savannah and St. Joseph, Missouri, and leases one full-service banking facility in St. Joseph. In addition, Mercantile has four automatic teller machines located in Savannah and St. Joseph. Mercantile Bank opened a trust office in St. Charles, Missouri in February 2005, and a loan production office in Carmel, Indiana in February 2008, which is now a branch. Both the St. Charles and Carmel offices are located in leased facilities.
     Mercantile Bank wholly owns Mercantile Investments, Inc. (“MII”), a Delaware corporation. MII’s offices are located in a leased facility at Century Yard, Cricket Square, Elgin Avenue, Grand Cayman, Cayman Islands. The sole activity of the subsidiary is to invest in securities, including corporate debentures. As of December 31, 2009 and 2008, MII had total assets of approximately $123.0 million and $119.3 million, respectively, which represented a significant portion of Mercantile Bank’s securities portfolio at those dates. The primary strategy for forming the subsidiary was to take advantage of the current State of Illinois tax laws that exclude income generated by a subsidiary that operates offshore from State of Illinois taxable income. The only other impact on the Company’s consolidated financial statements in regard to the investment subsidiary is the additional administrative costs to operate the subsidiary, which is a minimal amount. For 2009 and 2008, the Company’s Illinois income taxes decreased by approximately $162 thousand and $120 thousand, respectively, as a result of MII’s operations offshore.
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
     Mercantile Bank owns a 6.35% interest in Illinois Real Estate Title Center, LLC (“IRETC”), a multi-bank-owned limited liability company that operates a title insurance agency. IRETC is located in leased space in Springfield, Illinois, and owned in partnership with other central-Illinois banking companies and Investors Title Insurance Company of Chapel Hill, North Carolina. IRETC engages in the sale and issuance of commercial and residential, owner and mortgagee title insurance policies. As of December 31, 2009 and 2008, IRETC had total assets of approximately $417 thousand and $515 thousand, respectively.
     As of December 31, 2009, Mercantile Bank had 159 full-time employees and 4 part-time employees and approximately 18,404 depositors. The population of its primary service area is approximately 250,000.
     The primary source of Mercantile Bank’s revenue is from lending activities, which have represented on average approximately 73% of its revenue annually for the years 2007 through 2009. Mercantile Bank generated the following approximate revenues from loans for the following years: $31.6 million for 2009; $34.2 million for 2008, and $29.8 million for 2007. At December 31, 2009, loans totaled $550.2 million or 69.6% of Mercantile Bank’s total assets. Other principal revenue sources are investment securities with approximately 10% of revenue on average, service charges and fees on customer accounts with approximately 4% of revenue on average, and all asset management services combined with approximately 7% of revenue on average.
     As indicated above, Mercantile Bank’s market includes the core market of Adams County, Illinois, in which Mercantile Bank’s main office and branches are located. Also, Mercantile Bank targets its products and services to the inhabitants of Andrew and Buchanan counties in Missouri, where its Savannah and St. Joseph branches are located, and Hamilton County, Indiana. Therefore, its total market includes all four counties.
     Mercantile Bank maintained a 7.8% share of its total market and 31.2% of its core market, as measured by the deposits held by Mercantile Bank relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2009. Mercantile Bank’s shares were the largest held by any of the 57 institutions in its total market and 18 institutions in its core market. The next largest shares in the total market were 7.6%, held by a substantially larger federally chartered bank with significant regional and national presence, and 5.7% held by another federally chartered bank, and 5.1% held by another locally headquartered bank holding company and its subsidiary bank. The next largest shares in its core market were 23.1% held by another locally headquartered bank holding company and its subsidiary bank, 6.8% also held by a locally headquartered bank holding company and its subsidiary bank, and 5.6% held by a substantially larger bank holding company headquartered outside of the market with one or more branches in the market.
     Included in Mercantile Bank’s total market is the greater St. Joseph-Savannah, Missouri market, located in Andrew and Buchanan counties approximately 60 miles north of Kansas City, Missouri. Mercantile Bank’s Savannah and St. Joseph branches maintained a 3.9% share of this market, as measured by the deposits held by Mercantile Bank relative to the deposits held by all FDIC-insured institutions located in the market as of June 30, 2009. Mercantile Bank’s share was the tenth largest held by any of the 13 institutions in the market. The largest shares in the market were 20.1%, held by a substantially larger state chartered bank, and 19.4% held by a federally chartered bank with significant regional and national presence.
     On March 8, 2010, Mercantile Bank entered into a MOU with the FDIC and the IDFPR. Under the terms of the MOU, Mercantile Bank agreed, among other things, to provide certain information to each supervisory authority including, but not limited to, financial performance updates, loan performance updates, written plan for reducing classified assets and concentrations of credit, written plan to improve liquidity and reduce dependency on volatile liabilities, written capital plan, and written reports of progress. In addition, the bank agreed not to declare any dividends or make any distributions of capital without the prior approval of the supervisory authorities, and within 30 days of the date of the MOU, to maintain its Tier 1 leverage capital ratio at no less than 8.0% and total risk based capital ratio at no less than 12.0%.
Marine Bank & Trust
     Marine Bank is chartered under the laws of the State of Illinois and offers complete banking and trust services to the commercial, industrial and agricultural areas that it serves. Its full-service branches in Hamilton and Augusta were formerly separately chartered banks (Security State Bank of Hamilton and State Bank of Augusta) until their merger with and into Marine Bank in November 2006. Services include commercial, real estate and personal loans; checking, savings and time deposits; trust and other fiduciary services; brokerage services and safe deposit facilities. The largest portion of Marine Bank’s lending business is related to commercial and agricultural customers. Marine Bank’s principal service area includes the villages of Carthage, Hamilton and Augusta, Hancock County, Illinois; portions of northeastern Adams County, western Schuyler County and southwestern McDonough County, all in Illinois; and the City of Keokuk and Lee County, Iowa. Marine Bank represented net income of approximately $2.1 million included in the Company’s pre-consolidated net loss for 2009 and $2.0 million of the Company’s pre-consolidated net loss for 2008. Marine represented approximately $201.7 million or 14.3% of the Company’s pre-consolidated assets as of December 31, 2009 and $186.5 million or 10.5% as of December 31, 2008.
     Marine Bank’s principal banking office is located at 410 Buchanan Street, Carthage, Illinois. Marine Bank owns its main banking premises in fee simple and currently owns and operates a full-service banking facility in each of Hamilton and Augusta, Illinois. Marine Bank also owns and operates six automatic teller machines located in Carthage, Hamilton and Augusta.
     As of December 31, 2009, Marine Bank had 42 full-time employees and 3 part-time employees and approximately 7,107 depositors. The population of its primary service area is approximately 20,000.
     The primary source of Marine Bank’s revenue is from lending activities, which have represented on average approximately 79% of its revenue annually for the years 2007 through 2009. Marine Bank generated the following approximate revenues from loans for the following years: $8.4 million for 2009, $8.7 million for 2008, and $8.8 million for 2007. At December 31, 2009, loans totaled $143.5 million or 71.1% of Marine Bank’s total assets. Other principal revenue sources are investment securities with approximately 10% of revenue on average, service charges and fees on customer accounts with approximately 6% of revenue on average, and all asset management services combined with approximately 1% of revenue on average.
     As indicated above, Marine Bank’s market includes the core market of Hancock County, Illinois, in which its main office is located, the target markets of McDonough and Schuyler counties in Illinois, which border Hancock County to the east and southeast, respectively, and the target market of Lee County, Iowa, which borders Hancock County to the west. Marine Bank maintained an 8.9% share of its total market and 39.3% of its core market, as measured by the deposits held by Marine Bank relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2009. Marine Bank’s share was the largest of 27 institutions in its total market. The next largest share of 8.7% is held by an Illinois state chartered bank, and the third largest share of 7.9% is held by an Iowa state chartered bank.
     On February 26, 2010, the Company completed the sale of Marine Bank to United Community. The assets and liabilities of Marine Bank are included in the Company’s consolidated balance sheet as of December 31, 2009, but are reflected as “Discontinued operations, assets held for sale” and “Discontinued operations, liabilities held for sale”. Marine Bank’s income and expenses for 2009, 2008 and 2007 are included in “Income (loss) from discontinued operations” in the Company’s consolidated statements of operations.
Brown County State Bank
     Brown County is chartered under the laws of the State of Illinois and offers complete banking services to the commercial, industrial and agricultural areas that it serves. Its full-service branch in Golden was formerly a separately chartered bank (Golden State Bank) until its merger with and into Brown County in July 2006. Services include commercial, real estate and personal loans; checking, savings and time deposits; brokerage services; safe deposit facilities and other customer services. The largest portion of Brown County’s lending activity involves agricultural operating and real estate loans; however, residential mortgage loans also represent a significant though lesser portion of the bank’s lending activities. Brown County’s principal service area includes the village of Mt. Sterling and Brown County, the village of Camp Point and Adams County, and a portion of southern Hancock County, all in Illinois. Brown County represented net income of approximately $1.3 million included in the Company’s pre-consolidated net loss for 2009 and $1.2 million net income in the Company’s pre-consolidated net loss from 2008. Brown County represented approximately $83.7 million or 5.9% of the Company’s pre-consolidated assets as of December 31, 2009 and $93.3 million or 5.2% as of December 31, 2008.

     Brown County’s principal banking office is located at 101 E. Main St., Mt. Sterling, Illinois. Brown County owns the property in fee simple and currently owns and operates a full-service banking facility in Golden, Illinois. Brown County also owns and operates two automatic teller machines in Mt. Sterling and Golden.
     As of December 31, 2009, Brown County had 18 full time employees and 1 part-time employee and approximately 3,044 depositors. The population of its primary service area is approximately 10,000.
     The primary source of Brown County’s revenue is from lending activities, which have represented on average approximately 77% of its revenue annually for the years 2007 through 2009. Brown County generated the following approximate revenues from loans for the following years: $4.2 million for 2009, $4.3 million for 2008, and $3.9 million for 2007. At December 31, 2009, loans totaled $66.7 million or 79.7% of Brown County’s total assets. Other principal revenue sources are investment securities with approximately 11% of revenue on average, service charges and fees on customer accounts with approximately 7% of revenue on average and all asset management services combined with approximately 4% of revenue on average.
     As indicated above, Brown County’s market includes the core market of Brown County, in which its main office is located, and the target markets of Adams and Hancock counties, which border Brown County to the west and northwest, respectively. Brown County maintained a 2.5% share of its total market and 32.3% of its core market, as measured by the deposits held by Brown County relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2009. Brown County held the second largest share out of 5 institutions in its core market. The largest share was held by another rural Illinois bank with 44.5%. The third-ranked institution in its core market is a federally chartered bank that holds a 9.5% share.
     On February 26, 2010, the Company completed the sale of Brown County to United Community. The assets and liabilities of Brown County are included in the Company’s consolidated balance sheet as of December 31, 2009, but are reflected as “Discontinued operations, assets held for sale” and “Discontinued operations, liabilities held for sale”. Brown County’s income and expenses for 2009, 2008 and 2007 are included in “Income (loss) from discontinued operations” in the Company’s consolidated statements of operations.
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
     Mid-America became a majority-owned subsidiary of the Company in February 2004. The Company’s ownership percentage was 55.5% (84,600 shares) as of December 31, 2009. Mid-America’s financial information has been reported on a consolidated basis with the Company’s financial statements as of December 31, 2009. Mid-America represented a net loss of approximately $4.1 million included in the Company’s pre-consolidated net loss for 2009, and net loss of $7.5 million of the Company’s pre-consolidated net loss for 2008. Mid-America represented $180.4 million or 12.8% of the Company’s pre-consolidated assets as of December 31, 2009 and $197 million or 11.1% as of December 31, 2008.
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
     As of December 31, 2009, Heartland had 25 full-time employees and 3 part-time employees and approximately 2,717 depositors. The population of its primary service area is approximately 1,500,000.
     The primary source of Heartland’s revenue is from lending activities, which have represented on average approximately 89% of its revenue annually for the years 2007 through 2009. Heartland generated the following approximate revenues from loans for the following years: $7.2 million for 2009, $10.3 million for 2008, and $13.3 million for 2007. At December 31, 2009, loans totaled $125.3 million or 69.5% of Heartland’s total assets. Other principal revenue sources are investment securities with approximately 3% of revenue on average, service charges and fees on customer accounts with approximately 2% of revenue on average, and all asset management services combined with approximately 2% of revenue on average.
     As indicated above, Heartland’s market includes the core market of Johnson County, Kansas, in which its main office is located, and the target market of Jackson County, Missouri, which borders Johnson County to the east and includes Kansas City, Missouri. Together these counties comprise the Company’s suburban Leawood, Kansas-Kansas City, Missouri market.
     Heartland held relatively small shares of both its total market and core market with 0.5% and 1.0%, respectively, as measured by the deposits held by Heartland relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2009. The largest shares of its total market were 12.9%, 12.3% and 8.6% and were held by substantially larger, federally chartered banks with significant regional and/or national presence. Heartland ranked 32nd out of 91 FDIC-insured institutions in its total market and 24th out of 67 such institutions in its core market, as measured by such deposits; therefore, though small, Heartland’s shares were greater than at least one-half of the other institutions in its markets.
     In March 2009, Heartland signed a cease and desist order (CDO) with the FDIC. Under the terms of the CDO, Heartland agreed to, among other things, prepare and submit plans and reports to the FDIC regarding certain matters including, but not limited to, progress reports detailing actions taken to secure compliance with all provisions of the order, loan performance updates as well as a written plan for the reduction of adversely classified assets, a revised comprehensive strategic plan, and a written profit plan and comprehensive budget. In addition, Heartland agreed not to declare any dividends without the prior consent of the FDIC and to maintain its Tier 1 capital ratio at no less than 8.0% and maintain its Total Risk Based Capital at no less than 12.0%.
     In September 2009, Mid-America entered into a Memorandum of Understanding (MOU) with the Federal Reserve Bank of St. Louis (“FRB”). Under the terms of the MOU, Mid-America agreed to, among other things, prepare and submit plans and reports to the FDIC regarding certain matters including, but not limited to, progress reports detailing actions taken to secure compliance with all provisions of the order, a written cash flow plan and quarterly parent company financial statements. In addition, Mid-America agreed not to declare any dividends, incur any debt or pay any salaries, bonuses or fees to insiders without the prior consent of the FRB. For further discussion of these issues, see the “Regulatory Matters” section in Part II, Item 7 of this filing.
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
     Royal Palm became a wholly-owned subsidiary of the Company in November 2006, and its financial information has been reported on a consolidated basis with the Company’s financial statements as of December 31, 2009. Royal Palm represented net loss of approximately $41.4 million included in the Company’s pre-consolidated net loss for 2009 and net loss of approximately $7.1 million of the Company’s pre-consolidated net loss for 2008. Royal Palm represented approximately $142.6 million or 10.3% of the Company’s pre-consolidated assets as of December 31, 2009, and $177.7 million or 10.0% as of December 31, 2008.
     Royal Palm’s principal banking office is located at 1255 Creekside Parkway, Naples, Florida. Royal Palm leases its main banking premises, owns and operates a full-service banking facility in Fort Myers and leases a full-service banking facility in Marco Island. In addition, Royal Palm owns and operates three automatic teller machines located in Naples, Fort Myers and Marco Island.
     As of December 31, 2009, Royal Palm Bank had 32 full-time employees and 1 part-time employee and approximately 2,220 depositors. The population of its primary service area is approximately 900,000.

     The primary source of Royal Palm’s revenue is from lending activities, which represented on average approximately 94% of its revenue annually for the years 2007 through 2009. Royal Palm generated the following approximate revenues from loans for the following years: $6.0 million for 2009, $7.8 million for 2008, and $9.6 million for 2007, including the period prior to acquisition by the Company in November 2006. At December 31, 2009, loans totaled $101.1 million or 73.2% of Royal Palm’s total assets. Other principal revenue sources are investment securities with approximately 8% of revenue on average and service charges and fees on customer accounts with approximately 1% of revenue on average.
     As indicated above, Royal Palm’s market includes the core market of Collier County, Florida, in which its main office is located, and the target market of Lee County, Florida, which borders Collier County to the northwest and includes Fort Myers, Florida. Together these counties comprise the Company’s Southwest Florida market.
     Royal Palm held relatively small shares of both its total market and core market with 0.6% and 1.1%, respectively, as measured by the deposits held by Royal Palm relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2009. The largest shares of its total market were 14.0%, 13.2% and 12.3% and were held by two substantially larger, federally chartered banks with significant regional and/or national presence and one state chartered bank headquartered outside of the market. Royal Palm ranked 26th out of 56 FDIC-insured institutions in its total market and 17 out of 41 such institutions in its core market, as measured by such deposits; therefore, though small, Royal Palm’s shares were greater than almost half of the other institutions in its markets.
     In October 2008, Royal Palm Bank entered into a Memorandum of Understanding (“MOU”) with the FDIC and Florida Office of Financial Regulation (“FOFR”). Under the terms of the MOU, Royal Palm Bank agreed, among other things, to provide certain information to each supervisory authority including, but not limited to, financial performance updates, loan performance updates, written plan for improved earnings, written capital plan, review and assessment of all officers who head departments of the bank, and written reports of progress. In addition, Royal Palm Bank agreed not to declare any dividends or make any distributions of capital without the prior approval of the supervisory authorities, and to maintain its Tier 1 Leverage Capital Ratio at no less than 8.0%, the Tier 1 Risk Based Capital Ratio at no less than 10.0%, and Total Risk Based Capital Ratio at no less than 12.0%.
     In May 2009, Royal Palm Bank signed a Cease and Desist Order (“CDO”) with the FDIC and FOFR. Under the CDO, Royal Palm Bank agreed, among other things, to provide certain information to each supervisory authority including, but not limited to, notification of plans to add any individual to the board of directors or employ any individual as a senior executive officer, financial performance updates, loan performance updates, written plan for improved earnings, written capital plan, written contingency funding plan, written strategic plan, and written reports of progress. In addition, Royal Palm Bank agreed not to declare any dividends or make any distributions of capital without the prior approval of the supervisory authorities, and to maintain its Tier 1 Leverage Capital Ratio at no less than 8.0%, the Tier 1 Risk Based Capital Ratio at no less than 10.0%, and Total Risk Based Capital Ratio at no less than 12.0%.
     In September 2009, Royal Palm entered into a Memorandum of Understanding (MOU) with the Federal Reserve Bank of St. Louis (“FRB”). Under the terms of the MOU, Royal Palm agreed to, among other things, prepare and submit plans and reports to the FDIC regarding certain matters including, but not limited to, progress reports detailing actions taken to secure compliance with all provisions of the order, a written cash flow plan and quarterly parent company financial statements. In addition, Royal Palm agreed not to declare any dividends, incur any debt or pay any salaries, bonuses or fees to insiders without the prior consent of the FRB.
     For further discussion of these issues, see the “Regulatory Matters” section in Part II, Item 7 of this filing.
HNB Financial Services, Inc.
     HNB Financial Services, Inc. (“HNB Financial”) was the parent of HNB National Bank (“HNB”), headquartered in Hannibal, Missouri. HNB Financial became a wholly-owned subsidiary of the Company in September 2007 and its financial information has been reported on a consolidated basis with the Company’s financial statements since that time. In December 2009, ownership of HNB was transferred to R. Dean Phillips (“Phillips”), a significant shareholder of the Company and the sole shareholder of Great River Bancshares, Inc. (“Great River”), in exchange for repayment of $28 million in debt owed to Great River. The assets and liabilities of HNB have been excluded from the Company’s consolidated balance sheet as of December 31, 2009. The

Company’s consolidated statement of operations for 2009 reflects the income and expenses of HNB through the date of the exchange, which are included in “Income (loss) from discontinued operations”.
     HNB represented net loss of approximately $10.7 million included in the Company’s pre-consolidated net loss for 2009 and net income of approximately $3.9 million of the Company’s pre-consolidated net loss for 2008. HNB represented approximately $355.4 million or 20.0% of the Company’s pre-consolidated assets as of December 31, 2008.
     HNB Financial’s only significant asset was its ownership of HNB. As of December 31, 2009, the Company still owned HNB Financial, but had initiated liquidation proceedings with the state of Missouri. The Company received the necessary approvals from the state of Missouri in March 2010, and HNB Financial was liquidated at that time.
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
     Limitation on Activities. The activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies that qualify and register as “financial holding companies” are also able to engage in certain additional financial activities, such as securities and insurance underwriting, subject to limitations set forth in federal law. As of December 31, 2009, the Company was not a “financial holding company.”
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
     On December 31, 2009 the Company exceeds these regulatory capital guidelines, except for its Tier 1 leverage ratio, which was 3.32%. For a discussion of the Company’s plans to restore its Tier 1 leverage ratio to the regulatory minimum, see the “Capital Resources” section in Part II, Item 7 of this filing.
     The Company has issued the following amounts of junior subordinated debentures to Mercantile Bancorp Capital Trust I, II, III and IV (the “Trusts”), respectively: $10.3 million in August 2005, $20.6 million in July 2006, $10.3 million in July 2006 and $20.6 million in August 2007. The Trusts are wholly-owned unconsolidated subsidiaries, which were formed for the purpose of these transactions. The Company owns all of the securities of the Trusts that possess general voting powers. In connection with the Company’s issuance of the debentures to the Trusts, the Trusts issued cumulative preferred securities to third parties in private placement offerings. The Trusts invested the proceeds of its issuances in the Company’s junior subordinated debentures. In accordance with current bank regulations, 25% of Tier 1 capital may be comprised of the junior subordinated debentures owed to the Trusts, with any excess above the 25% limit included in Tier 2 capital. As of December 31, 2009, all of the Company’s junior subordinated debentures qualify as either Tier 1 or Tier 2 capital. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust-preferred securities in the calculation for Tier 1 capital for regulatory purposes. The final rule provided a five-year transition period that ended March 31, 2009, for application of the quantitative limits. The rule limits the Company’s amount of junior subordinated debt to 25% of Tier 1 capital net of goodwill, with any excess includable in Tier 2, subject to a limit of 50% of total Tier 1 and Tier 2 capital. However, there has been no impact to the Company’s total risk-based capital as the Company’s excess over the 25% Tier 1 limit is includable in Tier 2 capital based on the Company’s current debt and capital structure.
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
     On December 31, 2009 and 2008, all of the Company’s subsidiary banks were “well capitalized” under applicable requirements. In addition to the capital requirements applicable to all banks, Mercantile Bank, Royal Palm Bank and Heartland Bank are subject to stricter requirements pursuant to various regulatory enforcement actions taken at each bank. For further discussion, see the “Regulatory Matters” section in Part II, Item 7 of this filing.
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
     The Emergency Economic Stabilization Act of 2008 (“EESA”), enacted by Congress on October 3, 2008, temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. On May 20, 2009, the temporary increase in the basic limit was extended through December 31, 2013. The additional cost of the increase, assessed on a quarterly basis, is a 10 basis point annualized surcharge on balances in non-interest bearing transaction accounts that exceed $250,000.
     On October 14, 2008 the FDIC instituted the Temporary Liquidity Guaranty Program (“TLGP”), which provides full deposit coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount. This coverage is over and above the $250,000 in coverage otherwise provided to a customer. The Company’s subsidiary banks have each opted into the TLGP. The additional cost of this program, assessed on a quarterly basis, is a 10 basis point annualized surcharge on balances in non-interest bearing transactions accounts that exceed $250,000. The Company does not believe this surcharge will have a material effect on its results of operations in 2010.
     During 2008 and 2009, losses from bank failures diminished the Depository Insurance Fund. Late in 2008 the FDIC announced a multi-year restoration plan for the Fund, which included an increase in deposit insurance rates of 7 basis points across all rate categories, effective for the first quarter of 2009. On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. The FDIC also issued final rules on changes to the risk-based assessment system. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. The new rates would increase annual assessment rates from 5 to 7 basis points to 7 to 24 basis points. This new assessment took effect April 1, 2009. The Company has expensed $2.8 million from continuing operations and $1.1 million from discontinued operations for this assessment in 2009.
     Also on February 27, 2009, the FDIC announced it had adopted an interim rule to impose a 20 basis point emergency special assessment based on total deposits as of June 30, 2009. The interim rule also provided that an additional emergency assessment of up to 10 basis points may be imposed if the reserve ratio of the Deposit Insurance Fund is estimated to fall to a level that the Board believes would adversely affect public confidence or to a level which shall be close to zero or negative at the end of the calendar quarter. Subsequently, the FDIC’s Treasury borrowing authority was increased, allowing the agency to cut the planned special assessment from 20 to 10 basis points. On May 22, 2009, the FDIC adopted a final rule which established a special assessment of five basis points on each FDIC-insured depository institutions assets, minus its Tier 1 capital, as of September 30, 2009. The assessment was capped at 10 basis points of an institution’s domestic deposits so that no institution would pay an amount higher than they would have under the interim rule. This special assessment was collected September 30, 2009. The Company expensed $509 thousand from continuing operations and $286 thousand from discontinued operations as of June 30, 2009 for this special assessment.
     On September 29, 2009, the FDIC adopted a Deposit Insurance Fund restoration plan that required banks to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Banks were assessed through 2010 according to the risk-based premium schedule adopted earlier this year. Beginning January 1, 2011, the base rate increases by 3 basis points. The Company recorded a prepaid expense asset from continuing operations of $3.6 million and $1.2 million from discontinued operations as of December 31, 2009, which will be amortized to non-interest expense over the next three years.
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
     Payment of Dividends. The Company’s subsidiary banks are subject to federal and state banking laws limiting the payment of cash dividends by banks. Typically, such laws restrict dividends to the bank’s undivided profits account or, if greater, profits earned during the current and preceding fiscal year. In addition, under federal banking law, an FDIC-insured institution may not pay dividends while it is undercapitalized under regulatory capital guidelines or if payment would cause it to become undercapitalized. In addition, the FDIC has authority to prohibit or to limit the payment of dividends by a bank if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization. Mercantile Bank, Royal Palm Bank and Heartland Bank are each prohibited from paying any dividends without regulatory consent, pursuant to various regulatory enforcement actions taken at each bank. For further discussion, see the “Regulatory Matters” section in Part II, Item 7 of this filing.
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
     As the Company has previously disclosed, the Company filed an application in November 2008 to participate in the CPP; however, the application was withdrawn in May 2009. Participation in the CPP would make several terms, restrictions and covenants of CPP applicable to the Company, including, but not limited to, restrictions regarding the payment of dividends, redemption or repurchase of capital stock, certain business combinations, and executive compensation. The terms, restrictions and covenants of the CPP are explained in more detail on the Treasury’s website at www.ustreas.gov. The Company is considering various capital-raising alternatives and has made no decision at this time whether to reapply to participate in the CPP.

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
     These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB have a material effect on the Company’s business, results of operations and financial condition.
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
     The Company and its subsidiaries are subject to Regulatory Agreements and Orders that restrict the Company and its subsidiaries from taking certain actions. As is more fully discussed in the “Regulatory Matters” section in Part II, Item 7 of this filing, the Company, Mercantile Bank, Royal Palm, Royal Palm Bank, Mid-America and Heartland Bank are subject to various regulatory enforcement actions taken at each bank. As of December 31, 2009, the Company and each subsidiary have met all regulatory requirements and continue to work diligently to maintain compliance with the enforcement actions. However, there can be no assurance that these efforts will be successful in the future. If the Company is unable to comply with such requirements, the regulatory agencies could force a sale, liquidation or federal conservatorship or receivership of the subsidiaries.
     Non-performing assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition, and could result in further losses in the future. At December 31, 2009 and 2008, our non-performing loans (which consist of non-accrual loans and loans past due 90 days or more and still accruing loans) totaled $50.8 million and $38.0 million, or 6.54% and 2.83% of our loan portfolio, respectively. At December 31, 2009 and 2008, total non-performing assets (which include non-performing loans plus other real estate owned) were $67.2 million and $48.0 million, or 8.66% and 3.57% of total loans, respectively. Non-performing assets adversely affect net income in various ways. While the Company pays interest expense to fund non-performing assets, no interest income is recorded on non-accrual loans or other real estate owned, thereby adversely affecting income and returns on assets and equity, and loan administration costs increase and the efficiency ratio is adversely affected. When the Company takes collateral in foreclosures and similar proceedings, it is required to mark the collateral to its then-fair market value, which, when compared to the value of the loan, may result in a loss. These non-performing loans and other real estate owned also increase the Company’s risk profile and the capital that regulators believe is appropriate in light of such risks. The resolution of non-performing assets requires significant time commitments from management, which can be detrimental to the performance of their other responsibilities. There is no assurance that the Company will not experience further increases in non-performing loans in the future, or that non-performing assets will not result in further losses in the future.
     The Company incurred net losses for 2009 and 2008 and cannot make any assurances that it will not incur further losses. The Company incurred a net loss of $58.5 million and $8.8 million for the years ended December 31, 2009 and 2008, respectively, due to high levels of provision for loan losses and goodwill impairment. The Company cannot provide any assurances that it will not incur future losses, especially in light of economic conditions that continue to adversely affect its borrowers, particularly those in the southwest Florida market.
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
     Real estate construction, land acquisition and development loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and the Company may be exposed to significant losses on loans for these projects. Construction, land acquisition, and development loans involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, the Company may have inadequate security for the repayment of the loan upon completion of construction of the project. If the Company is forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that it will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, the Company may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while attempting to dispose of it.
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
     Recent, ongoing unfavorable economic conditions may continue or worsen. Unfavorable conditions that have affected the economy and financial markets since mid-2007, further intensified in 2008 and 2009, as did a global economic slowdown, resulting in an overall decrease in the confidence in the markets and with negative effects on the business, financial condition and results of operations of financial institutions in the United States and other countries. The Company’s business activities and earnings are affected by these general business conditions. Dramatic declines in the housing market over the past two years, with falling home prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. Market developments may further erode consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact the Company’s charge-offs and provision for loan losses. Continuing economic deterioration that affects household and/or corporate incomes could also result in reduced demand for loan or fee-based products and services. In addition, changes in securities market conditions and monetary fluctuations could adversely affect the availability and terms of funding necessary to meet the Company’s liquidity needs. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Company and others in the financial institutions industry.
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
     The Company may be adversely affected by recently enacted or contemplated legislation and rulemaking. The programs established or to be established under the EESA and Troubled Asset Relief Program, as well as restrictions contained in current or future rules implementing or related to them and those contemplated by the Recovery Act, may adversely affect the Company if the Company elects to participate in the programs in the future. In specific, any governmental or regulatory action having the effect of requiring the Company to obtain additional capital, whether from governmental or private sources, could have a material dilutive effect on current shareholders. The Company would face increased regulation of the Company’s business and increased costs associated with these programs. The EESA, as amended by the Recovery Act, contains, among other things, significant restrictions on the payment of executive compensation, which may have an adverse effect on the retention or recruitment of key members of senior management. Also, the Company’s participation in the Capital Purchase Program would limit (without the consent of the Department of Treasury) the Company’s ability to increase the Company’s dividend and to repurchase the Company’s common stock for up to three years. Similarly, programs established by the FDIC may have an adverse effect on the Company, due to the costs of participation.
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
     Higher FDIC deposit insurance premiums and assessments could adversely affect the Company’s financial condition. FDIC insurance premiums increased substantially in 2009, and the Company expects to pay significantly higher FDIC premiums in the future. Bank failures have significantly depleted the FDIC’s Deposit Insurance Fund and reduced the Deposit Insurance Fund’s ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a special assessment equal to five basis points of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, which was paid on September 30, 2009. Additional special assessments may be imposed by the FDIC for future periods. The Company participates in the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”), for noninterest-bearing transaction deposit accounts. Banks that participate in the TLGP’s noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLGP assessments are insufficient to cover any loss or expenses arising from the TLGP program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLGP upon depository institution holding companies, as well. The TLGP was scheduled to end December 31, 2009, but the FDIC extended it to June 30, 2010 at an increased charge of 15 to 25 basis points, depending on the depository institution’s risk assessment category rating assigned with respect to regular FDIC assessments if the institution elects to remain in the TLGP. These changes have caused the premiums and TLGP assessments charged by the FDIC to increase. These actions significantly increased the Company’s noninterest expense in 2009 and are expected to increase costs for the foreseeable future.
     The Company may continue to suffer increased losses in its loan portfolio and in foreclosed assets held for sale despite its underwriting practices. The Company seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices. These practices often include: analysis of a borrower’s credit history, financial statements, tax returns and cash flow projections; valuation of collateral based on reports of independent appraisers; and verification of liquid assets. Although the Company believes that its underwriting criteria are, and historically have been, appropriate for the various kinds of loans it makes, the Company has already incurred higher than expected levels of losses on loans that have met these criteria, and may continue to experience higher than expected losses depending on economic factors and consumer behavior.
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
     Furthermore, future downgrades or defaults in these securities could result in future classifications as other-than-temporarily impaired. The Company has invested in common stock of other financial institutions and the

Federal Home Loan Bank of Chicago. Deterioration of the financial stability of the underlying financial institutions for these investments could result in other-than-temporary impairment charges to the Company and could have a material impact on future earnings.
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
     The Company has a significant deferred tax asset and cannot assure it will be fully realized. The Company had net deferred tax assets of $10.2 million as of December 31, 2009, and believes that it is more likely than not that these assets will be realized. In evaluating the need for a valuation allowance, management estimated future taxable income based on forecasts and tax planning strategies that may be available to the Company. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from the current forecasts, the Company may need to establish additional valuation allowances, which could have a material adverse effect on our results of operations and financial condition.
     The Company’s stock price could decline from levels at December 31, 2009. The Company evaluates goodwill balances at least annually for impairment, and if the value of its business declines, an impairment charge on goodwill is recognized. Due to the decline in the Company’s stock price and the additional provision for loan losses and increased nonperforming assets in the first half of 2009, the Company performed an interim goodwill impairment assessment as of June 30, 2009. The Company’s valuation for goodwill impairment includes comparable merger and acquisition transactions, discounted cash flow and present value analysis, dilution analysis, premium-to-market analysis and representative potential acquisition modeling. Based on this analysis, the Company determined that the goodwill was fully impaired, and recorded an impairment charge of $44.6 million in the second quarter of 2009.
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
     There is no assurance the Company will be able to implement successfully its capital plan. The Company is developing and implementing a capital raising plan to address its future needs for capital, and has engaged an investment-banking firm to assist with the process. While the Company is committed to the completion and execution of the plan and is devoting necessary resources to achieve that result, there can be no assurance the Company will be able to execute on the plan successfully under current market conditions.
     There is no assurance the Company will be able to operate profitably without the revenue stream from its discontinued operations. The Company’s losses in 2008 and 2009 were largely due to the operating losses at Royal Palm Bank and Heartland. These losses were partially offset by the operating profits (net of goodwill impairment charges) of Marine Bank, Brown County, and HNB, which were subsequently sold. While the Company believes it has addressed the majority of the asset quality issues responsible for the operating losses at Royal Palm Bank and Heartland, additional unforeseen losses could have a material adverse effect on our results of operations and financial condition.

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
     The Company faces operational risks, including systems failure risks. The Company may suffer from operational risks, which may create loss resulting from human error, inadequate or failed internal processes and systems, and other external events. Losses may occur due to violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards. In addition, the Company’s computer systems and network infrastructure, like that used by competitors, is always vulnerable to unforeseen problems. These problems may arise in both internally developed systems and the systems of third-party service providers. The Company’s operations are dependent upon the ability to protect computer equipment against physical damage as well as security risks, which include hacking or identity theft.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
     As of December 31, 2009, the Company’s principal office is located in a building owned and also occupied by Mercantile Bank in Quincy, Illinois. Mercantile Bank began construction of this building in 2006 and completed it in January 2008. Total capital expenditures for the project were approximately $14,424,000. Each of the Company’s subsidiary banks operates from a main office, branch locations, and other offices in their respective communities. In the aggregate, the Company’s banks have five main offices in addition to seventeen full-service branch locations and one other office.
     The banks own all of their main offices, branches and other locations, except for one main bank, five branches and one other office that are leased. All of the leases have initial and/or renewal terms that the Company’s management deems adequate to accommodate its present business plans for such locations. The total net book value of the Company’s and subsidiary banks’ investment in premises and equipment from continuing operations was $25.7 million at December 31, 2009. Total net book value in premises and equipment at December 31, 2008 was $40.6 million.
Item 3. Legal Proceedings
     The Company and its subsidiary banks are involved in various legal actions arising from ordinary business activities. Management believes that the liability, if any, arising from such actions will not have a material adverse effect on the Company’s financial statements or business.
     As is more fully discussed in the “Regulatory Matters” section in Part II, Item 7 of this filing, the Company, Mercantile Bank, Royal Palm, Royal Palm Bank, Mid-America and Heartland Bank are subject to various regulatory enforcement actions taken at each bank.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of 2009.
Item 4A. Executive Officers of Registrant
     The following information is provided for the Company’s executive officers as of January 1, 2010. The executive officers are elected annually by the Board of Directors.
     Ted T. Awerkamp, age 52, has been President and Chief Executive Officer of the Company since March 1, 2007; and also serves as a director of Mercantile Bank, Royal Palm (and its subsidiary, Royal Palm Bank), and Mid-America (and its subsidiary, Heartland); and served as a director of Marine Bank, Brown County, and HNB until the recent sales of each. Mr. Awerkamp previously held the position of Vice President and Secretary of the Company since 1994, as well as President and CEO of Mercantile Bank since 2005. He served as Executive Vice President and Chief Operating Officer of Mercantile Bank from 1993 to 2005. Prior to that time, he served as Assistant Vice President and Vice President of Mercantile Bank and as President of the former Security State Bank of Hamilton (now merged with Marine Bank). Mr. Awerkamp has been a member of the Board of Directors of the Company and Mercantile Bank since 1994.
     Michael P. McGrath, age 55, has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company since December 2006, and as Secretary of the Company since March 1, 2007. He served as Vice President and Treasurer of the Company from 1986 to December 2006 and as Senior Vice President and Controller of Mercantile Bank from 2002 to December 2006. From 1985 through 2002, he served as Vice President and

Controller of Mercantile Bank. Prior to 1985, he was a certified public accountant with the firm of Gray Hunter Stenn LLP in Quincy, Illinois.
     Daniel J. Cook, age 54, has served as Executive Vice President and Chief Investment Officer of the Company since December 2006. He served as Vice President-Investments of the Company from 2005 to December 2006 and Senior Vice President-Investments of Mercantile Bank from 2002 to December 2006. Prior to 2002, he served as Vice President-Investments for Mercantile Bank. Mr. Cook also has served as President of MII since January 2003. Before joining Mercantile Bank in 1993, Mr. Cook was Vice President-Investments of Southwest Bank of St. Louis. He coordinates investment purchases and sales, manages asset/liability allocations, and assists in formulating and executing investment policies for the Company and its subsidiary banks.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The common stock, $0.42 par value per share of the Company (the “Common Stock”), the Company’s only outstanding capital stock, is registered under the Securities Exchange Act of 1934 and began trading on the American Stock Exchange (now NYSE Alternext US) (the “Exchange”) on February 28, 2005, under the symbol MBR. Prior to that date, the Company’s shares were traded between shareholders and third parties either privately or through market makers utilizing the Over-the-Counter Bulletin Board (the “OTCBB”), a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. During such period, price information concerning trades through the OTCBB was available from the OTCBB.
     Based on information obtained from the Exchange, the high and low bid quotations for the Common Stock for each of the quarters of 2009 and 2008, the two last completed fiscal years of the Company, are set forth in the table below. All such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.
     As of December 31, 2009, there were 214 record holders of the Common Stock, which includes 52 holders whose shares are held by The Depository Trust Company, a registered clearing agency, but excludes persons or entities holding stock in nominee or street name through various banks, brokerage houses and other institutions. The exact number of beneficial owners is unknown to the Company at this time.
     The Company’s shareholders are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore. Funds for the payment of dividends by the Company are primarily obtained from dividends paid to the Company by its subsidiary banks. The Company’s policy has been to pay dividends on a quarterly basis, the amount of which has been determined by the Board of Directors considering the Company’s capital needs and other plans at the time. In March 2009, the Company elected to suspend quarterly payments of dividends as a result of losses from operations. Shortly thereafter, the Company entered into a Memorandum of Understanding with the Federal Reserve Bank of St. Louis, which, among other things, prohibited the Company from paying dividends without prior regulatory approval. The declaration of future dividends is in the sole discretion of the Board. There is no assurance as to future dividends because they are dependent upon earnings, general economic conditions, the financial condition of the Company and its subsidiary banks and other factors as may be appropriate in the Board’s determination of dividend policy, including but not limited to, restrictions arising from federal and state banking laws and regulations to which the Company and its banks are subject.
     For the fiscal years 2009 and 2008, the dollar amounts of the dividends paid per share of Common Stock are set forth on the table below. All per share amounts have been restated to reflect the three-for-two stock split in December 2007.

	Price Range		Cash Dividends
2009	High($)	Low($)	Declared Per Share ($)
1st Quarter	11.98	5.00	.00
2nd Quarter	8.75	4.07	.00
3rd Quarter	5.05	2.60	.00
4th Quarter	4.70	2.25	.00

	Price Range		Cash Dividends
2008	High($)	Low($)	Declared Per Share ($)
1st Quarter	18.65	16.55	.06
2nd Quarter	18.61	14.95	.06
3rd Quarter	18.90	15.30	.06
4th Quarter	17.67	10.36	.06
     There were no issuer purchases of equity securities (i.e., the Company’s common stock) during the three months ended December 31, 2009:

			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of Shares
	Total Number of		Part of Publicly	that May Yet Be Purchased
Fourth Quarter 2009	Shares Purchased	Average Price Paid	Announced Plans or	Under the Plans or
Calendar Month	(1)	per Share (1)	Programs (2)	Programs (3)

October	0	n/a	0	$8,229,424
November	0	n/a	0	$8,229,424
December	0	n/a	0	$8,229,424
Total	0	n/a	0

(1)	The total number of shares purchased and the average price paid per share include, in addition to other purchases, shares purchased in the open market and through privately negotiated transactions by the Company’s 401(k) Profit Sharing Plan. For the months indicated, there were no shares purchased by the Plan.

(2)	Includes only those shares that were repurchased under the Company’s publicly announced stock repurchase program, i.e. the $10 million stock repurchase program approved by the Board on August 15, 2005 and announced on August 17, 2005 (the “2005 Repurchase Program”). Does not include shares purchased by the Company’s 401(k) Profit Sharing Plan.

(3)	Dollar amount of repurchase authority remaining at month-end under the 2005 Repurchase Program, the Company’s only publicly announced repurchase program in effect at such dates. The 2005 Repurchase Program is limited to 883,656 shares (10% of the number of outstanding shares on the date the Board approved the program, adjusted to reflect the three-for-two stock split in December 2007), subject to adjustment, but not to exceed $10 million in repurchases.
Company Performance
     Set forth below is a line graph comparing the cumulative total stockholder return on the Company’s common stock over an approximately five-year period ending on December 31, 2009, with the cumulative total return on the S&P 500 Regional Banks Index and the Russell 2000 Index over the same period, assuming the investment of $100 in each on February 28, 2005, the first date the Company’s common stock was registered with the Securities and Exchange Commission and listed for trading on the NYSE Amex US (formerly the American Stock Exchange), and the reinvestment of all dividends. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of the Company’s common stock.

Company / Index	Feb 05	Jun 05	Dec 05	Jun 06	Dec 06	Jun 07	Dec 07	Jun 08	Dec 08	Jun 09	Dec 09

Mercantile Bancorp, Inc.	$100.00	$100.44	$105.17	$120.28	$120.01	$122.43	$141.18	$131.47	$85.35	$38.51	$24.35
S&P 500 Regional Banks Index	$100.00	$100.79	$101.07	$105.17	$112.03	$107.10	$76.69	$45.60	$40.11	$28.50	$35.20
Russell 2000 Index	$100.00	$100.88	$106.18	$114.29	$124.22	$131.49	$120.81	$108.77	$78.77	$80.16	$98.63

Item 6. Selected Financial Data
     The following selected financial data for each of the five years in the period ended December 31, 2009, have been derived from Mercantile Bancorp, Inc.’s annual consolidated financial statements. The data has been revised to separately state income (loss) from discontinued operations for each year represented. The financial data for each of the three years in the period ended December 31, 2009, appears elsewhere in this report. This financial data should be read in conjunction with the financial statements and the related notes thereto appearing in this report.

			Year Ended December 31,
	2009	2008	2007	2006	2005

		(dollars in thousands, except per share data)
BALANCE SHEET ITEMS
Securities	$130,484	$194,097	$205,757	$188,579	$165,066
Loans held for sale	681	4,366	3,338	1,660	3,635
Loans	775,989	1,339,374	1,212,051	1,031,656	857,648
Allowance for loan losses	18,851	23,467	12,794	10,613	8,082
Discontinued operations, assets held for sale	285,992	N/A	N/A	N/A	N/A
Total assets	1,390,482	1,774,983	1,639,145	1,422,827	1,137,824
Total deposits	954,524	1,462,276	1,319,459	1,166,814	946,129
Short-term borrowings	30,740	49,227	45,589	26,338	32,587
Long-term debt	87,030	146,519	143,358	107,249	51,720
Discontinued operations, liabilities held for sale	264,044	N/A	N/A	N/A	N/A
Noncontrolling interest	3,901	5,735	9,446	9,198	7,561
Stockholders’ equity, net of noncontrolling interest	41,302	98,957	108,282	100,658	91,488

RESULTS OF OPERATIONS
Interest and dividend income	$50,317	$58,906	$67,075	$52,291	$38,722
Interest expense	29,101	37,152	40,489	28,470	17,314
Net interest income	21,216	21,754	26,586	23,821	21,408
Provision for loan losses	22,083	23,176	2,724	3,401	1,828
Noninterest income	7,791	9,157	10,445	11,196	6,195
Noninterest expense	71,483	38,574	27,766	21,620	18,450
Income tax expense (benefit)	(12,137)	(11,371)	952	3,062	1,578
Income (loss) from continuing operations	(52,422)	(19,468)	5,589	6,934	5,747
Income (loss) from discontinued operations	(7,958)	7,326	5,034	4,177	4,405
Noncontrolling interest	(1,833)	(3,321)	622	792	648
Net income (loss)	(58,547)	(8,821)	10,001	10,319	9,504

CAPITAL RATIOS
Total capital to risk-weighted assets	10.62%	9.25%	10.49%	10.92%	11.75%
Tier 1 capital to risk-weighted assets	5.31%	6.10%	7.86%	9.70%	10.88%
Tier 1 capital to average assets	3.31%	5.08%	6.72%	8.09%	9.00%

PER SHARE DATA
Basic earnings (loss) per share — continuing operations (1)	$(5.81)	$(1.85)	$.57	$0.72	$0.61
Basic earnings (loss) per share — discontinued operations (1)	$(0.91)	$(0.84)	$.58	$0.46	$0.47
Cash dividends	N/A	.24	.24	0.21	0.20
Book value	4.75	11.37	12.43	11.50	10.35

OTHER INFORMATION
Return on average assets (2)	(4.43)%	(1.46)%	0.48%	0.76%	0.77%
Return on average equity (2)	(68.42)%	(15.38)%	4.77%	6.59%	5.95%
Dividend payout ratio	N/A	(23.68)%	20.87%	17.80%	18.52%
Net interest margin (2)	2.01%	2.20%	2.86%	3.38%	3.55%
Average stockholders’ equity to average assets	4.27%	6.19%	7.08%	7.87%	8.33%
Allowance for loan losses as a percentage of total loans	2.43%	1.75%	1.06%	1.03%	0.94%
Full service offices	17	26	27	22	18

(1)	In December 2007, the Company’s Board of Directors approved a three-for-two stock split. Share and per share data in the selected consolidated financial information have been retroactively restated for the stock split as if it occurred on January 1, 2005.

(2)	Information reflected is from continuing operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following is management’s discussion and analysis of the financial condition and results of operations of Mercantile Bancorp, Inc. for the years ended December 31, 2009, 2008, and 2007. It should be read in conjunction with “Business,” “Selected Financial Data,” the consolidated financial statements and the related notes to the consolidated financial statements.
Forward-Looking Statements
     Statements and financial discussion and analysis contained in the Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements include information about possible or assumed future results of the Company’s operations or performance. Use of the words “believe”, “expect”, “anticipate”, “continue”, “intend”, “may”, “will,” “should,” or similar expressions, identifies these forward-looking statements. Examples of forward-looking statements include, but are not limited to, estimates or projections with respect to our future financial condition, results of operations or business, such as:
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
     Factors which could cause or contribute to such differences include but are not limited to:
•	general business and economic conditions on both a regional and national level;

•	worldwide political and social unrest, including acts of war and terrorism;

•	increased competition in the products and services we offer and the markets in which we conduct our business;

•	the interest rate environment;

•	fluctuations in the capital markets, which may directly or indirectly affect our asset portfolio;

•	legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry;

•	technological changes, including the impact of the Internet;

•	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

•	accounting principles, policies, practices or guidelines;

•	deposit attrition, operating costs, customer loss and business disruption greater than the Company expects;

•	impairment of the goodwill and core deposit intangibles the Company has recorded with acquisitions and the resulting adverse impact on the Company’s profitability; and

•	the occurrence of any event, change or other circumstance that could result in the Company’s failure to develop and implement successfully capital raising and debt restructuring plans.
     A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. The Company believes it has chosen the assumptions or bases in good faith and that they are reasonable. However, the Company cautions you that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. Any forward-looking statements made or incorporated by reference in this report are made as of the date of this report, and, except as required by applicable law, the Company assumes no obligation to update such statements or to update the reasons why actual results could differ from those projected in such statements. You should consider these risks and uncertainties in evaluation forward-looking statements and you should not place undue reliance on these statements.
Overview
General
     As of December 31, 2009, Mercantile Bancorp, Inc. was a five-bank holding company headquartered in Quincy, Illinois with 18 banking facilities (17 full service offices and 1 stand-alone drive-up) serving 14 communities located throughout west-central Illinois, central Indiana, western Missouri, eastern Kansas, and southwestern Florida. In addition to the five banks included in its consolidated group, the Company has minority interests in eight other banking organizations located in Missouri, Georgia, Tennessee, Florida, Colorado and California. The Company is focused on meeting the financial needs of its markets by offering competitive financial products, services and technologies. It is engaged in retail, commercial and agricultural banking and its core products include loans, deposits, trust and investment management.
     On November 21, 2009, the Company entered into an Exchange Agreement with Great River and Phillips which provided for the sale of HNB, one of the Company’s subsidiary banks, to Phillips in exchange for the repayment of $28 million of debt owed to Great River. The transfer of ownership of HNB to Phillips and the debt repayment was completed on December 16, 2009. The Company’s consolidated statement of operations for 2009, as well as the restated statements of operations for 2008 and 2007, reflects the income and expenses of HNB through the exchange date as “Income (loss) from discontinued operations”.
     On November 22, 2009, the Company entered into a Stock Purchase Agreement with United Community, pursuant to which the Company would sell all of the issued and outstanding stock of two of its subsidiary banks, Marine Bank and Brown County, to United Community for approximately $25.6 million. This transaction closed on February 26, 2010. The Company used part of the proceeds of the sale to repay the remainder of the debt owed to Great River. The assets and liabilities of Marine Bank and Brown County are included in the Company’s consolidated balance sheet as of December 31, 2009, but are reflected as “Discontinued operations, assets held for sale” and “Discontinued operations, liabilities held for sale”. The Company’s consolidated statement of operations for 2009, as well as the restated statements of operations for 2008 and 2007, reflects the income and expenses of Marine Bank and Brown County as “Income (loss) from discontinued operations”.
     Unfavorable conditions that have affected the economy and financial markets since mid-2007, further intensified in 2009, as did a global economic slowdown, resulting in an overall decrease in the confidence in the markets and with negative effects on the business, financial condition and results of operations of financial institutions in the United States and other countries. The Company’s business activities and earnings, and thus its ability to implement its strategic plans, are affected by these general business conditions. Dramatic declines in the housing market over the past two years, with falling home prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. Despite these unprecedented challenges, the Company believes its strategic plans, grounded solidly in community banking, should position the Company to weather these difficulties and to succeed when the economy improves.
Results of Operations
     The Company generates the majority of its revenue from interest on loans, income from investment securities and service charges on customer accounts. These revenues are offset by interest expense incurred on deposits and other borrowings and noninterest expense such as administrative and occupancy expenses. Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest margin is determined by dividing net interest income by average interest-earning assets. Interest and dividend income is the largest source of revenue, representing 87% of total revenue during 2009 and 2008. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin.
     Due to the exchange for debt of HNB in December 2009 and the sales of Marine Bank and Brown County in February 2010, the consolidated statement of operations for 2009, as well as the restated statements of operations for 2008 and 2007, reflects the income and expenses of HNB, Marine Bank and Brown County as “Income (loss) from discontinued operations”.
     The Company’s net interest margin declined in 2009, primarily due to the increase in non-accrual loans as well as declines in the prime rate, LIBOR and other benchmark rates to which many of the Company’s loans are indexed, resulting in significant decreases in asset yields. Due to the lower interest rate environment, the Company was able to reduce its interest expense on deposits and borrowings as well, but the drop in cost of funds was not sufficient to offset the reduced asset yields. Net interest margins reflected from continuing operations were 2.01%, 2.20%, and 2.86%, for the years ended December 31, 2009, 2008, and 2007, respectively.
     Net loss was $58.5 million and $8.8 million for the years ended December 31, 2009 and 2008, respectively. Net income was $10.0 million for the year ended December 31, 2007. The main factors contributing to the increased net loss in 2009 were a goodwill impairment charge of $30.4 million, an increase in deposit insurance premiums of $2.0 million, a decrease in noninterest income of $1.4 million, a net loss from discontinued operations of $8.0 million in 2009 compared to net income of $7.3 million in 2008. Included in the net loss from discontinued operations in 2009 was a goodwill impairment charge of $14.0 million related to the Company’s acquisition of HNB Financial in 2007. Basic earnings (loss) per share from continuing operations, reflecting the three-for-two stock split in December 2007, were $(5.81), $(1.85), and $.57 for the years ended December 31, 2009, 2008, and 2007, respectively. Basic earnings (loss) per share from discontinued operations were $(0.91), $0.84, and $0.58 for the years ended December 31, 2009, 2008, and 2007, respectively.
Financial Condition
     Due to the exchange for debt of HNB in December 2009, the assets and liabilities of HNB are not included in the Company’s consolidated balance sheet as of December 31, 2009. Due to the sales of Marine Bank and Brown County in February 2010, the assets and liabilities of those banks are included in the Company’s consolidated balance sheet as of December 31, 2009, but are reflected as “Discontinued operations, assets held for sale” and “Discontinued operations, liabilities held for sale”.

     Total assets at December 31, 2009 were $1.4 billion compared with $1.8 billion at December 31, 2008, a decrease of $385 million or 21.7%. Total loans, including loans held for sale, at December 31, 2009 were $776.7 million compared with $1.3 billion at December 31, 2008, a decrease of $567 million or 42.2%. Total deposits at December 31, 2009 were $954.5 million compared with $1.5 billion at December 31, 2008, a decrease of $507.8 million or 34.7%. Total Mercantile Bancorp, Inc. stockholders’ equity at December 31, 2009 was $41.3 million compared with $99.0 million at December 31, 2008, a decrease of $57.7 million or (58.3)%.
     The allowance for loan losses, as a percentage of total loans, increased as of December 31, 2009, compared with December 31, 2008, lessening the impact on future earnings from losses in the loan portfolio. Nonperforming loans and nonperforming other assets to total loans from continuing operations increased to 8.66% of loans as of December 31, 2009 from 3.57% of loans from total operations as of December 31, 2008. The allowance for loan losses from continuing operations, as a percentage of total loans from continuing operations, increased to 2.43% as of December 31, 2009 from 1.75% from total operations as of December 31, 2008. Provision for loan losses from continuing operations decreased $1.1 million to $22.1 million for 2009 from $23.2 million from total operations for 2008. Interest rate risk exposure is actively managed and relatively low.
Capital
     As of December 31, 2009, 2008 and 2007, each of the Company’s subsidiary banks was categorized as well-capitalized under the capital adequacy guidelines established by the bank regulatory agencies.

	2009	2008	2007

Dividend payout ratio (dividends per share divided by net income per share)	N/A	N/A	20.87%
Equity to assets ratio (average equity divided by average total assets)	4.27%	6.19%	7.08%
Return on Equity and Assets

	2009	2008	2007

Return on assets (net income (loss) divided by average total assets)	(4.43)%	(1.46)%	0.48%
Return on equity (net income (loss) divided by average equity)	(68.42)%	(15.38)%	4.77%

Summary of Banking Subsidiaries and Cost and Equity Method Investments
     The Company’s consolidated income (loss) is generated primarily by the financial services activities of its subsidiaries. As of December 31, 2009, the Company has five wholly-owned banks, one majority-owned bank, and minority interests in eight other unconsolidated banking organizations. The following table illustrates the amounts of net income (loss) contributed by each of the consolidated subsidiaries (on a pre-consolidation basis) since January 1, 2007, less purchase accounting adjustments.

		12/31/09
	Date	Ownership	Pre-consolidated Net Income (Loss)
Subsidiary	Acquired	Percentage	2009		2008		2007
					(dollars in thousands)
Mercantile Bank	4/15/83	100.00%	$1,029	N/A	$2,930	N/A	$5,559	43.2%
Marine Bank & Trust	4/02/91	100.00%	2,139	N/A	2,025	N/A	1,813	14.1%
Perry State Bank	10/04/94	100.00%	—	N/A	—	N/A	1,888	14.7%
Brown County State Bank	12/07/97	100.00%	1,347	N/A	1,207	N/A	923	7.2%
Farmers State Bank of Northern Missouri	10/4/99	100.00%	—	N/A	—	N/A	408	3.2%
Mid America Bancorp, Inc.	2/28/05	55.52%	(4,120)	N/A	(7,453)	N/A	1,322	10.3%
Royal Palm Bancorp, Inc.	11/10/06	100.00%	(41,386)	N/A	(7,107)	N/A	444	3.4%
HNB Financial Services, Inc.	9/07/07	100.00%	(9,248)	N/A	3,390	N/A	497	3.9%
Total			$(50,239)	N/A	$(5,008)	N/A	$12,854	100.0%
     At December 31, 2009 and December 31, 2008, the Company’s percentage ownership of Mid-America was 55.5%. During 2008, Mid-America repurchased 2,572 shares of its common stock, resulting in the Company’s percentage ownership of Mid-America increasing to 55.5% as of December 31, 2008 from 54.6% as of December 31, 2007.
     The following table details the Company’s cost method investments in common stock of other banking organizations that are not consolidated with the Company:

	(1)
	Premier Community Bank of the		(2)		(3)
	Emerald Coast		Integrity Bank		Premier Bancshares, Inc.
	Number of		Number of		Number of
Date	Shares	Cost	Shares	Cost	Shares	Cost
			(dollars in thousands)
12/02/03			69,500	$695
11/29/05					100,000	$1,000
06/21/06	50,000	$500
Other-than-temporary impairment charges				$(695)		$(1,000)

Total as of 12/31/09	50,000	$500	69,500	$—	100,000	$—

Ownership Percentage as of 12/31/09	2.5%		4.3%		.82%

	(4)
	Brookhaven Bank
	Number of
Date	Shares	Cost
7/17/07	112,275	$1,123
9/17/07	4,396	44
Other-than-temporary impairment charges		$(336)

Total as of 12/31/09	116,671	$831

Ownership Percentage as of 12/31/09	4.9%

(1)	Premier Community Bank of the Emerald Coast is a privately held bank holding company located in Crestview, Florida.

(2)	Integrity Bank is a privately held bank located in Jupiter, Florida.

(3)	Premier Bancshares, Inc. is a privately held bank holding company located in Jefferson City, Missouri.

(4)	Brookhaven Bank is a privately held bank located in Atlanta, Georgia.
Critical Accounting Policies
     The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the years ended December 31, 2009 and 2008. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.
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
     The Company evaluates goodwill balances at least annually for impairment, and if the value of its business declines, an impairment charge on goodwill could be recognized. Due to the decline in the Company’s stock price and the additional provision for loan losses and increased nonperforming assets in the first half of 2009, the

Company performed an interim goodwill impairment assessment as of June 30, 2009. The Company’s valuation for goodwill impairment includes comparable merger and acquisition transactions, discounted cash flow and present value analysis, dilution analysis, premium-to-market analysis and representative potential acquisition modeling. Based on this analysis, the Company determined that the goodwill was fully impaired, and recorded an impairment charge of $44.6 million in the second quarter of 2009.
     Core deposit and other intangibles are amortized on the straight-line basis over periods ranging from five to ten years. Such assets and intangible assets with indefinite lives are periodically evaluated as to the recoverability of their carrying value.
Discontinued Operations
     On November 21, 2009, the Company entered into an Exchange Agreement with Phillips. The Exchange Agreement provided for the sale of HNB, one of the Company’s subsidiary banks, to Phillips, the sole shareholder and Chairman of Great River, in exchange for the repayment of $28 million of the Great River debt. Phillips owned, through participations from Great River, more than $28 million of the Great River debt. The Company finalized the debt exchange transaction eliminating $28 million of debt owed to Great River and transferred control of HNB to Phillips. On December 16, 2009, the Company recognized a loss of $2.4 million related to the exchange. The exchange of debt for all issued and outstanding stock of HNB, headquartered in Hannibal, Missouri, left approximately $16 million in outstanding debt owed to Phillips and Great River. The Company repaid the remainder of this debt following the closing of a definitive agreement to sell its two smallest banks, Brown County and Marine Bank, both based in Illinois, to United Community for approximately $25.6 million. These sales closed in the first quarter of 2010, extinguishing the remaining debt owed to Phillips and Great River.
     The assets and liabilities of Marine Bank and Brown County are included in the Company’s consolidated balance sheet as of December 31, 2009, but are reflected as “Discontinued operations, assets held for sale” and “Discontinued operations, liabilities held for sale”. The Banks’ income and expenses for 2009, 2008 and 2007 are included in “Income (loss) from discontinued operations” in the Company’s consolidated statements of operations.
     The assets and liabilities of HNB have been excluded from the Company’s consolidated balance sheet as of December 31, 2009. The Company’s consolidated statement of operations for 2009 reflects the income and expenses of HNB through the date of the exchange, which are included in “Income (loss) from discontinued operations”.
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

Results of Operations
Summary
     Due to the exchange for debt of HNB in December 2009 and the sales of Marine Bank and Brown County in February 2010, the consolidated statement of operations for 2009, as well as the statements of operations for 2008 and 2007, reflects the income and expenses of HNB, Marine and Brown as “Income (loss) from discontinued operations”.
     2009 versus 2008. The Company reported a net loss of $58.5 million for the year ended December 31, 2009, compared to a net loss of $8.8 million for 2008. Basic loss per share from continuing operations for the year ended December 31, 2009 was $(5.81) compared to $(1.85) in 2008. Basic income (loss) per share from discontinued operations for the year ended December 31, 2009 was $(0.91) compared to $0.84 in 2008. The main factors contributing to the net loss in 2009 were a goodwill impairment valuation adjustment of $30.4 million, a slight decrease in net interest income of $538 thousand, a decrease in noninterest income of $1.4 million, an increase in noninterest expense excluding goodwill impairment of $2.5 million, and a net loss from discontinued operations of $8.0 million at December 31, 2009 compared to net income from discontinued operations of $7.3 million at December 31, 2008. These factors were partially offset by a decrease in provision for loan losses of $1.1 million, a decrease in net loss attributable to noncontrolling interest of $1.5 million, and an increase in income tax benefit of $766 thousand.
     The 2009 decrease in net interest income of $538 thousand was the result of a decrease in interest and dividend income of $8.6 million, offset by a decrease in interest expense of $8.1 million. The decrease in net interest income was primarily due to a decrease in rates on the majority of interest-earning assets, decreased volume of federal funds sold, and decreased rates on the majority of all interest-bearing liabilities, largely offset by an increased volume of all interest-bearing liabilities. The net interest margin decreased to 2.01% for the year ended December 31, 2009 compared to 2.20% for 2008, primarily due to the increase in non-accrual loans as well as current economic conditions reflecting decreased rates of all interest-bearing assets and liabilities.
     The 2009 decrease in provision for loan losses from continuing operations of $1.1 million was attributable to the Company aggressively reserving for estimated losses during 2008, primarily offset by increases of $9.1 million in net charge-offs from continuing operations and $12.8 million in nonperforming loans from continuing operations in 2009. The increase in net charge-offs in 2009 was partly the result of the continued deterioration of the commercial real estate markets in several of the Company’s locations, particularly in southwest Florida. The ratio of non-performing loans to total loans from continuing operations increased to 6.54% as of December 31, 2009, compared to 2.83% as of December 31, 2008. The increase in non-performing loans was primarily due to several large commercial real estate loans and construction and development loans at Royal Palm, Mercantile Bank, and Heartland. The majority of these loans are at Mercantile Bank, and largely related to a developer who experienced cash flow problems due to a slowing economy and oversupply of commercial properties. The loan is secured by land in western Missouri, and Mercantile Bank is actively working with the developer to identify potential purchasers of the property.
     The decrease in noninterest income of $1.4 million in 2009 was primarily due to decreases in brokerage fees of $330 thousand, customer service charges of $246 thousand, net gains on sales of assets of $433 thousand, and net gains on sale of available-for-sale securities of $942 thousand. These were offset by increases in net gains on loan sales of $517 thousand and other noninterest income of $110 thousand. The decrease in brokerage fees was primarily attributable to market-driven fees decreasing with the stock market in general as compared to 2008. The decrease in customer service charges was primarily due to a decrease in overdraft fees. The decrease in net gains on sales of assets was primarily attributable to the Company recognizing a net gain of approximately $300 thousand for the same period in 2008 related to a sale of a vacant lot. The decrease in net gains on sales of available-for-sale securities was primarily due to the Company recognizing approximately $943 thousand in 2008 from the sale of its shares of First Charter Corporation. The increase in other noninterest income was primarily due to the subsidiary banks receiving regulatory fee settlements in June 2009.
     The 2009 increase in noninterest expense of $32.9 million was primarily due to goodwill impairment losses from continuing operations of $30.4 million, increases in deposit insurance premiums of $2.0 million, professional fees of $1.5 million, and net losses on foreclosed assets of $1.8 million. These were offset by decreases in salaries and employee benefits of $459 thousand and other than temporary losses on available for sale securities and cost method investments of $1.8 million. The goodwill impairment loss was a result of the Company determining that goodwill was fully impaired on a consolidated basis during the second quarter of 2009. The increase in deposit insurance premiums was primarily due to the FDIC approving an additional special assessment during the second quarter of 2009, as well as the FDIC raising the assessment rates charged to all banks. The increase in professional fees was due to the Company incurring additional fees related to the creation and implementation of a capital restoration plan. The increase in net losses on foreclosed assets was primarily attributable to continued declines in the fair value of foreclosed properties held for sale. The decrease in salaries and employee benefits was primarily due to severance payments associated with the change in management personnel in 2008. The decrease in other-than-temporary losses on available-for-sale securities and cost method investments was attributable to the Company recognizing other-than-temporary impairment charges of $5.3 million in 2008, compared to only $3.4 million during 2009.
     The 2009 increase in provision for income tax benefit from continuing operations of $766 thousand was primarily due to a net loss before taxes and noncontrolling interest of $64.6 million in 2009, compared to net loss before taxes and noncontrolling interest of $30.8 million in 2008.
     The 2009 decrease in noncontrolling interest net loss of $1.5 million was attributable to Mid-America’s pre-consolidated net loss of $4.1 million in 2009 compared to pre-consolidated net loss of $7.5 million in 2008. The decrease in Mid-America’s 2009 net loss compared to 2008 was primarily due to a reduction in loan loss provision. Mid-America had aggressively reserved for estimated losses in its loan portfolio as of December 31, 2008. However, non-accrual loans remain at elevated levels, reducing interest income on loans and largely contributing to the operating loss for 2009.
     The Company’s return on average assets from continuing operations was (4.43)%, (1.46)%, and 0.48% for the years ended December 31, 2009, 2008, and 2007, respectively, and return on average equity from continuing operations was (68.42)%, (15.38)%, and 4.77% for the years ended December 31, 2009, 2008, and 2007, respectively.
     2008 versus 2007. The Company reported a net loss of $8.8 million for the year ended December 31, 2008, compared to net income of $10.0 million for 2007. Basic earnings (loss) per share from continuing operations for the year ended December 31, 2008 was $(1.85) compared to $0.57 in 2007. Basic earnings (loss) per share from discontinued operations for the year ended December 31, 2008 was $0.84 compared to $0.58 in 2007. The main factors contributing to the net loss in 2008 were a decrease in net interest income of $4.8 million, an increase in provision for loan losses of $20.5 million, a decrease in noninterest income of $1.3 million, and an increase in noninterest expense of $10.8 million, offset by a decrease in noncontrolling interest of $3.9 million, and a decrease in provision for income taxes of $12.3 million.
     The 2008 decrease in net interest income of $4.8 million was the result of a decrease in interest and dividend income of $8.2 million, partially offset by a decrease in interest expense of $3.3 million. The decrease in net interest income was primarily due to decreased volumes of investment securities, decreased rates on most interest-earning assets, and increased volume of most interest-bearing liabilities, offset by a decrease in rates on the majority of interest-bearing liabilities. The net interest margin decreased to 2.20% for the year ended December 31, 2008 compared to 2.86% for 2007, primarily due to the impact of the Federal Open Market Committee (“FOMC”) cutting short-term interest rates by 400 basis points in 2008, causing a rapid decline in the Company’s loan yields relative to the interest rates paid on deposits and borrowings.
     The 2008 increase in provision for loan losses of $20.5 million was attributable to increases of $11.5 million in net charge-offs and $15.0 million in nonperforming loans in 2008. The increase in net charge-offs in 2008 was partly the result of the charge-off of a $4 million subordinated debenture issued by Integrity Bank to Mid-America. Integrity Bank, located in Atlanta, Georgia, was closed by the FDIC in September 2008. Other increases in 2008 net charge-offs were at Royal Palm Bank, due to the severe devaluation of the commercial real estate market in Florida, and at Mercantile Bank and Heartland, largely related to a commercial real estate development loan in Arkansas, in which both banks participated. The ratio of non-performing loans to total loans increased to 2.83% as of December 31, 2008, compared to 1.91% as of December 31, 2007. The increase in non-performing loans was primarily due to several large commercial real estate loans and construction and development loans at Royal Palm and Heartland, the majority of which were related to participation loans purchased from Integrity Bank.

     The decrease in noninterest income of $1.3 million in 2008 was primarily due to a decrease in customer service charges of $304 and a decrease in net gains on sales of equity and cost method investments of $2.1 million. These were offset by increases in brokerage fees of $214 thousand, net gains on sales of assets of $326, net gains on loan sales of $166, and net gains on sale of available-for-sale securities of $243. The decrease in customer service charges was primarily due to a decrease in overdraft fees. The decrease in net gains on sales of equity and cost method investments was primarily due to the Company recognizing approximately $2.1 million from the sale of its shares of New Frontier Bancshares in 2007. The increase in brokerage fees was primarily attributable to expansion of the brokerage operations established at Mercantile Bank. The increase in net gains on sales of assets was primarily attributable to the Company recognizing a gain of approximately $300 thousand in 2008 related to a sale of a vacant lot. The increase in net gains on loan sales was primarily attributable to increased residential mortgage refinancings as a result of the lower interest rate environment. The increase in net gains on sales of available-for-sale securities was primarily due to the Company recognizing approximately $943 thousand in 2008 from the sale of its shares of First Charter Corporation.
     The 2008 increase in noninterest expense of $10.8 million was largely due to increases in salaries and employee benefits of $1.6 million, net occupancy expense of $695 thousand, equipment expense of $631 thousand, deposit insurance premiums of $644 thousand, net losses on foreclosed assets of $954 thousand, other than temporary losses on available for sale securities and cost method investments of $5.3 million, and other noninterest expense of $634 thousand. The increase in salaries and employee benefits was primarily due to severance payments associated with the change in management personnel in 2008, as well as the opening of a new loan production office in Carmel, Indiana. The increase in net occupancy expense and equipment expense was attributable to Mercantile Bank placing a new building into service in January. The increase in deposit insurance premiums was primarily due to the expiration of the FDIC’s One-Time Assessment Credits that offset premiums in 2007 and to the FDIC raising the assessment rates charged to all banks. The increase in net losses on foreclosed assets was primarily attributable to Royal Palm recognizing impairment charges due to declines in the fair value of foreclosed properties held for sale. The increase in other-than-temporary losses on available-for-sale securities and cost method investments was attributable to the Company recognizing other-than-temporary impairment charges on several of its investments in stock of other financial institutions. The increase in other noninterest expense was largely attributable to the marketing and establishing a loan production office in Carmel, Indiana, as well as increases in noninterest expenses at the Company’s other subsidiaries.
     The 2008 decrease in provision for income tax (benefit) from continuing operations of $12.3 million was primarily due to a net loss before taxes and noncontrolling interest of $30.8 million in 2008, compared to net income before taxes and noncontrolling interest of $6.5 million in 2007.
     The 2008 decrease in noncontrolling interest of $3.9 million was attributable to Mid-America’s pre-consolidated net loss of $7.5 million in 2008 compared to pre-consolidated net income of $1.3 million in 2007. Mid-America’s 2008 net loss was primarily due to a deterioration in asset quality, resulting in substantial increases in nonperforming assets, net charge-offs and provision for loan losses.
     The Company’s return on average assets from continuing operations was (1.46)% and 0.48% for the years ended December 31, 2008 and 2007, respectively, and return on average equity from continuing operations was (15.38)% and 4.77% for the years ended December 31, 2008 and 2007, respectively.
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
Consolidated Average Balance Sheets
     The following table shows the consolidated average balance sheets separately stating discontinued operations, detailing the major categories of assets and liabilities, the interest income earned on interest-earnings assets, the interest expense paid for interest-bearing liabilities, and the related interest rates:

	At
	December 31	Years Ended December 31,
	2009	2009			2008			2007
	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Cost	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing demand deposits	0.40%	$82,557	$251	0.30%	$20,647	$442	2.14%	$17,397	$966	5.55%
Federal funds sold	0.10%	11,842	18	0.15%	19,915	343	1.72%	20,093	1,060	5.28%
Securities
Taxable
U.S. treasuries and government agencies	N/A	1,287	27	2.10%	4,796	162	3.38%	22,118	1,148	5.19%
Mortgage-backed securities	3.79%	25,210	1,057	4.19%	23,475	1,118	4.76%	16,600	853	5.14%
Other securities	4.55%	70,978	3,262	4.60%	70,273	3,271	4.65%	64,760	3,561	5.50%

Total taxable		97,475	4,346	4.46%	98,544	4,551	4.62%	103,478	5,562	5.38%
Non-taxable — State and political subdivision (3)	5.28%	27,974	944	3.37%	31,596	1,149	3.64%	36,939	1,314	3.56%
Loans (net of unearned discount) (1)(2)	6.03%	830,740	44,744	5.39%	814,613	52,357	6.43%	746,944	58,049	7.77%
Federal Home Loan Bank stock	0.34%	3,222	14	0.43%	3,787	64	1.69%	3,820	124	3.25%

Total interest-earning assets (1)		$1,053,810	$50,317	4.77%	$989,102	$58,906	5.96%	$928,671	$67,075	7.22%

Cash & due from banks		$12,042			$25,803			$20,460
Premises and equipment		26,455			27,930			21,362
Foreclosed assets held for sale, net		11,298			4,011			859
Equity method investment in common stock		—			—			2,765
Cost method investment in common stock		2,573			4,369			5,481
Interest receivable		4,349			5,222			5,865
Cash surrender value of life insurance		14,381			13,165			10,743
Allowance for loan loss		(20,640)			(11,471)			(8,359)
Goodwill		15,410			36,237			29,077
Intangible assets		2,298			3,806			4,221
Other		19,845			5,286			9,426
Discontinued operations, held for sale (4)		588,065			593,310			440,585

Total assets		$1,729,886			$1,696,770			$1,471,156

Liabilities
Interest-bearing transaction deposits	0.20%	$64,587	$203	0.31%	$58,849	$535	.91%	$61,028	$1,054	1.73%
Savings deposits	0.15%	46,801	278	0.59%	47,728	818	1.71%	47,423	1,526	3.22%
Money-market deposits	0.22%	148,053	1,316	0.89%	155,839	3,561	2.29%	143,292	5,966	4.16%
Time and brokered time deposits	1.86%	606,967	19,969	3.29%	579,315	25,125	4.34%	500,161	24,595	4.92%
Short-term borrowings	6.53%	44,912	2,475	5.50%	23,500	797	3.39%	28,072	1,546	5.51%
Long-term debt	5.02%	34,522	1,516	4.39%	49,701	2,435	4.90%	49,718	2,494	5.02%
Junior subordinated debentures	5.12%	61,858	3,344	5.41%	61,858	3,881	6.27%	48,112	3,308	6.88%

Total interest-bearing liabilities		$1,007,700	$29,101	2.89%	$976,790	$37,152	3.80%	$877,806	$40,489	4.61%

Demand deposits		$86,185			$65,415			$69,103
Interest payable		3,547			3,796			4,417
Other liabilities		4,502			3,418			3,793
Discontinued operations, held for sale (4)		549,042			533,899			402,356
Minority interest		4,973			8,446			9,480
Stockholders’ equity		73,937			105,006			104,201

Total Liabilities and Stockholders’ Equity		$1,729,886			$1,696,770			$1,471,156

Interest spread				1.88%			2.16%			2.61%
Net interest income			21,216			21,754			26,586
Net interest margin				2.01%			2.20%			2.86%

Interest-earning assets to interest-bearing liabilities		104.58%			101.26%			105.79%

(1)	Non-accrual loans have been included in average loans, net of unearned discount

(2)	Includes loans held for sale

(3)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.

(4)	Due to the exchange of HNB in 2009, HNB is no longer included in the balance sheet as of December 31, 2009, however year-to-date average balances up through the date of the exchange have been included in the average balance sheet.

Changes in Net Interest Income
     Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (1) changes attributable to changes in volume (changes in volume multiplied by prior rate); (2) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (3) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionally to the change due to volume and the change due to rate. Information in the table has been adjusted to reflect continuing operations only.

	Years Ended December 31, 2009, 2008 and 2007
	Year 2009 vs. 2008 Change			Year 2008 vs. 2007 Change
	Average	Average	Total	Average	Average	Total
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
	(dollars in thousands)
Increase (decrease) in interest income:
Interest-bearing bank deposits	$440	$(630)	$(190)	$155	$(680)	$(525)
Federal funds sold	(100)	(225)	(325)	(9)	(708)	(717)
Investment securities:
U.S. treasuries and agencies	(89)	(46)	(135)	(682)	(304)	(986)
Mortgage-backed securities	79	(140)	(61)	331	(66)	265
States and political subdivision (1)	(126)	(79)	(205)	(194)	29	(165)
Other securities	33	(42)	(9)	287	(577)	(290)
Loans (net of unearned discounts)	1,018	(8,632)	(7,614)	4,946	(10,637)	(5,691)
Federal Home Loan Bank stock	(8)	(42)	(50)	(1)	(59)	(60)

Change in interest income (1)	1,247	(9,836)	(8,589)	4,833	(13,002)	(8,169)

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	48	(380)	(332)	(36)	(483)	(519)
Savings deposit	(16)	(524)	(540)	10	(718)	(708)
Money-market deposits	(170)	(2,075)	(2,245)	484	(2,889)	(2,405)
Time and brokered time deposits	1,151	(6,307)	(5,156)	3,629	(3,099)	530
Short-term borrowings	995	683	1,678	(223)	(526)	(749)
Long-term debt	(807)	(649)	(1,456)	786	(272)	514

Change in interest expense	1,201	(9,252)	(8,051)	4,650	(7,987)	(3,337)

Increase (decrease) in net interest income (1)	$46	$(584)	$(538)	$183	$(5,015)	$(4,832)

(1)	The tax exempt income for state and political subdivision is not recorded on a tax equivalent basis.
     2009 versus 2008. Average earning assets from continuing operations increased 6.5% or $64.7 million to $1.1 billion during the year ended December 31, 2009 from the December 31, 2008 average balance of $989 million. The average balance of loans increased 2.0% or $16.1 million to $831 million during 2009 from the December 31, 2008 average balance of $815 million. The increase was primarily attributable to moderate growth at each of the Company’s subsidiary banks. The average balance of U.S. treasury and government agency securities decreased 73.2% or $3.5 million to $1.3 million during 2009 from the December 31, 2008 average balance of $4.8 million. The average balance of mortgage-backed securities increased 7.4% or $1.7 million to $25.2 million during 2009 from the December 31, 2008 average balance of $23.5 million. The average balance of other securities, primarily collateralized mortgage obligations, increased 1.0% or $705 thousand to $71.0 million during 2009 from the December 31, 2008 average balance of $70.3 million. The average balance of nontaxable state and political subdivision securities decreased 11.5% or $3.6 million to $28.0 million during 2009 from the December 31, 2008 average balance of $31.6 million. The balance fluctuations in the various categories of investment securities from year to year is dependent partially on the liquidity needs of the Company and partially on yields and cash flow characteristics of those categories of securities relative to other investment opportunities.
     The balance of interest-bearing liabilities from continuing operations averaged $1.0 billion at December 31, 2009, an increase of $30.9 million or 3.2% from the December 31, 2008 average balance of $977 million. The average balance of interest-bearing transaction deposits increased 9.8% or $5.7 million to $64.6 million during 2009 from the December 31, 2008 average balance of $58.8 million. The average balance of savings deposits decreased 1.9% or $927 thousand to $46.8 million during 2009 from the December 31, 2008 average balance of $47.7 million.

The average balance of money market deposits decreased 5.0% or $7.8 million to $148.1 million during 2009 from the December 31, 2008 average balance of $155.8 million. The average balance of time and brokered time deposits increased 4.8% or $27.7 million to $607.0 million during 2009 from the December 31, 2008 average balance of $579.3 million. The growth in average time and brokered time deposits was attributable to moderate growth at all subsidiary banks. The average balance of long-term debt decreased 30.5% or $15.2 million to $34.5 million during 2009 from the December 31, 2008 average balance of $49.7 million, due to the reclassification of debt to short-term from long-term. The average balance of junior subordinated debentures remained constant at $61.9 million from 2008 to the 2009. The average balance of short-term borrowings increased $21.4 million to $44.9 million from the December 31, 2008 average balance of $23.5 million primarily due to the reclassification of debt to short-term from long-term.
     The average balance of noninterest-bearing demand deposits was $86.2 million at December 31, 2009, an increase of $20.8 million or 31.8% from the December 31, 2008 average balance of $65.4 million. This increase is primarily attributable to marketing efforts targeted towards attracting core deposit relationships with borrowers.
     The Company’s net interest margin expressed as a percentage of average earning assets was 2.01% for the year ended December 31, 2009, a decrease of 19 basis points from 2.20% in 2008. The interest spread, expressed as the difference between yield on average earning assets and the cost of average interest-bearing liabilities, was 1.88% for the year ended December 31, 2009, a decrease of 28 basis points from 2.16% for the same period in 2008.
     Interest income decreased $8.9 million or 14.6% to $50.3 million for the year ended December 31, 2009, as compared to interest income of $58.9 million for the year ended December 31, 2008. The decrease in interest income is due to a decreased volume of federal funds sold and a decrease in rates on the majority of interest-earning assets in 2009 compared to 2008. The average yield on interest-earning assets decreased 119 basis points to 4.77% for the year ended December 31, 2009 as compared to 5.96% for 2008.
     Interest expense decreased $8.1 million or 21.7% to $29.1 million for the year ended December 31, 2009 as compared to interest expense of $37.2 million for the year ended December 31, 2008. The decrease in interest expense is attributable primarily to the decreased rates on all interest-bearing liabilities. The decrease in rates paid on liabilities for 2009 was consistent with the decrease in general market rates as influenced by the actions of the FOMC and the Federal Reserve. The average rate paid on interest-bearing liabilities decreased 91 basis points to 2.89% for 2009 as compared to 3.80% for 2008.
     Net interest income decreased $538 thousand or 2.5% for the year ended December 31, 2009 to $21.2 million from $21.8 million for the same period in 2008. For the year ended December 31, 2009, the average yield on interest-earning assets decreased 119 basis points compared to the same period in 2008, which was partially offset by a decrease of 91 basis points in the average rate paid on interest-bearing liabilities, resulting in a net decrease in interest spread of 28 basis points.
     2008 versus 2007. Average earning assets increased 6.5% or $60.4 million to $989.1 million during the year ended December 31, 2008 from the December 31, 2007 average balance of $928.7 million. The average balance of loans increased 9.1% or $67.7 million to $814.6 million during 2008 from the December 31, 2007 average balance of $746.9 million. The increase was attributable to moderate growth at all subsidiary banks. The average balance of U.S. treasury and government agency securities decreased 78.3% or $17.3 million to $4.8 million during 2008 from the December 31, 2007 average balance of $22.1 million. The average balance of mortgage-backed securities increased 41.4% or $6.9 million to $23.5 million during 2008 from the December 31, 2007 average balance of $16.6 million. The average balance of other securities, primarily collateralized mortgage obligations, increased 8.5% or $5.5 million to $70.3 million during 2008 from the December 31, 2007 average balance of $64.8 million. The average balance of nontaxable state and political subdivision securities decreased 14.5% or $5.3 million to $31.6 million during 2008 from the December 31, 2007 average balance of $36.9 million. The balance fluctuations in the various categories of investment securities from year to year is dependent partially on the liquidity needs of the Company and partially on yields and cash flow characteristics of those categories of securities relative to other investment opportunities.
     The balance of interest-bearing liabilities averaged $976.8 million at December 31, 2008, an increase of $99.0 million or 11.3% from the December 31, 2007 average balance of $877.8 million. The average balance of savings deposits increased 0.6% or $305 thousand to $47.7 million during 2008 from the December 31, 2007 average balance of $47.4 million. The average balance of money market deposits increased 8.8% or $12.5 million to $155.8 million during 2008 from the December 31, 2007 average balance of $143.3 million. The average balance of time and brokered time deposits increased 15.8% or $79.2 million to $579.3 million during 2008 from the December 31, 2007 average balance of $500.2 million. The increase in average time and brokered time deposits was attributable to moderate growth at all subsidiary banks. The average balance of short-term borrowings decreased 16.3% or $4.6 million to $23.5 million during 2008 from the December 31, 2007 average balance of $28.1 million. The average balance of junior subordinated debentures increased 28.6% or $13.7 million to $61.9 million during 2008 from the December 31, 2007 average balance of $48.1 million, due to the HNB Financial acquisition. A less significant decrease was experienced in the average balance of long-term debt.
     The average balance of noninterest-bearing demand deposits averaged $65.4 million at December 31, 2008, a decrease of $3.7 million or 5.3% from the December 31, 2007 average balance of $69.1 million.
     The Company’s net interest margin expressed as a percentage of average earning assets was 2.20% for the year ended December 31, 2008 a decrease of 66 basis points from 2.86% in 2007. The interest spread, expressed as the difference between yield on average earning assets and the cost of average interest-bearing liabilities, was 2.16% for the year ended December 31, 2008, a decrease of 45 basis points from 2.61% for the same period in 2007.
     Interest income decreased $8.2 million or 12.3% to $58.9 million for the year ended December 31, 2008, as compared to interest income of $67.1 million for the year ended December 31, 2007. The decrease in interest income is due to a decrease in rates on all interest-earning assets in 2008 compared to 2007. The average yield on interest-earning assets decreased 126 basis points to 5.96% for the year ended December 31, 2008 as compared to 7.22% for 2007.
     Interest expense decreased $3.3 million or 8.2% to $37.2 million for the year ended December 31, 2008 as compared to interest expense of $40.5 million for the year ended December 31, 2007. The decrease in interest expense is attributable primarily to the decreased rates on all interest-bearing liabilities. The decrease in rates paid on liabilities for 2008 was consistent with the decrease in general market rates as influenced by the actions of the FOMC and the Federal Reserve. The average rate paid on interest-bearing liabilities decreased 81 basis points to 3.80% for 2008 as compared to 4.61% for 2007.
     Net interest income decreased $4.8 million or 18.2% for the year ended December 31, 2008 to $21.8 million from $26.6 million for the same period in 2007. For the year ended December 31, 2008, the average yield on interest-earning assets decreased 126 basis points compared to the same period in 2007, which was partially offset by a decrease of 81 basis points in the average rate paid on interest-bearing liabilities, resulting in a net decrease in interest spread of 45 basis points.
Provision for Loan Losses
     2009 versus 2008. The provision for loan losses from continuing operations decreased $1.1 million to $22.1 million for the year ended December 31, 2009 from $23.8 million for the year ended December 31, 2008, due to the Company aggressively reserving for estimated losses during 2008, primarily offset by increases in both net charge-offs and nonperforming loans in 2009. At December 31, 2009, Royal Palm contributed approximately $14.3 million to the provision for loan loss balance primarily due to the continued devaluation of real estate in the Florida market. The provision for loan loss balance at December 31, 2009 was also comprised of $5.7 million at Mercantile Bank and $2.1 million at Heartland.
     Net charge-offs from continuing operations reflected $22.3 million for the year ended December 31, 2009. Total net charge-offs for the year ended December 31, 2008 were $13.2 million. Net charge-offs from continuing operations during 2009 were $13.8 million at Royal Palm due to the continued devaluation of the real estate market in southwest Florida; $5.4 million at Heartland, largely related to real estate construction and development loans purchased from Integrity Bank; and $3.1 million at Mercantile Bank, primarily related to one large commercial development loan in southwest Florida and one large residential development loan in central Iowa. Included in net charge-offs for 2008 was a $4 million subordinated debenture issued by Integrity Bank to Mid-America. Integrity Bank was closed by the FDIC in August 2008.
     Non-performing loans from continuing operations increased to $50.8 million as of December 31, 2009, from total non-performing loans of $38.0 million as of December 31, 2008. The ratio of non-performing loans to total loans from continuing operations increased to 6.54% as of December 31, 2009, compared to 2.83% as of December

31, 2008. The increase in non-performing loans was primarily due to two large construction real estate and development loans totaling approximately $14.7 million at Mercantile Bank and $1.4 million at Heartland with collateral properties located in Missouri. The increase in nonperforming loans was also attributable to several large commercial real estate and construction and development loans at Royal Palm with collateral properties located in southwest Florida. These borrowers have experienced cash flow problems as a result of the weakened real estate market, making it difficult to meet debt service obligations. The Company is closely monitoring these loans and has factored the non-performing status of the loans into its determination of the adequacy of the allowance for loan losses.
     2008 versus 2007. The provision for loan losses from continuing operations increased $20.5 million to $23.2 million for the year ended December 31, 2008 from $2.7 million for the year ended December 31, 2007, due to increases in both net charge-offs and nonperforming loans in 2008. The increase in provision for loan losses was primarily due to increases of $1.7 million at Mercantile Bank, $8.2 million at Royal Palm, and $10.5 million at Heartland.
     Net charge-offs increased to $13.2 million for the year ended December 31, 2008 from $1.9 million for the year ended December 31, 2007. Included in net charge-offs for 2008 was a $4 million subordinated debenture issued by Integrity Bank to Mid-America. Integrity Bank, located in the Atlanta, Georgia area was closed by the FDIC in August 2008. In addition, 2008 net charge-offs at Royal Palm Bank were $3.7 million, due to the severe devaluation of the commercial real estate market in Florida, $2.1 million at Heartland, largely related to a commercial real estate development loan in Arkansas, and $2.9 million at Mercantile Bank, also primarily due to the commercial real estate development loan in Arkansas, in which Mercantile Bank participated with Heartland.
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
Noninterest Income
     2009 versus 2008. Total noninterest income from continuing operations decreased $1.4 million or 14.9% for the year ended December 31, 2009 to $7.8 million from $9.2 million for the year ended December 31, 2008. The decrease in 2009 was primarily due to decreases in brokerage fees of $330 thousand, customer service charges of $246 thousand, net gains on sales of assets of $433 thousand, and net gains on sales of available-for-sale securities of $942 thousand. These were partially offset by increases in net gains on loan sales of $517 thousand and other noninterest income of $110 thousand. As a percentage of total revenue, total noninterest income from continuing operations was 13.4% and 13.5% for the years ended December 31, 2009 and 2008, respectively.
     Brokerage fees decreased $330 thousand or 23.4% for the year ended December 31, 2009 to $1.1 million from $1.4 million for the year ended December 31, 2008, due to market-driven fees decreasing with the stock market in general.
     Customer service charges decreased $246 thousand or 13.1% for the year ended December 31, 2009 to $1.6 million from $1.9 million for the year ended December 31, 2008, primarily due to a decrease in overdraft fees. The sluggish economy and increase in unemployment rates caused customers to more closely monitor their deposit balances, reducing both overdraft occurrences and the associated fees charged by the subsidiary banks.
     Net gains of sales of assets decreased $433 thousand for the year ended December 31, 2009 to a loss of $(60) thousand from a gain of $371 thousand for the year ended December 31, 2008, was primarily attributable to the Company recognizing a net gain of approximately $300 thousand for the same period in 2008 related to a sale of a vacant lot.
     The Company reported no gains or losses on sales of available-for-sale securities for the year ended December 31, 2009, compared to a net gain of $942 thousand for the year ended December 31, 2008. In 2008, the Company sold its investment in First Charter Corporation in a cash deal that generated a gain of approximately $943 thousand.
     Net gains on loan sales increased $517 thousand or 74.5% for the year ended December 31, 2009 to $1.2 million from $694 thousand for the year ended December 31, 2008, primarily due to increased residential mortgage refinancings as a result of the lower interest rate environment.
     Other noninterest income increased $110 thousand to $152 thousand for the year ended December 31, 2009, compared to $42 thousand for the year ended December 31, 2008, primarily due to the subsidiary banks receiving regulatory fee settlements in June 2009.
     2008 versus 2007. Total noninterest income decreased $1.3 million or 12.3% for the year ended December 31, 2008 to $9.2 million from $10.4 million for the year ended December 31, 2007. The increase in 2008 was primarily due to increases in brokerage fees of $214 thousand, net gains on sales of assets of $326 thousand, net gains on loan sales of $166 thousand, and net gains on sales of available-for-sale securities of $243 thousand. These were primarily offset by a decrease in net gains on sales of equity and cost method investments of $2.1 million. As a percentage of total revenue, total noninterest income was 13.5% and 13.5% for the years ended December 31, 2008 and 2007, respectively.
     Brokerage fees increased $214 thousand or 17.9% for the year ended December 31, 2008 to $1.4 million from $1.2 million for the year ended December 31, 2007, primarily due to the continued growth of brokerage and financial advisory operations at Mercantile Bank, including the St. Joseph, Missouri branch that was formerly part of Farmers operation prior to Farmers being merged with Mercantile Bank in April 2008. Mercantile Bank generated $1.1 million in fees in 2008, compared to $892 thousand in 2007.
     Net gains of sales of assets increased $326 thousand for the year ended December 31, 2008 to $373 thousand from a net loss of $47 thousand for the year ended December 31, 2007, primarily due to the Company recognizing a gain of approximately $300 thousand in 2008 related to a sale of a vacant lot.
     Net gains on loan sales increased $166 thousand or 31.4% for the year ended December 31, 2008 to $694 thousand from $528 thousand for the year ended December 31, 2007, primarily due to an increase in Mercantile Bank’s mortgage loan refinancing activity.
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
Noninterest Expense
     2009 versus 2008. Total noninterest expense from continuing operations increased $32.9 million or 85.3% for the year ended December 31, 2009 to $71.5 million from $38.6 million for the year ended December 31, 2008. The

2009 increase was primarily due to goodwill impairment losses of $30.4 million, increases in deposit insurance premiums of $2.0 million, professional fees of $1.5 million, net losses on foreclosed assets of $1.8 million, partially offset by a decrease in other-than-temporary losses on available-for-sale securities and cost method investments of $1.8 million and a decrease in salaries and employee benefits of $459 thousand.
     Goodwill impairment losses from continuing operations of $30.4 million were recognized during the second quarter of 2009. Due to the decline in the Company’s stock price and the additional provision for loan losses and increased nonperforming assets at several of its subsidiaries, particularly Royal Palm, the Company hired a valuation specialist to perform an interim valuation of the Company’s goodwill to test for impairment as of June 30, 2009. Goodwill is tested for impairment using a two-step process. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. The initial impairment testing indicated potential impairment so the Company was subjected to the second step of goodwill impairment testing. The Company experienced an operating loss in 2008 and operating losses in the first two quarters of 2009 driven by further deterioration in the real estate market in southwest Florida and an overall decline in bank stock valuations in the national markets. The operating losses and the effects of the current economic environment on the valuation of financial institutions and the capital markets had a significant, negative effect on the Company’s fair value. The Company’s analysis resulted in the determination that goodwill was fully impaired on a consolidated basis.
     Deposit insurance premiums increased $2.0 million for the year ended December 31, 2009 to $2.8 million, from $818 thousand for the same period in 2008, primarily due to the FDIC approving an additional special assessment on all institutions’ total assets to be accrued for as of June 30, 2009, as well as the FDIC raising the regular assessment rates charged in 2009.
     Professional fees increased $1.5 million for the year ended December 31, 2009 to $3.6 million, from $2.1 million for the same period in 2008, primarily due to the Company incurring additional legal and consulting fees for the creation and implementation of a capital restoration plan.
     Net losses on foreclosed assets increased $1.8 million for the year ended December 31, 2009 to $2.9 million from $1.0 million for the year ended December 31, 2008, primarily due to continued declines in the valuations of real estate assets obtained by the Company in foreclosures on defaulted loans. Approximately $1.6 million of the 2009 losses, and $712 thousand of the 2008 losses, are related to properties in the Florida market held by Royal Palm.
     Other-than-temporary losses on available-for-sale securities and cost method investments was $3.4 million for the year ended December 31, 2009 compared to $5.3 million for the year ended December 31, 2008. The Company recognized other-than-temporary impairment charges on four of its investments in stock of other financial institutions during the second quarter of 2009, an additional impairment on two of its investments during the third quarter of 2009, an on one additional investment during the fourth quarter of 2009. These impairments were determined based on the difference between the Company’s carrying value and quoted market prices or other available financial information for the stocks as of June 30, 2009, September 30, 2009, and December 31, 2009, respectively. In making the determination of impairment for each of these investments, the Company considered the duration of the loss, prospects for recovery in a reasonable period of time and the significance of the loss compared to carrying value. Included in the 2009 losses was the Company’s total investment of $695 thousand in Integrity Bank of Jupiter, Florida, which was closed by the FDIC on July 31, 2009.
     Salaries and employee benefits decreased $459 thousand for the year ended December 31, 2009 to $17.6 million, from $18.0 million for the same period in 2008, primarily due to severance payments associated with the change in management personnel at Royal Palm in the first half of 2008, as well as staff reductions at Royal Palm and Heartland.
     2008 versus 2007. Total noninterest expense increased $10.8 million or 38.9% for the year ended December 31, 2008 to $38.6 million from $27.8 million for the year ended December 31, 2007. The 2008 increase was largely due to increases in salaries and employee benefits of $1.6 million, net occupancy expense of $695 thousand, equipment expense of $631 thousand, deposit insurance premiums of $644 thousand, net losses on foreclosed assets of $954 thousand, other-than-temporary losses on available-for-sale securities and cost method investments of $5.3 million, and other noninterest expense of $634 thousand.

     Salaries and employee benefits increased $1.6 million or 9.5% for the year ended December 31, 2008 to $18.0 million, from $16.5 million for the year ended December 31, 2007. The increase was due to higher employee medical insurance expense as inflation in health care costs continued to surpass general inflationary trends, the establishment of a loan production office in Carmel, Indiana, severance payments and additional salaries and benefits associated with new management personnel at Royal Palm. As a percent of average assets, salaries and employee benefits decreased slightly to 1.06% for the year ended December 31, 2008, compared to 1.12% for the year ended December 31, 2007.
     Net occupancy expense increased $695 thousand or 38.7% for the year ended December 31, 2008 to $2.5 million from $1.8 million for the year ended December 31, 2007. Approximately $452 thousand of this increase was attributable to Mercantile Bank placing a new building into service in January 2008.
     Equipment expense increased $631 thousand or 31.9% for the year ended December 31, 2008 to $2.6 million from $2.0 million for the year ended December 31, 2007. Approximately $439 thousand of this increase was attributable to Mercantile Bank placing a new building into service in January 2008.
     Deposit insurance premiums increased $644 thousand for the year ended December 31, 2008 to $818 thousand, from $174 thousand for the same period in 2007, partially due to the expiration in second quarter 2008 of the FDIC’s One-Time Assessment Credits used by the Company’s banks to offset deposit insurance assessments. These credits were authorized by the Federal Deposit Insurance Reform Act of 2005, and were available to all eligible banks that paid assessments prior to 2006. This increase was also partially due to the FDIC raising the assessment rates charged to all banks. During 2008, losses from bank failures diminished the Depository Insurance Fund. Late in 2008, the FDIC announced a multi-year restoration plan for the Fund, which included an increase in deposit insurance rates of 7 basis points across all rate categories, effective for the first quarter of 2009. On February 27, 2009, the FDIC announced it had adopted an interim rule to impose a 20 basis point emergency special assessment on June 30, 2009, which was collected on September 30, 2009.
     Net losses on foreclosed assets increased $954 thousand for the year ended December 31, 2008 to $1.0 million from $86 thousand for the year ended December 31, 2007. Approximately $725 thousand of this increase was attributable to the recognition of impairment charges at Royal Palm due to the decline in fair value of foreclosed properties held for sale. The Company believes the carrying amounts of the properties included in foreclosed assets held for sale represent fair value based on information available at this time.
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
     Other noninterest expense increased $634 thousand or 13.5% for the year ended December 31, 2008 to $5.3 million from $4.7 million for the year ended December 31, 2007. This increase was largely attributable to the marketing and establishing a loan production office in Carmel, Indiana, as well as increases in noninterest expenses at the Company’s other subsidiaries.
Provision for Income Taxes
     Mercantile Bank has a subsidiary, Mercantile Investments, Inc. (“MII”), which is a Delaware corporation that operates off shore to manage the bank’s investment portfolio. MII began operations in early 2003, and its earnings since then have been included in the Company’s consolidated financial statements. Part of management’s strategy in forming this subsidiary was to take advantage of current State of Illinois tax laws that exclude income generated by a subsidiary that operates off shore from state taxable income. For the years ended December 31, 2009, 2008 and 2007, the Company’s Illinois income taxes decreased by an average of approximately $149 thousand each year as a result of MII’s operations off shore. If the state tax law is changed in the future to no longer exclude offshore investment income from taxable income, the Company’s income tax expense, as a percentage of income before tax, would increase.

     2009 versus 2008. Income tax benefit from continuing operations for the year ended December 31, 2009 increased to $12.1 million compared to $11.4 million for the year ended December 31, 2008, primarily due to additional losses before income taxes (net of non-deductible goodwill impairment charges).
     2008 versus 2007. Income tax benefit from continuing operations for the year ended December 31, 2008 was $11.4 million compared to income tax expense of $1.0 million for the year ended December 31, 2007, primarily due to the Company generating a net benefit for 2008 as a result of losses before income taxes and non-taxable income from tax-exempt loans and securities and earnings from cash surrender value of life insurance.
Financial Condition
Summary
     Due to the exchange for debt of HNB in December 2009, the assets and liabilities of that bank are not included in the Company’s consolidated balance sheet as of December 31, 2009. Due to the sales of Marine Bank and Brown County in February 2010, the assets and liabilities of those banks are included in the Company’s consolidated balance sheet as of December 31, 2009, but are reflected as “Discontinued operations, assets held for sale” and “Discontinued operations, liabilities held for sale”.
     Total assets as of December 31, 2009 were $1.4 billion, a decrease of $385 million or 21.7% from $1.8 billion as of December 31, 2008. Cash and cash equivalents increased 35.0% to $121.3 million as of December 31, 2009 as compared to $89.8 million as of December 31, 2008. Total investment securities decreased 32.8% to $130.4 million as of December 31, 2009 as compared to $194.1 million as of December 31, 2008. Total loans, including loans held for sale, decreased 42.2% to $776.7 million as of December 31, 2009 as compared to $1.3 billion as of December 31, 2008. Foreclosed assets held for sale increased to $16.4 million as compared to $10.0 million as of December 31, 2008. Cost method investments in common stock decreased 60.0% to $1.4 million as of December 31, 2009 as compared to $3.3 million as of December 31, 2008. Deferred income taxes increased to $10.2 million as compared to $9.2 million as of December 31, 2008. Cash surrender value of life insurance decreased 40.6% to $15.0 million as of December 31, 2009 as compared to $25.3 million as of December 31, 2008. There was no goodwill reported as of December 31, 2009 compared to $44.7 as of December 31, 2008. Other assets increased by $3.0 million to $17.4 million as of December 31, 2009 as compared to $14.4 million as of December 31, 2008. Discontinued operations, assets held for sale of $286.0 million at December 31, 2009 represents the assets of Marine Bank and Brown County, which were sold in February 2010.
     Total deposits decreased $507.7 million or 34.7% to $954.5 million as of December 31, 2009 as compared to $1.5 billion as of December 31, 2008. Non-interest bearing demand deposits decreased $31.1 million or 22.3% during 2009, while interest-bearing deposits decreased $476.5 million or 36.0% during 2009. Short-term borrowings decreased by $18.5 million to $30.7 million as of December 31, 2009 from $49.2 million as of December 31, 2008. Long-term debt decreased by $59.5 million to $25.2 million as of December 31, 2009 from $84.7 million as of December 31, 2008. Junior subordinated debentures remained constant at $61.9 million as of December 31, 2009 and 2008. Discontinued operations, liabilities held for sale of $264.0 million at December 31, 2009 represents the liabilities of Marine Bank and Brown County, which were sold in February 2010.
     Noncontrolling interest decreased $1.8 million, from $5.7 million as of December 31, 2008 to $3.9 million as of December 31, 2009 due to Mid-America’s net loss for 2009.
     Total Mercantile Bancorp, Inc. stockholders’ equity decreased to $41.3 million as of December 31, 2009 as compared to $99.0 million as of December 31, 2008. The decrease in equity is due primarily to the $58.5 million net loss for 2009, partially offset by an increase of $892 thousand in accumulated other comprehensive income.
Earning Assets
     The average interest-earning assets of the Company were 60.9%, 58.3% and 63.1%, of average total assets for the years ended December 31, 2009, 2008, and 2007, respectively. The increase in this percentage from 2008 to 2009 was primarily attributable to the decreases in cash and due from banks, premises and equipment, and goodwill during 2009. The decrease in this percentage from 2007 to 2008 was primarily attributable to the increases in cash and due from banks, premises and equipment, cash surrender value, and goodwill during 2008.

Investment Securities
     The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality.
     The Company has classified securities as both available-for-sale and held-to-maturity as of December 31, 2009. Available-for-sale securities are held with the option of their disposal in the foreseeable future to meet investment objectives, liquidity needs or other operational needs. Securities available-for-sale are carried at fair value. Held-to-maturity securities are those securities for which the Company has the positive intent and ability to hold until maturity, and are carried at historical cost adjusted for amortization of premiums and accretion of discounts.
     As of December 31, 2009, the fair value of the available-for-sale securities from continuing operations was $128.1 million and the amortized cost was $124.8 million for a net unrealized gain of $3.3 million. The after-tax effect of this unrealized gain was $2.2 million and has been included in stockholders’ equity. The after-tax unrealized gain from total operations was $1.7 million as of December 31, 2008. There was an after-tax unrealized gain of $287 thousand from total operations at December 31, 2007. Fluctuations in net unrealized gain or loss on available-for-sale securities are due primarily to increases or decreases in prevailing interest rates for the types of securities held in the portfolio.
     The following table sets forth information relating to the amortized cost and fair value of the Company’s available-for-sale securities:

	December 31,
	2009*		2008		2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(dollars in thousands)
U.S. Treasury	$—	$—	$—	$—	$993	$999
U.S. government agencies	—	—	4,697	4,787	16,517	16,726
Mortgage-backed securities: GSE residential	92,710	95,354	125,691	128,445	108,129	108,799
State and political subdivision	28,525	29,539	44,892	45,666	53,708	53,798
Equity securities	3,603	3,257	6,500	6,294	12,232	11,917

Total	$124,838	$128,150	$181,780	$185,192	$191,579	$192,239

*	Amounts represented are from continuing operations.
     The maturities, fair values and weighted average yields of securities available-for-sale from continuing operations as of December 31, 2009, are:

	Due in 1 year		Due after 1 year		Due after 5 years		Due after
	or less		through 5 years		through 10 years		10 years		Equity Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Total
	(dollars in thousands)
Mortgage-backed securities: GSE residential (1)	$17,765	4.75%	$77,425	4.08%	$—	0.00%	$164	3.32%	$—	0.00%	$95,354
States and political subdivisions	4,520	5.13%	19,316	5.18%	2,057	5.89%	3,646	3.55%	—	0.00%	29,539

	22,285		96,741		2,057		3,810		—		124,893

Equity securities	—		—		—		—		3,257		3,257

Total	$22,285		$96,741		$2,057		$3,810		$3,257		$128,150

(1)	The maturities for mortgage-backed securities are based on prepayment speed assumptions and the constant prepayment rate estimated by management based on the current interest rate environment. The assumption rates vary by the individual security.
     The following table sets forth information relating to the amortized cost and fair value of the Company’s held-to-maturity securities:

	December 31,
	2009		2008		2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(dollars in thousands)
Mortgage-backed securities: GSE residential	$2,334	$2,411	$5,992	$6,140	$8,329	$8,401
State and political subdivision	—	—	2,913	2,961	5,189	5,223

Total	$2,334	$2,411	$8,905	$9,101	$13,518	$13,624

*	Amounts represented are from continuing operations.
     The maturities, amortized cost and weighted average yields of securities held-to-maturity from continuing operations as of December 31, 2009, are:

	Due in 1 year		Due after 1 year		Due after 5 years		Due after
	or less		through 5 years		through 10 years		10 years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Total
(dollars in thousands)
Mortgage-backed securities: GSE residential (1)	$—	0.00%	$2,334	4.87%	$—	0.00%	$—	0.00%	$2,334

Total	$—		$2,334		$—		$—		$2,334

(1)	The maturities for mortgage-backed securities are based on prepayment speed assumptions and the constant prepayment rate estimated by management based on the current interest rate environment. The assumption rates vary by the individual security.
     The Company also uses its investment portfolio to manage its tax position. Depending upon projected levels of taxable income for the Company, periodic changes are made in the mix of tax-exempt and taxable securities to achieve optimum yields on a tax-equivalent basis. Average balances of obligations of state and political subdivisions (tax-exempt obligations) as a percentage of average total securities from continuing operations were 22.3%, 24.3% and 26.3% at December 31, 2009, 2008 and 2007, respectively. Mercantile Investments, Inc. (“MII”), a Delaware corporation and subsidiary of Mercantile Bank, operates off shore to manage Mercantile Bank’s investment portfolio. MII began operations in 2003, and its earnings for the years ended December 31, 2009, 2008 and 2007 are included in the Company’s consolidated financial statements. Part of management’s strategy in forming this subsidiary was to take advantage of current state tax laws that exclude income generated by offshore subsidiaries from state taxable income. During 2009, the Company recognized other-than-temporary impairment charges of $1.5 on two of its investments in stock of other financial institutions, which are carried as available-for-sale securities. These impairments were determined based on the difference between the Company’s carrying value and quoted market prices for the stocks as of December 31, 2009. In making the determination of impairment for each of these investments, the Company considered the duration of the loss, prospects for recovery in a reasonable period of time and the significance of the loss compared to carrying value.
Loan Portfolio
     Although the Company provides full service banking, including deposits, safekeeping, trust and investment services, its core business is loans, as evidenced by approximately 78% of total revenue derived on average annually from lending activities. The Company’s business strategy is to be a significant competitor in the markets it serves by providing a broad range of products, competitive pricing, convenient locations and state-of-the-art technology, while emphasizing superior customer service to establish long-term customer relationships. The primary lending focus is on loans to small- and medium-sized businesses, as well as residential mortgage loans.
     The Company offers a full range of lending products, including commercial, real estate and consumer loans to individuals, businesses and professional organizations. The Company’s banking locations, other than those of Mid-America and Royal Palm, are located in predominantly rural areas of the Midwest, and most of the commercial loans are made to small- and medium-sized businesses, many in the agricultural industry or dependent on the agricultural economy. The Company also has a substantial investment in loans secured by real estate, both commercial and residential.
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
     The Company’s loan approval policy provides for various levels of officer lending authority. When the amount of loans to a borrower exceeds the officer’s lending limit, the loan request goes to either an officer with a higher limit or the Board of Directors loan committee for approval. Loan amounts are also subject to a variety of lending limits imposed by state and federal regulation. In general, a loan to any one borrower cannot exceed 25% of the subsidiary bank’s statutory capital, with exceptions for loans that meet certain collateral guidelines. In addition to these regulatory limits, the Company’s subsidiary banks impose upon themselves internal lending limits, which are less than the prescribed legal limits, thus further reducing exposure to any single borrower.
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
     2009 versus 2008. Total loans, including loans held for sale, decreased $567.1 million or 42.2% to $776.7 million as of December 31, 2009 from $1.3 billion as of December 31, 2008. This decrease was the result of reclassifying loans from Marine Bank and Brown County as discontinued operations, assets held for sale. The Company’s subsidiary banks from continuing operations experienced a decrease in loan volume in 2009 due to the stagnant economy and the fear of recession causing potential borrowers to reduce their spending. The Company has seen its most significant reduction in loans from continuing operations in construction real estate mortgages, decreasing $55.8 million or 26.7% to $153.6 million as of December 31, 2009 from $209.4 million as of December 31, 2008; commercial and financial loans, decreasing $8.1 million or 4.7% to $161.7 million as of December 31, 2009 from $169.8 million as of December 31, 2008; residential real estate mortgages, decreasing $18.5 million or 8.7% to $193.8 million as of December 31, 2009 from $212.3 million as of December 31, 2008; and installment loans to individuals, decreasing $8.8 million or 10.5% to $74.8 million as of December 31, 2009 from $83.5 million as of December 31, 2008. These decreases in loans from continuing operations were partially offset by an increase in commercial real estate loans of $18.8 million, or 18.8% to $163.3 million as of December 31, 2009 from $144.5 million as of December 31, 2008. The Company’s goal is to maintain a relatively balanced mix of loans in its portfolio.
     2008 versus 2007. Total loans from continuing and discontinued operations, including loans held for sale, increased $128 million or 10.6% to $1.3 billion as of December 31, 2008 from $1.2 billion as of December 31, 2007. This increase was the result of internal growth at the Company’s subsidiary banks, including approximately $45 million generated at Mercantile Bank’s loan production office opened in February 2008 in Carmel, Indiana. The Company’s subsidiary banks experienced moderate loan growth in 2008 despite the stagnant economy and the fear of recession causing potential borrowers to reduce their spending. The Company has seen its most significant growth in commercial and financial loans, increasing $51.1 million or 27.7% to $235.4 million as of December 31, 2008 from $184.3 million as of December 31, 2007; farmland real estate mortgages, increasing $19.8 million or 21.6% to $111.2 million as of December 31, 2008 from $91.5 million as of December 31, 2007; construction real estate mortgages, increasing $23.1 million or 10.7% to $238.9 million as of December 31, 2008 from $215.9 million as of December 31, 2007; commercial real estate mortgages, increasing $10.0 million or 4.9% to $214.3 million as of December 31, 2008 from $204.3 million as of December 31, 2007; and residential real estate mortgages, increasing $19.7 million or 6.1% to $343.6 million as of December 31, 2008 from $323.9 million as of December 31, 2007. The Company’s goal is to maintain a relatively balanced mix of loans in its portfolio, and these increases for 2008 reflect continued success in that effort.

     The loan portfolio from continuing operations includes a concentration of loans for commercial real estate amounting to approximately $336.5 million as of December 31, 2009. The commercial real estate loans are included in the real estate - farmland, real estate - construction and real estate - commercial amounts on the following table. The commercial real estate loans as of December 31, 2009, 2008 and 2007 include approximately $48 million, $55.0 million, and $57.0 million, respectively in loans that are collateralized by commercial real estate in the Quincy, Illinois geographic market. The Company does not have a dependence on a single customer or group of related borrowers. Generally, these loans are collateralized by assets of the borrowers. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers. Credit losses arising from lending transactions for commercial real estate entities are comparable with the Company’s credit loss experience on its loan portfolio as a whole.
     The Company’s executive officers and directors and their associates have been and, the Company anticipates will continue to be, customers of the Company’s subsidiary banks in the ordinary course of business, which has included maintaining deposit accounts and trust and other fiduciary accounts and obtaining loans. Specifically, the Company’s banks, principally Mercantile Bank, have granted various types of loans to the Company’s executive officers and directors and entities controlled by them. As of December 31, 2009, the loans (a) were consistent with similar practices in the banking industry generally, (b) were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the banks’ other customers, and (c) did not involve more than the normal risk of collectibility or present other unfavorable features.
The following table summarizes the loan portfolio by type of loan as of the dates indicated:

	December 31,
	2009
	Continuing		Discontinued		2008		2007		2006		2005
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial and financial	$161,702	20.74%	$31,269	14.75%	$235,438	17.52%	$184,317	15.17%	$167,687	16.24%	$180,906	21.00%
Agricultural	9,832	1.26%	33,088	15.61%	68,192	5.07%	64,399	5.30%	57,393	5.55%	59,325	6.89%
Real estate — farmland	19,655	2.52%	41,213	19.44%	111,244	8.28%	91,488	7.53%	72,999	7.06%	66,172	7.68%
Real estate — construction	153,578	19.92%	7,851	3.70%	238,922	17.78%	215,850	17.76%	152,553	14.76%	66,812	7.76%
Real estate — commercial	163,292	21.00%	12,792	6.04%	214,317	15.95%	204,338	16.81%	190,724	18.46%	154,132	17.90%
Real estate — residential (1)	193,818	24.97%	53,588	25.29%	343,627	25.58%	323,936	26.65%	267,237	25.86%	219,644	25.50%
Installment loans to individuals	74,793	9.59%	32,157	15.17%	132,000	9.82%	131,061	10.78%	124,723	12.07%	114,292	13.27%

Total loans (1)	776,670	100.00%	211,958	100.00%	1,343,740	100.00%	1,215,389	100.00%	1,033,316	100.00%	861,283	100.00%

Allowance for loan loss	18,851		1,820		23,467		12,794		10,613		8,082

Total loans, including loans held for sale, net of allowance for loan loss	$757,819		$210,138		$1,320,273		$1,202,595		$1,022,703		$853,201

(1)	Includes loans held for sale
     The following table sets forth remaining maturities of selected loans (excluding real estate-farmland, real estate-commercial, real estate-mortgage loans and installment loans to individuals) from continuing operations at December 31, 2009:

	1 Year or Less	1 to 5 Years	Over 5 Years	Total
	(dollars in thousands)
Commercial, financial, and agricultural	$82,026	$52,768	$36,741	$171,534
Real estate - construction	19,655	—	—	19,655

Total	$101,681	$52,768	$36,741	$191,189

Interest rate sensitivity of selected loans
Fixed rate	$30,609	$24,737	$1,480	$56,826
Adjustable rate	71,072	28,031	35,260	134,363

Total	$101,681	$52,768	$36,741	$191,189

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
     Loans internally categorized as “watch” list loans, which are the same as potential problem loans noted later, show warning elements where the present status portrays one or more deficiencies that require attention in the short-term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. These loans are reviewed to assist in assessing the adequacy of the allowance for loan losses. As of December 31, 2009, watch list loans totaled $34 million from continuing operations and $133 thousand from discontinued operations, while watch list loans totaled, $68.6 million, and $56.7 million at December 31, 2008 and 2007, respectively. The decrease in watch list loans was primarily due to the reclassification of loans to substandard or doubtful during 2009 as reflected in the increase in total nonperforming loans from continuing operations.
     Loans internally classified as “substandard” or in the more severe categories of “doubtful” or “loss” are those loans that at a minimum have clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition which may jeopardize recoverability of the debt. As of December 31, 2009, loans of $105.6 million, or 13.6% from continuing operations, and loans of $5.3 million, or 2.50% of loans from discontinued operations were classified as substandard. At December 31, 2009, loans of $6.0 million, or 0.6% of total loans from continuing operations were classified as doubtful. No loans from discontinued operations were classified as doubtful at the end of 2009. As of December 31, 2008, loans of $65.4 million, or 4.9% of total loans were classified as substandard, and $6.7 million, or 0.5% of total loans were classified as doubtful. As of December 31, 2007, loans of $29.6 million were classified as substandard and no loans were classified as doubtful, or 1.1% and 0.02%, respectively, of total loans. As of December 31, 2009, 2008 and 2007, there were no loans classified as loss.
     The allowance for loan losses decreased $4.6 million to $18.9 million as of December 31, 2009 from $23.5 million as of December 31, 2008. Provision for loan losses was $22.1 million while net charge-offs were also $22.3 million for year ended December 31, 2009. The allowance for loan losses as a percent of total loans increased to 2.43% as of December 31, 2009 from 1.75% as of December 31, 2008. As a percent of nonperforming loans, the allowance for loan losses decreased to 37.09% as of December 31, 2009 from 61.74% as of December 31, 2008. The changes in these ratios from 2008 to 2009 were significantly impacted by the exchange for debt of HNB in December 2009 and the sales of Marine Bank and Brown County in February 2010. HNB is no longer included in the consolidated financial statements of the Company, and Marine Bank and Brown County are reflected as discontinued operations. Because the levels of non-performing loans at those three banks were low relative to the banks included in continuing operations (Mercantile Bank, Royal Palm Bank and Heartland), the allowance for loan loss ratios were negatively impacted as of December 31, 2009.

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
     The fluctuation in the allowance for loan losses for the years ended December 31, 2009, 2008, and 2007 were the result of management’s estimates of the amounts necessary to provide an adequate reserve against possible future charge-offs. The provision for loan losses represents the amount charged against earnings for each period that management determines based on growth and credit quality of the loan portfolio, and the volume of net charge-offs during the period. For the year ended December 31, 2009, the decrease in the allowance for loan losses was due to the Company aggressively reserving for potential losses during 2008, primarily offset by increases in both net charge-offs and nonperforming loans in 2009.
     Total non-performing loans from continuing operations increased to $50.8 million as of December 31, 2009, from total non-performing loans of $38.0 million as of December 31, 2008. The ratio of non-performing loans to total loans from continuing operations increased to 6.54% as of December 31, 2009, compared to 2.83% as of December 31, 2008. The increase in non-performing loans was primarily due to two large construction real estate and development loans totaling approximately $14.7 million at Mercantile Bank and $1.4 million at Heartland with collateral properties located in Missouri. The increase in nonperforming loans was also attributable to several large commercial real estate and construction and development loans at Royal Palm with collateral properties located in southwest Florida. These borrowers have experienced cash flow problems as a result of the weakened real estate market, making it difficult to meet debt service obligations. The Company is closely monitoring these loans and has factored the non-performing status of the loans into its determination of the adequacy of the allowance for loan losses.
     Net charge-offs reflected $22.3 million from continuing operations and $754 thousand from discontinued operations for the year ended December 31, 2009. Total net charge-offs for the year ended December 31, 2008 were $13.2 million. Net charge-offs during 2009 were $13.8 million at Royal Palm due to the continued devaluation of the real estate market in southwest Florida; $5.4 million at Heartland, largely related to real estate construction and development loans purchased from Integrity Bank; and $3.1 million at Mercantile Bank, primarily related to one large commercial development loan in southwest Florida and one large residential development loan in central Iowa. Included in net charge-offs for 2008 was a $4 million subordinated debenture issued by Integrity Bank to Mid-America. Integrity Bank was closed by the FDIC in August 2008
The following table shows activity affecting the allowance for loan losses:

	Year Ended December 31,
	2009		2008	2007	2006	2005
(dollars in thousands)	Continuing	Discontinued
Average loans outstanding during year	$830,740	$462,977	$1,274,660	$1,097,481	$907,671	$806,955

Allowance for loan losses:
Balance at beginning of year	$19,038	$4,429	$12,794	$10,613	$8,082	$7,115

Loans charged-off:
Commercial and financial	927	200	5,447	493	1,833	429
Agricultural	438	6	147	75	85	54
Real estate — farmland	—	—	—	—	—	80
Real estate — construction	10,938	—	4,082	284	—	—
Real estate — commercial	2,055	—	2,276	18	139	50
Real estate — residential	7,218	273	823	399	139	172
Installment loans to individuals	899	521	901	906	1,129	956

Total charge-offs	22,475	1,000	13,676	2,175	3,325	1,741

Recoveries:
Commercial and financial	—	26	296	55	47	112
Agricultural	13	36	15	15	20	26
Real estate — farmland	—	80	—	—	—	—
Real estate — construction	34	—	1	2	1	2
Real estate — commercial	7	4	43	1	1	36
Real estate — residential	8	22	46	38	12	24

	Year Ended December 31,
	2009		2008	2007	2006	2005
(dollars in thousands)	Continuing	Discontinued
Installment loans to individuals	143	78	103	150	136	140

Total recoveries	205	246	504	261	217	340

Net charge-offs	22,270	754	13,172	1,914	3,108	1,401
Provision for loan losses	22,083	1,261	23,845	2,969	3,914	2,368
Purchased allowance	—	—	—	1,126	1,725	—
Exchange of HNB	—	3,116	—	—	—	—

Balance at end of year	$18,851	$1,820	$23,467	$12,794	$10,613	$8,082

Allowance for loan losses as a percent of total loans outstanding at year end (1)	2.43%		1.75%	1.06%	1.03%	0.94%

Allowance for loan losses as a percent of total nonperforming loans	37.09%		61.74%	55.6%	165.98%	162.29%

Ratio of net charge-offs to average total loans	2.68%		1.03%	0.18%	0.34%	0.17%

(1)	Includes loans held for sale
     The following table sets forth the allowance for loan losses by loan categories as of December 31 for each of the years indicated:

	2009			2008			2007		2006		2005
	Continuing	% to Total	Discontinued	% to Total		% to Total		% to Total		% to Total		% to Total
	operations amount	Allowance	operations amount	Allowance	Amount	Allowance	Amount	Allowance	Amount	Allowance	Amount	Allowance

Commercial and financial	$3,023,18	16.04%	$279,227	15.34%	$3,218,644	13.72%	$2,848,584	22.26%	$2,767,535	26.07%	$2,721,029	33.67%
Agricultural	200,118	1.06%	372,267	20.45%	619,069	2.64%	149,926	1.17%	164,176	1.55%	161,417	2.00%
Real estate — farmland	300,177	1.59%	243,424	13.38%	663,180	2.83%	795,329	6.22%	649,073	6.12%	673,040	8.33%
Real estate — construction	5,839,652	30.97%	193,216	10.62%	10,859,399	46.27%	2,413,365	18.86%	1,910,323	18.00%	460,234	5.69%
Real estate — commercial	2,974,083	15.78%	104,994	5.77%	2,388,605	10.18%	3,937,425	30.78%	2,182,023	20.56%	1,517,846	18.78%
Real estate — residential	4,955,809	26.29%	491,289	26.99%	4,025,323	17.15%	1,312,475	10.26%	1,174,936	11.07%	817,301	10.11%
Installment loans — consumer	1,558,397	8.27%	135,575	7.45%	1,245,898	5.31%	1,146,659	8.96%	1,306,972	12.31%	1,335,151	16.52%
Unallocated	—	0.00%	—	0.00%	446,629	1.90%	190,237	1.49%	457,962	4.32%	395,982	4.90%

Total	$18,851,417	100.00%	$1,819,992	100.00%	$23,466,747	100.00%	$12,794,000	100.00%	$10,613,000	100.00%	$8,082,000	100.00%

Non-Performing Assets
     It is management’s policy to place loans on non-accrual status when interest or principal is 90 days or more past due. Such loans may continue on accrual status only if they are both well secured and in the process of collection.
     The following table sets forth information concerning non-performing assets from continuing operations at December 31 for each of the years indicated:

	At December 31,
	2009		2008	2007	2006	2005
(dollars in thousands)	Continuing	Discontinued
Non-accrual loans (1)
Commercial and financial	$1,439	$19	$762	$581	$429	$1,504
Agricultural	248	60	234	308	473	223
Real estate — farmland	62	123	—	296	12	105
Real estate — construction	33,946	—	25,948	6,716	1,147	—
Real estate — commercial	7,378	—	1,361	3,152	2,083	417
Real estate — residential	6,803	680	5,455	8,571	1,040	839
Installment loans to individuals	154	37	337	195	213	544

Total non-accrual loans (1)	50,030	919	34,097	19,819	5,397	3,632

Loans 90 days past due and still accruing	393	597	3,856	3,184	993	1,342
Restructured loans	397	—	58	—	4	6

Total nonperforming loans	50,820	1,516	38,011	23,003	6,394	4,980

Repossessed assets	16,409	535	10,015	3,273	361	494

Other assets acquired in satisfaction of debts previously contracted	—	—	—	—	—	—

Total nonperforming other assets	16,409	535	10,015	3,273	361	494

Total nonperforming loans and nonperforming other assets	$67,229	$2,051	$48,026	$26,276	$6,755	$5,474

Nonperforming loans to loans, before allowance for loan losses	6.54%		2.83%	1.91%	0.62%	0.58%

Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	8.66%		3.57%	2.18%	0.65%	0.64%

(1)	Interest income that would have been recorded in 2009 related to nonaccrual loans was $2.3 million, none of which is included in interest income or net income for 2009.

     Total non-performing loans from continuing operations increased to $50.8 million as of December 31, 2009 from total non-performing loans of $38.0 million as of December 31, 2008, while total non-performing loans and non-performing other assets from continuing operations increased to $67.2 million as of December 31, 2009 from total non-performing loans and non-performing other assets of $48.0 million as of December 31, 2008. The ratio of non-performing loans to total loans from continuing operations increased to 6.54% as of December 31, 2009, compared to 2.83% as of December 31, 2008. The ratio of non-performing loans and non-performing other assets to total loans increased to 8.66% as of December 31, 2009 from 3.57% as of December 31, 2008. The changes in these ratios from 2008 to 2009 were significantly impacted by the exchange for debt of HNB in December 2009 and the sales of Marine Bank and Brown County in February 2010. HNB is no longer included in the consolidated financial statements of the Company, and Marine Bank and Brown County are reflected as discontinued operations. Because the levels of non-performing loans at those three banks were low relative to the banks included in continuing operations (Mercantile Bank, Royal Palm Bank and Heartland), the non-performing loan ratios were negatively impacted as of December 31, 2009.
     The increase in non-performing loans was primarily due to two large construction real estate and development loans totaling approximately $14.7 million at Mercantile Bank and $1.4 million at Heartland with collateral properties located in Missouri. The increase in nonperforming loans was also attributable to several large commercial real estate and construction and development loans at Royal Palm with collateral properties located in Southwest Florida. These borrowers have experienced cash flow problems as a result of the weakened real estate market, making it difficult to meet debt service obligations. The Company is closely monitoring these loans and has factored the non-performing status of the loans into its determination of the adequacy of the allowance for loan losses.
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
     A loan is considered to be impaired when, based on current information and events, it is probable the Company will not be able to collect all amounts due. The accrual of interest income on impaired loans is discontinued when there is reasonable doubt as to the borrower’s ability to meet contractual payments of interest or principal. Impaired loans are defined as all loans classified as “substandard”, “doubtful” or “loss” by the Company. All non-performing loans were included in impaired loans as of December 31, 2009, 2008 and 2007. The amount of impairment for impaired loans is measured on a loan-by-loan basis to determine exposure, if any, to be included in the allowance for loan losses. The amount of the impairment, if any, included in the allowance for loan losses is calculated either by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.
     Impaired loans increased $44.5 million to $111.3 million from continuing operations and $5.3 million from discontinued operations as of December 31, 2009 compared to $72.1 million as of December 31, 2008, primarily due to continued deterioration of economic conditions and continued devaluation of real estate in the Company’s markets, particularly in Florida. During 2009, Royal Palm’s impaired loans increased by approximately $14.9 million; Mercantile Bank’s impaired loans increased by approximately $24.2 million, primarily due to participation loans from the Florida market; and Heartland’s impaired loans increased by approximately $5.2 million, primarily due to subordinated debentures at two troubled financial institutions, one of which is located in Florida, the other in

Missouri. Impaired loans increased $42.5 million to $72.1 million as of December 31, 2008 compared to $29.6 million as of December 31, 2007, primarily due to the deteriorating credit quality in certain commercial and construction real estate borrowers at Heartland and Royal Palm. Included in this increase was approximately $12.0 million at Heartland and approximately $3.2 million at Royal Palm related to the purchase of participation loans from Integrity Bank, as well as approximately $10.4 million related to Mercantile Bank’s purchase of a loan on a commercial real estate development in Missouri originated by Heartland. The remaining increase was due to deteriorating economic conditions and devaluation of real estate in the Company’s markets, particularly in Florida. Royal Palm’s impaired loans in 2008, in addition to the Integrity Bank participation loans, increased by approximately $13.3 million.
     As of December 31, 2009, the Company believes that it has adequately reserved for any potential loss on impaired loans, based on current information available. Interest income of $4.4 million from continuing operations and $233 thousand from discontinued operations was recognized on impaired loans on an accrual basis in 2009. Interest income of $4.1 million, and $2.2 million was recognized on impaired loans on an accrual basis in 2008, and 2007, respectively. Interest income of $3.9 million from continuing operations and $298 thousand from discontinued operations was recognized on a cash basis for 2009, and $4.1 million, and $2.3 million was recognized on a cash basis for 2008 and 2007, respectively.
Potential Problem Loans
     Potential problem loans, which are also referred to as watch list loans, are those loans which are not categorized as impaired, non-accrual, past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Further deterioration of the borrower’s financial condition or the economy in general could cause such a loan to develop into a non-performing loan. Identification as a potential problem loan is management’s first level of warning, and provides for increased scrutiny and frequency of reviews by internal loan review personnel. While most non-performing loans were previously classified as potential problem loans, management believes that the increased attention devoted to these borrowers will allow for most to continue performing according to the original terms of the loans. Management assesses the potential for loss on such loans as it would with other problem loans. Management feels that these loans are substantially collateralized and has considered the effect of any potential loss in determining its allowance for possible loan losses. Potential problem loans totaled $33.9 million from continuing operations and $133 thousand from discontinued operations at December 31, 2009, and $68.6 million, and $56.7 million at December 31, 2008 and 2007, respectively. The decrease in potential problem loans was primarily due to the reclassification of loans to substandard or doubtful during 2009 as reflected in the increase in total nonperforming loans from continuing operations. There are no other credits identified about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.
Other Interest-Bearing Assets
     There are no other interest-bearing assets that are categorized as impaired.
Other Assets
     Foreclosed assets held for sale increased to $16.4 million as of December 31, 2009 as compared to $10.0 million as of December 31, 2008. The balance is primarily due to the default of several of Royal Palm’s loans in the Florida market, several of Heartland’s purchased participation loans in the Georgia and Arkansas markets, and a Mercantile purchased participation in the Iowa market that resulted in foreclosure on the properties collateralizing the loans.
     Federal Home Loan Bank stock is stated at cost and is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned approximately $3.5 million of Federal Home Loan Bank of Chicago (“FHLB”) stock as of December 31, 2009 and 2008. Approximately $1.9 million of that total is derived from continuing operations, while approximately $1.6 million is from discontinued operations at December 31, 2009. During the third quarter of 2007, FHLB received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance

Board. The FHLB will continue to provide liquidity and funding through advances and purchase loans through the Mortgage Partnership Facility program. With regard to dividends, the FHLB will continue to assess its dividend capacity each quarter and may make appropriate request for approval from its regulator. Since the FHLB did not pay a dividend during the calendar year of 2008 or 2009, the stock is considered a non-performing asset as of December 31, 2009 and 2008. Management performed an analysis and, based on currently available information, determined the investment in this FHLB stock was not impaired as of December 31, 2009 and 2008.
     Cost method investments in common stock decreased $1.9 million to $1.4 million as of December 31, 2009 as compared to $3.3 million as of December 31, 2008, due to the Company recognizing an impairment charges on four of the Company’s cost method investments, based on the difference between the Company’s cost and the investee’s book value, which was determined to be a reasonable estimate of fair value.
     Deferred income taxes consisted of $10.2 million from continuing operations and $496 thousand from discontinued operations as of December 31, 2009, and $9.2 million as of December 31, 2008. This increase was primarily due to the creation of capital loss carryforwards stemming from both a loss on the exchange of HNB and other-than-temporary impairment charges on investments. An increase in allowance for loan losses and write-downs of other real estate owned also contributed to the increase in deferred income taxes as of December 31, 2009. These increases were partially offset by the elimination of certain deferred tax assets from the exchange of HNB and the Company’s recorded valuation allowance of approximately $5.6 million against the consolidated deferred tax asset balance subsequent to performing an internal valuation of the deferred income tax inventory. In evaluating the need for a valuation allowance, management estimated future taxable income based on forecasts and tax planning strategies that are available to the Company. Based on the evaluation, the Company believes it is more likely than not that the net deferred income taxes of $10.2 million as of December 31, 2009 will be realized.
     Cash surrender value of life insurance decreased $10.3 million or 40.6% to $15.0 million as of December 31, 2009 compared to $25.3 million as of December 31, 2008, due to the Company recognizing assets of both Marine and Brown as discontinued operations on a separate line item of the financial statements pursuant to the sales agreement with United Community Bank of Chatham, Illinois.
     Goodwill was written down to zero during 2009 compared to $44.7 million as of December 31, 2008. In accordance with ASC 340 (formerly SFAS No. 142), the Company’s goodwill is tested annually for potential impairment and more frequently if events or changes in circumstances indicate the asset might be impaired. Due to the decline in the Company’s stock price and the additional provision for loan losses and increased nonperforming assets at several of its subsidiaries, particularly Royal Palm, the Company hired a valuation specialist to perform an interim valuation of the Company’s goodwill to test for impairment at June 30, 2009. ASC 340 has a two-step process to test goodwill for impairment. The first step is to compare, the estimated fair value, including goodwill, of the reporting unit (the Company) to its net book value. If the estimated fair value is less than the net book value, a second step is required. The Company evaluated the first step by utilizing three valuation methodologies including the Comparable Transactions approach, the Control Premium approach, and the Discounted Cash Flow approach. The Comparable Transactions approach is based on pricing ratios recently paid in the sale or merger of reasonably comparable banking franchises; the Control Premium approach is based on the Company’s trading price and application of industry based control premiums; and the Discounted Cash Flow approach is estimated based on the present value of projected dividends and a terminal value, based on a five-year forward-looking operating scenario. Based on the three approaches, it was determined the fair value, including goodwill, was lower than its net book value. This was primarily due to the Company’s continued stock price decline, the additional provisions for loan losses, and increased nonperforming assets at several of its subsidiaries, particularly Royal Palm. Therefore, the Company performed the second step as required by ASC 340. In the second step of the process, the implied fair value of the Company’s goodwill was compared with the carrying value of goodwill in order to determine the amount of impairment. As a result of the second step of the process, the Company determined that the goodwill was fully impaired and recorded an impairment charge of $30.4 from continuing operations, and $14.2 million from discontinued operations in the second quarter of 2009.
     Other assets increased to $17.4 million from continuing operations as of December 31, 2009 from total other assets of $14.4 million as of December 31, 2008, primarily due to an increase of income tax refunds receivable related to the net loss in 2009.

Deposits
     The Company’s lending and investing activities are funded primarily by deposits. A variety of deposit accounts are available, with a wide range of interest rates, terms and product features. Deposits consist of noninterest-bearing demand, interest-bearing demand, savings, money market and time accounts. The Company relies primarily on competitive pricing policies and customer service to attract and retain these deposits.
     Average total deposits (both interest-bearing and demand) from continuing operations increased $45.4 million or 5.0% as of December 31, 2009 to $952.6 million from $907.1 million as of December 31, 2008. This increase was attributable to moderate growth at the Company’s subsidiary banks.
     As a percentage of average total deposits from continuing operations, there were increases in interest-bearing demand deposits and noninterest-bearing demand deposits, and decreases in savings deposits, money market deposits, and time and brokered time deposits. Average interest-bearing demand deposits increased to 6.78% for 2009 from 6.49% for 2008 and average noninterest-bearing demand deposits increased to 9.05% for 2009 from 7.21% for 2008. Average savings deposits decreased slightly to 4.91% for 2009 from 5.26% for 2008, average money market deposits decreased to 15.54% for 2009 from 17.18% for 2008 and average time and brokered time deposits slightly decreased to 63.72% for 2009 from 63.86% for 2008. To attract both new deposit customers as well as new balances from existing customers, management continually researches its local markets to identify customer-banking needs in order to develop new and re-designed products to meet those needs. Marketing campaigns are created to promote products from all categories of deposits and include new features on demand deposit accounts as well as revised rates and terms on interest-bearing accounts. The primary objective of these promotions is to provide funding for loan growth, reduce overall funding costs through growth of lower-priced savings and money market accounts (relative to time deposits) and generate a larger customer base from which to cross-sell other banking services. Management believes that the Company will continue to attract new customers and new deposit balances in the future by monitoring its customer needs to determine what products and services are required to stay competitive.

	December 31,
	2009*			2008			2007
			Average			Average			Average
	Average Balance	% Total	Rate	Average Balance	% Total	Rate	Average Balance	% Total	Rate
					(dollars in thousands)
Non-interest bearing demand deposits	$86,185	9.0%	0.00%	$127,694	9.1%	0.00%	$112,091	9.4%	0.00%
Interest bearing demand deposit	64,587	6.8%	0.31%	135,406	9.7%	0.99%	116,908	9.8%	1.62%
Savings/Money market	194,854	20.5%	0.82%	309,348	22.3%	1.95%	266,287	22.3%	3.47%
Time deposits	606,967	63.7%	3.29%	820,908	58.9%	4.19%	696,542	58.5%	4.83%

Total	$952,593	100.0%	2.29%	$1,393,356	100.00%	3.30%	$1,191,828	100.00%	4.15%

*	Amounts represent balances from continuing operations.

	December 31,
	2009*	2008	2007	2006
		(dollars in thousands)
High month-end balance of total deposits	$983,224	$1,477,141	$1,319,459	$1,166,814
Low month-end balance of total deposits	904,628	1,320,853	1,120,863	973,258

*	Amounts represent balances from continuing operations.
     Time and brokered time deposits and other deposits of $100,000 and over from continuing operations at December 31, 2009 had the following maturities:

December 31, 2009
(dollars in thousands)
Under 3 months	$64,362
3 months to 6 months	96,629
6 months to 12 months	88,826
Over 12 months	14,589

$264,406

     While a majority of the time and brokered time deposits in amounts of $100,000 or more will mature within 12 months, management expects that a significant portion of these deposits will be renewed. Historically, large time deposits have been stable and management is confident it can offer interest rates at the time of renewal that are competitive with other financial institutions.
     Total brokered time deposits were $173.8 million at December 31, 2009 and $218.4 million at December 31, 2008. Brokered time deposits are part of the Company’s overall liability management strategy, and provide a reliable source for meeting specific funding needs in an efficient and timely manner. Due to the cease and desist orders imposed upon Royal Palm Bank and Heartland, those banks are prohibited from acquiring new brokered deposits without the consent of the regulatory agencies. Mercantile Bank’s memorandum of understanding requires the bank to formulate a plan to reduce its dependency on brokered deposits and other potentially volatile liabilities. For further discussion of these regulatory enforcement actions, see the “Regulatory Matters” section of this filing.
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

	Federal fund
	purchased and
	securities sold		Short-term Federal
	under agreements to	Other short-term	Home Loan Bank
	repurchase	borrowings	borrowings
		(dollars in thousands)
2009
Balance, December 31, 2009, from continuing operations	$17,258	$13,482	$—
Weighted average interest rate at end of year	1.67%	6.53%	0.00%
Maximum amount outstanding at any month end	$15,568	$65,917	$—
Average daily balance	$29,738	$28,406	$59
Weighted average interest rate during year (1)	0.85%	7.82%	0.59%

2008
Balance, December 31, 2008	$18,523	$28,704	$2,000
Weighted average interest rate at end of year	2.71%	3.77%	.95%
Maximum amount outstanding at any month end	$28,002	$24,397	$15,440
Average daily balance	$26,196	$9,961	$7,490
Weighted average interest rate during year (1)	3.01%	2.29%	1.66%

2007
Balance, December 31, 2007	$29,936	$2,763	$12,890
Weighted average interest rate at end of year	4.48%	4.00%	4.43%
Maximum amount outstanding at any month end	$29,936	$4,006	$34,581
Average daily balance	$25,093	$1,162	$23,291
Weighted average interest rate during year (1)	4.24%	4.80%	3.54%

(1)	The weighted average interest rate is computed by dividing total interest for the year by the average daily balance outstanding.
Included in other short-term borrowings were three notes payable at December 31, 2008:
1.	A demand note with Great River Bancshares, Inc. (“Great River”), owned by R. Dean Phillips (“Phillips”), a significant shareholder of the Company, with a principal balance of approximately $7,.6 million and interest payable monthly at an annual interest rate of 7.5%. The principal balance, together with accrued interest, was payable immediately upon Great

River’s written demand. The note was secured by 100% of the outstanding shares of the subsidiary banks. During 2009, the Company borrowed an additional $4 million from Great River with terms consistent with the first note. Principal and interest on both notes were paid in full in December 2009 as part of the Exchange Agreement with Phillips, wherein Phillips acquired HNB National Bank (“HNB”) in exchange for the repayment of $28 million of the Great River debt.

2.	A note payable by Mid-America Bancorp, Inc. to First Community Bank of Lee’s Summit, Missouri. The note had a principal balance of $4 million and an annual interest rate of 7.0%. Both the principal balance and accrued interest were payable on demand. As of February 5, 2009, the Company assumed this note from First Community Bank by issuance of an inter-company convertible debenture to Mid-America. The debentures are eliminated on a consolidated basis and therefore excluded in the Company’s financial statements.

3.	A note payable resulting from HNB foreclosing on a loan where HNB was the secondary lien-holder on the property. As of December 31, 2008, HNB owed the primary lien-holder $345 thousand, which was paid during January 2009.
     At December 31, 2009, other short-term borrowings consisted of $1.5 million in U.S. Treasury demand notes, $1.0 million in short-term notes payable to various individuals, and a term note payable to Great River with a principal balance of $11 million, a maturity date of January 31, 2010 and an annual interest rate of 7.5%. Both principal and interest were paid in full in February 2010 from the proceeds of the sale of Marine Bank and Trust and Brown County State Bank.
Long-Term Debt and Junior Subordinated Debentures
     Long-term debt and junior subordinated debentures consisted of the following components at December 31:

	2009		2008
	Continuing	Discontinued
Federal Home Loan Bank advances, fixed rates from 3.15% to 5.30% from continuing operations due at various dates through 2013, and fixed rates from 4.52% to 5.30% from discontinued operations due at various dates through 2016	$18,000	$13,500	$60,500
Note payable, fixed rate of 7.50%, due August 31, 2010	5,037	—	5,037
Note payable, fixed rate of 7.50%, due August 31, 2010	135	—	2,015
Note payable, fixed rate of 7.50%, due November 10, 2009	—	—	15,109
Junior subordinated debenture, variable rate, due June 30, 2013	2,000	—	2,000
Junior subordinated debentures owed to unconsolidated subsidiaries	61,858	—	61,858

Total long-term debt	$87,030	$13,500	$146,519

     At December 31, 2009, the Company had $18 million of Federal Home Loan Bank advances from continuing operations, and $13.5 million from discontinued operations. At December 31, 2008, the Company had $60.5 million of Federal Home Loan Bank advances. These advances are secured by U.S. Government agency and mortgage-backed securities, residential real estate mortgage loans and all stock in the Federal Home Loan Bank owned by the Company. Interest rates on these advances at December 31, 2009 vary from 3.15% to 5.30%. Maturities begin in 2010 and continue through 2016. Of the total FHLB advances outstanding as of December 31, 2009, $5 million from continuing operations, and $10.5 million from discontinuing operations are callable beginning in 2010.
     During December 2008, Great River assumed three notes payable from US Bank (“USB”) with principal balances of $15,109,000, $5,037,000, and $2,015,000. The terms of the assumed notes were the same as the terms with USB, including the various covenants.
     The $15,109,000 note payable was secured by 100% of the outstanding shares of the subsidiary banks. Interest was payable quarterly at a fixed annual rate of 6.09% until amended in November 2009 to a fixed annual rate of

7.5%. Principal was due in three payments as follows: $375,000 due March 31, 2009, $375,000 due June 30, 2009, and $14,359,000 due on November 10, 2009. Both principal and interest pertaining to this note were paid in full in December 2009 as part of the Exchange Agreement with Phillips.
     The $5,037,000 and $2,015,000 notes payable were secured by 100% of the outstanding shares of the subsidiary banks. Interest was payable quarterly at fixed annual rates of 6.13% and 6.27%, respectively, until amended in November 2009 to fixed annual rates of 7.5%. Principal was due in four payments as follows: $125,000 each due December 31, 2009, $125,000 each due March 31, 2010, $125,000 each due June 30, 2009, and the remaining principal of $4,662,000 and $1,640,000, respectively, due August 31, 2010. Principal of $1,880,000 and interest pertaining to the $2,015,000 note were also paid down as part of the Exchange Agreement with Phillips, leaving a principal balance due of $135,000 at December 31, 2009. This balance, along with both principal and interest pertaining to the $5,037,000 note, was paid in full in February 2010 from the proceeds of the sale of Marine Bank and Brown County.
     The notes payable had various covenants including ratios relating to the Company’s capital, allowance for loan losses, return on assets, non-performing assets and debt service coverage. At December 31, 2008, the Company’s non-performing assets to primary capital ratio of 26% was in noncompliance with the non-performing assets covenant requiring an 18% maximum. Also at December 31, 2008, the Company’s fixed charge coverage ratio of (.72)% ratio was in noncompliance with the covenant requiring a minimum ratio of 1.10%. The notes payable were due upon demand because of the debt covenant noncompliance and Great River could have required repayment at its discretion before maturity. In April 2009, the Company received a waiver from Great River relating to the debt covenant violations at December 31, 2008.
     On November 21, 2009, the Company entered into a Second Waiver and Amendment (the “Second Waiver”) to the Fourth Amended and Restated Loan Agreement by and between the Company and Great River. The Second Waiver waived the Company’s breaches of, and amended, certain financial and other covenants, extended the principal payment and maturity dates on certain of the notes payable, and provided that all principal and interest related to the notes payable would be repaid from the proceeds of the sale of Marine Bank and Brown County. As of December 31, 2009, the Company was in compliance with all debt covenants related to the notes payable with Great River. In February 2010, the sale of Marine Bank and Trust and Brown County State Bank was consummated, and all principal and interest due to Great River was paid in full.
     On August 15, 2007, Mercantile Bank assigned its debenture with affiliate Heartland to Security Bank of Pulaski Co. in the amount of $2,000,000. This debenture was originally issued June 30, 2005 with a maturity date of June 30, 2013. Interest is payable semi-annually on June 30 and December 31 at the prime rate of interest. At December 31, 2009, this rate was 3.25%. Principal is payable in full on June 30, 2013.
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
     On March 1, 2005, the Federal Reserve Board adopted a final rule that allowed the continued limited inclusion of trust-preferred securities in the calculation for Tier 1 capital for regulatory purposes. The final rule provided a five-year transition period ending March 30, 2009, for application of the quantitative limits. The rule limits the Company’s amount of junior subordinated debt to 25% of Tier 1 capital net of goodwill, with any excess includable in Tier 2, subject to a limit of 50% of total Tier 1 and Tier 2 capital. However, there will be no impact to the Company’s total risk-based capital as the excess of the 25% Tier 1 limit will be includable in Tier 2 capital, based on the Company’s current debt and capital structure.
     Beginning in June 2009 the Company elected to defer regularly scheduled interest payments on all of its outstanding junior subordinated debentures relating to its trust preferred securities. The terms of the debentures and the trust documents allow the Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the debentures. At December 31, 2009 unpaid deferred interest on the debentures totaled approximately $2.3 million. Although the interest payments are being deferred, the Company continues to record accrued interest on the debentures in its financial statements. The interest expense was approximately $3.3 million, $3.9 million and $3.3 million for the years ended December 31, 2009, 2008, and 2007 respectively.
     Subsequent to the voluntary election to defer interest payments on subordinated debentures, the Company entered into an MOU with the Federal Reserve Bank of St. Louis, prohibiting such interest payments without the regulator’s consent. For further discussion, see the “Regulatory Matters” section of this filing.
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
     Parent Company Liquidity. As noted in the “Short-Term Borrowings” and “Long-Term Debt and Junior Subordinated Debentures” sections of this filing, the Company had $22.2 million in term debt and a demand note of $7.5 million as of December 31, 2008 with Great River. In 2009, Great River advanced another demand note of $4.0 million and another term note of $11.0 million. The demand notes and $17.0 million of the term debt were repaid in 2009 as part of the Exchange Agreement with R. Dean Phillips. The remaining $16.2 million of term debt was repaid in February 2010 from the proceeds of the sale of Marine Bank and Brown County.
     The Great River debt was secured by all outstanding shares of common stock of the subsidiary banks. The notes payable have various covenants including ratios relating to the Company’s capital, allowance for loan losses, return on assets, non-performing assets and debt service coverage. As of December 31, 2009, the Company was in compliance with all debt covenants related to the notes payable with Great River. The Company is developing and executing a plan to raise additional equity. The Company received shareholder approval on February 23, 2009 authorizing the Company to create and issue up to 100,000 shares in one or more classes of preferred stock, and adding 2,000,000 shares to the number of shares of common stock authorized to be issued. The Company has also engaged an investment banker to assist in formulating details of the capital raising plan. The Company expects to have developed and implemented additional steps in the plan by September 30, 2010.

     If the capital raising plan is unsuccessful, and issues pertaining to liquidity develop, the Company has various options, which could include selling or closing certain branches or subsidiary banks, package and sell high-quality commercial loans, execute sale/leaseback agreements on its banking facilities, and other options. If executed, these transactions would decrease the various banks’ assets and liabilities, generate taxable income, improve capital ratios, and reduce general, administrative and other expense. In addition, the affected subsidiary banks could dividend the funds to the Company to provide liquidity assuming they receive regulatory approval.
     Subsidiary Bank Liquidity. The Company’s most liquid assets are cash and due from banks, interest-bearing demand deposits, and federal funds sold. The balances of these assets are dependent on the Company’s operating, investing, lending, and financing activities during any given period.
     Average liquid assets are summarized in the table below:

	Years Ended December 31,
	2009*	2008	2007

	(dollars in thousands)
Cash and due from banks	$12,042	$34,518	$26,511
Interest-bearing demand deposits	82,557	21,952	16,887
Federal funds sold	11,842	21,465	23,157

Total	$106,441	$77,935	$66,555

Percent of average total assets	6.15%	4.58%	4.52%

*	Amounts represented are from continuing operations.
     Liquid assets as of the dates noted are summarized in the table below:

		December 31,
	2009*	2008	2007

		(dollars in thousands)
Cash and due from banks	$8,606	$67,595	$38,172
Interest-bearing demand deposits	94,623	16,812	18,259
Federal funds sold	18,038	5,414	19,628

Total	$121,267	$89,821	$76,059

Percent of total assets	8.79%	5.06%	4.64%

*	Amounts represented are from continuing operations.
     As indicated in the table above, average liquid assets from continuing operations increased 36.6% to $106.4 million as of December 31, 2009 from $77.9 million in 2008, which increased 17.1% from $66.6 million in 2007. As a percent of average total assets, average liquid assets increased to 6.15% in 2009 from 4.58% in 2008, which had increased from 4.52% in 2007. The increase in average liquid assets during 2009 was attributable to weak loan demand coupled with the low interest rate environment, which led to the Company investing in shorter-term deposits until yields improve on longer-term options.
     The Company’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayment, sales of loans, and capital funds. Additional liquidity is provided by bank lines of credit and term debt, repurchase agreements, issuance of trust preferred securities and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank.
     The Company uses Federal Home Loan Bank advances primarily for funding loans at each of the Company’s subsidiary banks as a lower-cost alternative to certain categories of time deposits and to fit various time intervals within the Company’s overall rate-sensitivity position. If a substantial portion of the FHLB advances were called, it would have an adverse effect on liquidity. However, the Company has the ability to replace those borrowings with new advances, at the prevailing interest rates and terms established by the FHLB. Other options would include additional federal funds borrowings, additional utilization of brokered time deposits, seasonal lines of credit at the Federal Reserve Bank and pledging unencumbered investment securities as collateral for FHLB borrowings. Based on the Company’s internal policy limits, these other options provide an additional borrowing capacity of approximately $317 million as of December 31, 2009.
     The Company has utilized derivative instruments to manage interest rate risk in prior years, but has none outstanding as of December 31, 2009.
     An additional source of liquidity that can be managed for short-term and long-term needs is the Company’s ability to securitize or package loans (primarily mortgage loans) for sale. The Company sold $100.7 million in mortgage loans from continuing operations during 2009, $92.5 million during 2008, and $46.8 million during 2007. As of December 31, 2009 and 2008 the Company carried $681 thousand and $4.4 million, respectively, in loans held for sale that management intends to sell during the next 12 months.
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
     As of December 31, 2009, the total amount of time and brokered time deposits from continuing operations scheduled to mature in the following 12 months was approximately $279.8 million. Long-term debt and related interest payments from continuing operations due in the following 12 months were approximately $14.2 million. Operating lease payments from continuing operations due in the next 12 months total approximately $363 thousand. The Company believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on time and brokered time deposits to retain deposits in changed interest environments. If the Company requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank are available as an additional source of funds.
     The following table presents additional information about contractual obligations from continuing operations as of December 31, 2009, which by their terms have contractual maturity and termination dates subsequent to December 31, 2009:

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals

			(dollars in thousands)
Contractual obligations:
Certificates of deposit	$279,744	$213,425	$70,669	$31,338	$595,176
Short-term borrowings	30,740	—	—	—	30,740
Long-term borrowing (1)	10,172	10,000	5,000	61,858	87,030
Interest payments on long-term borrowings	4,059	5,774	2,912	5,406	18,151
Minimum operating lease commitments	363	653	498	312	1,826

Totals	$325,078	$229,852	$79,079	$98,914	$732,923

(1)	The long-term borrowings from continuing operations include: Federal Home Loan Bank advances totaling $18.0 million at fixed rates ranging from 3.15% to 5.3%; bank notes payable totaling $5.2 million at a fixed rate of interest of 7.50% at December 31, 2009; junior subordinated debentures totaling $2.0 million at a variable rate of interest due June 2013; junior subordinated debentures totaling $10.3 million at a fixed rate of 6.10% until November 2015; junior subordinated debentures totaling $10.3 million at a fixed rate of 7.17% until July 2011; junior subordinated debentures totaling $20.6 million at a variable rate of 1.90% at December 31,2009; and junior subordinated debentures totaling $20.6 million at a fixed rate of 6.84% until October 2017.

     As of December 31, 2009, the Company had open-end lines of credit from continuing operations with approximately $143 million available to be drawn upon and approximately $13 million in unfunded letters of credit. The following table presents additional information about unfunded commitments from continuing operations as of December 31, 2009, which by their terms have contractual maturity dates subsequent to December 31, 2009:

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals

			(dollars in thousands)
Unfunded commitments:
Letters of credit	$12,762	$—	$—	$—	$12,762
Lines of credit	37,843	78,328	16,630	10,430	143,231

Totals	$50,605	$78,328	$16,630	$10,430	$155,993

     Included in the total outstanding unused lines of credit of $143 million as of December 31, 2009 were commercial lines of $131 million and consumer lines of $12 million.
     The Company’s banking subsidiaries routinely enter into commitments to extend credit in the normal course of their business. At December 31, 2009, the Company had outstanding commitments to originate loans aggregating approximately $2.3 million. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $1.5 million at December 31, 2009. The balance of commitments to extend credit represents future cash requirement and some of these commitments may expire without being drawn upon. The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.
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
     The following table sets forth the static rate-sensitivity analysis from continuing operations of the Company as of December 31, 2009:

			Rate Sensitive Within

								Fair
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Value

			(dollars in thousands)
Interest bearing deposits	$94,623	$—	$—	$—	$—	$—	$94,623	$94,623
Federal funds sold	18,038	—	—	—	—	—	18,038	18,038
Securities
Mortgage-backed securities: GSE residential	17,765	31,676	27,520	13,284	7,279	164	97,688	97,765
State and political subdivisions	4,520	5,172	5,577	4,888	3,679	5,703	29,539	29,539
Equity securities	—	—	—	—	—	3,257	3,257	3,257
Loans and loans held for sale	287,385	72,934	80,015	75,311	69,854	191,171	776,670	777,253

Total rate-sensitive assets	$422,331	$109,782	$113,112	$93,483	$80,812	$200,295	$1,019,815	$1,000,943

Interest bearing transaction deposits	$332	$—	$—	$—	$—	$72,120	$72,452	$72,452
Savings deposits	377	—	—	—	—	47,639	48,016	48,016
Money market deposits	130,562	—	—	—	—	—	130,562	130,562
Time and brokered time deposits	279,744	154,863	58,562	56,034	14,635	31,338	595,176	593,262
Short-term borrowings	30,740	—	—	—	—	—	30,740	30,740
Long-term debt and junior subordinated debentures	10,172	8,000	2,000	5,000	—	61,858	87,030	56,368

Total rate-sensitive liabilities	$451,927	$162,863	$60,562	$61,034	$14,635	$212,955	$963,976	$931,399

Rate sensitive assets — rate sensitive liabilities	$(29,596)	$(53,081)	$52,550	$32,449	$66,177	$(12,660)	$55,839	$69,544

			Rate Sensitive Within

								Fair
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Value

			(dollars in thousands)
Cumulative Gap	$(29,596)	$(82,677)	$(30,127)	$2,322	$68,499	$55,839

Cumulative amounts as % of total rate-sensitive assets	-2.90%	-8.11%	-2.95%	0.23%	6.72%	5.48%

Cumulative Ratio		.87	.96	1.00	1.09	1.06

     The foregoing table shows a negative (liability-sensitive) rate-sensitivity gap for the 1 and 1-2 year repricing category, with a positive (asset-sensitive) gap for all other categories until the beyond 4-5 year category. The negative gaps in the 1 and 1-2 year categories result from having more liabilities subject to repricing during that particular time period than assets subject to repricing during the same time period. Beyond the 1-2 year category and prior to the beyond 4-5 year category, the volume of assets subject to repricing exceeds the volume of liabilities subject to repricing, resulting in a positive gap. On a cumulative basis, which assumes that as assets and liabilities are repriced, they are either retained in the same category or replaced by instruments with similar characteristics, the gap is liability-sensitive in all categories except that beyond 4-5 years. The Company’s cumulative liability-sensitive gap structure in the 1-year and 1-2 year categories (which are the time frames the Company devotes most of its attention to in its funds management function) will allow net interest margin to grow if interest rates decrease during the respective time frames as costs on interest-bearing liabilities would decline at a faster pace than the yields on interest-bearing liabilities.
     The funds management policies of the Company require the subsidiary banks to monitor their rate-sensitivity positions so that net interest income over the next twelve months will not be reduced by more than 10% given a change in interest rates of up to 200 basis points (plus or minus). As of December 31, 2009, management feels that the banks and the Company, on a consolidated basis, are within those guidelines.
Capital Resources
     Other than the issuance of common stock, the Company’s primary source of capital is net income retained by the Company. During the year ended December 31, 2009, the Company incurred a net loss of $58.5 million and paid no dividends. During the year ended December 31, 2008, the Company had a net loss of $8.8 million and paid dividends to stockholders of $2.1 million. During the year ended December 31, 2007, the Company earned $10.0 million and paid dividends to stockholders of $2.1 million, resulting in a retention of current earnings of $7.9 million. At a special meeting on February 23, 2009, the Company received shareholder approval authorizing the Company to create and issue up to 100,000 shares in one or more classes of preferred stock, and adding 2,000,000 shares to the number of shares of common stock authorized to be issued. The Company is executing steps towards a capital-raising plan that would consider both existing shareholder and outside investor options. The Company’s subsidiary banks are currently well-capitalized by regulatory definitions, and have various options to maintain adequate or well-capitalized status if the capital raising plan is not successful.
     The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of December 31, 2009 and 2008, the Company exceeded these regulatory capital guidelines, except for its Tier 1 leverage ratio as of December 31, 2009, which was 3.32%. The Tier 1 leverage ratio fell below the 4% adequately capitalized level due to the goodwill impairment charge of $44.6 million in the second quarter of 2009, which reduced the amount of trust preferred securities includible in Tier 1 capital. The Company anticipates that its Tier 1 leverage ratio will return to adequately capitalized by June 30, 2010, based on projected earnings combined with down-sizing as a result of the sales of Marine Bank and Brown County in February 2010, along with paydowns and maturities on existing loans and investment securities.
     The Company’s Tier 1 risk-based capital ratio of 5.33% and total risk-based capital ratio of 10.66% as of December 31, 2009 both exceeded the regulatory minimums. Likewise, the individual ratios for each of the Company’s bank subsidiaries also exceed the regulatory guidelines as of December 31, 2009. See the “Regulatory

Matters” section of this filing for more information on the capital adequacy of the Company and its subsidiary banks.
     Without prior approval, the subsidiary banks are restricted as to the amount of dividends that they may declare to the balance of the retained earnings account, adjusted for defined bad debts. In addition, the FDIC has authority to prohibit or to limit the payment of dividends by a bank if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization. The Company, Mercantile Bank, Royal Palm Bank and Heartland Bank are each prohibited from paying any dividends without regulatory consent, pursuant to various regulatory enforcement actions taken at each bank. For further discussion, see the “Regulatory Matters” section in Part II, Item 7 of this filing.
     The Company has generated net losses in each of the last two years, with $58.5 million in 2009 and $8.8 million in 2008, largely due to the operating losses at two of its subsidiary banks, Royal Palm Bank in Naples, Florida, and Heartland Bank in Leawood, Kansas. Both banks have experienced significant increases in non-performing assets, impaired loans and loan loss provisions, resulting in each bank’s primary regulator imposing a cease and desist order. For further discussion of these regulatory enforcement actions, see the “Regulatory Matters” section in Part II, Item 7 of this filing.
     Royal Palm Bank’s operating loss (excluding goodwill impairment) in 2009 was primarily attributable to the severe decline in real estate values in its southwest Florida market, creating both loan losses and write-downs of foreclosed assets. Heartland’s loss was largely due to purchased participations from a bank in Georgia that was closed by the FDIC. Although both banks are confident that they have identified the bulk of their asset quality issues and will see improved operating performance in 2010, there can be no assurance that they won’t experience results similar to 2009. The Company has projected 2010 and 2011 operating results for each bank assuming an improving economy and reduced loan losses compared to 2009. Those projections indicate each bank returning to profitability by the end of 2011 while maintaining compliance with all regulatory mandates per the cease and desist orders.
     To address a scenario where actual losses in 2010 exceed those projected by the Company, an alternate projection was performed to determine Mercantile Bank’s ability to provide sufficient liquidity to the Company, in order to maintain sufficient capital at Royal Palm Bank and Heartland. Mercantile Bank is the Company’s flagship bank, representing approximately 75% of total consolidated assets at December 31, 2009, and although operating under a regulatory memorandum of understanding due to elevated levels of impaired loans, its actual loan losses have been much lower than the other two subsidiaries and it retains significant earnings capacity. The result of that alternate projection was a determination that Mercantile Bank could provide the necessary liquidity, through generation of earnings, sales of assets or lines of business, and closing of branches. While the Company does not believe it to be likely, there is a risk that the FDIC would close Royal Palm Bank or Heartland (or both), which could produce significantly worse results than those in the Company’s projection. In that event, the Company would resort to various capital raising and asset liquidation options discussed below.
     In November 2009 the Company reached agreements to exchange for debt or sell three of its subsidiary banks. The first of these transactions closed in December 2009, and the other two in February 2010, serving to reduce debt and provide liquidity to support the capital requirements of its remaining subsidiaries.
     The Company’s Board of Directors has initiated a process to identify and evaluate a broad range of strategic alternatives to further strengthen the Company’s capital base and enhance shareholder value. These strategic alternatives may include asset sales, rationalization of non-business operations, consolidation of operations, closing of branches, mergers of subsidiaries, capital raising and other recapitalization transactions. As part of this process, the Board has created a special committee (the “Special Committee”) of independent directors to develop, evaluate and oversee any strategic alternatives that the Company may pursue. The Special Committee has retained outside financial and legal advisors to assist it with its evaluation and oversight.
     The Special Committee is developing and executing a plan to raise additional equity. The Company received shareholder approval on February 23, 2009 authorizing the Company to create and issue up to 100,000 shares in one or more classes of preferred stock, and adding 2,000,000 shares to the number of shares of common stock authorized to be issued. The Company has also engaged an investment banker to assist in formulating details of the capital raising plan. The Company expects to have developed and implemented additional steps in the plan by September 30, 2010.

     If the capital raising plan is unsuccessful, and issues pertaining to liquidity develop, the Company has various options, which could include selling or closing certain branches or subsidiary banks, package and sell high-quality commercial loans, execute sale/leaseback agreements on its banking facilities, and other options. If executed, these transactions would decrease the various banks’ assets and liabilities, generate taxable income, improve capital ratios, and reduce general, administrative and other expense. In addition, the affected subsidiary banks could dividend the funds to the Company to provide liquidity assuming they receive regulatory approval.
Regulatory Matters
     In connection with regular examinations of the Company, Mercantile Bank, Royal Palm Bank, Royal Palm Bancorp, Heartland Bank and Mid-America Bancorp by the Federal Reserve Bank of St. Louis (“FRB”), the FDIC, the Illinois Department of Financial and Professional Regulation (“IDFPR”) and Florida Office of Financial Regulation (“FOFR”), various actions were taken by the regulatory agencies.
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
     A Written Agreement (“WA”) is a formal enforcement action by the FRB, similar in nature to an MOU, but is legally binding and will be published and made public.
     The Company. On March 10, 2009, the Company received a notice from the FRB of its intent to issue an MOU, which was signed by the Company’s Board of Directors on March 17, 2009. Under the terms of the MOU, the Company is expected to, among other things, provide its subsidiary banks with financial and managerial resources as needed, submit capital and cash flow plans to the FRB and provide periodic performance updates to the FRB. In addition, the Company is prohibited from paying any special salaries or bonuses to insiders, paying dividends, paying interest related to trust preferred securities, or incur any additional debt, without the prior written approval of the FRB. On July 31, 2009, the Company submitted to the FRB a three-year strategic and capital plan designed to strengthen the Company’s and its subsidiaries’ operations and capital position going forward. The plan reflects the current challenges with respect to capital and the difficulties in projecting the impact of the economic weakness in the Company’s markets on its loan portfolio, as well as strategies to maintain the financial strength of the Company and its subsidiaries. A significant part of the plan was the initiative by the Company to sell one or more subsidiary banks in order to generate liquidity to reduce debt, improve capital ratios and provide necessary capital contributions to its remaining subsidiary banks. The result of this initiative was the exchange for debt of HNB in December 2009 and the sale of Marine Bank and Brown County in February 2010.
     On February 16, 2010, the Company executed a WA with the FRB. The terms of the WA are generally consistent with the MOU, with a requirement that an updated capital and cash flow plan be submitted to the FRB within sixty days. The Company is working with its legal advisors to submit the revised plan.
     Mercantile Bank. On March 8, 2010, Mercantile Bank entered into a MOU with the FDIC and the IDFPR. Under the terms of the MOU, Mercantile Bank agreed, among other things, to provide certain information to each supervisory authority including, but not limited to, financial performance updates, loan performance updates, written plan for reducing classified assets and concentrations of credit, written plan to improve liquidity and reduce dependency on volatile liabilities, written capital plan, and written reports of progress. In addition, the bank agreed not to declare any dividends or make any distributions of capital without the prior approval of the supervisory authorities, and within 30 days of the date of the MOU, to maintain its Tier 1 leverage capital ratio at no less than 8.0% and total risk based capital ratio at no less than 12.0%.
     Royal Palm Bank. On October 3, 2008, Royal Palm Bank entered into a MOU with the FDIC and FOFR. Under the terms of the MOU, Royal Palm Bank agreed, among other things, to provide certain information to each supervisory authority including, but not limited to, financial performance updates, loan performance updates, written plan for improved earnings, written capital plan, review and assessment of all officers who head departments of the bank, and written reports of progress. In addition, Royal Palm Bank agreed not to declare any dividends or make any distributions of capital without the prior approval of the supervisory authorities, and to maintain its Tier 1 leverage capital ratio at no less than 8.0%, the Tier 1 risk based capital ratio at no less than 10.0%, and total risk based capital ratio at no less than 12.0%.
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
     On October 23, 2009, Royal Palm Bank received a letter from the FOFR demanding that Royal Palm Bank inject sufficient capital into Royal Palm Bank by November 30, 2009, such that as of November 30, 2009, Royal Palm Bank has a Tier 1 leverage capital ratio of at least 6%. In addition, Royal Palm Bank was required by this FOFR letter to submit a plan to the FOFR demonstrating how Royal Palm Bank will have a Tier 1 leverage capital ratio of at least 8% and a total risk based capital ratio of at least 12% as of December 31, 2009.
     The Company injected $11.0 million of capital into Royal Palm Bank on December 1, 2009, with the proceeds from a short term debt from Great River pursuant to the Second Waiver (for further discussion, see the “Short-Term Borrowings” section of this filing). As of December 31, 2009, Royal Palm Bank had a Tier 1 leverage capital ratio of 8.90%, Tier 1 risk based capital ratio of 13.79% and a total risk based capital ratio of 15.11%, and was in compliance with all requirements of the CDO.
     Royal Palm Bancorp. In September 2009, Royal Palm Bancorp entered into a MOU with the FRB. As a one-bank holding company, this MOU primarily reflected regulatory concerns related to Royal Palm Bancorp’s subsidiary (Royal Palm Bank). Under the terms of the MOU, Royal Palm Bancorp agreed, among other things, to provide certain information to the FRB including, but not limited to, financial performance updates and written reports of progress. In addition, Royal Palm Bancorp agreed to assist Royal Palm Bank in addressing weaknesses identified in the bank examination, and not to pay any salaries or bonuses to insiders, incur any debt, declare any dividends or make any distributions of capital without the prior approval of the supervisory authorities.
     Heartland Bank. On March 9, 2009, Heartland Bank signed a CDO with the FDIC. Under the terms of the CDO, Heartland Bank agreed to, among other things, prepare and submit plans and reports to the FDIC regarding certain matters including, but not limited to, progress reports detailing actions taken to secure compliance with all provisions of the order, loan performance updates as well as a written plan for the reduction of adversely classified assets, a revised comprehensive strategic plan, and a written profit plan and comprehensive budget. In addition, Heartland Bank agreed not to declare any dividends without the prior consent of the FDIC and to maintain its Tier 1 leverage capital ratio at no less than 8.0% and maintain its total risk based capital at no less than 12.0%. As of December 31, 2009, Heartland Bank had a Tier 1 leverage capital ratio of 8.08% and total risk based capital ratio of 12.88%, and was in compliance with all requirements of the CDO.

     Mid-America Bancorp. In September 2009, Mid-America Bancorp entered into a MOU with the FRB. As a one-bank holding company, this MOU primarily reflected regulatory concerns related to Mid-America’s subsidiary (Heartland Bank). Under the terms of the MOU, Mid-America Bancorp agreed, among other things, to provide certain information to the FRB including, but not limited to, financial performance updates and written reports of progress. In addition, Mid-America Bancorp agreed to assist Heartland Bank in addressing weaknesses identified in the bank examination, and not to pay any salaries or bonuses to insiders, incur any debt, declare any dividends or make any distributions of capital without the prior approval of the supervisory authorities.
     No fines or penalties were imposed as a result of any of the regulatory enforcement actions.
     The Company, Mercantile Bank, Royal Palm Bank, Royal Palm Bancorp, Heartland Bank and Mid-America Bancorp are committed to ensuring that the requirements of the regulatory agreements are met in a timely manner.
Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” Effective for financial statements issued for interim and annual periods ending after September 15, 2009, the FASB Accounting Standards Codification TM (“ASC”) is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC superseded all then-existing non-SEC accounting and reporting standards. Al other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative. Following this Statement, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions (“FSP”) or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. This SFAS was codified within ASC 105. The impact of adoption was not material.
     In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which was codified into ASC 820. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.
     In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which were codified into ASC 320. This FSP amends the other-than-temporary-impairment (“OTTI”) guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities. FSP FAS 115-2 and 124-2 was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if FSP FAS 157-4 was adopted early as well. The Company adopted FSP FAS 115-2 and 124-2 and FSP FAS 157-4 during 2009 and there was no material impact to the financial statements.
     In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” which was codified into ASC 805. This FSP amends and clarifies SFAS No. 141(R), “Business Combinations,” to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting , and disclosure of assets or liabilities from contingencies in a business combination. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. There has been no impact during 2009 from adoption of FSP FAS 141(R)-1 on January 1, 2009.
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” which was codified into ASC Topic 860. Topic 860 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Topic 860 addresses (1) practices that have developed since the issuance of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This standard must be applied as of the beginning of each reporting entity’s first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This standard must be applied to transfers occurring on or after the effective date. The impact of adoption is not expected to be material.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was codified into ASC Topic 810. Topic 810 seeks to improve financial reporting by enterprises involved with variable interest entities by addressing (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, and (2) constituent concerns about the application or certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The impact of adoption is not expected to be material.
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
Item 8. Financial Statements and Supplementary Data
     The financial statements, the reports thereon, and the notes thereto commence at page 93 of this Annual Report on Form 10-K.
Consolidated Quarterly Financial Data

		2009

	December 31	September 30	June 30	March 31

		(dollars in thousands, except per share data)
Interest income	$12,169	$12,471	$12,765	$12,912
Interest expense	6,710	6,767	7,542	8,082

Net interest income	5,459	5,704	5,223	4,830

Provision for loan losses	4,439	5,341	9,518	2,785
Noninterest income	3,876	1,400	636	1,879
Noninterest expense	11,942	8,903	42,491	8,147

Income (loss) before income taxes	(7,046)	(7,140)	(46,150)	(4,223)
Income tax benefit	2,165	2,865	5,546	1,561

Net income (loss) from continuing operations	(4,881)	(4,275)	(40,604)	(2,662)

Discontinued operations	197	2,428	(12,369)	1,786
Noncontrolling interest	(418)	(488)	(506)	(421)

Net income (loss)	$(4,266)	$(1,359)	$(52,467)	$(455)

Basic earnings (loss) per share — continuing operations	$(0.51)	$(0.43)	$(4.61)	$(0.26)

Basic earnings (loss) per share — discontinued operations	$0.02	$0.28	$(1.42)	$0.21

		2008

	December 31	September 30	June 30	March 31

		(dollars in thousands, except per share data)
Interest income	$13,839	$14,832	$14,615	$15,620
Interest expense	8,974	8,723	9,029	10,426

Net interest income	4,865	6,109	5,586	5,194

Provision for loan losses	12,626	4,220	1,702	4,628
Noninterest income	1,910	2,427	2,759	2,061
Noninterest expense	8,240	14,217	8,277	7,840

Income (loss) before income taxes	(14,091)	(9,901)	(1,634)	(5,213)
Income tax benefit	4,471	4,476	827	1,597

Net income (loss) from continuing operations	(9,620)	(5,425)	(807)	(3,616)

Discontinued operations	1,640	2,069	1,967	1,650
Noncontrolling interest	(1,267)	(1,662)	(103)	(289)

Net income (loss)	$(6,713)	$(1,694)	$1,263	$(1,677)

Basic earnings (loss) per share — continuing operations	$(0.96)	$(0.43)	$(0.08)	$(0.38)

Basic earnings (loss) per share — discontinued operations	$0.19	$0.23	$.23	$0.19

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the three years ended December 31, 2009.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2009, are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.
Management Report on Internal Control Over Financial Reporting
     The management of Mercantile Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparations. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.
     Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that assessment, management concludes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.
     The annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the annual report.
April 7, 2010

/s/ Ted T. Awerkamp
Ted T. Awerkamp President and Chief Executive Officer

/s/ Michael P. McGrath
Michael P. McGrath Executive Vice President, Treasurer, Secretary and Chief Financial Officer
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Company and Corporate Governance
     For information on the executive officers of the Company, please see Part I of this Form 10-K under the caption Item 4A – “Executive Officers of Registrant” which is incorporated herein by reference in response to this item. Also, the Company incorporates herein by reference the information set forth under the captions “Election of Directors”, “Ratification of Selection of Independent Auditors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Company’s definitive proxy statement for its 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“2010 Proxy Statement”). The Company’s Board of Directors has adopted a Code of Ethics for senior executive, financial and accounting officers, among other persons, which was filed as Exhibit 14.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
Item 11. Executive Compensation
     The information under the captions “Executive Compensation and Other Information”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2010 Proxy Statement are incorporated herein by reference in response to this item.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information under the caption “Ownership of Common Stock by Management and Principal Shareholders” in the 2010 Proxy Statement is incorporated herein by reference in response to this item.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information under the captions “Interests of Directors and Officers in Certain Transactions” and “Corporate Governance – Director Independence” in the 2010 Proxy Statement are incorporated herein by reference in response to this item.
Item 14. Principal Accounting Fees and Services
     The information under the caption “Principal Accounting Fees and Services” in the 2010 Proxy Statement is incorporated herein by reference in response to this item.

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
Dated: April 7, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ted T. Awerkamp Ted T. Awerkamp	President and Chief Executive Officer (principal executive officer)	April 7, 2010

/s/ Michael P. McGrath Michael P. McGrath	Executive Vice President, Treasurer, Secretary and Chief Financial Officer (principal financial officer/principal accounting officer)	April 7, 2010

/s/ Ted T. Awerkamp Ted T. Awerkamp	Director	April 7, 2010

/s/ Lee R. Keith Lee R. Keith	Director	April 7, 2010

/s/ Michael J. Foster Michael J. Foster	Chairman/Director	April 7, 2010

/s/ William G. Keller William G. Keller, Jr.	Director	April 7, 2010

/s/ John R. Spake John R. Spake	Director	April 7, 2010

/s/ Dennis M. Prock Dennis M. Prock	Director	April 7, 2010

/s/ Alexander J. House Alexander J. House	Director	April 7, 2010

/s/ James W. Tracy James W. Tracy	Director	April 7, 2010

/s/ Julie A. Brink Julie A. Brink	Director	April 7, 2010

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Mercantile Bancorp, Inc.
Quincy, Illinois
We have audited the accompanying consolidated balance sheets of Mercantile Bancorp, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercantile Bancorp, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1, in 2009 the Company changed its method of accounting for noncontrolling interests in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810-10-65, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.
/s/ BKD, LLP
Decatur, Illinois
April 7, 2010

Mercantile Bancorp, Inc.
Consolidated Balance Sheets
December 31, 2009 and 2008
(in thousands, except share data)

	2009	2008
Assets
Cash and due from banks	$8,606	$67,595
Interest-bearing demand deposits	94,623	16,812
Federal funds sold	18,038	5,414

Cash and cash equivalents	121,267	89,821

Available-for-sale securities	128,150	185,192

Held-to-maturity securities (fair value of $2,411 and $9,101)	2,334	8,905

Loans held for sale	681	4,366

Loans, net of allowance for loan losses of $18,851 and $23,467 at December 31, 2009 and 2008	757,138	1,315,907

Interest receivable	3,962	10,240

Foreclosed assets held for sale, net	16,409	9,959

Federal Home Loan Bank stock	2,900	8,213

Cost method investments in common stock	1,392	3,314

Deferred income taxes	10,212	9,181

Mortgage servicing rights	885	959

Cash surrender value of life insurance	15,011	25,278

Premises and equipment	25,670	40,616

Goodwill	—	44,653

Core deposit and other intangibles	1,066	4,002

Other	17,413	14,377

Discontinued operations, assets held for sale	285,992	—

Total assets	$1,390,482	$1,774,983

See Notes to Consolidated Financial Statements

Mercantile Bancorp, Inc.
Consolidated Balance Sheets
December 31, 2009 and 2008
(in thousands, except share data)
Liabilities and Stockholders’ Equity

	2009	2008
Liabilities
Deposits
Demand	$108,318	$139,486
Savings, NOW and money market	251,030	431,596
Time	421,412	672,763
Brokered time	173,764	218,431

Total deposits	954,524	1,462,276

Short-term borrowings	30,740	49,227
Long-term debt	25,172	84,661
Junior subordinated debentures	61,858	61,858
Interest payable	4,114	4,280
Other	4,827	7,989
Discontinued operations, liabilities held for sale	264,044	—

Total liabilities	1,345,279	1,670,291

Commitments and Contingent Liabilities

Stockholders’ Equity
Mercantile Bancorp, Inc. stockholders’ equity Common stock, $0.42 par value; authorized 14,000,000 shares;
Issued — 8,887,113 shares Outstanding — 8,703,330 shares at December 31, 2009 and 2008	3,629	3,629
Additional paid-in capital	11,919	11,919
Retained earnings	25,095	83,642
Accumulated other comprehensive income	2,954	2,062

	43,597	101,252

Treasury stock, at cost Common; 183,783 shares at December 31, 2009 and 2008	(2,295)	(2,295)

Total Mercantile Bancorp, Inc. stockholders’ equity	41,302	98,957

Noncontrolling interest	3,901	5,735

Total stockholders’ equity	45,203	104,692

Total liabilities and stockholders’ equity	$1,390,482	$1,774,983

Mercantile Bancorp, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2009, 2008 and 2007
(in thousands, except share data)

	2009	2008	2007
Interest and Dividend Income
Loans, including fees
Taxable	$44,066	$51,725	$57,251
Tax exempt	678	632	798
Securities
Taxable	4,346	4,551	5,562
Tax exempt	944	1,149	1,314
Federal funds sold	18	343	1,060
Dividends on Federal Home Loan Bank stock	14	64	124
Deposits with financial institutions and other	251	442	966

Total interest and dividend income	50,317	58,906	67,075

Interest Expense
Deposits	21,766	30,039	33,141
Short-term borrowings	2,475	797	1,546
Long-term debt and junior subordinated debentures	4,860	6,316	5,802

Total interest expense	29,101	37,152	40,489

Net Interest Income	21,216	21,754	26,586

Provision for Loan Losses	22,083	23,176	2,724

Net Interest Income After Provision for Loan Losses	(867)	(1,422)	23,862

Noninterest Income
Fiduciary activities	2,224	2,238	2,230
Brokerage fees	1,082	1,412	1,198
Customer service fees	1,636	1,882	2,186
Other service charges and fees	494	501	399
Net gains (losses) on sales of assets	(60)	373	47
Net gains on loan sales	1,211	694	528
Net gains on sale of available-for-sale securities	—	942	699
Net gains on equity and cost method investments	—	100	2,203
Loan servicing fees	475	432	403
Net increase in cash surrender value of life insurance	577	541	491
Other	152	42	61

Total noninterest income	7,791	9,157	10,445

See Notes to Consolidated Financial Statements

Mercantile Bancorp, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2009, 2008 and 2007
(in thousands, except share data)

	2009	2008	2007
Noninterest Expense
Salaries and employee benefits	$17,561	$18,020	$16,463
Net occupancy expense	2,374	2,491	1,796
Equipment expense	2,371	2,608	1,977
Deposit insurance premium	2,834	818	174
Professional fees	3,593	2,077	1,751
Postage and supplies	600	698	693
Losses on foreclosed assets, net	2,867	1,040	86
Other than temporary loss on available-for-sale securities and cost method investments	3,426	5,270	—
Goodwill impairment loss	30,388	—	—
Amortization of mortgage servicing rights	433	226	134
Other	5,036	5,326	4,692

Total noninterest expense	71,483	38,574	27,766

Income (Loss) from Continuing Operations Before Income Taxes	(64,559)	(30,839)	6,541

Income Tax Expense (Benefit)	(12,137)	(11,371)	952

Income (Loss) from Continuing Operations	(52,422)	(19,468)	5,589

Discontinued Operations
Income (loss) from discontinued operations (including loss on exchange in 2009 of $2,367), net of income tax expense of $2,233, $2,822, and $2,483, respectively	(7,958)	7,326	5,034

Net Income (Loss)	(60,380)	(12,142)	10,623

Less: Net income (loss) attributable to noncontrolling interest	(1,833)	(3,321)	622

Net Income (Loss) attributable to Mercantile Bancorp, Inc.	$(58,547)	$(8,821)	$10,001

Weighted average shares outstanding	8,703,330	8,705,452	8,727,933

Basic Earnings (Loss) Per Share
Continuing operations	$(5.81)	$(1.85)	$.57
Discontinued operations	(.91)	.84	.58

	$(6.72)	$(1.01)	$1.15

Mercantile Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2009, 2008 and 2007
(in thousands, except share data)

	Mercantile Bancorp, Inc.
	Common Stock		Additional Paid-In
	Shares Outstanding	Amount	Capital
Balance, January 1, 2007	8,747,617	$3,629	$11,982

Comprehensive income
Net income	—	—	—
Change in unrealized appreciation on available-for-sale securities, net of taxes and reclassification adjustment	—	—	—
Accumulated other comprehensive loss of equity method investee	—	—	—
Defined benefit postretirement plan — transition obligation	—	—	—

Total comprehensive income ($10,283 and $624 attributable to Mercantile Bancorp, Inc. and noncontrolling interest, respectively)

Issuance of stock to minority shareholders of Mid-America	—	—	76
Dividends on common stock, $0.24 per share	—	—	—
Purchase of treasury stock	(37,962)	—	(69)

Balance, December 31, 2007	8,709,655	3,629	11,989

Comprehensive loss
Net loss	—	—	—
Change in unrealized appreciation on available-for-sale securities, net of taxes and reclassification adjustment	—	—	—
Defined benefit postretirement plan — transition obligation	—	—	—

Total comprehensive loss (($7,064) and ($3,320) attributable to Mercantile Bancorp, Inc. and noncontrolling interest, respectively)

Issuance of stock to minority shareholders of Mid-America	—	—	39
Dividends on common stock, $0.24 per share	—	—	—
Purchase of treasury stock	(6,325)	—	(109)

Balance, December 31, 2008	8,703,330	3,629	11,919

Comprehensive loss
Net loss	—	—	—
Change in unrealized appreciation on available-for-sale securities, net of taxes and reclassification adjustment	—	—	—
Defined benefit postretirement plan — transition obligation	—	—	—

Total comprehensive loss (($57,655) and ($1,834) attributable to Mercantile Bancorp, Inc. and non-controlling interest, respectively.)

Balance, December 31, 2009	8,703,330	$3,629	$11,919

See Notes to Consolidated Financial Statements

Mercantile Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2009, 2008 and 2007
(in thousands, except share data)

	Stockholders
		Accumulated
		Other
	Retained	Comprehensive		Noncontrolling
	Earnings	Income	Treasury Stock	Interest	Total
Balance, January 1, 2007	$86,648	$23	$(1,624)	$9,198	$109,856
Comprehensive income
Net income	10,001	—	—	622	10,623
Change in unrealized appreciation on available-for-sale securities, net of taxes and reclassification adjustment	—	240	—	2	242
Accumulated other comprehensive loss of equity method investee	—	28	—	—	28
Defined benefit postretirement plan – transition obligation	—	14	—	—	14

Total comprehensive income ($10,283 and $624 attributable to Mercantile Bancorp, Inc. and noncontrolling interest, respectively)					10,907
Issuance of stock to minority shareholders of Mid-America	—	—	—	170	246
Dividends on common stock, $0.24 per share	(2,097)	—	—	—	(2,097)
Purchase of treasury stock	—	—	(569)	(546)	(1,184)

Balance, December 31, 2007	94,552	305	(2,193)	9,446	117,728
Comprehensive loss
Net loss	(8,821)	—	—	(3,321)	(12,142)
Change in unrealized appreciation on available-for-sale securities, net of taxes and reclassification adjustment	—	1,737	—	1	1,738
Defined benefit postretirement plan – transition obligation	—	20	—	—	20

Total comprehensive loss (($7,064) and ($3,320) attributable to Mercantile Bancorp, Inc. and noncontrolling interest, respectively)					(10,384)
Issuance of stock to minority shareholders of Mid-America	—	—	—	32	71
Dividends on common stock, $0.24 per share	(2,089)	—	—	—	(2,089)
Purchase of treasury stock	—	—	(102)	(423)	(634)

Balance, December 31, 2008	83,642	2,062	(2,295)	5,735	104,692
Comprehensive loss
Net loss	(58,547)	—	—	(1,833)	(60,380)
Change in unrealized appreciation on available-for-sale securities, net of taxes and reclassification adjustment	—	872	—	(1)	871
Defined benefit postretirement plan – transition obligation	—	20	—	—	20

Total comprehensive loss (($57,655) and ($1,834) attributable to Mercantile Bancorp, Inc. and non-controlling interest, respectively.)					(59,489)

Balance, December 31, 2009	$25,095	$2,954	$(2,295)	$3,901	$45,203

Mercantile Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007
(in thousands, except share data)

	2009	2008	2007
Operating Activities
Net income (loss) before attribution of noncontrolling interest	$(60,380)	$(12,142)	$10,623
Net income (loss) attributable to noncontrolling interest	(1,833)	(3,221)	622

Net income (loss) attributable to Mercantile Bancorp, Inc.	(58,547)	(8,921)	10,001
Items not requiring (providing) cash
Depreciation	2,626	2,845	1,898
Provision for loan losses	23,363	23,845	2,969
Amortization (accretion) of premiums and discounts on securities	(15)	(2)	(28)
Amortization (accretion) of core deposit intangibles and other purchase accounting adjustments	441	80	(970)
Mortgage servicing rights impairment	—	404	—
Deferred income taxes	(2,305)	(7,752)	(482)
Net realized gains on sales of available-for-sale securities	—	(942)	(699)
Other than temporary losses on available-for-sale and cost method investments	3,426	5,270	—
Losses on sales of foreclosed assets	2,988	1,113	86
Net gains on loan sales	(2,027)	(1,010)	(698)
Recovery of mortgage servicing rights	(244)	—	—
Amortization of mortgage servicing rights	458	253	134
Net (gains) losses on sale of premises and equipment	65	(371)	23
Gain on sale of equity and cost method investments	—	(100)	(2,209)
(Income) loss on equity method investments in common stock	—	—	6
Federal Home Loan Bank stock dividends	(11)	(32)	(56)
Net increase in cash surrender value of life insurance	(1,093)	(1,039)	(926)
Goodwill impairment:	44,650	—	—
Changes in
Loan originated for sale	(104,568)	(92,921)	(48,113)
Proceeds from sales of loans	108,530	92,483	46,842
Interest receivable	1,780	1,103	(188)
Other assets	(7,909)	(7,004)	(1,068)
Interest payable	1,124	(1,760)	(607)
Other liabilities	(1,391)	1,500	61
Noncontrolling interest in subsidiary	(1,833)	(3,221)	622

Net cash provided by operating activities	9,508	3,821	6,598

Investing Activities
Cash (paid) received in acquisition of HNB Financial, net of cash received	3	(719)	(24,790)
Cash paid on exchange of HNB Bank	(11,692)	—	—
Purchases of available-for-sale securities	(66,043)	(54,326)	(44,091)
Proceeds from maturities of available-for-sale securities	56,735	57,300	47,015
Proceeds from the sales of available-for-sale securities	—	4,954	—
Purchases of held-to-maturity securities	—	—	(1,000)
Proceeds from maturities of held-to-maturity securities	3,607	4,606	3,368
Net change in loans	51,041	(151,478)	(58,888)
Purchases of premises and equipment	(769)	(1,901)	(11,504)
Proceeds from sales of premises and equipment	—	799	25
Purchases of Federal Home Loan Bank stock	(80)	(1,228)	(710)
Proceeds from sales of Federal Home Loan Bank stock	718	838	449
Proceeds from the sales of foreclosed assets	2,660	3,557	275
Purchase of cost method investment in common stock	—	—	(3,234)
Proceeds from sale of cost method investments	—	495	513
Proceeds from sales of equity method investments	—	—	6,791
Purchase of bank-owned life insurance	(1,000)	—	(1,887)

Net cash provided by (used in) investing activities	35,180	(137,103)	(87,668)

See Notes to Consolidated Financial Statements

Mercantile Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007
(in thousands, except share data)

	2009	2008	2007
Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	$63,970	$16,798	$22,064
Net increase (decrease) in time and brokered time deposits	(46,559)	126,099	1,641
Net increase (decrease) in short-term borrowings	(9,528)	3,638	18,361
Proceeds from long-term debt	500	49,161	27,650
Repayment of long-term debt	(19,500)	(46,000)	(29,160)
Proceeds from issuance of junior subordinated debentures	—	—	20,619
Purchase of stock from minority interest of Mid America	—	(555)	(612)
Proceeds from issuance of stock to minority interest of Mid-America	—	94	103
Purchase of intangible assets	—	—	(18)
Purchase of treasury stock	—	(102)	(569)
Dividends paid	—	(2,089)	(2,097)

Net cash provided by (used in) financing activities	(11,117)	147,044	57,982

Increase (Decrease) in Cash and Cash Equivalents	33,571	13,762	(23,088)

Cash and Cash Equivalents, Beginning of Year	89,821	76,059	99,147

Cash and Cash Equivalents, End of Year, including $2,125 of cash and cash equivalents held for sale in 2009	$123,392	$89,821	$76,059

Supplemental Cash Flows Information

Interest paid	$38,679	$52,415	$54,398
Income taxes paid (net of refunds)	$(4,573)	$2,087	$2,164
Real estate acquired in settlement of loans	$13,579	$11,456	$3,082
Increase (decrease) in additional paid-in-capital due to issuance (purchase) of stock to minority interest of Mid-America at a price over book	$—	$(70)	$7
Assets transferred to held for sale, plus related allowance for loan losses of $1,820	$287,812	$—	$—
Liabilities transferred to held for sale	$264,044	$—	$—
Short-term and long-term debt exchanged for Hannibal National Bank	$28,000	$—	$—
Increase in core deposit intangibles due to purchase of Mid-America at a price over book	$—	$—	$99
Available-for-sale securities received in sale of equity and cost method investments	$—	$—	$700
Capitalized interest	$—	$—	$330

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
Note 1: Nature of Operations and Summary of Significant Accounting Policies
     Nature of Operations
Mercantile Bancorp, Inc. (“Company”) is a multi-state bank holding company whose principal activity is the ownership and management of its wholly and majority owned subsidiaries. As of December 31, 2009, those subsidiaries were: Mercantile Bank; Marine Bank and Trust; Brown County State Bank; Mid-America Bancorp, Inc., the sole shareholder of Heartland Bank; Royal Palm Bancorp, Inc., the sole shareholder of the Royal Palm Bank of Florida (“Banks), and HNB Financial Services, Inc. Mercantile Bancorp Capital Trust I, Trust II, Trust III, and Trust IV (“Trusts”) are unconsolidated wholly-owned subsidiaries of the Company. The Trusts were formed to issue cumulative preferred securities. The Company owns all of the securities of the Trusts that possess general voting powers. During 2008, two of the Company’s wholly-owned subsidiaries were merged with other subsidiaries. Farmers State Bank of Northern Missouri and Mercantile Bank were merged, with the survivor being Mercantile Bank. Also, Perry State Bank and HNB National Bank (“HNB”) were merged, with HNB National Bank being the survivor. See Note 24 for the disclosure regarding the treatment of Brown County State Bank, Marine Bank and Trust, and Hannibal National Bank as discontinued operations. The Banks are primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Western Illinois, Northern Missouri, suburban Kansas City, Missouri, Southwestern Florida, and Central Indiana. The Banks are subject to competition from other financial institutions. The Company and Banks are also subject to regulation by certain federal and state agencies and undergo periodic examinations by those regulatory authorities.
     Investment Subsidiary
Mercantile Bank (“MB”) has a subsidiary, Mercantile Investments, Inc. (“MII”), that manages the majority of MB’s investment portfolio. MII, located in the Cayman Islands, is included in the consolidation of the Company’s financial statements. As of December 31, 2009, MII had approximately $122,964,000 in total assets.
     Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
Effective January 1, 2009, the Company adopted the guidance in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810-10-65, Transition Related to FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. Upon adoption, minority interest previously presented in the mezzanine section of the balance sheet has been retrospectively reclassified as noncontrolling interest within equity. In addition, the consolidated net income (loss) and comprehensive income (loss) presented in the statements of operations and stockholders’ equity have been retrospectively revised to include the net income (loss) attributable to the noncontrolling interest. Beginning January 1, 2009, losses attributable to the noncontrolling interest will be allocated to the noncontrolling interest even if the carrying amount of the noncontrolling interest is reduced below zero. Any changes in ownership after January 1, 2009, that do not result in a loss of control will be prospectively accounted for as equity transactions.
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
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, goodwill, core deposit and other intangibles, Federal Home Loan Bank stock recoverability, mortgage servicing rights, valuation of deferred tax assets, other-than-temporary impairment on available-for-sale and cost method bank stocks, fair values of financial instruments and valuation of foreclosed assets held for sale.
In connection with the determination of the allowance for loan losses and foreclosed assets held for sale, management generally obtains independent appraisals for significant properties. The Company utilizes valuations to determine mortgage servicing rights, goodwill and core deposit and other intangibles. The Company also reviews goodwill and core deposit and other intangibles annually for impairment. In connection with the determination of Federal Home Loan Bank stock recoverability, management performs an analysis based on the Federal Home Loan Bank’s current activities. The Company also reviews the quoted stock prices and underlying financial statements on the available-for-sale and cost method bank stocks with comparisons to the original cost and considering the duration of any loss, prospects for recovery, and significance of the loss to determine any impairment. The Company determines future taxable income and current tax law to determine the valuation of deferred tax assets.
     Cash Equivalents
The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2009 and 2008, cash equivalents consisted primarily of other interest-bearing accounts.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
The financial institutions holding the Company’s cash accounts are participating in the FDIC’s Transaction Account Guarantee Program. Under that program, through June 30, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.
Effective October 3, 2008, the FDIC’s insurance limits increased to $250,000. The increase in federally insured limits is currently set to expire December 31, 2013. At December 31, 2009, the Company’s interest-bearing cash accounts exceeded federally insured limits by approximately $1,477,000.
     Securities
Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment (ASC 320-10). When the Company does not intend to sell a debt security, and it is more likely than not, the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.
For equity securities, when the Company has decided to sell an impaired available-for-sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other than temporary even if a decision to sell has not been made.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
     Equity Method Investments
The Company had investments in common stock of companies recorded under the equity method of accounting. The equity method is used whenever the Company lacks control, but exercises significant influence over the operating and financial policies of an investee. Under the equity method, the Company increases (decreases) its carrying amount of its investment in the investees to reflect the Company’s share of income (losses) and reduces its investment to reflect dividends received. The Company’s share of the income (losses) in the investees is included in the Company’s net income (loss). The Company sold its remaining equity method investments in 2007. There were no equity method investments as of December 31, 2009 and 2008.
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
     Loans Held for Sale
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon the sale of the loan.
     Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for loan losses, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.
For loans amortized at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.
The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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
The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and agricultural, construction and land development, and commercial and agricultural real estate loans by either the present value of expected future cash flows discounted at

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.
Groups of loans with similar risk characteristics, including individually evaluated loans not determined to be impaired, are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment measurements unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.
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
The estimated useful lives for each major depreciable classification of premises and equipment are as follows:

Buildings and improvements	35-40 years
Leasehold improvements	5-10 years
Equipment	3-5 years
     Federal Home Loan Bank Stock
Federal Home Loan Bank stock is stated at cost and is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula, carried at cost and evaluated for impairment.
The Company owned approximately $1,931,000 and $3,506,000 of Federal Home Loan Bank of Chicago (“FHLB”) stock as of December 31, 2009 and 2008, respectively. The Company has also recognized $1,575,000 of FHLB stock of Chicago in discontinued operations. During the third quarter of 2007, FHLB received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. The FHLB will continue to provide liquidity and funding through advances and purchase loans through the MPF program. With regard to dividends, the FHLB will continue to assess their dividend capacity each quarter and may make appropriate request for approval from their regulator. Since the FHLB did not pay a dividend during the fourth quarter of 2007 or the calendar years of 2009 and 2008, the stock is considered a non-performing asset as of December 31, 2009 and 2008. Management performed an analysis and determined the cost method investment in this FHLB stock was recoverable as of December 31, 2009 and 2008.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
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
     Mortgage Servicing Rights
Mortgage servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets. Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer. The Company subsequently measures each class of servicing asset using the amortization method. Under the amortization method, servicing rights are amortized in proportion to and over the period of estimated net servicing income. The amortized assets are assessed for impairment or increased obligation based on fair value at each reporting date.
Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. These variables change from quarter to quarter as market conditions and projected interest rates change, and may have an adverse impact on the value of the mortgage servicing right and may result in a reduction to noninterest income.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
Each class of separately recognized servicing assets subsequently measured using the amortization method are evaluated and measured for impairment. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the carrying amount of the servicing assets for that tranche. The valuation allowance is adjusted to reflect changes in the measurement of impairment after the initial measurement of impairment. Changes in valuation allowances are reported separately on the income statement. Fair value in excess of the carrying amount of servicing assets for that stratum is not recognized.
Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.
     Treasury Stock
Treasury stock is stated at cost. Cost is determined by the first-in, first-out method.
     Assets and Liabilities Held for Sale
Assets and liabilities held for sale are related to the sale of Brown County State Bank and Marine Bank. The Board of Directors has approved a plan to sell the two subsidiary banks and have entered into an agreement to sell the banks in their present condition. Assets and liabilities held for sale are carried at the lower of cost or fair value in the aggregate. See Note 24 for the disclosure regarding the treatment of Brown County and Marine Bank and Trust as discontinued operations.
     Income Taxes
The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.
The Company recognizes interest and penalties on income taxes as a component of income tax expense.
The Company files consolidated income tax returns in the U.S. federal jurisdiction and various states with its subsidiaries, with the exception of Mid-America Bancorp, Inc. The Company’s ownership of Mid-America Bancorp, Inc. was 55.5% at December 31, 2009, which does not meet the requirements to be included in the Company’s consolidated tax returns. The Company is no longer subject to the U.S. federal or state income tax examinations by tax authorities for years before 2006.
Self Insurance
The Company has elected to self-insure certain costs related to employee health benefit programs. Costs resulting from uninsured losses are charged to income when incurred. The Company has purchased insurance that limits its exposure to individual and aggregate amounts in any given year.
Earnings Per Share
Earnings per share have been computed for continuing and discontinued operations based upon the weighted-average common shares outstanding during each year.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) includes unrealized appreciation (depreciation) on available-for-sale securities, and changes in the funded status of defined benefit pension plans.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
Trust Assets
Assets held in fiduciary or agency capacities are not included in the consolidated balance sheets since such items are not assets of the Company. Fees from trust activities are recorded on an accrual basis over the period in which the service is provided. Fees are a function of the market value of assets managed and administered, the volume of transactions, and fees for other services rendered, as set forth in the underlying client agreement with the Company’s Trust Department. This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on estimated asset valuations and transaction volumes. Generally, the actual trust fee is charged to each account on a monthly prorated basis. Any out of pocket expenses or services not typically covered by the fee schedule for trust activities are charged directly to the trust account on a gross basis as trust revenue is incurred. The Company manages or administers 601 trust accounts with assets totaling approximately $597,344,000 and $605,928,000 at December 31, 2009 and 2008, respectively.
Reclassifications
Certain reclassifications have been made to the 2008 and 2007 financial statements to conform to the 2009 financial statement presentation. These reclassifications had no effect on net income (loss).
Note 2: Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses of securities are as follows:

	Continuing Operations
		Gross	Gross		Discontinued
	Amortized	Unrealized	Unrealized		Operations
	Cost	Gains	Losses	Fair Value	Fair Value
Available-for-sale Securities:
December 31, 2009:
Mortgage-backed securities: GSE residential	$92,710	$2,789	$(145)	$95,354	$38,460
State and political subdivisions	28,525	1,019	(5)	29,539	2,889
Equity securities	3,603	162	(508)	3,257	105

	$124,838	$3,970	$(658)	$128,150	$41,454

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
December 31, 2008:
U.S. Government and federal agencies	$4,697	$90	$—	$4,787
Mortgage-backed securities: GSE residential	125,691	2,783	(29)	128,445
State and political subdivisions	44,892	808	(34)	45,666
Equity securities	6,500	—	(206)	6,294

	$181,780	$3,681	$(269)	$185,192

	Continuing Operations
					Discontinued
		Gross	Gross		Operations
	Amortized	Unrealized	Unrealized		Amortized
	Cost	Gains	Losses	Fair Value	Cost
Held-to-maturity Securities:
December 31, 2009:
Mortgage-backed securities:
GSE residential	$2,334	$77	$—	$2,411	$1,120

December 31, 2008:
Mortgage-backed securities:
GSE residential	$5,992	$149	$(1)	$6,140
State and political subdivisions	2,913	48	—	2,961

	$8,905	$197	$(1)	$9,101

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
The amortized cost and fair value of available-for-sale securities and held-to-maturity securities held in continuing operations at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$4,473	$4,520	$—	$—
One to five years	18,451	19,316	—	—
Five to ten years	1,955	2,057	—	—
After ten years	3,646	3,646	—	—

	28,525	29,539	—	—
Mortgage-backed securities: GSE residential	92,710	95,354	2,334	2,411
Equity securities	3,603	3,257	—	—

Totals	$124,838	$128,150	$2,334	$2,411

The available-for-sale and held-to-maturity securities included in discontinued operations had a majority of its maturities within one to five years.
The carrying value of securities pledged as collateral, to secure public deposits, Federal Home Loan Bank advances, repurchase agreements and for other purposes, amounted to $47,427,000 for continuing operations and $26,373,000 for discontinued operations at December 31, 2009 and $103,797,000 at December 31, 2008.
In May 2008, the Company sold its investment in the common stock of First Charter Corporation, an available-for-sale security, recognizing a gain of $942,000. Income tax expense of $358,000 was recognized on the sale of available-for-sale securities during 2008. There were no sales of available-for-sale securities during 2009 or 2007.
The Company also owned shares of NorthStar Bancshares, Inc. (“NorthStar”), as an equity method investment in prior years. On July 5, 2006, Enterprise Financial Services Corp. (“Enterprise”) acquired the outstanding common stock of NorthStar, (including the Company’s 19.6% equity interest in NorthStar) in a stock and cash transaction. The Company was entitled to receive for each of its 228,392 shares of NorthStar, $5.895 in cash and .918 share of Enterprise common stock, less .231 share of Enterprise placed in escrow as a reserve against potential losses incurred by Enterprise resulting from certain NorthStar loans as well as breach of contract by NorthStar (“the contingency”). The balance of the Company’s equity method investment of $3,208,000 and related unamortized core deposit intangible of $702,000 totaled $3,910,000 as of the date of the sale. The Company received $1,347,000 in cash and 156,964 shares of Enterprise, valued at $4,032,000 in 2006. In addition, 52,670 shares of Enterprise were placed in escrow and allocated to the Company

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
in 2006. The amount of the cash and value of Enterprise stock received in the transaction, excluding the stock placed in escrow, in excess of the unamortized cost totaled approximately $1,469,000 and was recorded as a gain in 2006. In 2007, the contingency was resolved, and the Enterprise shares held in escrow, less the shares liquidated to satisfy losses incurred on certain NorthStar loans, were distributed to the former NorthStar shareholders. As part of the distribution, the Company received 28,122 shares of Enterprise, valued at $699,000, which was recorded as a gain in 2007. During 2008, the Company sold 362 shares of Enterprise, recording a loss on the sale of $1,000. As of December 31, 2009 and 2008, the Company owned 184,724 shares of Enterprise, representing approximately 1.8% of the outstanding common stock of Enterprise, and was recorded as an available-for-sale investment of the Company.
With the exception of U.S. governmental agencies and corporations, the Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders’ equity at December 31, 2009.
During 2009, the Company recognized other-than-temporary impairment charges of $1,504,000 on two of its investments in stock of other financial institutions, which are carried as available-for-sale securities. During 2008, the Company recognized other-than-temporary impairment charges of $4,024,000 on four of its investments in stock of other financial institutions, which are carried as available-for-sale securities. These impairments were determined based on the difference between the Company’s carrying value and quoted market prices for the stocks as of December 31, 2009 and 2008, respectively. In making the determination of impairment for each of these investments, the Company considered the duration of the loss, prospects for recovery in a reasonable period of time and the significance of the loss compared to carrying value.
Certain investments in debt and marketable equity securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments held in continuing operations at December 31, 2009 and 2008, was $17,462,000 and $12,967,000, which is approximately 13% and 7% of the Company’s available-for-sale and held- to-maturity investment portfolios. These declines primarily resulted from recent changes in market interest rates and recent volatility in the stock market for equities.
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

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008:

	Less Than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2009
Mortgage-backed securities	$12,518	$(145)	$92	$—	$12,610	$(145)
State and political subdivisions	1,831	(5)	182	—	2,013	(5)
Equity securities	2,839	(508)	—	—	2,839	(508)

Total temporarily impaired securities	$17,188	$(658)	$274	$—	$17,462	$(658)

December 31, 2008
Mortgage-backed securities	$7,594	$(28)	$106	$(2)	$7,700	$(30)
State and political subdivisions	3,406	(30)	1,021	(4)	4,427	(34)
Equity securities	840	(206)	—	—	840	(206)

Total temporarily impaired securities	$11,840	$(264)	$1,127	$(6)	$12,967	$(270)

The debt securities included in discontinued operations did not have any significant unrealized losses exceeding twelve (12) months or more as of December 31, 2009.
Note 3: Equity and Cost Method Investments in Common Stock
The Company has no equity method investments in common stock as of December 31, 2009 and 2008. The Company owned shares of New Frontier Bancshares, Inc. (“New Frontier”) as an equity method investment in prior years. On September 27, 2007, the Company completed the sale of its 36.4% equity position in New Frontier for $6,790,576. New Frontier repurchased 32,647 shares of its common stock, valued at $208 per share, and paid the Company in cash. The Company had made incremental investments in New Frontier since 2000 totaling $4,716,032, net of amortization of core deposit intangibles, at an average cost of approximately $144 per share. The Company recorded a gain on the sale of $2,074,544.
The Company has minority investments in the common stock of other community banks which are not publicly traded that are recorded under the cost method of accounting. The Company had investments in three community banks at December 31, 2009 totaling $1,392,000 and in five community banks at December 31, 2008 totaling $3,314,000.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
The Company’s cost method investments are reviewed annually for impairment based on each investee’s earnings performance, asset quality, changes in the economic environment, and current and projected future cash flows. Based on this review in 2009, the Company determined three investments to be other-than-temporarily impaired due to poor earnings and asset quality. Two of the banks were closed by the FDIC and the Company’s investment was reduced to $0. The Company recognized an impairment charge of $1,922,000 on these cost method investments based on the difference between the Company’s cost and the investees’ book value, which were determined to be a reasonable estimate of fair value.
During 2008, one of the Company’s cost method investments was reclassified to an available-for-sale security due to the investee becoming publicly traded in 2008.
Note 4: Loans and Allowance for Loan Losses
Categories of loans at December 31, include:

	2009
	Continuing Operations	Discontinued Operations	2008

Commercial and agricultural	$167,390	$64,357	$296,265
Commercial real estate	336,525	61,856	564,483
Residential real estate	193,136	53,588	339,261
Consumer	74,793	32,157	132,000
Floor plan loans	4,145	—	7,365

Total loans	775,989	211,958	1,339,374

Less
Allowance for loan losses	18,851	1,820	23,467

Net loans	$757,138	$210,138	$1,315,907

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
Activity in the allowance for loan losses was as follows:

	2009
		Discontinued
	Continuing Operations	Operations	2008	2007

Balance, beginning of year	$19,038	$4,429	$12,794	$10,613
Purchased allowance	—	—	—	1,126
Provision charged to expense	22,083	1,261	23,845	2,969
Losses charged off, net of recoveries of $205 (continuing operations) and $33 (discontinued operations) for 2009, $504 for 2008, and $261 for 2007	(22,270)	(754)	(13,172)	(1,914)
Disposal of HNB	—	(3,116)	—	—

Balance, end of year	$18,851	$1,820	$23,467	$12,794

The loan portfolio includes a concentration of loans to agricultural and agricultural-related industries amounting to $9,832,000 (continuing operations) and $33,088,000 (discontinued operations) as of December 31, 2009 and $68,192,000 as of December 31, 2008. Generally, those loans are collateralized by assets of the borrower. The loans are expected to be repaid from cash flows or from proceeds of sale of selected assets of the borrowers.
At December 31, 2009, the Company held a concentration in commercial real estate loans amounting to $336,525,000 (continuing operations) and $61,856,000 (discontinued operations) and $564,483,000 at December 31, 2008.
A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
Impaired loans totaled $111,249,000 (continuing operations) and $72,090,000 at December 31, 2009 and 2008, respectively. An allowance for loan losses of $7,242,000 (continuing operations) and $9,636,000 relates to impaired loans of $51,384,000 (continuing operations) and $39,041,000 at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, impaired loans of $59,866,000 (continuing operations) and $33,049,000 had no related allowance for loan losses. The amount of impairment recorded through the allowance for loan losses is measured on a loan-by-loan basis by either the present value of expected future cash flows, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. Interest of approximately $4,425,000 (continuing operations), $4,106,000, and $2,207,000 was recognized on average impaired loans of $89,217,000 (continuing operations), $76,532,000, and $20,815,000 for 2009, 2008, and 2007, respectively. Interest of approximately $3,946,000 (continuing operations), $4,074,000, and $2,303,000 was received on impaired loans on a cash basis during 2009, 2008, and 2007, respectively.
The impaired loans total $5,325,000 (discontinued operations) at December 31, 2009. An allowance for loan loss of $158,000 (discontinued operations) relates to impaired loans of $512,000 (discontinued operations). At December 31, 2009, impaired loans of $4,813,000 (discontinued operations) had no related allowance for loan losses. Interest of approximately $233,000 (discontinued operations) was recognized on average impaired loans of $3,859,000 (discontinued operations) for 2009. Interest of approximately $298,000 (discontinued operations) was received on impaired loans on a cash basis during 2009.
At December 31, 2009 and 2008, accruing loans delinquent 90 days or more totaled $393,000 (continuing operations) and $3,856,000, respectively. Non-accruing loans at December 31, 2009 and 2008 were $50,030,000 (continuing operations) and $34,097,000, respectively. At December 31, 2009, accruing loans delinquent 90 days or more totaled $597,000 (discontinued operations). Non-accruing loans at December 31, 2009 were $919,000 (discontinued operations).
See Note 20 for the Company’s concentration of credit risk related to certain loan groups.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
Note 5: Premises and Equipment
Major classifications of premises and equipment, stated at cost, are as follows:

	2009
	Continuing Operations	Discontinued Operations	2008

Land	$3,554	$476	$6,730
Buildings and improvements	23,163	3,913	35,258
Leasehold improvements	1,758	—	1,952
Equipment	13,109	2,532	19,603
Construction in progress	—	—	30

	41,584	6,921	63,573
Less accumulated depreciation	15,914	3,232	22,957

Net premises and equipment	$25,670	$3,689	$40,616

The Company completed construction of its corporate headquarters in Quincy, Illinois during the first quarter of 2008. Total capital expenditures for the project were approximately $14,424,000.
Note 6: Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 were:

	2009	2008

Balance as of January 1	$44,653	$43,934
Goodwill acquired in Royal Palm acquisition	—	—
Goodwill acquired in HNB acquisition	—	719
Goodwill impairment	(44,653)	—

Balance as of December 31	$—	$44,653

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

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
In accordance with ASC 350, formerly SFAS No. 142, the Company’s goodwill is tested annually for potential impairment and more frequently if events or changes in circumstances indicate the asset might be impaired. Due to the decline in the Company’s stock price and the additional provision for loan losses and increased nonperforming assets at several of its subsidiaries, particularly Royal Palm, the Company hired a valuation specialist to perform an interim valuation of the Company’s goodwill to test for impairment during 2009.
ASC 350 has a two-step process to test goodwill for impairment. The first step is to compare the estimated fair value, including goodwill, of the reporting unit (the Company) to its net book value. If the estimated fair value is less than the net book value, a second step is required. The Company evaluated the first step by utilizing three valuation methodologies including the Comparable Transactions approach, the Control Premium approach, and the Discounted Cash Flow approach. The Comparable Transactions approach is based on pricing ratios recently paid in the sale or merger of reasonably comparable banking franchises; the Control Premium approach is based on the Company’s trading price and application of industry based control premiums; and the Discounted Cash Flow approach is estimated based on the present value of projected dividends and a terminal value, based on a five-year forward-looking operating scenario. Based on the three approaches, it was determined the fair value, including goodwill, was lower than its net book value. This was primarily due to the Company’s continued stock price decline, the additional provisions for loan losses, and increased nonperforming assets at several of its subsidiaries, particularly Royal Palm. Therefore, the Company performed the second step as required by ASC 350. In the second step of the process, the implied fair value of the Company’s goodwill (determined by comparing the estimated fair value of the Company to the sum of the fair values of the Company’s tangible and separately identifiable intangible net assets as determined by ASC 805, formerly SFAS No. 141R) was compared with the carrying value of goodwill in order to determine the amount of impairment. As a result of the second step of the process, the Company determined that the goodwill was fully impaired during the second quarter of 2009, and recorded an impairment charge of $44.6 million ($30.4 million in continuing operations and $14.2 million in discontinued operations).

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
Note 7: Core Deposit and Other Intangible Assets
The carrying basis and accumulated amortization of recognized intangible assets at December 31, was:

	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposits	$1,498	$846	$4,681	$1,093
Intangible asset with indefinite life	414	—	414	—

	$1,912	$846	$5,095	$1,093

A reconciliation of core deposit and other intangibles for the period is as follows:

	2009		2008		2007
		Accumulated		Accumulated		Accumulated
	Carrying Values	Amortization	Carrying Values	Amortization	Carrying Values	Amortization

Balance as of January 1	$5,095	$1,093	$5,095	$581	$2,558	$448
Acquisition of HNB	—	—	—	—	3,183	—
Purchase of additional Mid America stock	—	—	—	—	99	—
Disposal of New Frontier	—	—	—	—	(762)	(227)
Acquisition with intangible with indefinite life	—	—	—	—	17	—
Amortization of core deposit intangibles	—	496	—	512	—	360
Disposal of HNB	(3,183)	(743)	—	—	—	—

Balance as of December 31	$1,912	$846	$5,095	$1,093	$5,095	$581

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $178,000, $193,000, and $254,000, respectively for continuing operations. Estimated amortization expense for each of the following five years is:

2010	$160,000
2011	131,000
2012	122,000
2013	107,000
2014	77,000
The Company recognized amortization expense of $318,000, $318,000, and $106,000 related to discontinued operations for the years ended December 31, 2009, 2008 and 2007.
Note 8: Loan Servicing
Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was approximately $200,229,000 and $239,628,000 at December 31, 2009 and 2008, respectively.
Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $1,199,000 and $1,173,000 at December 31, 2009 and 2008, respectively.
The aggregate estimated fair value of capitalized mortgage servicing rights at December 31, 2009, 2008 and 2007 totaled $961,000, $959,000, and $1,630,000, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

	2009	2008	2007

Mortgage servicing rights
Balance, beginning of year	$959	$1,307	$994
Servicing rights capitalized	935	309	171
Servicing rights from HNB acquisition	—	—	276
Recovery of MSR income	244	—	—
Amortization of servicing rights	(458)	(253)	(134)

	1,680	1,363	1,307
Valuation allowance	(366)	(404)	—
Disposal of HNB	(429)	—	—

	$885	$959	$1,307

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
Activity in the valuation allowance for mortgage servicing rights was as follows:

	2009	2008	2007

Balance, beginning of year	$404	$—	$—
Additions	—	404	—
Reductions	(244)	—	—
Direct write-downs	—	—	—
Disposal of HNB	206	—	—

Balance, end of year	$366	$404	$—

Note 9: Interest-Bearing Deposits
Interest-bearing deposits in denominations of $100,000 or more were approximately $264,406,000 (continuing operations) and $24,678,000 (discontinued operations) at December 31, 2009 and $254,956,000 at December 31, 2008.
At December 31, 2009, the scheduled maturities of time deposits, including brokered deposits, are as follows:

	Continuing	Discontinued
	Operations	Operations

2010	$279,744	$71,810
2011	154,863	14,910
2012	58,562	8,263
2013	56,034	10,793
2014	14,635	6,494
Thereafter	31,338	—

	$595,176	$112,270

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
Note 10: Short-Term Borrowings
Short-term borrowings included the following at December 31:

	2009
	Continuing Operations	Discontinued Operations	2008

Federal funds purchased	$6,999	$—	$1,158
Securities sold under agreements to repurchase	10,259	5,062	17,365
U.S. Treasury demand notes	1,482	—	4,307
Short-term Federal Home Loan Bank borrowings	—	—	2,000
Short-term Federal Reserve Bank borrowings	—	—	12,500
Short-term note payable	1,000	—	—
Other short-term borrowings	11,000	—	11,897

Total short-term borrowings	$30,740	$5,062	$49,227

Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The obligations are secured by mortgage-backed securities and such collateral is held by Wilmington Trust and United Missouri Bank. The maximum amount of outstanding agreements at any month end during 2009 and 2008 totaled $21,429,000 and $27,097,000 and the monthly average of such agreements was $12,582,000 and $24,405,000, respectively. All of the agreements at December 31, 2009 mature within 12 months.
Short-term notes payable at December 31, 2009 consist of obligations due to various individuals, all with maturity dates of June 30, 2010 and interest payable quarterly at an annual rate of 5.5%. These notes are secured by the common stock of Heartland Bank.
Other short-term borrowings consisted of three notes payable at December 31, 2008:
1.	A demand note with Great River Bancshares, Inc. (“Great River”), owned by R. Dean Phillips (“Phillips”), a significant shareholder of the Company, with a principal balance of $7,552,000 and an annual interest rate of 7.5%. The principal balance, together with accrued interest, was payable immediately upon Great River’s written demand. The note was secured by 100% of the outstanding shares of the Banks. During 2009, the Company borrowed an additional $4,000,000 from Great River with terms consistent with the first note. Principal and interest on both notes were paid in full in December 2009 as part of the Exchange Agreement with Phillips, wherein Phillips acquired HNB National Bank (“HNB”) in exchange for the repayment of $28 million of the Great River debt.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
2.	A note payable by Mid-America Bancorp, Inc. to First Community Bank of Lee’s Summit, Missouri. The note had a principal balance of $4,000,000 and an annual interest rate of 7.0%. Both the principal balance and accrued interest were payable on demand. As of February 5, 2009, the Company assumed this note from First Community Bank by issuance of an inter-company convertible debenture to Mid-America. The debentures are eliminated on a consolidated basis and therefore excluded in the Company’s financial statements.

3.	A note payable resulting from HNB foreclosing on a loan where HNB was the secondary lien-holder on the property. As of December 31, 2008, HNB owed the primary lien-holder $345,000, which was paid during January 2009.
At December 31, 2009, other short-term borrowings consisted of a term note payable to Great River with a principal balance of $11,000,000, a maturity date of January 31, 2010 and an annual interest rate of 7.5%. Both principal and interest were paid in full in February 2010 from the proceeds of the sale of Marine Bank and Trust and Brown County State Bank (see Note 24).
Note 11: Long-Term Debt and Junior Subordinated Debentures
Long-term debt and junior subordinated debentures consisted of the following components at December 31:

	2009
	Continuing	Discontinued
	Operations	Operations	2008

Federal Home Loan Bank advances, fixed rates from 3.15% to 5.30% (continuing operations) and 4.52% to 5.30% (discontinued operations), due at various dates through 2013 (continuing operations) and 2016 (discontinued operations)	$18,000	$13,500	$60,500
Note payable, fixed rate of 7.50%, due August 31, 2010	5,037	—	5,037
Note payable, fixed rate of 7.50%, due August 31, 2010	135	—	2,015
Note payable, fixed rate of 7.50%, due November 10, 2009	—	—	15,109
Junior subordinated debenture, variable rate, due June 30, 2013	2,000	—	2,000
Junior subordinated debentures owed to unconsolidated subsidiaries	61,858	—	61,858

Total long-term debt	$87,030	$13,500	$146,519

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
The Federal Home Loan Bank (FHLB) advances are secured by U.S. Government agency and mortgage-backed securities, first-mortgage loans, and all stock in the FHLB owned by the Company. The advances are subject to restrictions or penalties in the event of prepayments. The Company has $18,000,000 (continuing operations) and $13,500,000 (discontinued operations) in FHLB borrowings having a weighted average rate of 4.91% which are subject to being called beginning in 2010.
During December 2008, Great River assumed three notes payable from US Bank (“USB”) with principal balances of $15,109,000, $5,037,000, and $2,015,000. The terms of the assumed notes were the same as the terms with USB, including the various covenants.
The $15,109,000 note payable was secured by 100% of the outstanding shares of the Banks. Interest was payable quarterly at a fixed annual rate of 6.09% until amended in November 2009 to a fixed annual rate of 7.5%. Principal was due in three payments as follows: $375,000 due March 31, 2009, $375,000 due June 30, 2009, and $14,359,000 due on November 10, 2009. Both principal and interest pertaining to this note were paid in full in December 2009 as part of the Exchange Agreement with Phillips.
The $5,037,000 and $2,015,000 notes payable were secured by 100% of the outstanding shares of the Banks. Interest was payable quarterly at fixed annual rates of 6.13% and 6.27%, respectively, until amended in November 2009 to fixed annual rates of 7.5%. Principal was due in four payments as follows: $125,000 each due December 31, 2009, $125,000 each due March 31, 2010, $125,000 each due June 30, 2009, and the remaining principal of $4,662,000 and $1,640,000, respectively, due August 31, 2010. Principal of $1,880,000 and interest pertaining to the $2,015,000 note were paid as part of the Exchange Agreement with Phillips leaving a principal balance due of $135,000 at December 31, 2009. This balance, along with both principal and interest pertaining to the $5,037,000 note, was paid in full in February 2010 from the proceeds of the sale of Marine Bank and Trust and Brown County State Bank (see Note 24).
The notes payable had various covenants including ratios relating to the Company’s capital, allowance for loan losses, return on assets, non-performing assets and debt service coverage. At December 31, 2008, the Company’s non-performing assets to primary capital ratio of 26% was in noncompliance with the covenant requiring an 18% maximum. Also at December 31, 2008, the Company’s fixed charge coverage ratio of (.72)% was in noncompliance with the covenant requiring a minimum of 1.10%. The notes payable were due upon demand due to the debt covenant noncompliance and Great River could have required repayment at its discretion before maturity. In April 2009, the Company received a waiver from Great River relating to the debt covenant violations at December 31, 2008.
On November 21, 2009, the Company entered into a Second Waiver and Amendment (the “Second Waiver”) to the Fourth Amended and Restated Loan Agreement by and between the Company and Great River. The Second Waiver waived the Company’s breaches of, and amended, certain financial and other covenants, extended the principal payment and maturity dates on certain of the notes payable, and provided that all principal and interest related to the notes payable would be repaid from the proceeds of the sale of Marine Bank and Trust and Brown County State Bank (see Note 24). As of December 31, 2009, the Company was in compliance with all debt covenants

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
related to the notes payable with Great River. In February 2010, the sale of Marine Bank and Trust and Brown County State Bank was consummated, and all principal and interest due to Great River was paid in full. On August 15, 2007, Mercantile Bank assigned its debenture with affiliate Heartland Bank to Security Bank of Pulaski Co. in the amount of $2,000,000. This debenture was originally issued June 30, 2005 with a maturity date of June 30, 2013. Interest is payable semi-annually on June 30 and December 31 at the prime rate of interest. At December 31, 2009, this rate was 3.25%. Principal is payable in full on June 30, 2013.
During 2005, the Company issued $10,310,000 of junior subordinated debt owed to Mercantile Bancorp Capital Trust I (“Trust”). The Trust is a wholly-owned unconsolidated subsidiary, which was formed on August 25, 2005, to issue cumulative preferred securities. The Company owns all of the securities of the Trust that possess general voting powers. The Company issued shares of the preferred securities through a private placement offering on August 25, 2005 through the Trust. The Trust invested the proceeds in the Company’s junior subordinated debentures. The junior subordinated debentures have a fixed interest rate for approximately 10 years of 6.10%, which was the rate on December 31, 2009 and 2008. Commencing November 25, 2015, the rate is equal to 3 month LIBOR plus 144 basis points. The junior subordinated debentures mature on August 25, 2035 and are callable, at the option of the Company, at par on or after November 23, 2010. The Trust’s sole asset is the Company’s junior subordinated debt. The Company’s obligations with respect to the issuance of the preferred securities constitute a full and unconditional guarantee of the Trust’s obligations with respect to the preferred securities. Interest on the junior subordinated debentures and distributions on the preferred securities are payable quarterly in arrears. Distributions on the preferred securities are cumulative. The Company has the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the junior subordinated debentures, which will require deferral of distribution of the preferred securities, for a period not exceeding 20 consecutive quarterly periods, provided that such deferral may not extend beyond the stated maturity of the junior subordinated debentures. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption.
During 2006, the Company issued $20,619,000 of junior subordinated debt owed to Mercantile Bancorp Capital Trust II (“Trust”). The Trust is a wholly-owned unconsolidated subsidiary, which was formed on July 13, 2006, to issue cumulative preferred securities. The Company owns all of the securities of the Trust that possess general voting powers. The Company issued shares of the preferred securities through a private placement offering on July 13, 2006 through the Trust. The Trust invested the proceeds in the Company’s junior subordinated debentures. The junior subordinated debentures have a variable interest rate of LIBOR plus 165 basis points, which was 1.90% on December 31, 2009. The rate resets quarterly. The junior subordinated debentures mature on July 13, 2036 and are callable, at the option of the Company, at par on or after July 13, 2011. The Trust’s sole asset is the Company’s junior subordinated debt. The Company’s obligations with respect to the issuance of the preferred securities constitute a full and unconditional guarantee of the Trust’s obligations with respect to the preferred securities. Interest on the junior subordinated debentures and distributions on the preferred securities are payable quarterly in arrears. Distributions on the preferred securities are cumulative. The Company has the right, at any time, so long as no event of default has occurred and is continuing, to defer payments

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
of interest on the junior subordinated debentures, which will require deferral of distribution of the preferred securities, for a period not exceeding 20 consecutive quarterly periods, provided that such deferral may not extend beyond the stated maturity of the junior subordinated debentures. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption.
During 2006, the Company issued $10,310,000 of junior subordinated debt owed to Mercantile Bancorp Capital Trust III (“Trust”). The Trust is a wholly-owned unconsolidated subsidiary, which was formed on July 13, 2006, to issue cumulative preferred securities. The Company owns all of the securities of the Trust that possess general voting powers. The Company issued shares of the preferred securities through a private placement offering on July 13, 2006 through the Trust. The Trust invested the proceeds in the Company’s junior subordinated debentures. The junior subordinated debentures have a fixed interest rate for approximately 5 years, which was 7.17% on December 31, 2009. Commencing September 2011, the rate is equal to 3 month LIBOR plus 153 basis points. The junior subordinated debentures mature on July 13, 2036 and are callable, at the option of the Company, at par on or after July 13, 2011. The Trust’s sole asset is the Company’s junior subordinated debt. The Company’s obligations with respect to the issuance of the preferred securities constitute a full and unconditional guarantee of the Trust’s obligations with respect to the preferred securities. Interest on the junior subordinated debentures and distributions on the preferred securities are payable quarterly in arrears. Distributions on the preferred securities are cumulative. The Company has the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the junior subordinated debentures, which will require deferral of distribution of the preferred securities, for a period not exceeding 20 consecutive quarterly periods, provided that such deferral may not extend beyond the stated maturity of the junior subordinated debentures. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption.
During 2007, the Company issued $20,619,000 of junior subordinated debt owed to Mercantile Bancorp Capital Trust IV (“Trust”). The Trust is a wholly-owned unconsolidated subsidiary, which was formed on August 30, 2007, to issue cumulative preferred securities. The Company owns all of the securities of the Trust that possess general voting powers. The Company issued shares of the preferred securities through a private placement offering on August 30, 2007 through the Trust. The Trust invested the proceeds in the Company’s junior subordinated debentures. The junior subordinated debentures have a fixed interest rate for approximately 10 years, which was 6.84% on December 31, 2009. Commencing November 2017, the rate is equal to 3 month LIBOR plus 158 basis points. The junior subordinated debentures mature on October 30, 2037 and are callable, at the option of the Company, at par on or after October 30, 2017. The Trust’s sole asset is the Company’s junior subordinated debt. The Company’s obligations with respect to the issuance of the preferred securities constitute a full and unconditional guarantee of the Trust’s obligations with respect to the preferred securities. Interest on the junior subordinated debentures and distributions on the preferred securities are payable quarterly in arrears. Distributions on the preferred securities are cumulative. The Company has the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the junior subordinated debentures, which will require deferral of distribution of the preferred securities, for a period not

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
exceeding 20 consecutive quarterly periods, provided that such deferral may not extend beyond the stated maturity of the junior subordinated debentures. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption.
Beginning in June 2009 the Company elected to defer regularly scheduled interest payments on all of its outstanding junior subordinated debentures relating to its trust preferred securities. The terms of the debentures and the trust documents allow the Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the debentures. At December 31, 2009 unpaid deferred interest on the debentures totaled approximately $2.3 million.
Although the interest payments are being deferred, the Company continues to record accrued interest on the debentures in its financial statements. The interest expense was approximately $3.3 million, $3.9 million and $3.3 million for the years ended December 31, 2009, 2008, and 2007 respectively.
The trust preferred securities issued by Trust I, Trust II, Trust III, and Trust IV are included as Tier I capital of the Company for regulatory capital purposes. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation for Tier I capital for regulatory purposes. The final rule provided a five-year transition period ending September 30, 2009, for application of the quantitative limits.
Per regulation, 25% of Tier I capital (see Note 14) can be comprised of the junior subordinated debt owed to the Trusts.
Aggregate annual maturities of long-term debt and junior subordinated debentures at December 31, 2009, are:

	Continuing	Discontinued
	Operations	Operations

2010	$10,172	$—
2011	8,000	3,000
2012	2,000	3,000
2013	5,000	—
2014	—	—
Thereafter	61,858	7,500

	$87,030	$13,500

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
Note 12: Income Taxes
The provision for income tax expense (benefit) includes these components:

	2009	2008	2007

Continuing Operations:
Taxes currently payable
Federal	$(10,094)	$(4,246)	$801
State	—	161	78

Deferred income taxes
Federal	(261)	(6,446)	68
State	(1,782)	(840)	5

Income tax expense (benefit) on continuing operations	$(12,137)	$(11,371)	$952

Discontinued Operations:
Taxes currently payable
Federal	$2,495	$3,476	$2,466
State	—	(188)	472

Deferred income taxes
Federal	159	(454)	(444)
State	(421)	(12)	(11)

Income tax expense on discontinued operations	$2,233	$2,822	$2,483

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
A reconciliation of income tax expense (benefit) on continuing operations at the statutory rate to the Company’s actual income tax expense (benefit) is shown below:

	2009	2008	2007

Computed at the statutory rate (35%)	$(22,594)	$(10,794)	$2,057
Increase (decrease) resulting from
Graduated tax rates	646	308	(59)
Tax exempt income	(529)	(577)	(718)
State income taxes	(1,176)	(448)	55
Increase in cash surrender value of life insurance	(196)	(184)	(184)
Goodwill impairment	10,332	—	—
Gain on sale of BOLI policies	694	—	—
Changes in the deferred tax asset valuation allowance	5,590	—	—
Tax basis difference on exchange of HNB	(5,009)	246	—
Other	105	77	(199)

Actual tax expense (benefit)	$(12,137)	$(11,371)	$952

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2009	2008

Deferred tax assets
Allowance for loan losses	$6,885	$8,467
Accrued compensated absences	115	236
Deferred compensation	759	1,349
Accrued postretirement benefits	125	156
Deferred loss on investments	2,050	825
Capital loss carryforward on disposal of HNB	5,773	—
Net operating loss carryforward of Mid-America Bancorp, Inc.	2,395	962
Stock options	111	111
Deferred loan fees	80	79
Alternative minimum tax credits	149	441
Other	1,029	468

	19,471	13,094

Deferred tax liabilities
Federal Home Loan Bank stock dividends	277	416
Depreciation	522	413
State taxes	452	382
Mortgage servicing rights	334	183
Deferred gain on sale of BOLI policies	770	—
Unrealized gains on available-for-sale securities	1,161	1,205
Purchase accounting adjustments	35	1,151
Other	118	163

	3,669	3,913

Net deferred tax asset before valuation allowance	$15,802	$9,181

Valuation allowance
Beginning balance	$—	$—
(Increase) decrease during the period	(5,590)	—

Ending balance	(5,590)	—

Net deferred tax asset	$10,212	$9,181

As of December 31, 2009, the Company had $7,043,000 of net operating loss carryforwards relating to Mid-America Bancorp, Inc. The carryforwards expire in 15-20 years.
As of December 31, 2009, the Company had $149,000 of alternative minimum tax credits available to offset future federal income taxes. The credits have no expiration date.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
Note 13: Other Comprehensive Income (Loss)
Other comprehensive income (loss) components and related taxes were as follows:

	2009	2008	2007
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $(115) (Continuing operations) and $412 (Discontinued operations) for 2009, $(354) for 2008, and $73 for 2007	$449	$(497)	$240
Less reclassification adjustment for the disposal of HNB, net of tax expense of $106 for 2009, $0 for 2008 and $0 for 2009	509	—	—
Less reclassification adjustment for realized gains (losses) included in income net of tax expense (benefit) of $0 for 2009, $358 for 2008 and $0 for 2007	—	584	—
Less reclassification adjustment for other-than-temporary gains (losses) included in income net of tax expense (benefit) of $(571) (Continuing operations) for 2009, $(1,727) for 2008 and $0 for 2007	(932)	(2,818)	—

Total unrealized appreciation on available-for-sale securities, net of tax expense of $456 (Continuing operations) and $306 (Discontinued operations) for 2009, $1,015 for 2008, and $73 for 2007	$872	$1,737	$240

Accumulated other comprehensive loss of equity method investee	$—	$—	$28

Defined benefit post-retirement liability, net of tax expense (benefit) of ($10) (Continuing operations) and ($2) (Discontinued operations) for 2009, ($12) for 2008, and $0 for 2007	$20	$20	$14

Total other comprehensive income (loss), net of tax	$892	$1,757	$282

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	2009
	Continuing	Discontinued
	Operations	Operations	2008
Net unrealized gain on securities available-for-sale	$3,401	$1,645	$3,412
Net unrealized loss on defined benefit post-retirement liability	(168)	(29)	(230)

	3,233	1,616	3,182

Tax effect	(1,097)	(798)	(1,120)

Net-of-tax amount	$2,136	$818	$2,062

Note 14: Regulatory Matters
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As discussed below, the Company and Banks are operating under various regulatory agreements that require certain minimum capital requirements as specified in the table below.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
Per regulation, 25% of Tier I capital can be comprised of the junior subordinated debt owed to the Trusts (see Note 12).
The Company and Banks’ actual capital amounts and ratios are presented in the following table.

			Minimum Capital
			Requirement Per		Minimum To Be Considered
			Regulation For Capital		Adequately Capitalized Per
	Actual		Adequacy Purposes		Formal Agreement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total capital (to risk-weighted assets)
Consolidated	$110,356	10.6%	$83,111	8.0%	N/A	N/A
Mercantile Bank	66,682	11.2%	47,719	8.0%	$59,649	N/A
Marine Bank and Trust	15,548	10.8%	11,474	8.0%	14,342	N/A
Brown County State Bank	7,486	11.3%	5,322	8.0%	6,653	N/A
Heartland Bank	17,504	12.9%	10,873	8.0%	13,591	12.0%
Royal Palm Bank of Florida	14,456	15.1%	7,652	8.0%	9,565	12.0%

Tier I capital (to risk-weighted assets)
Consolidated	55,178	5.3%	41,556	4.0%	N/A	N/A
Mercantile Bank	59,216	9.9%	23,860	4.0%	35,790	N/A
Marine Bank and Trust	14,279	10.0%	5,737	4.0%	8,605	N/A
Brown County State Bank	6,935	10.4%	2,661	4.0%	3,992	N/A
Heartland Bank	14,579	10.7%	5,437	4.0%	8,155	N/A
Royal Palm Bank of Florida	13,192	13.8%	3,826	4.0%	5,739	10.0%

Tier I capital (to average assets)
Consolidated	55,178	3.3%	66,611	4.0%	N/A	5.0%
Mercantile Bank	59,216	7.4%	32,033	4.0%	40,042	N/A
Marine Bank and Trust	14,279	7.3%	7,855	4.0%	9,819	N/A
Brown County State Bank	6,935	8.3%	3,362	4.0%	4,203	N/A
Heartland Bank	14,579	8.1%	7,217	4.0%	9,022	8.0%
Royal Palm Bank of Florida	13,192	8.9%	5,932	4.0%	7,415	8.0%

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
Brown County State Bank and Marine Bank and Trust were not operating under any formal agreements as of December 31, 2009. As of December 31, 2009, the most recent notification from Brown County State Bank and Marine Bank and Trust’s regulatory authorities categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. Additionally, as of December 31, 2009, Mercantile Bank was considered to be well capitalized under the regulatory framework for prompt corrective action; however, as noted below, subsequent to December 31, 2009, Mercantile Bank received a Memorandum of Understanding requiring the Bank to maintain its Tier I leverage capital ratio at no less than 8.0% and total risk-based capital ratio of no less than 12.0% by April 7, 2010. To be categorized as well capitalized, the Banks must maintain capital ratios as follows: Total capital to risk-weighted assets 10.0%, Tier I capital to risk-weighted assets 6.0% and Tier I capital to average assets of 5.0%. There are no conditions or events since that notification that management believes have changed the Banks’ category.

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

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
Without prior approval, the subsidiary banks are restricted as to the amount of dividends that they may declare to the balance of the retained earnings account, adjusted for defined bad debts. In addition, the FDIC has authority to prohibit or to limit the payment of dividends by a bank if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization. The Company, Mercantile Bank, Royal Palm Bank and Heartland Bank are each prohibited from paying any dividends without regulatory consent, pursuant to various regulatory enforcement actions taken at each bank. For further discussion, see Note 22 “Operating and Liquidity Matters.”
In connection with regular examinations of the Company, Mercantile Bank, Royal Palm Bank, Royal Palm Bancorp, Heartland Bank and Mid-America Bancorp by the Federal Reserve Bank of St. Louis (“FRB”), the FDIC, the Illinois Department of Financial and Professional Regulation “(IDFPR”) and Florida Office of Financial Regulation (“FOFR”), various actions were taken by the regulatory agencies.
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
A Written Agreement (“WA”) is a formal enforcement action by the FRB, similar in nature to an MOU, but is legally binding and will be published and made public.
On March 10, 2009, the Company received a notice from the FRB of its intent to issue an MOU, which was signed by the Company’s Board of Directors on March 17, 2009. Under the terms of the MOU, the Company is expected to, among other things, provide its subsidiary banks with financial and managerial resources as needed, submit capital and cash flow plans to the FRB and provide periodic performance updates to the FRB. In addition, the Company is prohibited from paying any special salaries or bonuses to insiders, paying dividends, paying interest related to trust preferred securities, or incur any additional debt, without the prior written approval of the FRB. On July 31, 2009, the Company submitted to the FRB a three-year strategic and capital plan designed to strengthen the Company’s and its subsidiaries’ operations and capital position going forward. The plan reflects the current challenges with respect to capital and the difficulties in projecting the impact of the economic weakness in the Company’s markets on its loan portfolio, as well as strategies to maintain the financial strength of the Company and its subsidiaries. A significant part of the plan was the initiative by the Company to sell one or more subsidiary banks in order to generate liquidity to reduce debt, improve capital ratios and provide necessary capital contributions to its remaining subsidiary banks. The result of this initiative was the exchange for debt of HNB in December 2009 and the sale of Marine Bank and Brown County in February 2010.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
On February 16, 2010, the Company executed a WA with the FRB. The terms of the WA are generally consistent with the MOU, with a requirement that an updated capital and cash flow plan be submitted to the FRB within sixty days. The Company is working with its legal advisors to submit the revised plan. As of December 31, 2009, the Company was required to have 4.0% Tier I capital to average assets to be considered adequately capitalized. The Company was below the 4% requirement at December 31, 2009. The Company expects to be in compliance by June 30, 2010 of this requirement as a result of the sale of Brown County State Bank and Marine Bank in addition to further reduction of the Company’s total assets.
On March 8, 2010, Mercantile Bank entered into a MOU with the FDIC and the IDFPR. Under the terms of the MOU, Mercantile Bank agreed, among other things, to provide certain information to each supervisory authority including, but not limited to, financial performance updates, loan performance updates, written plan for reducing classified assets and concentrations of credit, written plan to improve liquidity and reduce dependency on volatile liabilities, written capital plan, and written reports of progress. In addition, the bank agreed not to declare any dividends or make any distributions of capital without the prior approval of the supervisory authorities, and within 30 days of the date of the MOU, to maintain its Tier I leverage capital ratio at no less than 8.0% and total risk based capital ratio at no less than 12.0% by April 7, 2010. The MOU did not list a requirement for Tier I capital to risk-weighted assets. The Company is expected to inject capital by April 7, 2010 to Mercantile Bank to exceed the required ratios.
On October 3, 2008, Royal Palm Bank entered into a MOU with the FDIC and FOFR. Under the terms of the MOU, Royal Palm Bank agreed, among other things, to provide certain information to each supervisory authority including, but not limited to, financial performance updates, loan performance updates, written plan for improved earnings, written capital plan, review and assessment of all officers who head departments of the bank, and written reports of progress. In addition, Royal Palm Bank agreed not to declare any dividends or make any distributions of capital without the prior approval of the supervisory authorities, and to maintain its Tier I leverage capital ratio at no less than 8.0%, the Tier I risk based capital ratio at no less than 10.0%, and total risk based capital ratio at no less than 12.0%.
In May 2009, Royal Palm Bank entered into a stipulation and consent to the issuance of a CDO with the FDIC and FOFR. The CDO was issued and became effective May 30, 2009. Under the CDO, Royal Palm agreed, among other things, to provide certain information to each supervisory authority including, but not limited to, notification of plans to add any individual to the board of directors or employ any individual as a senior executive officer, financial performance updates, loan performance updates, written plan for improved earnings, written capital plan, written contingency funding plan, written strategic plan, and written reports of progress. In addition, Royal Palm agreed not to declare any dividends or make any distributions of capital without the prior approval of the supervisory authorities, and to maintain its Tier I leverage capital ratio at no less than 8.0%, the Tier I risk based capital ratio at no less than 10.0%, and total risk based capital ratio at no less than 12.0%.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
At September 30, 2009, Royal Palm Bank’s Tier I leverage ratio was 1.5% and total risk based capital ratio was 3.6%. As specified in the CDO, Royal Palm Bank notified the supervisory authorities within 10 days of the determination of the ratios. As a result of these capital ratios, Royal Palm Bank was not in compliance with the CDO requirements for capital ratios on September 30, 2009. On October 7, 2009, Royal Palm Bank received a letter from the FDIC informing it that the FDIC has preliminarily determined that Royal Palm Bank was critically undercapitalized and was subject to certain mandatory requirements under the Federal Deposit Insurance Act (“FDIA”). The letter also required Royal Palm Bank to submit a capital restoration plan to the FDIC by October 30, 2009, along with certain other disclosures related to the mandatory requirements under FDIA for critically undercapitalized banks. On October 9, 2009, the Company injected $2 million of additional capital into Royal Palm Bank and as a result, as of that date, Royal Palm Bank had a Tier I leverage capital ratio of 2.7%, a Tier I risk based capital ratio of 4.2% and a total risk based capital ratio of 5.6%.
On October 23, 2009, Royal Palm Bank received a letter from the FOFR demanding that Royal Palm Bank inject sufficient capital into Royal Palm Bank by November 30, 2009, such that as of November 30, 2009, Royal Palm Bank has a Tier I leverage capital ratio of at least 6%. In addition, Royal Palm Bank was required by this FOFR letter to submit a plan to the FOFR demonstrating how Royal Palm Bank will have a Tier I leverage capital ratio of at least 8% and a total risk based capital ratio of at least 12% as of December 31, 2009.
The Company injected $11.0 million of capital into Royal Palm Bank on December 1, 2009, with the proceeds from a short term debt from Great River pursuant to the Second Waiver (for further discussion at Note 10). As of December 31, 2009, Royal Palm Bank had a Tier I leverage capital ratio of 8.9%, Tier I risk based capital ratio of 13.8% and a total risk based capital ratio of 15.1%, and was in compliance with all requirements of the CDO.
In September 2009, Royal Palm Bancorp entered into a MOU with the FRB. As a one-bank holding company, this MOU primarily reflected regulatory concerns related to Royal Palm Bancorp’s subsidiary (Royal Palm Bank). Under the terms of the MOU, Royal Palm Bancorp agreed, among other things, to provide certain information to the FRB including, but not limited to, financial performance updates and written reports of progress. In addition, Royal Palm Bancorp agreed to assist Royal Palm Bank in addressing weaknesses identified in the bank examination, and not to pay any salaries or bonuses to insiders, incur any debt, declare any dividends or make any distributions of capital without the prior approval of the supervisory authorities,
On March 9, 2009, Heartland Bank signed a CDO with the FDIC. Under the terms of the CDO, Heartland Bank agreed to, among other things, prepare and submit plans and reports to the FDIC regarding certain matters including, but not limited to, progress reports detailing actions taken to secure compliance with all provisions of the order, loan performance updates as well as a written plan for the reduction of adversely classified assets, a revised comprehensive strategic plan, and a written profit plan and comprehensive budget. In addition, Heartland Bank agreed not to declare any dividends without the prior consent of the FDIC and to maintain its Tier I leverage capital ratio at no less than 8.0% and maintain its total risk based capital at no less than 12.0%. The CDO did not list a requirement for Tier I capital to risk-weighted assets. As of December 31, 2009,

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
Heartland Bank had a Tier I leverage capital ratio of 8.1% and total risk based capital ratio of 12.9%, and was in compliance with all requirements of the CDO.
In September 2009, Mid-America Bancorp entered into a MOU with the FRB. As a one-bank holding company, this MOU primarily reflected regulatory concerns related to Mid-America’s subsidiary (Heartland Bank). Under the terms of the MOU, Mid-America Bancorp agreed, among other things, to provide certain information to the FRB including, but not limited to, financial performance updates and written reports of progress. In addition, Mid-America Bancorp agreed to assist Heartland Bank in addressing weaknesses identified in the bank examination, and not to pay any salaries or bonuses to insiders, incur any debt, declare any dividends or make any distributions of capital without the prior approval of the supervisory authorities.
No fines or penalties were imposed as a result of any of the regulatory enforcement actions.
The Company, Mercantile Bank, Royal Palm Bank, Royal Palm Bancorp, Heartland Bank and Mid-America Bancorp are committed to ensuring that the requirements of the regulatory agreements are met in a timely manner.
Note 15: Related Party Transactions
At December 31, 2009 and 2008, the Company had loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties).
The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2009	$14,907,525
Change in composition of related parties	(8,423,697)
New loans, including renewals	1,447,639
Payments, including renewals	(2,110,376)

Balances, December 31, 2009	$5,821,901

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

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
principal balance, together with accrued interest, is payable immediately upon Great River’s written demand. The note is secured by 100% of the outstanding shares of the Banks.
On November 21, 2009, the Company entered into an Exchange Agreement with R. Dean Phillips. The Exchange Agreement provided for the sale of HNB National Bank, one of the Company’s subsidiary banks, to R. Dean Phillips, the sole shareholder and Chairman of Great River, in exchange for the repayment of $28 million of the Great River debt. R. Dean Phillips owned, through participations from Great River, more than $28 million of the Great River debt. The Company finalized the debt exchange transaction eliminating $28 million of debt owed to Great River Bancshares, Inc., and transferred control of HNB National Bank to R. Dean Phillips. The exchange of debt for all issued and outstanding stock of HNB National Bank, headquartered in Hannibal, Missouri, left approximately $16 million in outstanding debt owed to R. Dean Phillips and Great River. The Company anticipated the remainder of this debt would be repaid following the closing of a definitive agreement to sell its two smallest banks, Brown County State Bank and Marine Bank & Trust, both based in Illinois, to United Community Bancorp, Inc., of Chatham, Illinois for approximately $25.6 million. These sales closed in the first quarter of 2010, extinguishing the remaining debt owed to R. Dean Phillips and Great River.
Note 16: Leases
The Company has several noncancellable operating leases, primarily for facilities, that expire over the next six years. These leases generally contain renewal options for periods ranging from one to five years. Rental expense for these leases was $456,000, $473,000, and $391,000 for the years ended December 31, 2009, 2008, and 2007, respectively.
Future minimum lease payments under operating leases are:

Operating
Leases
2010	$363,431
2011	325,946
2012	326,638
2013	261,124
2014	236,708
Thereafter	312,390

Total minimum lease payments	$1,826,237

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
Note 17: Acquisitions
On September 7, 2007, the Company completed the acquisition of 100% of the outstanding common stock of HNB Financial Services, Inc. (“HNB Financial”), the sole shareholder of HNB National Bank (“HNB”), located in Hannibal, Missouri. The results of HNB Financial’s operations were included in the consolidated financial statements until HNB was sold in 2009 (See Note 15). The aggregate purchase price was $31,301,000 (includes $864,783 of direct costs of the acquisition).
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

The Company performed a core deposit intangible study and, as a result of the study, the Company recorded the core deposit intangibles based on the determined fair value. The core deposit intangible was being amortized over 10 years. In addition, other purchase accounting adjustments were made and are reflected in the table above. The $12,569,000 of goodwill was assigned entirely to the banking segment of the business and was written off in 2009. None of the goodwill was deductible for tax purposes.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
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
HNB Financial’s results of operations have been reflected in the Company’s consolidated statements of operations beginning as of the acquisition date. The results of operations for 2009 and 2008 are entirely included in the consolidated statements of operations as either continuing or discontinued operations; therefore, only 2007 is depicted in the following pro forma disclosures. These disclosures include the effect of the purchase accounting adjustments and depict the results of operations as though the merger had taken place at the beginning of the period presented.

Year Ended
December 31,
2007
Net interest income	$44,739
Net income	9,664
Basic earnings per share	1.11
Note 18: Employee Benefits
The Company has a defined contribution 401(k) profit sharing plan covering substantially all employees with the exception of Mid-America Bancorp, Inc. Employer contributions charged to expense for 2009, 2008 and 2007 were $709,000 (continuing operations), $291,000 (continuing operations), and $644,000 (continuing operations), respectively. Employer contributions charged to expense were $138,000 (discontinued operations), $66,000 (discontinued operations), and $336,000 (discontinued operations) for 2009, 2008 and 2007, respectively.
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
The transition obligation is being recognized over the employees’ future service period as a component of net periodic postretirement benefit cost. The net periodic postretirement benefit cost was $83,000 for 2009, $69,000 for 2008, and $70,000 for 2007. The accumulated postretirement benefit obligation was immaterial as of December 31, 2009 and 2008.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
The Company has salary continuation agreements with certain executives. The agreements provide monthly payments upon retirement for life, but for not less than 15 years. The charges to expense for the agreements were $93,000 (continuing operations) and $23,000 (discontinued operations) for 2009, $193,000 for 2008, and $275,000 for 2007. Such charges reflect the straight-line accrual over the period until full eligibility of the present value of benefits due each participant on the full eligibility date, using a 6.25% discount factor.
Note 19: Disclosures about Fair Value of Financial Instruments
ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
Available-for-Sale Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include publicly traded stocks. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one or a combination of observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, bench mark securities, bids, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include mortgage-backed securities: GSE residential, and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include local state and political subdivisions and other illiquid equity securities.
The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2009 and 2008:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2009	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Continuing Operations)
Mortgage-backed securities: GSE residential	$95,354	$—	$95,354	$—
State and political subdivisions	29,539	—	29,500	39
Equity securities	3,257	3,161	—	96

	$128,150	$3,161	$124,854	$135

	(Discontinued Operations)
Mortgage-backed securities: GSE residential	$38,460	$—	$38,460	$—
State and political subdivisions	2,889	—	2,405	484
Equity securities	105	—	—	105

	$41,454	$—	$40,865	$589

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)

		Fair Value Measurements Using
		Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2008	Fair Value	(Level 1)	(Level 2)	(Level 3)

U.S. government agencies	$4,787	$—	$4,787	$—
Mortgage-backed securities: GSE residential	128,445	—	128,445	—
State and political subdivisions	45,666	—	45,143	523
Equity securities	6,294	4,811	—	1,483

	$185,192	$4,811	$178,375	$2,006

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	Available-for-Sale Securities
	2009	2008

Balance, January 1	$2,006	$1,900

Total realized and unrealized gains and losses
Included in net income	—	—
Included in other comprehensive income	—	—
Discontinued operations	(1,756)	—
Settlements	(115)	—
Issuances	—	2,738
Transfers out of Level 3	—	(2,632)

Balance, December 31	$135	$2,006

Total gains or losses for the period included in net income (loss) attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
Following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.
Mortgage Servicing Rights
Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using discounted cash flow models. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.
Impaired Loans (Collateral Dependent)
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral dependent loans.
If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.
Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy.
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
Foreclosed Assets Held For Sale
Other real estate owned acquired though loan foreclosures are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
Goodwill
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
The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis during the period and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at December 31, 2009 and 2008:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2009:
Impaired loans	$44,142	$—	$—	$44,142
Mortgage servicing rights	885	—	—	885
Cost method investments	1,331	—	—	1,331
Foreclosed assets held for sale	5,409	—	—	5,409
Goodwill	—	—	—	—

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2008:
Impaired loans	$30,966	$—	$—	$30,966
Mortgage servicing rights	959	—	—	959
Cost method investments	3,314	—	—	3,314
Foreclosed assets held for sale	1,108	—	—	1,108

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
The following table presents estimated fair values of the Company’s other financial instruments at December 31, 2009 and 2008.

	December 31, 2009			December 31, 2008
	Carrying		Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	(Continuing Operations)		(Discontinued Operations)
Financial assets
Cash and cash equivalents	$121,267	$121,267	$5,197	$5,197	$89,821	$89,821
Held-to-maturity securities	2,334	2,411	1,120	1,120	8,905	9,101
Loans held for sale	681	681	—	—	4,366	4,366
Loans, net of allowance for loan losses	757,138	757,721	210,138	208,620	1,315,907	1,325,196
Federal Home Loan Bank stock	2,900	2,900	1,574	1,574	8,213	8,213
Cost method investments in common stock	1,392	1,392	—	—	3,314	3,314
Interest receivable	3,962	3,962	2,321	2,321	10,240	10,240

Financial liabilities
Deposits	954,524	952,611	242,363	242,355	1,462,276	1,460,654
Short-term borrowings	30,740	30,740	5,062	5,062	49,227	49,227
Long-term debt and junior subordinated debentures	87,030	56,368	13,500	14,349	146,519	141,317
Interest payable	4,114	4,114	564	564	4,280	4,280

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	0	0	0	0	0	0
Letters of credit	0	0	0	0	0	0
Lines of credit	0	0	0	0	0	0

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
The following methods and assumptions were used to estimate the fair value of each class of financial instruments.
Cash and Cash Equivalents, Federal Home Loan Bank Stock, and Cost Method Investments in Common Stock
The carrying amount approximates fair value.
Held-to-Maturity Securities
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
December 31, 2009 and 2008
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
Concentration of Credit Risk
The Company’s loan portfolio includes a concentration of loans for commercial real estate amounting to $336,525,000 (continuing operations) and $61,856,000 (discontinuing operations) and $564,483,000 as of December 31, 2009 and 2008, respectively. The commercial real estate loans include loans that are collateralized by commercial real estate in the Quincy, Illinois geographic market totaling $48,234,000 and $55,006,000 as of December 31, 2009 and 2008, respectively. The commercial real estate loans, including land and construction development loans totaled $60,786,000 and $82,836,000 as of December 31, 2009 and 2008, respectively at Heartland Bank and $61,014,000 and $68,586,000 as of December 31, 2009 and 2008, respectively, at Royal Palm Bank (Naples, Florida).
Included in the loans above are approximately $24.5 million of purchased participation loans to borrowers located in areas outside the Company’s normal markets. Although the Company applies the same underwriting standards to these loans, there may be additional risk associated with those out of the Company’s normal territory.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
At December 31, 2009, Heartland Bank had approximately $5.4 million in loans with various customers collateralized by stock in a troubled financial institution. The Company is currently working with customers to increase collateral to acceptable levels. Both Heartland Bank and Royal Palm had three subordinated debentures at troubled financial institutions totaling approximately $6.0 million. At December 31, 2009, the Company believes there are adequate reserves placed against these loans and debentures, however if the loan customers are unable to provide additional collateral, or if the bank issuing the subordinated debentures fail, there could be additional losses above the amounts currently reserved.
Due to national, state, and local economic conditions, values for commercial and development real estate have declined significantly and the market for these properties is depressed.
Foreclosed Assets Held for Sale, Net
The balance in foreclosed assets as of December 31, 2009 was $16 million. The balance is primarily due to the default of several of Royal Palm’s loans in the Florida market, several of Heartland’s purchased participation loans in the Georgia and Arkansas markets, and a Mercantile purchased participation in the Iowa market that resulted in foreclosure on the properties collateralizing the loans. The carrying value reflects management’s best estimate of the amount to be realized from the sale of the properties. The amounts that the Company realize from the sales of these properties could differ materially in the near term from the carrying value reflected in these financial statements.
Investments
The Company invests in various debt and equity securities, including bank stocks. The bank stocks are included in available-for-sale securities and cost method investments with an approximate carrying value of $4,458,00 and $7,581,000 at December 31, 2009 and 2008, respectively. Investment securities including the bank stocks are exposed to various risks such as deterioration of the overall economy, market risks and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such change could materially affect the amounts reported in the accompanying balance sheets.
Current Economic Conditions
The current protracted economic decline continues to present financial institutions with circumstances and challenges, which in some cases have resulted in large unanticipated declines in the fair values of investments and other assets, constraints on liquidity and capital and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
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
At December 31, 2009 and 2008, the Company had outstanding commitments to originate loans aggregating approximately $2,305,000 and $8,611,000, respectively. The commitments extend over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $1,508,000 and $6,745,000 at December 31, 2009 and 2008, respectively, with the remainder at floating market rates.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
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
The Company had total outstanding standby letters of credit amounting to $12,762,000 and $20,712,000, at December 31, 2009 and 2008, respectively, with terms ranging from 1 day to 22 years. At December 31, 2009 and 2008, the Company’s deferred revenue under standby letter of credit agreements was nominal.
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
At December 31, 2009, the Company had granted unused lines of credit to borrowers aggregating approximately $131,411,000 and $11,820,000 for commercial lines and open-end consumer lines, respectively. At December 31, 2008, unused lines of credit to borrowers aggregated approximately $228,557,000 for commercial lines and $14,918,000 for open-end consumer lines.
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

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
Note 22: Operating and Liquidity Matters
The Company has generated net losses in each of the last two years, with $58.5 million in 2009 and $8.8 million in 2008, largely due to the operating losses at two of its subsidiary banks, Royal Palm Bank in Naples, Florida, and Heartland Bank in Leawood, Kansas. Both banks have experienced significant increases in non-performing assets, impaired loans and loan loss provisions, resulting in each bank’s primary regulator imposing a cease and desist order. For further discussion of these regulatory enforcement actions, see Note 14.
Royal Palm Bank’s operating loss (excluding goodwill impairment) in 2009 was primarily attributable to the severe decline in real estate values in its southwest Florida market, creating both loan losses and write-downs of foreclosed assets. Heartland’s loss was largely due to purchased participations from a bank in Georgia that was closed by the FDIC. Although both banks are confident that they have identified the bulk of their asset quality issues and will see improved operating performance in 2010, there can be no assurance that they won’t experience results similar to 2009. The Company has projected 2010 and 2011 operating results for each bank assuming an improving economy and reduced loan losses compared to 2009. Those projections indicate each bank returning to profitability by the end of 2011 while maintaining compliance with all regulatory mandates per the cease and desist orders.
To address a scenario where actual losses in 2010 exceed those projected by the Company, an alternate projection was performed to determine Mercantile Bank’s ability to provide sufficient liquidity to the Company, in order to maintain sufficient capital at Royal Palm Bank and Heartland. Mercantile Bank is the Company’s flagship bank, representing approximately 75% of total consolidated assets at December 31, 2009, and although operating under a regulatory memorandum of understanding due to elevated levels of impaired loans, its actual losses have been much lower than the other two subsidiaries and it retains significant earnings capacity. The result of that alternate projection was a determination that Mercantile Bank could provide the necessary liquidity, through generation of earnings, sales of assets or lines of business, and closing of branches. While the Company does not believe it to be likely, there is a risk that the FDIC would close Royal Palm Bank or Heartland (or both), which could produce significantly worse results than those in the Company’s projection. In that event, the Company would resort to various capital raising and asset liquidation options discussed below.
In November 2009 the Company reached agreements to exchange for debt or sell three of its subsidiary banks. The first of these transactions closed in December 2009, and the other two in February 2010, serving to reduce debt and provide liquidity to support the capital requirements of its remaining subsidiaries.
The Company’s Board of Directors has initiated a process to identify and evaluate a broad range of strategic alternatives to further strengthen the Company’s capital base and enhance shareholder value. These strategic alternatives may include asset sales, rationalization of non-business operations, consolidation of operations, closing of branches, mergers of subsidiaries, capital raising and other recapitalization transactions. As part of this process, the Board has created a special committee (the “Special Committee”) of independent directors to develop, evaluate and oversee any

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
strategic alternatives that the Company may pursue. The Special Committee has retained outside financial and legal advisors to assist it with its evaluation and oversight.
The Special Committee is developing and executing a plan to raise additional equity. The Company received shareholder approval on February 23, 2009 authorizing the Company to create and issue up to 100,000 shares in one or more classes of preferred stock, and adding 2,000,000 shares to the number of shares of common stock authorized to be issued. The Company has also engaged an investment banker to assist in formulating details of the capital raising plan. The Company expects to have developed and implemented the plan by September 30, 2010.
If the capital raising plan is unsuccessful, and if a liquidity crisis would develop, the Company has various options, which could include selling or closing certain branches or subsidiary banks, package and sell high-quality commercial loans, execute sale/leaseback agreements on its banking facilities, and other options. If executed, these transactions would decrease the various banks’ assets and liabilities, generate taxable income, improve capital ratios, and reduce general, administrative and other expense. In addition, the affected subsidiary banks would dividend the funds to the Company to provide liquidity assuming they receive regulatory approval.
Note 23: Stock Split
In November 2007, the Company’s Board of Directors approved a three-for-two stock split. Share and per share data in the consolidated financial statements and notes have been retroactively restated for the earliest financial statements presented to reflect the stock split.
Note 24: Discontinued Operations and Assets Held for Sale
On November 21, 2009, the Company entered into an Exchange Agreement with R. Dean Phillips. The Exchange Agreement provided for the sale of HNB National Bank, one of the Company’s subsidiary banks, to R. Dean Phillips, the sole shareholder and Chairman of Great River, in exchange for the repayment of $28 million of the Great River debt. R. Dean Phillips owned, through participations from Great River, more than $28 million of the Great River debt. The Company finalized the debt exchange transaction eliminating $28 million of debt owed to Great River Bancshares, Inc., and transferred control of HNB National Bank to R. Dean Phillips. On December 16, 2009, the Company recognized a loss of $2.4 million related to the exchange. The loss included professional fees of $400,000. The exchange of debt for all issued and outstanding stock of HNB National Bank, headquartered in Hannibal, Missouri, left approximately $16 million in outstanding debt owed to R. Dean Phillips and Great River. The Company anticipated the remainder of this debt would be repaid following the closing of a definitive agreement to sell its two smallest banks, Brown County State Bank and Marine Bank & Trust, both based in Illinois, to United Community Bancorp, Inc., of Chatham, Illinois for approximately $25.6 million. These sales closed in the first quarter of 2010, extinguishing the remaining debt owed to R. Dean Phillips and Great River.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
The following table summarizes the estimated fair values of the assets and liabilities at the date the Company exchanged HNB National Bank:

Cash and cash equivalents	$9,646
Available-for-sale securities	25,072
Held-to-maturity securities	1,840
Loans, net of allowance for loan losses of $1,126	262,288
Interest receivable	2,177
Federal Home Loan Bank stock	3,113
Premises and equipment	9,301
Core deposit intangibles	2,440
Goodwill	—
Other assets	11,082

Total assets disposed	326,959

Deposits	285,847
Short-term borrowings	—
Deferred income taxes	—
Long-term debt	10,000
Interest payable	518
Other liabilities	615

Total liabilities released	296,980

Net assets disposed	$29,979

Subsequent to December 31, 2009, the Company completed the sale of Brown County State Bank and Marine Bank & Trust to United Community Bancorp, Inc., of Chatham, Illinois for approximately $25.8 million. The transaction, which closed on February 26, 2010 following regulatory approval, resulted in a pre-tax gain of approximately $4.0 million. The proceeds of the sale, which will be reported in first quarter 2010 earnings, will be used to further strengthen the Company’s capital position and strategically reduce its outstanding debt obligations. This sale, announced in November 2009, was a stage in the Company’s multi-tiered recapitalization plan.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
The following table summarizes assets and liabilities held for sale at December 31, 2009:

Cash and cash equivalents	$5,197
Investments, including FHLB stock	44,151
Federal funds sold and reverse repurchase agreements	7,936
Loans, net of allowance for loan losses	210,138
Premises and equipment	3,689
Cash surrender value – life insurance	6,398
Other assets	8,483

Total assets held for sale	$285,992

Deposits	$242,363
Repurchase agreements	5,062
FHLB advances	13,500
Other liabilities	3,119

Total liabilities held for sale	$264,044

Operations for 2008 and 2007 have been reclassified to include all income and expense into discontinued operations. The following table summarizes the income and expenses of the discontinued operations for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Interest and dividend income	$32,519	35,225	29,333
Interest expense	9,978	13,625	13,132

Net interest margin	22,541	21,600	16,201

Provision for loan loss	1,280	669	245
Noninterest income	5,292	5,062	3,494
Noninterest expense	32,278	15,845	11,933

Net income (loss) before taxes	(5,725)	10,148	7,517

Income tax expense	2,233	2,822	2,483

Net income (loss)	$(7,958)	$7,326	$5,034

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
Note 25: Recent and Future Accounting Requirements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” Effective for financial statements issued for interim and annual periods ending after September 15, 2009, the FASB Accounting Standards Codification TM (“ASC”) is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative. Following this Statement, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions (“FSP”) or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. This SFAS was codified within ASC 105. The impact of adoption was not material.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which was codified into ASC 820. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.
In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which were codified into ASC 320. This FSP amends the other-than-temporary-impairment (“OTTI”) guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities. FSP FAS 115-2 and 124-2 was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if FSP FAS 157-4 was adopted early as well. The Company adopted FSP FAS 115-2 and 124-2 and FSP FAS 157-4 during 2009 and there was no material impact to the financial statements.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” which was codified into ASC 805. This FSP amends and clarifies SFAS No. 141(R), “Business Combinations,” to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting , and disclosure of assets or liabilities from contingencies in a business combination. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. There has been no impact during 2009 from adoption of FSP FAS 141(R)-1 on January 1, 2009.
Newly Issued But Not Yet Effective Accounting Standards
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” which was codified into ASC Topic 860. Topic 860 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Topic 860 addresses (1) practices that have developed since the issuance of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This standard must be applied as of the beginning of each reporting entity’s first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This standard must be applied to transfers occurring on or after the effective date. The impact of adoption is not expected to be material.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was codified into ASC Topic 810. Topic 810 seeks to improve financial reporting by enterprises involved with variable interest entities by addressing (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166 , and (2) constituent concerns about the application or certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The impact of adoption is not expected to be material.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
Note 26: Subsequent Events
In connection with the Stock Purchase Agreement entered into between the Company and United Community Bancorp, Inc., the entities concurrently entered into a letter agreement regarding principal loan repayments on two specified loan participations to both Marine Bank and Brown County State Bank. Immediately following the consummation of the sale of the banks, one or both banks would pay the Company 50% of any principal amount paid on one or both of the participated loans that was received by either or both of the banks at any time following the sale. In March 2010, partial principal payments were received on both loan participations of which the Company was entitled to receive approximately $263 thousand.
The Company completed the sale of Brown County State Bank and Marine Bank & Trust to United Community Bancorp, Inc., of Chatham, Illinois for approximately $25.8 million. The transaction, which closed on February 26, 2010 following regulatory approval, resulted in a pre-tax gain of approximately $4.0 million. The proceeds of the sale, which will be reported in first quarter 2010 earnings, will be used to further strengthen the Company’s capital position and strategically reduce its outstanding debt obligations. This sale, announced in November 2009, was a stage in the Company’s multi-tiered recapitalization plan.
During March 2010, the Company received regulatory approval and liquidated HNB Financial Services, Inc.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
Note 27: Condensed Financial Information (Parent Company Only)
Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:
Condensed Balance Sheets

	December 31,
	2009	2008
Assets
Cash	$3,612	$2,172
Investment in common stock of subsidiaries	108,308	175,701
Available-for-sale securities	3,128	4,740
Note receivable	9,325	1,325
Cost method investments in common stock	1,331	2,841
Core deposit intangibles	594	712
Other	2,167	5,313

Total assets	$128,465	$192,804

Liabilities
Other short-term borrowings	$11,000	$7,552
Long-term debt	5,172	22,161
Junior subordinated debentures	61,858	61,858
Deferred income taxes	680	1,579
Accrued tax payable	5,154	—
Other	3,299	697

Total liabilities	87,163	93,847

Stockholders’ Equity	41,302	98,957

Total liabilities and stockholders’ equity	$128,465	$192,804

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
Condensed Statements of Operations

	Years Ended December 31,
	2009	2008	2007

Income
Dividends from subsidiaries	$9,220	$5,000	$15,679
Income (loss) on equity method investments	—	—	(6)
Other-than-temporary loss on available-for-sale securities and cost method investments	(3,014)	(4,545)	—
Net gains on sale of equity and cost method investments	—	942	2,775
Other income	3,760	2,515	449

Total income	9,966	3,912	18,897

Expenses
Other expenses	15,001	9,984	6,957

Total expenses	15,001	9,984	6,957

Income (Loss) Before Income Tax and Equity in Undistributed Income of Subsidiaries	(5,035)	(6,072)	11,940

Income Tax Expense (Benefit)	(2,211)	(3,980)	(1,510)

Income (Loss) Before Equity in Undistributed Income of Subsidiaries	(2,824)	(2,092)	13,450

Equity in Undistributed Income (Loss) of Subsidiaries	(55,723)	(6,729)	(3,449)

Net Income (Loss)	$(58,547)	$(8,821)	$10,001

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table dollar amounts in thousands)
Condensed Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007

Operating Activities
Net income (loss)	$(58,547)	$(8,821)	$10,001
Items not requiring (providing) cash
(Income) loss on equity method investment	—	—	6
Amortization of core deposit intangibles	118	118	161
Depreciation expense	17	6	—
Equity in undistributed (income) loss of subsidiaries	55,723	6,729	3,449
Deferred income taxes	2,127	(2,989)	(250)
Other-than-temporary loss on available-for-sale and cost method investments	3,014	4,545	—
Gain on sale of equity and cost method investments	—	(942)	(2,775)
Goodwill impairment	1,539	—	—
Net change in
Other assets	(4,221)	(261)	(354)
Other liabilities	2,362	142	1,358

Net cash provided by (used in) operating activities	2,132	(1,473)	11,596

Investing Activities
Cash paid for additional shares of Mid-America	—	—	(611)
Purchase of property and equipment	(52)	(38)	—
Proceeds from sales of equity method investments	—	—	6,791
Proceeds from sales of available-for-sale securities	—	4,954	—
Purchase of cost method investments in common stock	—	—	(2,217)
Payments for investments and advances to subsidiaries	(14,888)	(7,070)	(1,750)
Purchase of available-for-sale securities	—	—	(1,240)
Cash paid in acquisition of HNB	—	—	(31,301)

Net cash used in investing activities	(14,940)	(2,154)	(30,328)

Financing Activities
Net increase in demand deposits	(2)	27	—
Net increase in short-term borrowings	14,250	7,552	—
Proceeds from long-term debt	—	22,161	15,650
Repayment of long-term debt	—	(22,000)	(14,835)
Proceeds from issuance of junior subordinated debentures	—	—	20,619
Purchase of treasury stock	—	(102)	(569)
Dividends received	—	—	—
Dividends paid	—	(2,089)	(2,097)

Net cash provided by financing activities	14,248	5,549	18,768

Net Change in Cash	1,440	1,922	36

Cash at Beginning of Year	2,172	250	214

Cash at End of Year	$3,612	$2,172	$250

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of Mercantile Bancorp, Inc., as amended, filed with the Registration Statement on Form 10 dated May 12, 2004 (File No. 000-50757) (the “Registration Statement”), under the same exhibit number.

3.2	Certificate of Amendment to the Certificate of Incorporation of Mercantile Bancorp, Inc., filed as Exhibit 3.3 to the Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).

3.3	Bylaws of Mercantile Bancorp, inc. restated and adopted June 16, 2009, filed as Exhibit 3.1 to the Periodic Report on Form 10-Q for the quarter ended June 30, 2009 (the “2009 Second Quarter 10-Q”).

4.1	Shareholder Rights Agreement dated July 9, 1999 between the Company and Mercantile Trust & Savings Bank, filed under same exhibit number with the Registration Statement.

4.2	Amendment to Shareholder Rights Agreement dated May 15, 2000 between the Company and Mercantile Trust & Savings Bank, filed under same exhibit number with the Registration Statement.

10.1†	Executive Employee Salary Continuation Agreement dated December 8, 1994 between Mercantile Trust & Savings Bank and Dan S. Dugan, filed as Exhibit 10.3 with the Registration Statement.

10.2†	Amendment to Dugan Executive Employee Salary Continuation Agreement dated April 26, 2004, filed as Exhibit 10.4 with the Registration Statement.

10.3†	Second Amendment to Dugan Executive Employee Salary Continuation Agreement dated December 29, 2006, filed as Exhibit 10.1 to a Current Report on Form 8-K filed January 5, 2007.

10.4†	Executive Employee Salary Continuation Agreement, as amended and restated effective January 1, 2009 between Mercantile Bank and Ted T. Awerkamp, filed as Exhibit 10.4 to the 2008 Form 10-K.

10.5†	Employment Agreement dated January 1, 2008, between the Company and Ted T. Awerkamp, filed as Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K).

10.6†	Amendment to Employment Agreement dated July 15, 2008, between the Company and Ted T. Awerkamp, filed as Exhibit 10.1 to the Periodic Report on Form 10-Q for the quarter ended September 30, 2008 (the “2008 Third Quarter Form 10-Q”).

10.7†	Employment Agreement dated January 1, 2008, between the Company and Michael P. McGrath, filed as Exhibit 10.9 to the 2007 Form 10-K.

10.8†	Amendment to Employment Agreement dated July 15, 2008, between the Company and Michael P. McGrath, filed as Exhibit 10.2 to the 2008 Third Quarter Form 10-Q.

10.9†	Employment Agreement dated January 1, 2008, between the Company and Daniel J. Cook, filed as Exhibit 10.10 to the 2007 Form 10-K.

10.10†	Amendment to Employment Agreement dated July 15, 2008, between the Company and Daniel J. Cook, filed as Exhibit 10.3 to the 2008 Third Quarter Form 10-Q.

10.11	Mercantile Bancorp, Inc. Profit Sharing Plan and Trust, filed as Exhibit 10.7 with the Registration Statement.

10.12	401(k) Plan Adoption Agreement, filed as Exhibit 10.8 with the Registration Statement.

Exhibit Number	Description of Exhibit

10.13	Amendment to the Profit Sharing Plan and Trust, filed as Exhibit 10.9 with the Registration Statement.

10.14	Consulting Agreement dated March 2, 2007 between Mercantile Bancorp, Inc. and Dan S. Dugan, filed as Exhibit 10.1 to a Current Report on Form 8-K filed March 7, 2007.

10.15	Consulting Agreement dated January 15, 2008 between Mercantile Bancorp, Inc. and Dan S. Dugan, filed as Exhibit 10.16 to the 2007 Form 10-K.

10.16	Consulting Agreement dated March 1, 2009 between Mercantile Bancorp, Inc. and Dan S. Dugan, filed as Exhibit 10.16 to the 2008 Form 10-K.

10.17	Third Amended and Restated Term Loan Agreement dated November 10, 2006 by and between Mercantile Bancorp, Inc., Borrower, and U.S. Bank National Association, formerly known as Firstar Bank, N.A., Lender, filed as Exhibit 10.1 with the Periodic Report on Form 10-Q for the quarter ended September 30, 2006 (the “2006 Third Quarter Form 10-Q”).

10.18	First Amendment to Third Amended and Restated Loan Agreement between Mercantile Bancorp, Inc. and U.S. Bank National Association, dated March 20, 2007, filed as Exhibit 10.1 to a Current Report on Form 8-K filed March 24, 2007.

10.19	Second Amendment to Third Amended and Restated Loan Agreement between Mercantile Bancorp, Inc. and U.S. Bank National Association, dated as of June 30, 2007, filed as Exhibit 10.1 to a Current Report on Form 8-K filed July 19, 2007.

10.20	Third Amendment to Third Amended and Restated Loan Agreement between Mercantile Bancorp, Inc. and U.S. Bank National Association, dated September 7, 2007, filed as Exhibit 10.1 to a Current Report on Form 8-K filed September 12, 2007.

10.21	Assignment Agreement among U.S. Bank National Association, Great River Bancshares, Inc. and Mercantile Bancorp, Inc., dated December 23, 2008, filed as Exhibit 10.21 to the 2008 Form 10-K.

10.22	Secured Demand Promissory Note made by Mercantile Bancorp, Inc. to Great River Bancshares, Inc., dated December 31, 2008, filed as Exhibit 10.22 to the 2008 10-K.

10.23	Secured Demand Promissory Note made by Mercantile Bancorp, Inc. to Great River Bancshares, Inc., dated February 5, 2009, filed as Exhibit 10.23 to the 2008 10-K.

10.24	Waiver and Agreement by and between Mercantile Bancorp, Inc., and Great River Bancshares, Inc., dated March 13, 2009, regarding certain loan covenants of the Company, filed as Exhibit 10.24 to the 2008 10-K.

10.25	Construction Agreement dated August 24, 2006 by and between Mercantile Trust & Savings Bank, Owner, and Clayco, Inc., Contractor, filed as Exhibit 10.2 with the 2006 Third Quarter Form 10-Q.

10.26	General Conditions of the Contract for Construction by and between Mercantile Trust & Savings Bank, Owner, and Clayco, Inc., Contractor, filed as Exhibit 10.3 with the 2006 Third Quarter Form 10-Q.

10.27	Indenture dated August 25, 2005 between Mercantile Bancorp, Inc. and Wilmington Trust Company, as trustee, filed as Exhibit 10.1 to the 2009 Second Quarter 10-Q.

10.28	Junior Subordinated Indenture dated July 13, 2006 between Mercantile Bancorp, Inc. and Wilmington Trust Company, as trustee, filed as Exhibit10.2 to the 2009 Second Quarter 10-Q.

10.29	Indenture dated July 13, 2006 (Fixed/Floating Rate Junior Subordinated Debt Securities Due 2036) between Mercantile Bancorp, Inc. and Wilmington Trust Company, as trustee, filed as Exhibit10.3 to the 2009 Second Quarter 10-Q.

Exhibit Number	Description of Exhibit

10.30	Junior Subordinated Indenture dated August 30, 2007 between Mercantile Bancorp, Inc. and Wilmington Trust Company, as trustee, filed as Exhibit10.4 to the 2009 Second Quarter 10-Q.

10.31	Fourth Amended and Restated Loan Agreement dated April 30, 2009 between Mercantile Bancorp, Inc. and Great River Bancshares, Inc. as assignee of U.S. Bank National Association, filed as Exhibit 99.1 to a Current Report on Form 8-K filed on May 6, 2009.

10.32	First Amendment to Waiver and Agreement dated April 20, 2009 between Mercantile Bancorp, Inc. and Great River Bancshares, Inc., filed as Exhibit 99.2 to a Current Report on Form 8-K filed on May 6, 2009.

10.33	Fourth Amended and Restated Loan Agreement Waiver and Amendment dated August 10, 2009, filed as Exhibit10.5 to the 2009 Second Quarter 10-Q.

10.34	Stock Purchase Agreement dated as of November 22, 2009 by and between Mercantile Bancorp, Inc. and United Community Bancorp, Inc., filed as Exhibit 10.1 to a Current Report on Form 8-K filed on November 25, 2009 (the “November 2009 Form 8-K”).

10.35	Exchange Agreement dated as of November 21, 2009 by and between Mercantile Bancorp, Inc. and R. Dean Phillips, filed as Exhibit 10.2 to the November 2009 Form 8-K.

10.36	Second Waiver and Amendment dated November 21, 2009 by and between Mercantile Bancorp, Inc. and Great River Bancshares, Inc., filed as Exhibit 10.3 on the November 2009 Form 8-K.

10.37†	Mercantile Bancorp, Inc. Company and Bank Executive and Senior Officer Incentive Compensation Plan December 2006, amended and restated as of January 1, 2010, filed herewith.

14.1	Code of Ethics, filed under same exhibit number with Annual Report on Form 10-K for fiscal year ended December 31, 2004.

21	Subsidiaries of registrant, filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

†	Management contract or compensatory plan or arrangement.