Form 10-K/A
period 2009-12-31
Mercantile Bancorp, Inc.
filed 2010-04-30
CIK 1289701

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
Not Applicable
(Title of Class)
Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if and, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
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

Explanatory Note: This Amendment No. 1 on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as originally filed on April 7, 2010, and is being filed solely for the purpose of amending portions of Part III and Item 15 “Exhibits, Financial Statement Schedules” of Part IV to include certain information required therein in lieu of incorporating such information by reference from the definitive proxy statement for its 2010 Annual Meeting of Stockholders.
PART III
Item 10. Directors and Executive Officers of the Company and Corporate Governance
      For information on the executive officers of the Company, please see Part I of Form 10-K under the caption Item 4A – “Executive Officers of Registrant” which is incorporated herein by reference in response to this item.
THE BOARD OF DIRECTORS
          Our Board of Directors currently consists of nine members, as follows: Ted T. Awerkamp, Julie A. Brink, Michael J. Foster, Alexander J. House, Lee R. Keith, William G. Keller, Jr., Dennis M. Prock, John R. Spake and James W. Tracy.
          Upon the recommendation of the Nominating/Corporate Governance Committee, the Company’s Board of Directors has nominated all of the current directors for reelection to the Board at the 2010 annual meeting.
Information on Directors
          The following table sets forth certain information with respect to each current director of the Company who has been re-nominated for election as a director at the annual meeting.

		Position	Company
Name	Age	With our Company	Director Since
Ted T. Awerkamp	52	President and CEO, Director	1994
Julie A. Brink	42	Director	2009
Michael J. Foster	62	Chairman of the Board	2003
Alexander J. House	52	Director	2009
Lee R. Keith	56	Director	2009
William G. Keller, Jr.	61	Director	1983
Dennis M. Prock	55	Director	2006
John R. Spake	58	Director	2009
James W. Tracy	55	Director	2007
          The business experience during at least the last five years of each current director and nominee, and other information about the person’s experience, qualifications, attributes and/or skills that the Company’s Nominating/Corporate Governance Committee considered important in its process for determining its nominees for director, are as follows:
          Ted T. Awerkamp was named President and Chief Executive Officer of the Company as of March 1, 2007. Prior to that date, he served as Vice President and Secretary of the Company (since 1994) and as President and CEO of Mercantile Bank (since 2005). He served as Executive Vice President and Chief Operating Officer of Mercantile Bank from 1993 to 2005. Prior to 1993, he served as Vice President of Mercantile Bank and as President, Chief Executive Officer and a director of the former Security State Bank of Hamilton (later merged with Marine Bank & Trust). Prior to joining Mercantile Bank in 1984, he worked for two years as a bank examiner for the Commissioner of Bank and Trust Companies of the State of Illinois. Mr. Awerkamp has also been active in numerous civic, charitable and industry organizations in the Quincy area. Mr. Awerkamp has been a member of the Board of

Directors of the Company and Mercantile Bank since 1994 and is the Chairman of the Board of Mercantile Bank. Mr. Awerkamp is also a director of the following subsidiaries of the Company: Royal Palm Bancorp, Inc. and its subsidiary Royal Palm Bank of Florida, both of which he is Chairman; Mid-America Bancorp, Inc., of which he is Chairman, and its subsidiary Heartland Bank; and Mercantile Investments, Inc.
     Julie A. Brink is Vice President (since 2009) and Secretary of R.L. Brink Corp. (since 1980), which is engaged in heavy construction and concrete and asphalt production, and Vice President (since 2009) and Secretary of Thompson, Inc. (since 1985), an interstate trucking company. She has been employed in various capacities by R.L. Brink Corp. since 1990. Both businesses are headquartered in Quincy, Illinois. She is also Vice President of Leeser TX, Inc. (since 1988), an interstate trucking company located in Palmyra, Missouri. Ms. Brink has been involved in many civic and charitable organizations in the Quincy area and has served as a director of the Company and Mercantile Bank since 2009.
     Michael J. Foster is a retired agribusiness executive, having worked for 33 years in the international livestock feed and supplement business. He was President of ADM Alliance Nutrition, Inc. (“ADM Alliance”), a subsidiary of Archer-Daniels-Midland Company, from 1998 through 2004. ADM Alliance is headquartered in Quincy, Illinois, and manufactures and sells livestock feeds nationally and internationally. In that capacity, Mr. Foster was responsible for approximately 2,000 employees and $800 million in sales volume. From 1992 through 1999, he served as a member of the Advisory Board of Directors for Mercantile Bank of St. Louis, a bank unrelated to the Company. Mr. Foster is currently engaged in several civic and charitable organizations, including serving as chairman of a nonprofit integrated health care delivery system headquartered in Quincy. He has served as a director of the Company and of Mercantile Bank since 2003.
     Alexander J. House is founder and President of Mid-America Carbonates, LLC (since 2006), which has corporate offices in Quincy and operations in southern Illinois. The company is engaged in the milling and marketing of calcium carbonate, a high purity limestone, for industrial applications. Prior to 2006, Mr. House was President of Quincy Carbonates, Inc., a firm also engaged in the mining, milling and marketing of calcium carbonate. Mr. House has also been engaged in farming operations in the Quincy area for many years. He has served as a director of the Company and Mercantile Bank since 2009.
     Lee R. Keith is President and Chief Lending Officer of Premier Bank (since 2009) in St. Peters, Missouri and has over 33 years of experience in the banking industry. From 2008 through 2009, he was President of Mid-MO Bank in Springfield, Missouri. He served as President of Progress Bank/First State Community Bank in Sullivan, Missouri, from 2006 through 2008, and as President of Gold Bank in St. Joseph, Missouri, from 2000 through 2006. Prior to 2000, he worked in various other executive and operational positions in the banking industry. The Company’s Board of Directors appointed Mr. Keith as a director of the Company and Mercantile Bank in August 2009.
     William G. Keller, Jr., is a partner with the law firm of Schmiedeskamp, Robertson, Neu & Mitchell LLP, located in Quincy, Illinois, which acts as outside counsel to the Company and its subsidiaries. He has 35 years of experience practicing law, including the representation of individuals and entities in the areas of estate planning, banking, corporate law and finance. Mr. Keller has been and currently is involved in many civic and charitable organizations in the Quincy area and has been a director of the Company since its inception in 1983 and Mercantile Bank since 1982. Mr. Keller also serves as a director of the Company’s subsidiary Mid-America Bancorp, Inc. and the Company’s indirect subsidiary Mercantile Investments, Inc.
     Dennis M. Prock is chairman of the board and founder of For Your Convenience, one of the largest distributors of convenience store equipment in the country, which since 1986 has manufactured millwork, walk-in coolers and graphics for major convenience store chains across America. Mr. Prock has been chairman of For Your Convenience since 1986 and served as its President from 1986 to 2004. From 1995 through 2002, he also served as President of Huck Store Fixture Co. in Quincy, Illinois. Mr. Prock is involved in numerous business enterprises in Missouri and Illinois. Mr. Prock has been a director of the Company and Mercantile Bank since 2006 and serves as a director of the Company’s subsidiary Royal Palm Bancorp, Inc. (and its subsidiary Royal Palm Bank of Florida).
     John R. Spake has been President and Chief Executive Officer of Comstock-Castle Stove Company for more than 10 years. The company manufactures and services commercial cooking equipment, selling in the U.S. and internationally. Mr. Spake is active in community and trade organizations, having served as a member of the Board of Directors of both the Quincy Area Chamber of Commerce and the North American Association of Food Equipment Manufacturers for the past six years. He has been a director of the Company and Mercantile Bank since 2009.
     James W. Tracy is Senior Vice President and General Counsel of Dot Foods, Inc., headquartered in Mt. Sterling, Illinois, a redistributor of food products from manufacturers to distributors throughout the United States. He has been employed with Dot Foods, Inc. since 1980 and, prior to taking his current position in 2002, he was Senior Vice President of Operations. He has served on the Board of Directors of Dot Foods, Inc. for 25 years. In addition, Mr. Tracy has served on the board of directors of numerous industry-specific and civic organizations, including Loyola Family Business Center, Mt. Sterling Chamber of Commerce, Mt. Sterling Community Center, West Central Mass Transit Board, Brown County Economic Development Board, and the International Foodservice Distributors Association. He was a director of the Company’s former subsidiary Brown County State Bank from 2000 through early 2010, and has been a director of the Company and Mercantile Bank since 2007.
     There is no arrangement or understanding between any director or nominee and the Company or any other person pursuant to which such director was selected as a director as of the date of this report other than with respect to Mr. Keith. The Company is party to a Fourth Amended and Restated Loan Agreement, dated as of April 30, 2009, as amended (the “Great River Loan Agreement”) with Great River Bancshares, Inc. (“Great River”) pursuant to which Great River has extended various loans and lines of credit to the Company. In addition, under the Great River Loan Agreement, R. Dean Phillips, the sole shareholder of Great River, is entitled to nominate a person to the Company’s Board of Directors. In the event that Mr. Phillips or any person nominated by him is not elected to the Board of Directors at the Company’s annual meeting, the Great River Loan Agreement provides that Great River may request the Company’s Board of Directors to take all action necessary to appoint Mr. Phillips or his designee as a director of the Company, including increasing the size of the Board of Directors or obtaining the resignation of another director of the Company. Pursuant to this provision, in 2009 James Senty was nominated by Mr. Phillips and elected as a director by the shareholders at the 2009 annual meeting. Mr. Senty resigned as a director in June 2009. Following Mr. Senty’s resignation, pursuant to the Great River Loan Agreement Great River designated Mr. Keith as a director to serve on the Company’s Board of Directors, and Mr. Keith was appointed as a director of the Company effective as of August 25, 2009. See the sections entitled “Certain Relationships and Transactions” and “Director Independence” under Item 13 of this report.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the 1934 Act requires our Company’s directors and executive officers, and persons who own more than 10% of any class of equity securities of our Company registered pursuant to Section 12 of the Exchange Act, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership in such securities and other equity securities of our Company. Securities and Exchange Commission regulations require directors, executive officers and greater than 10% stockholders to furnish our Company with copies of all Section 16(a) reports they file.
     Based solely on our review of these reports, or written statements from these persons that they were not required to file any reports in 2009, we believe that all of our directors, executive officers and greater than 10% stockholders complied with all Section 16(a) reporting requirements in 2009 and timely filed all reports.
CORPORATE GOVERNANCE
Audit Committee
     The Audit Committee consists of Michael J. Foster (Chairman), Alexander J. House, Dennis M. Prock and Julie A. Brink. The Audit Committee acts on behalf of the Board in reviewing the financial statements of the Company and in approving and overseeing the relationship between the Company and its independent auditor. In addition to monitoring the scope and results of audit and non-audit services rendered by our independent auditor, the Audit Committee reviews the adequacy of internal controls, internal auditing and the results of examinations made by supervisory authorities. The Audit Committee also performs other duties, including oversight of our whistle-blowing policy and review and approval of certain related party transactions. The Board of Directors has determined that each member of the Audit Committee, in addition to qualifying as “independent” under Section 802 of the NYSE Amex Company Guide, also qualifies as “independent” under the more stringent requirements set forth in Section 10A(m)(3) of the Securities Exchange Act of 1934 (the “1934 Act”) and Section 803 of the NYSE Amex Company Guide, both of which are applicable to audit committee members. Each member also has been deemed to qualify as an “audit committee financial expert” within the meaning of the rules and regulations of the Securities and Exchange Commission. The Audit Committee met four times during 2009.

Stockholder Communications with Directors
     Our policy is to forward to our directors any stockholder correspondence we receive that is addressed to them. Stockholders who wish to communicate with our Board or individual directors may do so by sending their comments in writing addressed to the Board or to the individual director or directors at our headquarters at 200 North 33rd Street, Quincy, Illinois 62301. Stockholders wishing to submit candidates for nomination or election as directors of our Company or wishing to submit other proposals for consideration by our stockholders at the annual meeting should review the information set forth below under the headings “Nomination of Directors; Stockholder Access to Process” and “Stockholder Proposals for the Annual Meeting.”
Code of Ethics Applicable to Directors, Officers and Employees
     We have adopted a Code of Ethics for directors, officers and employees including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. A copy of this Code of Ethics was filed with the Securities and Exchange Commission (“SEC”) as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2004 and is available on our internet website in the “Corporate Governance” section under “Investor Relations” at www.mercbanx.com. Any substantive amendments to this Code, or any waivers from the Code granted for any director or senior officer, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions, will be disclosed in a report on Form 8-K filed with the SEC.
Nomination of Directors; Stockholder Access to Process
Nomination Process
     On an annual basis, the Nominating/Corporate Governance Committee of the Board makes recommendations to the full Board on individuals it believes should be nominated for director, including, if appropriate, re-nomination of incumbent directors, accompanied by key factors underlying its recommendations. If it so chooses, the Committee may include with its recommendations a report on other candidates considered by it but not recommended for nomination, including candidates the Committee believes should be given serious consideration for nomination in future time periods as well as candidates considered by the Committee that were deemed unsuitable for nomination. The Committee will include in its report any suggestions received from stockholders on nominees and its reaction to such suggestions. The full Board reviews and discusses the Committee’s recommendations and report, and then determines the slate of nominees to be submitted by the Board for stockholder approval at the ensuing annual meeting.
     To the extent vacancies in the Board arise between annual stockholders’ meetings or the Board determines to expand the number of directors between annual meetings, the Committee will be expected to prepare an ad hoc review and recommendation of suitable candidates for appointment to the vacant or newly created directorships, utilizing a process similar to that undertaken by it in connection with elections of directors at annual meetings. Thereafter, the full Board will review the Committee’s recommendations and make the final determination on appointment of appropriate persons to the new directorships on an interim basis.
Identification of Candidates
     On an ongoing basis, the Nominating/Corporate Governance Committee identifies and reviews possible candidates for director and, if appropriate, conducts inquiries into the backgrounds and qualifications of candidates. The Committee may identify candidates as a result of suggestions received by it from Committee members, other directors, or Company officers or search firms retained by the Committee. In addition, the Committee considers any suggestions on director candidates that may be received from stockholders from time to time, subject to the Company’s procedures for stockholder submission of candidates as described below.
Director Qualifications
     The Committee and the full Board believe that the Board should be comprised of directors with varied, complementary backgrounds, and that directors should, at a minimum, have knowledge and experience that may be useful to our Company. Directors should also possess the highest personal and professional ethics and should be willing and able to devote the required amount of time to our business. In accordance with its charter, the Nominating/Corporate Governance Committee has identified the following additional attributes as desirable for its directors: knowledge of the banking industry; financial expertise; experience in the management or leadership of a substantial private business enterprise or educational, religious or not-for-profit organization; engagement in the communities served by the Company; and such other professional and personal experience that the Committee determines may be helpful on the Board. The Committee also considers a candidate’s relationships with customers and potential customers and, for those candidates who are also customers, the nature, dollar amount and history of the candidates’ customer relationship with the Company. While the Company has no written policy regarding the consideration of the specific issue of diversity in identifying director nominees, the Committee and full Board consider the issue of diversity in the context of identifying potential candidates who would provide varied, complementary backgrounds in terms of their professional and business experience, education, skill and other attributes. In identifying director candidates, the Committee makes every effort to ensure that the Board and its committees will include the required number of independent directors, as that term is defined by NYSE Amex and the SEC. In determining whether an incumbent director should be retained and stand for re-election, the Committee considers the quality of the director’s past service to the Company, including the director’s attendance record at meetings. The Company has no mandatory retirement age for directors.
Stockholder Submission of Candidates to Committee for its Consideration and Possible Nomination
     Any stockholder wishing to submit the names of one or more individuals for consideration in future years by the Nominating/Corporate Governance Committee and the full Board as nominees for director of the Company must follow the Company’s procedures for stockholder submission of candidates, as formulated by the Committee and approved by the Board. A copy of these procedures can be found on our internet website in the “Corporate Governance” section under “Investor Relations” at www.mercbanx.com. In summary, stockholder submissions of candidates must be in writing and sent by mail or courier to the Nominating/Corporate Governance Committee at the Company’s offices at 200 North 33rd Street, Quincy, Illinois 62301. The submission should include the candidate’s name, mailing address, business experience and other relevant background information, shareholding in the Company (if any), and other information relevant to the person’s appropriateness to serve as a director of the Company. Additional information may be required by law or requested by the Nominating/Corporate Governance Committee after the submission. The committee’s consideration of a candidate submitted by a stockholder may not involve significant review or discussion in cases where the committee deems such not to be appropriate in light of the circumstances. In some instances, the committee may defer serious consideration of a stockholder-submitted candidate until a later date deemed more suitable. Stockholders submitting candidates for consideration by the Nominating/Corporate Governance Committee as nominees will be advised by the Company when their submissions have been received and when the candidates are likely to receive consideration by the committee. The Nominating/Corporate Governance Committee, after consideration of any candidates submitted by the stockholders, will advise any such candidates whether the committee will nominate such candidate. There is no assurance that the Committee will act within any specified time period in response to stockholder suggestions or that candidates or their proponents will be entitled to make a presentation to the Committee or receive any formal Company or Committee decision. Stockholders are referred to the complete explanation of the applicable procedures set forth on the Company’s website mentioned above.
Direct Nomination of Candidates by Stockholders at Annual Meeting
     In addition to submitting names of potential candidates for director to our Nominating/Corporate Governance Committee for possible consideration by the Committee and our Board in their annual selection of director nominees, stockholders may desire to act directly to place a candidate’s name in nomination for election as director at an annual meeting. Any stockholder wishing to do so, however, must comply with our bylaw provision governing direct nominations by stockholders. Under our bylaw, any stockholder who wishes to place a name directly in nomination for election as director at an annual meeting must, among other things, give advance notice to our Corporate Secretary at our principal executive offices not less than 120 days prior to the anniversary of the previous year’s annual meeting of stockholders nor more than 180 days prior to such anniversary date (unless the calendar day of the current year’s annual meeting is more than 30 days before or after the calendar day of the previous year’s annual meeting, in which case the Board of Directors will establish a different and more suitable deadline for notices). The notice deadline for the 2010 annual meeting was January 19, 2010. For a direct stockholder nomination to be considered at the 2011 annual meeting, notice must be received not later than January 24, 2011, and not earlier than November 25, 2010. In the event that the date of the upcoming annual meeting is changed by more than 30 days from the prior year’s annual meeting, the Board of Directors will establish a different and suitable deadline date for notices. To obtain a copy of the relevant bylaw, please contact the Corporate Secretary. The bylaw provision is also available on our internet website in the “Corporate Governance” section under “Investor Relations” at www.mercbanx.com. The Company is not obligated to include in its proxy materials information regarding candidates expected to be nominated by stockholders.

Item 11. Executive Compensation
COMPENSATION OF DIRECTORS
     The following table sets forth for the year ended December 31, 2009 the compensation paid to each director of the Company who served during that year other than directors who were executive officers whose compensation is included in the Summary Compensation Table for executive officers.
Compensation of Non-Management Directors

	Fees Earned or Paid	All Other
Name	in Cash ($)	Compensation ($)	Total ($)
Julie A. Brink	26,000	0	26,000
Dan S. Dugan(1)	0	63,300 (2)	63,300
Michael J. Foster	39,000	0	39,000
Alexander J. House	26,000	0	26,000
William G. Keller, Jr.	0	0	0
Lee R. Keith	16,250	0	16,250
Frank H. Musholt(1)	14,808	0	14,808
Dennis M. Prock	48,000	0	48,000
James A. Senty(3)	6,500	0	6,500
John R. Spake	26,000	0	26,000
Walter D. Stevenson III(1)	14,808	0	14,808
James W. Tracy	48,300	0	48,300

(1)	This director’s term expired at the 2009 annual meeting of stockholders, and the director did not stand for reelection as a director. However, in the case of Mr. Dugan, he continued after the annual meeting as a consultant and advisory director.

(2)	Amount consists of consulting fees paid to Mr. Dugan pursuant to his consulting agreement with the Company, which agreement expired by its terms on February 28, 2010.

(3)	Mr. Senty was a director of the Company and Mercantile Bank from May through June 2009.
     All of the directors of the Company in 2009 also served as directors of the Company’s principal subsidiary bank, Mercantile Bank. Certain directors also served as directors of other direct or indirect subsidiaries of the Company. Mr. Prock served as a director of Royal Palm Bancorp, Inc. (and its subsidiary Royal Palm Bank of Florida); Mr. Tracy served as a director of Brown County State Bank (“Brown County”) which the Company sold in February 2010; Mr. Dugan served as a director of Mid-America Bancorp, Inc. (and its subsidiary Heartland Bank), HNB Financial Services, Inc. (and its subsidiary HNB National Bank) which the Company sold in December 2009, and Royal Palm Bancorp, Inc. (and its subsidiary Royal Palm Bank of Florida); and Mr. Keller served as a director of Mid-America Bancorp, Inc. and the Company’s indirect subsidiary Mercantile Investments, Inc. No other director of the Company in 2009, other than Mr. Awerkamp, served as a director of any other subsidiary of the Company in 2009.
     Directors’ fees for service on the Board of Directors of the Company or any subsidiary of the Company are reviewed and, if appropriate, adjusted annually by the board of the respective entity. Directors’ fees are established as an annual amount, which is then paid in cash to the director in twelve (12) equal installments, except for Royal Palm Bancorp, Inc. and Royal Palm Bank of Florida, which pay directors for attendance at each meeting. In 2009, the annual fee amount for Company directors was $17,304, and the annual fee amount for Mercantile Bank directors was $21,696. In 2009, Royal Palm Bancorp, Inc. and Royal Palm Bank of Florida paid Mr. Prock $9,000 in directors’ fees, and Brown County paid Mr. Tracy $9,300 in directors’ fees. No additional fees are paid to directors for their service on committees of any board. It has been the Company’s policy that no directors’ fees have been paid to directors who are also executive officers or employees of the Company or to other non-independent directors, including Mr. Keller whose law firm provides legal services to the Company and its subsidiaries. The Company has paid Mr. Keith directors’ fees as an exception to this policy because he has had no direct or indirect compensatory relationship with the Company. Upon the recommendation of the Compensation Committee beginning after the annual meeting in May 2010, the directors’ fees will be reduced by 15% as a cost-savings measure and will be paid to directors who are not executives or other employees of the Company or any of its subsidiaries. All other directors will be paid the reduced fees, which will be $14,708 for the Company and $18,442 for Mercantile Bank.
     In 2009, no director, other than Messrs. Awerkamp, Dugan and Keller, received any compensation from the Company or its subsidiaries other than directors’ fees for services rendered on the boards of directors of such entities.
EXECUTIVE COMPENSATION AND OTHER INFORMATION
Executive Officers
     Executive officers of our Company are appointed by the Board of Directors and serve at the discretion of the Board. The following are the current executive officers of our Company.

Name	Age	Position
Ted T. Awerkamp	52	President and Chief Executive Officer
Michael P. McGrath	55	Executive Vice President, Chief Financial Officer, Secretary and Treasurer
Daniel J. Cook	54	Executive Vice President and Chief Investment Officer
     There is no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was selected as an officer, except for the employment and other arrangements described in this report.
Compensation Discussion and Analysis
     General. In this Compensation Discussion and Analysis (the “Analysis”), references to “Committee” are to the Compensation Committee of our Company’s Board of Directors, which has general responsibility for the establishment, direction and administration of all aspects of our executive compensation program. As discussed above under the heading “Corporate Governance—Information Concerning the Board and Committees of the Board,” the Committee currently is composed of four independent directors, none of whom is an officer or employee of our Company or any subsidiary bank. We use the term “Executives” to refer to the executive officers of the Company listed above.
This Analysis has been prepared by management of the Company. The Company is responsible for this Analysis and for the disclosure controls relating to executive compensation. The Analysis is not a report or disclosure of the Committee. However, the Committee has reviewed and discussed the Analysis with management and has submitted a Report hereon which immediately follows this Analysis.
     Overall Compensation Policy. Our Company’s executive compensation policy is premised upon two basic goals: (1) to attract and retain qualified individuals who provide the skills and leadership necessary to enable our Company and its subsidiary banks to achieve earnings growth, capital growth and compliance, return on investment and other performance objectives, and (2) to create incentives for those individuals to achieve Company and individual performance objectives through the use of performance-based compensation measures. The Company also has a goal of creating a mutuality of interest between executive officers and stockholders through compensation structures that correlate a material portion of executive compensation with stockholder returns. Our incentive plan provides a clear and effective method for motivating our Executives to achieve financial results that will enhance the share value over time, to the benefit of the stockholders.

Overview of Executive Compensation Components
     In 2009, our compensation program for the Executives consisted of several compensation components, which are identified in the following paragraphs and discussed individually in more detail below. In determining the structure and levels of each element of executive compensation, the compensation package is considered in total, rather than any one element in isolation. As more fully described in the ensuing sections of this Analysis, the ultimate determination of each element of executive compensation is a subjective process in which many factors are considered, including our Company’s and/or subsidiary banks’ performance and the individual Executive’s specific responsibilities, historical and anticipated personal contribution to our business, and length of service with our Company or subsidiary banks.
     The following are the material elements of the compensation program for our Executives:
•	A base salary;

•	Annual incentive compensation;

•	Retirement benefits; and

•	Change-in-control protections.
     Each of these elements is described in more detail under “Components of Compensation,” below. We also provide various health and welfare benefits to the Executives on the same basis as apply to all salaried employees, as well as modest perquisites and personal benefits to assist the Executives in performing their functions. The perquisites and benefits are discussed in the Summary Compensation Table under Item 11 and footnotes to the table.
Use of Consultants; Market Data
     In recent years, we have used compensation consultants occasionally to assist management, the Committee and the Board in refining and updating our compensation program and plans, not only for the Executives, but for all employees. Some of these consultants have been asked to review and make recommendations on only selected aspects of compensation; others were instructed to review and comment upon our executive compensation program as a whole.
     In December 2007, the Compensation Committee engaged Frederic W. Cook & Co., Inc. of Chicago, Illinois (“Cook & Co.”), to provide a comprehensive review of the compensation practices and programs for all employees of the Company and compensation levels for the Company’s senior management, including the Executives. The consultant’s duties also included an internal review of the Company’s compensation practices and programs for effectiveness and alignment with the Company’s business strategy, as well as external benchmarking against practices in relevant markets.
     In performing its review, which occurred in the first quarter of 2008, Cook & Co. selected, and compared the Company with, 18 similarly situated bank holding companies. The comparison companies were publicly traded, classified as regional banks, thrifts or mortgage finance institutions, and headquartered in the Midwest (sixteen companies) or Florida (two companies). The median of assets among the companies was $1.5 billion. Our Company was determined at the time to be in the middle of the group in terms of size and performance although the Company’s total shareholder returns over the several years immediately preceding the review were above the 75th percentile of the group.
     The consultant’s findings and recommendations are discussed throughout this Analysis. Among the consultant’s recommendations was the adoption and implementation of an equity incentive plan to provide equity-based, long-term incentives to our key employees including the Executives. The Company presented an equity incentive plan to stockholders for consideration in May 2008, but it was not approved.
     At the Committee’s request, Cook & Co. provided supplemental advice to the Committee through July 2008 regarding issues raised during its review earlier in the year. Although the Company has not engaged a compensation consultant since the 2008 review by Cook & Co., we expect to continue to utilize the services of compensation consultants when appropriate from time to time in the future.
     Also in 2009, as in prior periods, we conducted our own internal review of executive compensation practices at a peer group of 27 similarly sized bank holding companies located in the Midwest, with particular focus on total dollar amounts of compensation and the mix of compensation paid by our peers to various levels of executives. In preparing this internal review, we used executive compensation information obtained from SNL Financial, a national information specialist for the financial services sector. On the basis of our internal review, we concluded that total compensation received by our Executives as a group in preceding years was largely in line with the average for our peer group, and that our mix of compensation was similar to our peer group, except for the absence of equity-based, long-term incentive compensation, which is a common feature of compensation packages among publicly traded financial institutions. In February 2010, to address the down-sizing of the Company as a result of the sale or exchange of three of its subsidiary banks, the Committee revisited the make-up of the peer group and concluded a more accurate group would be one comprised of 10 Midwest bank holding companies of similar asset size and organizational structure. The new peer group will be used for comparisons beginning in 2010, again utilizing the executive compensation information obtained from SNL Financial.
Mix of Pay
     We believe that the combination of base salary and annual incentive compensation utilized by us in recent periods provides a suitable and effective program for compensating and incentivizing our Executives, to the benefit of our Company and our stockholders. The Committee and the Board believe that designating a portion of executive compensation to be at risk (the annual incentive compensation piece) advances the interests of our stockholders. We must perform satisfactorily as an organization, exceeding clear and objective financial benchmarks, in order for annual incentive compensation to be paid to any Executive, and then individual performance and the Executive’s personal contribution to our Company’s and/or subsidiary banks’ success is factored in to determine precisely how much annual incentive compensation each Executive receives.
Components of Compensation
     Base Salary. Base salary compensates for sustained performance in the executive function. It is a standard compensatory element. The base salary for each Executive is reviewed at each year-end in comparison to the previous year’s salary. In determining whether to adjust base salary levels, recommendations and subjective assessments of individual performance by members of management other than the individual officer in question are taken into account. In addition, the performance of our Company and the subsidiary banks is considered. Based primarily upon a subjective analysis of our Company’s financial performance during the period since the last salary increase, the Company concluded not to increase base salaries for the Executives in 2010. In this regard, the analysis of performance included a review of our Company’s earnings and return on equity for the prior year. The factors impacting base salary levels are not independently assigned specific weights. Rather, all of these factors are reviewed, and specific base pay recommendations are made that reflect an analysis of the aggregate impact of these factors. Principal factors underlying the Committee’s salary determinations at year-end 2009 were the Company’s overall performance in 2009, the general economic conditions, and the difficulties facing financial institutions in particular. The base salaries currently receivable by our Executives are $325,000 for Mr. Awerkamp, $185,000 for Mr. Cook and $185,000 for Mr. McGrath. For all of the foregoing reasons, we believe that base pay levels for the Executives are within a range that is appropriate and sufficient.
     Annual Incentive Compensation. Our basic annual incentive compensation component at present is our Incentive Compensation Plan. This is an annual incentive plan, involving establishment on an annual basis of financial targets for the Company which, if met, may result in cash payments to Executives and other key employees. Until 2007, the incentive plan was not a comprehensive uniform plan for all senior management; rather the Committee, with input from management, established the financial targets at the beginning of each year as a series of separate targets for the different executives, and then provided a cash payout at year-end for each executive if his target level of performance had been exceeded. The amount of the payment usually was based on some other objective standard, such as a percentage of the executive’s base salary. The plan, as applied until 2007, was divided into a series of separate arrangements and had operated with only a minimum of flexibility and discretion; selected financial measures, benchmark targets and the calculation of year-end cash payouts were largely objective. The plan was never submitted to a stockholder vote because deductibility of plan payments under Section 162(m) of the Internal Revenue Code was not (and still is not) an issue given the conservative levels of compensation we have traditionally paid our executives.
     In early 2007, after weighing the recommendation of its compensation consultants, the Committee, with the approval of the Board of Directors, determined to amend the Incentive Compensation Plan, both by formalizing the plan and by expanding the range of financial targets that the Committee would be able to utilize when making annual plan awards to executives. The plan as amended has both an objective test feature and a discretionary, subjective feature for determining plan payments in any year. Under the objective feature, there is a two-step formula for establishing annual awards. The Committee must first make a determination as to which performance criterion or criteria will be so-called “threshold performance triggers” for individual executives or groups of executives (“triggers”). If the trigger or triggers are not met, then the executive(s) will receive no year-end payments under the objective feature and the analysis ends without proceeding to the second step of the formula. If the trigger or triggers are met, then the executive(s) will receive a year-end payment, the total amount of which may increase depending upon the outcome at year-end under the second step. Under the second step, the Committee must determine which additional factors, so-called “key performance factors” (“factors”), will apply to awards for the year to the executive or group of executives and, together with the “trigger,” affect the ultimate amount of any payments. In identifying triggers and factors, the Company will compare its performance against the performance of a peer group of bank holding companies for the ensuing year, as reported after the conclusion of the year by the Federal Reserve Board’s Division of Banking Supervision and Regulation in its year-end Bank Holding Company Performance Report (the “BHC Report”). In addition, the Company may choose to compare the total annual return on its stock price to the performance of the banks and bank holding companies included in the ABA NASDAQ Community Bankers Index (“ABAQ”). The ABAQ is the most broadly representative stock index for the community bank segment of the banking industry.
     Peer group ratio averages documented in the BHC Report serve as a frame of reference for evaluating the financial condition and actual performance of the Company relative to other bank holding companies with similar characteristics. This information serves as a benchmark against which the Company’s balance sheet structure and earnings can be evaluated. The 2009 BHC Report compared the performance of the Company to Peer Group Number 3, which consisted of 296 U.S. bank holding companies with consolidated assets between $1 billion and $3 billion. A peer group average for a financial ratio is the arithmetic mean of the ratio values calculated for all bank holding companies in the selected peer group subject to upper and lower exclusion limits. That is, to reduce the influence of erroneous or atypical data on peer group ratio averages, values falling above the 95th and below the 5th percentiles for the peer group are excluded from the calculation of the peer group average.
     As a final step under the objective feature of the plan, the Committee assigns a weight to each trigger (in the first step) and key factor (in the second step), the total of which must equal 100%. All triggers and factors, and their weighting, are established typically late in the first quarter or early in the second quarter of each fiscal year. If any factor is not met, the weight of that factor is added to the weight of each other performance factor that is also not met for the year and the total percentage is then deducted from the executive’s objective determinant of plan payment, i.e., the maximum percentage of his base salary that the executive is entitled to receive if all triggers and factors are met for the year.
     The following paragraphs illustrate how the triggers and factors impacted the determination of awards under the plan in 2009 for each Executive. The trigger for all the Executives was the Company’s achieving a return on average assets equal to or exceeding the lesser of 0.50% or 97% of the return on average assets reported in the BHC Report (which was a negative 0.25% for 2009). The trigger was weighted at 25%. Their key performance factors were (a) net interest margin ratio equal to or exceeding the lesser of 3.25 or 90% of such ratio reported in the BHC Report (which was 3.50 for 2009) (weighted at 25%), (b) the ratio of total non-interest expense to average assets equal to or less than the greater of 2.65 or 93% of such ratio reported in the BHC Report (which was 3.17 for 2009) (weighted at 25%), and (c) the ratio of net charge-offs to average loans equal to or less than the greater of 0.50 or 100% of such ratio reported in the BHC Report (which was 1.32 for 2009) (weighted at 25%).
     Because the Company, like many other financial institutions, suffered substantial deterioration in its asset quality in 2009, the Company failed to achieve positive net income for the year 2009 and thus failed to satisfy the specified trigger for payouts to Executives under the plan for 2009. As a consequence, there were no payments of annual incentive compensation to the Executives under the objective feature of the plan for 2009.
     The plan also permits the Committee to make additional, discretionary awards to Executives, to reflect individual performance or other significant corporate achievements even if no awards are authorized or granted under the objective feature of the plan. The plan thus gives the Committee a degree of discretion over plan awards without undercutting the importance of objective performance targets selected in advance. Due to the extent of difficulties experienced by the Company in 2009, there were also no awards to Executives under the plan’s discretionary feature for 2009.
     Since the Company committed the Incentive Compensation Plan to a written document in 2007, the Board has approved and applied amendments to the plan from time to time to reflect recommendations of compensation consultants and the Committee. In addition, upon the recommendation of the Committee, the Board amended the plan in February 2010 to reserve to the Company’s Board of Directors the right to reduce, modify, withhold or discontinue awards under the plan to some or all eligible participants at any time without notice, regardless of whether objective performance measures are achieved. The Committee and the full Board believe the Company needs maximum flexibility in making incentive compensation determinations in today’s financially challenging environment.
     In February 2010, the Committee recommended and the full Board agreed that, in conjunction with Company-wide budget reductions for 2010, the Company will suspend the objective test feature of the Incentive Compensation Plan for the Company’s Executives for this year. Therefore, the Company will not establish the 2010 trigger and factors under the plan and their respective weighting, and the Executives will not be eligible at the end of this year for 2010 awards under the objective test feature of the plan.
     Retirement Benefits. Our retirement benefits provide post-retirement security to all eligible employees, including our Executives. There are two sources of retirement benefits covering one or more of our current Executives, as follows:
•	Our tax-qualified retirement plan, the Mercantile Bancorp, Inc. Profit-Sharing Plan and Trust (the “Profit-Sharing Plan”), which covers all eligible employees and is described briefly in the Narrative following the “Summary Compensation Table” below; and

•	A salary continuation agreement that the Board of Directors, with the Committee’s approval, extended to President and CEO Ted T. Awerkamp in 1994, under which, following his retirement, Mr. Awerkamp will receive cash payments in addition to those received by him under the qualified plan; more information is provided about these payments in the “Pension Benefits” table below as well as the Narrative following the table.

     Upon recommendation of Cook & Co. after its first quarter 2008 review, the Board and Committee considered and approved changes to the retirement benefits. First, the Company amended its Profit-Sharing Plan to provide a Company match of employee contributions up to three percent of the employees’ eligible compensation; however, the Company retains the discretion to make additional Company contributions tied to profitability year to year. The Company’s match contributions vest over a three-year period. Second, the Company and Mr. Awerkamp amended his salary continuation agreement to reduce the vesting age to his current age (51) from age 55 for an involuntary termination without cause, including disability, and for a change-in-control termination (formerly, there would have been no benefits under these circumstances). If Mr. Awerkamp terminates voluntarily before the age of 55, the vesting age would remain at age 55. Also, the Company updated the benefits under the salary continuation agreement to reflect Mr. Awerkamp’s current pay level. Formerly, the benefits were based on his pay level in 1994 plus a projection of adjustments since that time, which projection was no longer consistent with actual pay levels. See the description of Mr. Awerkamp’s salary continuation agreement, as amended, under the section below entitled “Pension Benefits.”
     We believe the combination of these retirement benefits, as amended, adequately provides for the security of our Executives following their cessation of service, such that their efforts can be directed solely to the success of the Company in their pre-retirement years.
     Change-in-Control Protections. A component of executive compensation is the additional income security we provide to our management team in the event the Company undergoes a change in control and the Executives are thereafter dismissed or de facto dismissed by reason of their demotion or reassignment to remote locations. The employment agreements with all three of our current Executives contain a change-in-control provision giving them such security. Under this provision, if during the term of the agreement the Company is the subject of a “change in control” (as defined in the agreement) and subsequently the Executive either (i) is terminated by the Company without cause or (ii) terminates his own employment following a post-change-in-control decrease in salary, demotion in position or relocation to a remote place of business, the Executive will be entitled to receive a lump sum cash payment in an amount equal to 250% (for Mr. Awerkamp) or 200% (for Messrs. McGrath and Cook) of the sum of (x) his current base salary at the time of termination plus (y) the amount of his payment, if any, under the Incentive Compensation Plan for the most recently completed fiscal year of the Company.
     We believe that providing this protection to our Executives upon a change in control of the Company is in the stockholders’ best interest because doing so serves to maintain a stable executive team during a change-in-control process and incentivizes management to explore, when appropriate, possible transactions involving a sale or other change in control of the Company, to the benefit of our stockholders. Under this provision in the employment agreements, the triggering of a payment requires both a change in control of the Company and the Executive’s loss of position. The structure of the provision lessens the likelihood that any payment made thereunder to an Executive will exceed the ceiling established under Section 280G of the Internal Revenue Code on the tax deductibility of such payments. Also, the Company is not obligated under the agreements to make any “tax gross-up” payments to taxing authorities on behalf of the Executives of amounts they would otherwise be required to pay individually with respect to payments they may receive following a change in control and termination of their employment.
     For further information on the Executives’ employment agreements, see the discussion under the heading, “Employment and Other Compensatory Agreements with the Executives – Employment Agreements” below.
     Mr. Awerkamp may also be entitled to receive payments in the event of a change in control under his salary continuation agreement. For more information regarding these payments, see the discussion under the heading “Potential Payments to Executives upon Termination or Change in Control,” below.
     Regulatory Parameters. On March 17, 2009, the Company entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of St. Louis (the “FRBSL”). Under the terms of the MOU, the Company will pay no salaries, bonuses and other compensation to the Executives without the prior written approval of the FRBSL. Based on correspondence with the FRBSL, the Company understands that the current compensatory arrangements with the Executives (and other insiders) have been properly approved by the FRBSL, but that payment of any other salary amounts, bonuses or other compensation out of the ordinary course of past business would require prior written approval by the FRBSL. An MOU is characterized by regulatory authorities as an informal action that is neither published nor made publicly available by the agencies and is used when circumstances warrant a milder form of action than a formal supervisory action, such as a cease and desist order.
     On February 16, 2010, the Company executed a Written Agreement (“WA”) with the FRB. The terms of the WA are generally consistent with the MOU. A WA is a formal enforcement action by the FRB, similar in nature to an MOU, but is legally binding and will be published and made public.

Procedure for Determining Executive Compensation
     Committee and Board Roles, Generally. The Committee oversees and reviews all aspects of the Company’s executive compensation program, including welfare and personal benefits, at least annually, during its year-end meeting if not before, and often examines specific compensation issues during the year, if and as appropriate. Its fundamental goal is to ensure that overall compensation levels and incentive opportunities are competitive and reflect the performance of the Company and its subsidiary banks as well as performance of the individual executive officer. Types and amounts of compensation paid to the executives in preceding years have some effect on the Committee’s compensation decisions for subsequent years, but are less important than current and desired future Company performance, retention needs and internal pay equity.
     The Board generally monitors the Committee’s functioning, and makes some decisions on executive compensation itself, such as approving any compensation agreements with, or plans or other arrangements involving, the executives. Recommendations received from compensation consultants are carefully weighed by the Committee and the Board in making their compensation determinations.
     Specific Actions for 2009 and 2010. The following outlines the executive compensation decisions made by the Committee and the Board of Directors for 2009 and 2010:
•	Annual Incentive Compensation Plan. Triggers and financial performance factors for the Executives under the objective feature of the Incentive Compensation Plan for 2009 (the 2009 awards) were recommended by the Committee at its June 11, 2009 meeting and approved by the Board at its June 16, 2009 meeting. The Committee reviewed on December 11, 2009 whether the triggers and performance factors for the Executives under the Incentive Compensation Plan for 2009 would be achieved and, because the return on average assets trigger would not, no payments were made under the objective feature for 2009 nor were payments made under the subjective feature. On December 16, 2009, the Committee adopted a recommendation to amend the plan to give the Board the right to reduce, modify, withhold or discontinue awards under the plan to some or all eligible participants at any time without notice, regardless of whether objective performance measures are achieved. In February 2010, the Board approved an amendment to the plan with those changes and also suspended the objective test feature of the plan for the Company’s Executives for 2010.

•	Executive Employment Agreements. On February 15, 2010, the Committee decided not to extend the terms of the Executives’ employment agreements beyond their current terms, which expire on February 29, 2012 for Mr. Awerkamp and February 28, 2011 for Messrs McGrath and Cook. The Committee reached its conclusion after assessing the performance of the Company in 2009 and noting the fact there was at least a year remaining on each of the current terms of the agreements, so no immediate action to renew them was necessary. This action was ratified by the Board on February 16, 2010.

•	Compensation Review. At the Committee’s meetings in December 2009 and February 2010, the members considered various year-end 2009 compensation matters in addition to those described above, including, but not limited to, base salaries. Among other decisions, the Committee recommended no increases in salaries for the Executives and no increases in directors’ fees for service on the boards of the Company and its subsidiaries. The Committee also reviewed and considered triggers and factors for 2010 under the Incentive Compensation Plan although no metrics were established. The full Board ratified the decisions regarding salaries and directors’ fees at its meeting on March 23, 2010.
     Role of Executive Officers. Mr. Awerkamp, as the Company’s President and CEO, had substantial input at year-end 2009 into executive compensation decisions of the Committee and the Board. He participated in formulating a set of management recommendations presented to the Committee and the Board at various stages of the determination process. Mr. Awerkamp did not actively negotiate with the Company regarding the terms and conditions of the agreements entered into between the Company and the Executives, nor did he participate in discussions at the Committee or Board level regarding his own compensation arrangements generally.
     Important Corporate and Individual Factors Utilized at Year-End 2009 in Determining Executive Compensation. In making their subjective determinations each year regarding executive compensation, the Committee and the Board consider both corporate and individual performance. Corporate factors utilized at year-end 2009 included all key financial metrics, including earnings per share, net interest income, return on stockholders’ equity, return on assets, asset quality, loan growth, and trends in the foregoing measures, compared in each case to results achieved by the Company’s peer group institutions. Individual factors utilized in making year-end compensation decisions included the particular Executive’s initiation and implementation of business strategies, control and oversight of management and departmental teams, and various personal qualities, including leadership.

     The year 2009 was a difficult year for most financial institutions and the Company, like many others, suffered from significant deterioration in its asset portfolio, especially in those geographic areas served by its subsidiaries that experienced the greatest declines in property values. The Company reported a net loss of $58.5 million or $(6.72) per share for the year ended December 31, 2009, compared with a net loss of $8.8 million or $(1.01) per share in 2008. The net losses for both 2009 and 2008 include the income and expense associated with discontinued operations, namely HNB National Bank, Marine Bank & Trust and Brown County State Bank, all of which have been sold. From continuing operations, net interest income was $21.2 million in 2009 compared with $21.8 million the prior year, provision for loan losses decreased from $23.2 million in 2008 to $22.1 million in 2009, total noninterest income was $7.8 million in 2009 compared with $9.2 million the prior year, and total noninterest expense was $71.5 million in 2009 compared with $38.6 million in 2008. In addition, the Company recorded a net loss from discontinued operations of $8.0 million in 2009 compared to net income of $7.3 million in 2008.
     The total noninterest expense from continuing operations of $71.5 million in 2009 included $30.4 million in goodwill impairment loss, primarily related to the Company’s acquisition of Royal Palm Bancshares, Inc. in 2006. Included in the net loss from discontinued operations in 2009 was a goodwill impairment loss of $14.0 million related to the Company’s acquisition of HNB Financial Services, Inc. in 2007.
     Total assets at December 31, 2009 were $1.4 billion compared with $1.8 billion the prior year, the decrease primarily due to the exchange for debt of HNB National Bank. Loans declined from $1.3 billion a year ago to $776 million as of December 31, 2009, while deposits were $955 million at year-end 2009 compared with $1.5 billion at year-end 2008. The decreases in total loans and deposits in 2009 were primarily attributable to the exchange or sale of three banks.
     In view of the Company’s difficult year and continuing economic pressures forecast for the financial sector generally, the Committee and Board concluded not to increase 2010 salaries for the Executives or to pay any bonuses to them under the Incentive Compensation Plan for 2009.
Report of the Compensation Committee
     The Compensation Committee of the Company has reviewed and discussed with the Company’s management the Compensation Discussion and Analysis that is required by Securities and Exchange Commission rules to be included in the proxy statement.
     Based on that review and those discussions, the Committee has recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this report.
Dennis M. Prock, Chairman
Julie A. Brink
Michael J. Foster
James W. Tracy

Compensation Tables and Narrative Disclosure
     The following table sets forth compensation information for our Executives for services rendered to the Company and its subsidiaries in 2009, 2008 and 2007.
Summary Compensation Table

					Change in
					Pension Value
					and
					Nonqualified
				Non-Equity	Deferred
Name and				Incentive Plan	Compensation	All Other
Principal		Salary	Bonus	Compensation	Earnings	Compensation
Position (1)	Year	($) (2)	($)(3)	($) (3)	($)(4)	($) (5)	Total ($)
Ted T. Awerkamp,	2009	325,000	0	0	22,469	34,665	382,134
President and CEO	2008	325,000	0	0	24,189	28,205	377,394
(effective March	2007	310,000	30,000	74,400	20,504	44,352	479,256
2007)

Michael P. McGrath,	2009	185,000	0	0	0	11,783	196,783
Executive Vice	2008	185,000	0	0	0	10,265	195,265
President, Chief	2007	175,000	15,000	26,425	0	20,086	236,511
Financial Officer, Treasurer and Secretary

Daniel J. Cook,	2009	185,000	0	0	0	11,783	196,783
Executive Vice	2008	185,000	0	0	0	10,265	195,265
President and Chief	2007	175,000	15,000	26,425	0	20,090	236,515
Investment Officer

(1)	Upon Dan S. Dugan’s retirement as President and CEO on February 28, 2007, Mr. Awerkamp was promoted to from Vice President and Secretary of the Company to President and CEO effective March 1, 2007.

(2)	Represents base salary paid to the Executive. Although Mr. Awerkamp served as a director of the Company and certain of its subsidiaries in each of 2009, 2008 and 2007, he received no additional fees for that service. Includes amounts deferred by the Executives under the 401(k) feature of the Company’s Profit-Sharing Plan.

(3)	All cash compensation received by each Executive for 2009, 2008 and 2007 is included in the Salary column, Bonus column or Non-Equity Incentive Plan Compensation column of this table. Any payments to the Executive under the discretionary feature of the Company’s Incentive Compensation Plan are contained in the Bonus column. The payments to the Executive under the objective feature of the plan are found in the Non-Equity Incentive Plan Compensation column.

(4)	Represents amounts accrued in 2009 under the salary continuation agreement (supplemental retirement payment agreements) for Mr. Awerkamp.

(5)	Represents Company contributions under the Profit-Sharing Plan for the year 2009 of $16,125 for Mr. Awerkamp, $11,783 for Mr. McGrath and $11,783 for Mr. Cook. Also includes the following perquisites for the year 2009: $8,040 in country club dues and $10,500 in the use of a Company car for Mr. Awerkamp. Previously, the Company leased a car for Mr. Awerkamp; however, in April 2009 the Company purchased the car for $52,426 and permits Mr. Awerkamp to use it. The dollar amount attributed to his use of the car is an estimate of the value of this benefit based on the former lease payment. No other executive received perquisites in 2009 valued at $10,000 or more.
     Narrative to Summary Compensation Table. For a further discussion of the details regarding the salary paid to each Executive, please see the section entitled “Base Salary” under “Components of Compensation” in the Compensation Discussion and Analysis under Item 11. All amounts listed in the “Non-Equity Incentive Plan Compensation” column were awarded pursuant to the Company’s Incentive Compensation Plan, which is discussed in more detail in the section entitled “Annual Incentive Compensation” under “Components of Compensation” in the Compensation Discussion and Analysis on under Item 11.
     The amounts listed in the “All Other Compensation” column as Company contributions under the Profit-Sharing Plan consist of discretionary payments made by the Board of Directors to the account of each executive under the Profit-Sharing Plan. This defined-contribution profit-sharing plan covers substantially all employees. Under the plan, the Board determines the total contribution to the plan, and then a portion of the total is allocated to each participant’s account in the same proportion that the participant’s compensation, plus the participant’s excess compensation, bears to the total compensation plus excess compensation of all participants. “Excess compensation” is defined as the portion of a participant’s compensation that exceeds his or her Social Security taxable wage base. If after the first step of the allocation process there still remains a portion of the contribution which has not yet been allocated, then the remainder will be allocated to the participant in the same proportion that the participant’s compensation bears to the total compensation of all participants. Beginning in 2009, the plan provides that the Company will match the employees’ contributions to their accounts up to three percent of the employees’ eligible compensation, which Company match will vest over a three-year period.
     For a further discussion regarding the salary continuation agreements, which are referenced in the footnote to the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column, see the discussion under the “Pension Benefits” table under Item 11.
Grants of Plan-Based Awards
     The following table sets forth the range of payments our Executives could have received under the objective feature of the Incentive Compensation Plan as established for 2009. However, no actual payments were made to the Executives for 2009 because the financial performance trigger and factors established by the Compensation Committee and Board under the plan for 2009 were not satisfied.

	Grant	Estimated Future Payouts Under Non-Equity Incentive Plan
	Date	Awards (2)
Name	(1)	Threshold ($)	Target ($)	Maximum ($)
Ted T. Awerkamp		56,875	113,750	227,500
Michael P. McGrath		18,500	37,000	74,000
Daniel J. Cook		18,500	37,000	74,000

(1)	See the section entitled “Specific Actions for 2009 and 2010” under “Procedures for Determining Executive Compensation” in the Compensation Discussion and Analysis for a discussion of the timing of the Incentive Compensation Plan awards for 2009.

(2)	For Messrs. Awerkamp, McGrath and Cook, the threshold, target and maximum payout amounts are based on the percentage of the Executives’ base salaries they would have received if the Company had satisfied the trigger only (25%), the trigger plus one of the other key factors (50%), or the trigger and all key factors (100%) under the objective feature of the Incentive Compensation Plan for 2009. The base salaries of Messrs. Awerkamp, McGrath and Cook for 2009 were $325,000, $185,000 and $185,000, respectively. Listed payouts do not include any additional payments under the plan’s discretionary feature. In fact, there were no payments under either the objective or discretionary features of the plan for 2009.
Narrative to Grants of Plan-Based Awards Table. The table sets forth estimated possible payments under the objective feature of the Company’s Incentive Compensation Plan, its only non-equity incentive plan. Specifically, the table shows the range of possible payments to Executives during 2009 depending upon their meeting certain criteria. However, no actual payments were made to the Executives for 2009 because the financial performance trigger and factors established by the Compensation Committee and Board under the plan for 2009 were not satisfied. For a more detailed discussion of the Incentive Compensation Plan in place for 2009 and the awards thereunder, please see the section entitled “Annual Incentive Compensation” under “Components of Compensation” in the Compensation Discussion and Analysis under Item 11.
Pension Benefits
     The table below shows the actuarial present value of accumulated benefits under the individual salary continuation agreement held by Mr. Awerkamp as of December 31, 2009:

Payments
		Number of Years	Present Value of	During Last
		Credited Service	Accumulated Benefit	Fiscal Year
Name	Plan Name	(#)(1)	($)(2)	($)
Ted T. Awerkamp	Salary Continuation Agreement	15	245,123	0

(1)	Represents the number of years that have transpired since the adoption of Mr. Awerkamp’s agreement in 1994; however, the benefits payable under the agreement are determined by reference to the age of Mr. Awerkamp at his retirement date and are not directly related to his number of years of service to the Company.

(2)	For purposes of calculating the present value of the accumulated benefits under Mr. Awerkamp’s salary continuation agreement as of December 31, 2009, the Company engaged Clark Consulting, Inc. (“Clark”). According to Clark, the dollar amount above was determined in accordance with standard actuarial assumptions and utilizing methods prescribed by the

Financial Accounting Standards Board. In calculating the dollar amount for Mr. Awerkamp, the Company assumed monthly payments of $5,741.66 commencing September 1, 2022, the date Mr. Awerkamp would be able to retire at age 65, the normal retirement age under the agreement, and continuing for a period of time as determined using the 1994 Group Annuity Reserving Table. Clark applied a discount rate of 6.0%.
     Narrative to Pension Benefits Table. Retirement benefits for executives consist of participation in the Company’s Profit-Sharing Plan, a tax-qualified retirement plan which covers all eligible employees, and supplemental retirement benefits under salary continuation agreements awarded to certain executives (currently, Mr. Awerkamp is the only executive with a salary continuation agreement). The Executives’ participation in the Profit-Sharing Plan is discussed above in the narrative to the Summary Compensation Table.
     In 1994 the Company’s Board of Directors consulted with Bank Compensation Strategies Group (now Clark Consulting) regarding a supplemental executive retirement program (“SERP”) for top management to supplement existing retirement programs and provide incentive to remain with the Company. The consultants provided the Company with data from Wyatt Data Services and Hay/Huggins Benefit Report regarding the use of some type of SERP or other nonqualified retirement plan in organizations in the financial, industrial and service sectors. The Wyatt data had a significant representation of financial institutions. The data indicated that approximately 50% of the reporting financial institutions had some form of nonqualified retirement plan for chief executive officers, top management and senior management. The amount of the SERP benefit for those reporting organizations was usually a percent of final salary with the average being approximately 53% of final salary for the financial sector.
     Consequently in 1994, upon the consultant’s recommendation, the Company entered into a salary continuation agreement with Mr. Awerkamp to establish SERP benefits. Under his agreement, Mr. Awerkamp is entitled to receive, following his retirement, certain amounts in addition to the payments receivable by him under the Company’s qualified retirement plan, the Profit-Sharing Plan. The amount of the supplemental payment under the agreement depends on when he retires, when his agreement payments commence, and certain other factors.
     As originally contemplated in 1994, the target benefit was 75% of final salary (using the 1994 salary amount and increasing annually at the rate of 5% to age 65) but including projected benefits the participant would receive from social security and the Profit-Sharing Plan. Using that target, Mr. Awerkamp’s SERP benefit was projected at 21% of final salary, although taking into consideration projected social security and profit-sharing plan benefits, he had a combined benefit of 75%. In order to provide incentive to him to remain with the Company, the Board elected to defer vesting of the SERP benefit until age 55 years and provided for a lower benefit if the participant retired prior to age 65 years.
     The agreement was amended in April 2004 to clarify that no benefits would be payable if Mr. Awerkamp’s employment were terminated for cause, in December 2007 to comply with Section 409A of the Internal Revenue Code, and again on July 15, 2008 to clarify the calculation of benefits and to address certain additional termination scenarios described below.
     Under his salary continuation agreement, if Mr. Awerkamp retires at “normal retirement” age, that is, at age 65, he or his beneficiaries will be entitled to receive thereafter $68,900 per year, in monthly installments of $5,742, for the greater of (i) his remaining life, or (ii) 180 months (15 years). If Mr. Awerkamp retires at an “early retirement” age, that is, retires before age 65 but after age 60, he or his beneficiaries will be entitled to receive supplemental cash payments over the same period of time, but in amounts that are progressively smaller depending on how early in that time period he retires, down to a minimum cash amount of $48,632 per year, or $4,053 per monthly installment, if he elects early retirement at age 60. However, if Mr. Awerkamp retires early but elects to defer commencement of his supplemental payments until his normal retirement age of 65, he will be able to receive the higher payments receivable by him upon normal retirement.
     If Mr. Awerkamp voluntarily terminates his employment before age 60 but after age 55, his employment is terminated prior to age 65 as the result of a disability, or his employment is terminated involuntarily (regardless of his age) for any reason other than death, disability or “for cause”, he will receive supplemental cash payments under his agreement in lesser amounts. He or his beneficiaries will receive the payments in monthly installments for 15 years (180 months).
     If Mr. Awerkamp’s employment terminates before age 55 under any circumstances other than those outlined above, he receives nothing under his salary continuation agreement, except in the case of termination of his employment under certain circumstances following a change in control. The payments due Mr. Awerkamp following a change in control are discussed below in footnote (d) to the Post-Termination of Employment Benefits Table.
     In the event Mr. Awerkamp is terminated “for cause,” he receives no payments or benefits under his salary continuation agreement, regardless of his age. The agreement also provides that, if Mr. Awerkamp dies while in the service of the Company before payments are due him under the agreement, the Company will pay his beneficiaries certain survivor’s benefits for 15 years.

     Mr. Awerkamp is receiving no payments under the agreement at this time, so there are no benefits reportable by him for income tax purposes and no corresponding deductions for the Company. For a further discussion of these payments, see the section entitled “Potential Payments to Executives Upon Termination or Change in Control” under Item 11.
Post-Termination of Employment Benefits Table
     The table below shows the estimated payouts to each of the named Executives in connection with termination of their employment under special circumstances, including disability, death, termination other than for cause, and termination in connection with a change in control. For the purposes of this table we are assuming that the individual was terminated on December 31, 2009. Furthermore, for purposes of the benefits determined by reference to the Executives’ base salaries and annual incentive compensation, we used the Executives’ actual base salaries in 2009 and annual incentive compensation payments for 2009 (which were $0 for all Executives). The timing and other terms of these payments, the payments receivable by the Executives upon the voluntary termination of their employment or termination for cause, and the applicability of restrictive covenants after termination of the Executives’ employment are discussed below under the sections entitled “Employment and Other Compensatory Agreements with Executives” beginning immediately below this table and “Potential Payments To Executives Upon Termination or Change In Control” under Item 11.

				Termination
			Termination by Company	After a Change
	Disability	Death	Other than for Cause	in Control
Name	(a)($)	(b)($)	(c)($)	(d)($)
Ted T. Awerkamp	195,000	1,033,499	704,167	1,035,154
Michael P. McGrath	111,000	0	215,833	370,000
Daniel J. Cook	111,000	0	215,833	370,000

(a)	Represents potential payments to Executives under their employment agreements.

(b)	Represents total potential value of payments to the beneficiaries of Mr. Awerkamp under his salary continuation agreement.

(c)	Represents potential payments to Executives under their employment agreements, each of which provides that the Executive would receive his base salary for the remaining term of his agreement and the annual incentive compensation payment for the last calendar year preceding the termination that he would have received had he remained employed. At December 31, 2009, the remaining term for Mr. Awerkamp was two years and two months and for Messrs. McGrath and Cook was one year and two months. The base salaries and annual incentive compensation payments for 2009 are disclosed in the Summary Compensation Table above.

(d)	Represents potential payments to Executives under their employment agreements and, for Mr. Awerkamp, an additional $222,654 in total potential payments under his salary continuation agreement. Each employment agreement provides that the Executive would receive a multiple (2.5 times for Mr. Awerkamp and 2 times for Messrs. McGrath and Cook) of his current annual base salary plus the incentive compensation payment for the last calendar year preceding the termination and change in control. The payments under the employment agreement may be reduced in connection with the application of IRC 280G as discussed below. The base salaries and annual incentive compensation payments for 2009 are disclosed in the Summary Compensation Table above. For further information regarding the salary continuation agreements, see the section entitled “Pension Benefits.”
EMPLOYMENT AND OTHER COMPENSATORY AGREEMENTS WITH EXECUTIVES
     We have in place two types of individual compensatory agreements with our Executives: First, we have employment agreements with each of our Executives (Messrs. Awerkamp, McGrath and Cook), which we entered into as of January 1, 2008. Second, we have a supplemental retirement benefit agreement (so-called “salary continuation agreement”) with Mr. Awerkamp, which we entered into in 1994 and have amended several times since then. The employment agreements are described in the immediately following section of this report, “Employment Agreements.” The salary continuation agreement with Mr. Awerkamp is described above under the heading “Pension Benefits.”

Employment Agreements
     After a series of discussions with our compensation consultants and a review of peer group practices, our Board of Directors, upon the recommendation of our Compensation Committee, approved in early 2007 our entering into employment agreements with each of our Executives, Messrs. Awerkamp, McGrath and Cook. Those agreements, which became effective March 1, 2007, were amended and restated in their entirety as of January 1, 2008, to comply with Section 409A of the Internal Revenue Code, which sets forth certain requirements for arrangements involving deferred compensation. The agreements were further amended as of July 15, 2008, to change the maximum percentage of each Executive’s base salary that the Executive is entitled to receive if all specified financial performance targets under the Incentive Compensation Plan are met for the year.
     The employment agreements are intended to further the stability and effectiveness of our management team, while providing the Executives with substantial incentives to continue to achieve financial success at the Company level and thereby build shareholder value. For further discussion of the Company’s compensation philosophy and the decision to award employment agreements to the top Executives, see the Compensation Discussion and Analysis above.
     The agreements for the three Executives are similar in structure and effect. As restated on January 1, 2008, the agreement for Mr. Awerkamp was to continue through February 28, 2010, and the agreements for Messrs. McGrath and Cook were to continue through February 28, 2009, in each case renewable by the Board of Directors as of February of each year of the term for an additional year. In both February 2008 and 2009, upon the recommendation of the Compensation Committee, the Board of Directors approved the extension of the term of each agreement for an additional year; however, in February 2010, upon recommendation of the Compensation Committee, the Board declined to approve extensions of the terms. The Board based its decision on the performance of the Company in 2009 and the fact there was at least a year remaining on each of the current terms of the agreements, so no immediate action to renew them was necessary. The agreement for Mr. Awerkamp is now for a term of two years (ending February 29, 2012) and the agreements for Messrs. McGrath and Cook are for terms of one year (ending February 28, 2011).
     Under the agreements, the Executive is guaranteed an annual base salary, as the same may be adjusted upward (but not downward) from time to time, and certain job-related benefits that are typically covered by such agreements, including specified life and health insurance coverage. In addition, Mr. Awerkamp is entitled to the use of a Company automobile and limited perquisites such as club fees, and Mr. Cook is entitled to receive club fees. Each agreement also provides that the Executive will be entitled to participate in the objective feature of the Company’s Incentive Compensation Plan, that is, the Executive will be eligible to receive an award under that feature for each year if the specified financial performance target or targets applicable to the Executive for that year are met. The agreements also specify the maximum amount of the payment thus receivable by the particular Executive in any year, as a percentage of such Executive’s base salary. Specifically, the maximum payment for Mr. Awerkamp in any year is 70% of his base salary and the maximum payment for each of Messrs. McGrath and Cook for any year is 40% of his base salary. Such percentages were selected by the Board and Committee based on their review of incentive compensation arrangements for executives at similarly situated bank holding companies, including the mix of compensation components, and after consultation with Frederic W. Cook & Co., the Company’s compensation consultant. The consultant confirmed the payment terms under the objective feature, including the percentages, were within a reasonable range for similar plans among comparison bank holding companies, again taking into consideration the current mix of compensation components. The base salaries currently receivable by the Executives under the agreements are $325,000 for Mr. Awerkamp, $185,000 for Mr. McGrath and $185,000 for Mr. Cook. No changes were made in the base salaries for 2010.
     The agreements also call for special payments to be made to the Executives if they are disabled, if their employment with the Company is terminated without cause, or if their employment is terminated following a change in control of the Company, as that term is defined in the agreements. For a further discussion of these special payment provisions, see the discussion below under the heading, “Potential Payments to Executives Upon Termination or Change in Control.” The agreements also contain non-competition covenants that may be triggered upon certain terminations of the Executive’s employment and, if so, apply for two years thereafter; however, in the case of Mr. McGrath and Mr. Cook, the non-competition period would be one year if the Company terminated his employment without cause. In cases where these covenants apply, the executives are generally precluded from being employed by or affiliated with any bank or other insured depository institution, or other entity engaged in commercial, agricultural or consumer lending or the sale of any services or products provided by the Company, if that institution or entity is located within fifty (50) miles of the corporate city limits of Quincy, Illinois, or within five (5) miles of the main or branch facility of any of the subsidiaries of the Company.

POTENTIAL PAYMENTS TO EXECUTIVES UPON TERMINATION OR CHANGE IN CONTROL
Employment Agreements for Executives
     As discussed in the immediately preceding section of this report under the heading “Employment Agreements,” each of the Company’s three Executives has an employment agreement with the Company, under which, among other things, the Executive is entitled to receive a special cash payment if his employment with us is terminated under non-standard circumstances, such as following a change in control of the Company. These agreements became effective on January 1, 2008.
     The information required to be set forth in this section of this report, regarding special benefits that may be payable to Executives upon termination of their employment under various circumstances, assumes for purposes of presentation and analysis that the Executives’ employment should be deemed to have terminated, hypothetically, as of the last day of the preceding fiscal year, in this case, as of December 31, 2009.
Voluntary Termination or Early Retirement
     Under the employment agreements, an Executive may terminate his employment during the term of the agreement, upon six months written notice to the Company, but absent some special circumstance, such as a preceding change in control of the Company, the Executive will not be entitled to any special payments or benefits under the agreement. The Executive would be required under the agreement to continue to perform his duties for the six-month period and would be entitled to continuing compensation during that period, but would not be entitled to any further payments after the date of termination. However, if the Company fails to renew the term of the Executive’s employment agreement for an additional year as of February of any year of the term, then the Executive may terminate the agreement without cause upon sixty (60) days’ written notice, in which case the Executive would only be obligated to perform his duties for such sixty (60)-day period.
     Of course, if the Executive terminates his employment voluntarily, the Executive would also be entitled to receive the vested portion of his account under the Company’s Profit-Sharing Plan.
     In addition, if the Executive also has a salary continuation agreement with the Company, as Mr. Awerkamp has, he may be entitled to receive cash payments under that agreement following a voluntary termination of employment if such termination constitutes early retirement under the agreement, supplementing his payments under the retirement plan, and he may be able to receive cash payments under his agreement even if his voluntary termination of employment occurs before the earliest date of early retirement for him under the retirement plan, if he meets the conditions in the agreement for such very early retirement payments. In all cases, if the Executive is entitled to receive cash payments under his salary continuation agreement upon voluntary retirement, the amount of the payments will depend on how old the Executive is when he voluntarily retires and whether he elects to receive his payments under the agreement immediately or chooses to wait until a later date to commence receipt thereof. Because Mr. Awerkamp’s salary continuation agreement does not provide for any payments if he voluntarily terminates his employment before he turns 55, and because he was not yet 55 on December 31, 2009, he would not have been entitled to any cash payments under his agreement if he had voluntarily terminated his employment at the end of last year.
Termination for Cause
     Under the employment agreements, if the Company terminates an Executive for cause (as defined in the agreement), he is entitled to receive payment of his base salary only through the end of the month the termination becomes effective. This limited right to post-termination payment of salary is driven solely by the demands of payroll processing and is for the convenience of the Company, not the Executive. Of course, an Executive terminated for cause on December 31, 2009, the last day of the month, would not have received any benefit from this provision in any case.
     Although an Executive terminated for cause may retain the legal right to receive certain amounts due him upon termination, such an Executive would not receive any enhanced rights or benefits to retirement payments under the Company’s qualified plan. The Executive’s eligibility to receive subsequent plan payments under such circumstances would be determined in a manner consistent for all employees participating in the plan who may be terminated under such circumstances.
Death or Disability
     The Executives’ employment agreements may provide for enhanced payments if the Executive becomes disabled during the term of his agreement, depending on the dollar amount of the insurance payments he receives during his disability. Specifically, under the agreements, if the Executive’s employment is suspended due to disability and the disability insurance payments made to him (annualized) are less than 60% of the sum of (i) the Executive’s annual base salary at the time his disability commences, plus (ii) the amount of the payment, if any, received by the Executive under the Incentive Compensation Plan for the year ended immediately prior to the year he becomes disabled, he is entitled to receive payments equal to the difference for so long as he is eligible to receive disability income payments. If any Executive’s employment had been suspended due to disability on December 31, 2009, it is unlikely that the Executive would have been entitled to receive any “makeup payments” under the employment agreement with respect to his base salary, due to the disability coverage presently held by the Company’s Executives. However, the Executive would have become entitled to receive from the Company under the employment agreement an amount equal to 60% of his incentive compensation award for the immediately preceding year, which payment is not included in the Company’s disability coverage.
     The employment agreements provide that, upon death of an Executive, the Company would be obligated to pay the Executive’s compensation through the end of the month during which the Executive dies. In addition, under the salary continuation agreement with Mr. Awerkamp, if he were terminated due to death on December 31, 2009, his beneficiaries would be entitled to payments under the agreement. Specifically, had Mr. Awerkamp died on December 31, 2009 while in service to the Company, his beneficiaries would have been entitled to receive one hundred eighty (180) equal monthly installments of $5,742.
     No Executive would have been entitled to receive any other special benefits or payments upon termination of his employment due to death or disability at the end of last year under any other special agreements or arrangements provided by the Company, other than the payments described above and other than such benefits and payments that might have been received by him or his heirs or beneficiaries under the Company’s group disability or life insurance plan or the Company’s Profit-Sharing Plan, if applicable, which benefits or payments, if received, would have been determined in a manner consistent with that applied for all employees of the Company experiencing termination of employment under similar circumstances.
Termination Other than for Cause
     Under the employment agreements, if an Executive is terminated without cause during the term of the agreement, he is entitled to receive an amount equal to his base annual salary for the remainder of the term of the agreement (but for not less than two years for Mr. Awerkamp and one year for Messrs. McGrath and Cook), all other benefits due him under the agreement for the remaining term of the agreement, plus an amount equal to his award under the Incentive Compensation Plan for the last full calendar year preceding the date of termination of his employment, with no duty on his part to mitigate the cost thereof to the Company by seeking other employment, provided, however, the Executive thus terminated has no right to receive an award under the Incentive Compensation Plan for any years after the year in which his termination occurs. Had any Executive been terminated without cause on December 31, 2009, the Executive would have received the remaining payments of his base salary plus all other benefits due him during the term of the agreement (two years and two months more for Mr. Awerkamp and one year and two months more for Messrs. McGrath and Cook), plus his annual incentive compensation award for 2009 ($0 for each Executive). The severance amount would be payable to the Executive in twenty-four equal monthly installments following termination; provided, however, if the severance amount would exceed the safe harbor amount under Section 409A of the Internal Revenue Code, such excess portion would be paid in a lump sum to the Executive. If the termination without cause of the Executive followed a change in control of the Company, the consequences to him under the employment agreement would be different, as discussed in the ensuing section, “Termination After a Change in Control.”
     There are no other plans or agreements under which any of the Executives would be entitled to receive any special benefits or payments upon termination without cause. We have a policy under which our employees generally are entitled to receive severance benefits in the event of termination of their employment other than for cause under certain circumstances; however, the Executives’ employment agreements provide that the Executives are not eligible to receive severance benefits under the policy.
     The termination for cause of an Executive would not result in his receipt of enhanced retirement benefits under our Profit-Sharing Plan beyond those normally receivable by him, determined in a manner consistent with the determination of plan benefits for all employees of the Company.
Termination after a Change in Control
     The employment agreements provide our executives with financial protection and security should there be a “change in control” of the Company and thereafter they are either terminated or effectively forced out. Specifically, if a change in control (as defined in the agreement) occurs and, within the remaining term of the agreement, the Executive either (i) is terminated by the Company without cause or (ii) resigns because he has (a) been demoted; (b) had his compensation reduced; (c) had his principal place of employment transferred away from the City of Quincy, Illinois; or (d) had his job title, status or responsibility materially reduced, the Executive will be entitled to receive from the Company a lump sum cash payment equal to 2.5 (for Mr. Awerkamp) or 2.0 (for Messrs. McGrath and Cook) multiplied by the sum of (x) the Executive’s annual base salary at the time of the change in control/the termination of his employment, plus (y) the amount of the payment, if any, received by him under the Incentive Compensation Plan for the fiscal year immediately preceding the year in which his employment terminates. The Executive would also be entitled to continue to receive the other benefits due to him under his employment agreement for two years for Mr. Awerkamp and one year for Messrs. McGrath and Cook, after the date of termination, other than the right to participate in the Incentive Compensation Plan in the year following the year of termination. Had the employment of any Executive terminated on December 31, 2009 following a change in control, the Executive would have been entitled to receive a lump sum cash payment equal to 2.5 (for Mr. Awerkamp) or 2.0 (for Messrs. McGrath and Cook) multiplied by his annual salary for 2009 (there were no incentive payments for 2009), as well as continuing benefits such as health insurance for two years for Mr. Awerkamp and one year for Messrs. McGrath and Cook.
     Under Mr. Awerkamp’s salary continuation agreement, if Mr. Awerkamp is terminated prior to reaching age 60 for reasons other than death, disability, or for cause, but after a change in control, and in connection with the change in control Mr. Awerkamp’s title, duties, responsibilities, or base salary is significantly lessened or his situs of employment is changed, without his consent, then the Company is required to make certain payments to Mr. Awerkamp based upon schedules in his agreement.
     The payment under Mr. Awerkamp’s employment agreement arising from his death would be reduced under certain circumstances related to payments under his salary continuation agreement. His employment agreement provides that if the present value of payments due Mr. Awerkamp on account of a change in control under the employment agreement, plus the present value of payments due to him under his salary continuation agreement relating to a change in control, exceed three times the “base amount” determined under Internal Revenue Code Section 280G, then the payment under this employment agreement will be reduced to an amount that would be equal to three times his base amount less one dollar. This provision is intended to preserve the tax deductibility to the Company of payments to Mr. Awerkamp in connection with a change in control, which might otherwise be nondeductible under IRC Section 280G under these circumstances. The “base amount” is defined as the person’s annualized includible compensation for the most recent five taxable years ending before the date on which the change in control occurs.
     There are no other agreements or plans under which any of the Executives would be entitled to receive special payments or benefits upon termination of their employment following a change in control. Such a termination would not result in any Executive receiving enhanced benefits under our Profit-Sharing Plan beyond the plan benefits otherwise receivable by him upon retirement or early retirement, determined in a manner consistent with the determination of benefits under the plan for all participating employees of the Company.
Compensation Committee Interlocks and Insider Participation
     At December 31, 2009, members of the Compensation Committee were Directors Prock, Brink, Foster and Tracy. The Compensation Committee reviews and makes recommendations to the Board of Directors regarding executive compensation. No member of the Compensation Committee in 2009 was, or had ever been, an officer or employee of the Company or any of its subsidiaries, or had any substantial business dealings with the Company. In addition, no “compensation committee interlocks” existed during fiscal year 2009, that is, no member of our Compensation Committee or the Board was an executive officer of another company on whose compensation committee or board any of our executive officers served.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
OWNERSHIP OF COMMON STOCK BY MANAGEMENT AND PRINCIPAL STOCKHOLDERS
     The following tables set forth certain information as of April 12, 2010 regarding the beneficial ownership of the Company’s common stock by (i) each person, including groups of persons acting in concert, known to the Board of Directors to own beneficially 5% or more of such class of common stock, (ii) each director of the Company, (iii) by each executive officer named in the Summary Compensation Table under “Executive Compensation” and (iv) all directors and officers of the Company as a group. Generally, all the information set forth below with respect to the stockholdings of the listed beneficial owners was obtained from such owners, directly or indirectly from reports filed by them with the SEC.

Principal Owners
     Persons (including groups acting in concert) who beneficially own in excess of five percent (5%) of the Company’s common stock are required to file with the SEC certain reports regarding ownership and changes in ownership of such stock pursuant to the 1934 Act. The following table identifies, as of April 12, 2010, all persons (including groups acting in concert) who are known or presumed by the Board and management to be the beneficial owners of more than five percent (5%) of our common stock, based among other things on reports filed by such persons with the SEC.

	Amount and Nature of		Percent of Shares of
	Beneficial		Common
Name and Address of Beneficial Owner	Ownership (1)		Stock Outstanding

Mercantile Bank 200 North 33rd Street Quincy, Illinois 62301	517,368	(2)	5.9%

R. Dean Phillips and others reporting as a group 524 North 30th Street R. Dean Phillips Town & Country Bank Quincy, Illinois 62301	3,350,938	(3)	38.5%

Dennis M. Prock 8010 Estero Boulevard Fort Myers Beach, Florida 33931	562,261	(4)	6.5%

(1)	With respect to the beneficial owners who are natural persons, the figures include shares of common stock held directly by them as well as by spouses or minor children, in trust and by other means of indirect ownership, provided the individual effectively exercises sole or shared voting and/or investment power over the shares.

(2)	All shares are held in nominee name for Mercantile Bank by Northern Trust Company. All such shares are held directly or indirectly by Mercantile Bank for the benefit of trust, estate and agency clients, except for 177,744 shares that are held for the benefit of the participants of the Company’s Profit-Sharing Plan. In its administration of the accounts of all such trust, estate and agency clients (the “Accounts”) and its administration of the Profit-Sharing Plan, Mercantile Bank has voting and/or investment power over all securities held in such Accounts or the Profit-Sharing Plan, including shares of our stock, in accordance with the powers specified in the governing instrument of the estate, trust or agency or the Profit-Sharing Plan document. Mercantile Bank exercises sole voting power with respect to 310,929 shares, shared voting power with respect to 80,980 shares, sole investment power with respect to 96,787 shares, and shared investment power with respect to 78,985 shares. Mercantile Bank disclaims beneficial ownership of any shares over which it has neither voting nor investment power.

(3)	Number of shares beneficially owned derived from a report on Form 4 filed by Mr. Phillips with the Securities and Exchange Commission on November 4, 2009, and a Schedule 13D filed on February 13, 2009, as amended by Schedules 13D/A filed on April 22, 2009 and November 25, 2009, by Mr. Phillips and certain other persons reporting as a group, such other persons being the trustees of various irrevocable unfunded life insurance trusts established by Betty Jo Phillips for the benefit of various family members and the trustees of various revocable trusts of Betty Jo Phillips for her benefit and the benefit of various family members. The individual trustees of the various trusts on November 25, 2009, were David E. Miller, Philip M. Burns, James R. Behrens, and Town and Country Bank of Quincy. The reporting persons reported, collectively, beneficial ownership of 3,350,938 shares of the Company’s common stock. Mr. Phillips reported sole voting and dispositive power with respect to 1,384,695 shares (15.9% of the Company’s outstanding shares). As trustee of certain of the trusts, Mr. Miller reported shared voting and dispositive power with respect to 264,858 shares. As trustee of certain of the trusts, Mr. Burns reported shared voting and dispositive power with respect to 264,863 shares. As trustee of certain of the trusts, Mr. Behrens reported shared voting and dispositive power with respect to 264,860 shares. As trustee of certain of the trusts, Town and Country Bank of Quincy reported shared voting and dispositive power with respect to 1,171,662 shares (13.5% of the Company’s outstanding shares). Except for stock owned directly by such persons, the reporting persons expressly disclaimed beneficial ownership of the stock reported on the Schedule 13D, as amended, and expressly disclaimed that they have formed a group as contemplated by Section 13(d)(3) of the 1934 Act.

(4)	Number of shares beneficially owned derived from a report on Form 4 filed by Mr. Prock with the Securities and Exchange Commission on March 31, 2009. Shares held by Mr. Prock through a grantor revocable trust and an individual retirement account, over both of which he has sole voting and investment power. Mr. Prock is a director of the Company.
Management
     The following table sets forth, as of April 12, 2010, the number of shares of common stock beneficially owned by directors, nominees and executive officers of the Company.

	Amount and		Percent of Shares
	Nature of		of Common
	Beneficial		Stock
Name of Beneficial Owner	Ownership (1)		Outstanding

Directors, Nominees and Named Executive Officers

Julie A. Brink	222,145	(2)	2.6%
Michael J. Foster	9,750	(3)	*
Alexander J. House	0		*
Lee R. Keith	0		*

William G. Keller, Jr.	88,549	(4)	*
Dennis M. Prock	562,261	(5)	6.5%

John R. Spake	5,750	(6)	*
James W. Tracy	1,500	(7)	*

Ted T. Awerkamp	15,000	(8)	*
Michael P. McGrath	2,550	(9)	*
Daniel J. Cook	1,012	(10)	*

All Executive Officers and Directors as a group (includes 11 individuals)	1,086,261	(11)	12.5%

(1)	Includes shares of common stock held directly as well as by spouses or minor children, in trust and other indirect ownership, over which shares the individuals effectively exercise voting and/or investment power, as described in the corresponding footnotes.

(2)	Includes 2,400 shares of common stock held personally and 219,745 shares held by R.L. Brink Corp. and Thompson, Inc. of which Ms. Brink is a Director, Vice President and Secretary, over which she holds shared voting power but not investment power.

(3)	Includes 7,050 shares owned by Mr. Foster through an individual retirement account over which he has sole voting and investment power and 2,700 shares owned by Mr. Foster with his spouse over which he shares voting and investment power.

(4)	Includes 10,620 shares owned by Mr. Keller personally and 77,929 shares held by Mr. Keller as co-trustee of the Schmiedeskamp, Robertson, Neu & Mitchell LLP Profit-Sharing Plan, over which the trustees hold voting power but not investment power. The shares in this plan include 15,750 shares for which Mr. Keller is a beneficiary and thus holds investment power.

(5)	Shares held by Mr. Prock through a grantor revocable trust and an individual retirement account, over both of which he has sole voting and investment power. Includes 559,035 shares pledged as collateral securing loans from Town and Country Bank, Quincy, Illinois.

(6)	Shares held by Mr. Spake through an individual retirement account over which he has sole voting and investment power.

(7)	Shares are held by Mr. Tracy jointly with his spouse, with whom he shares voting and investment power.

(8)	Includes 2,895 shares owned by Mr. Awerkamp through an individual retirement account over which he has sole voting and investment power and 12,105 shares owned jointly with his spouse over which he shares voting and investment power.

(9)	Shares are held by Mr. McGrath through an individual retirement account over which he has sole voting and investment power.

(10)	Shares are held by Mr. Cook through an individual retirement account over which he has sole voting and investment power.

(11)	Includes 177,744 shares owned by the Company’s Profit-Sharing Plan, for which Mercantile Bank serves as trustee. Through its trust department, Mercantile Bank exercises voting and investment power over the shares.

*	Less than one percent (1%) of the outstanding shares of common stock.
Item 13. Certain Relationships and Related Transactions, and Director Independence
CERTAIN RELATIONSHIPS AND TRANSACTIONS
Loans and Other Customer Relationships Between Company and Certain Related Parties
     Our executive officers, current directors, director nominees, beneficial owners of five percent or more of the Company’s outstanding shares, and their respective associates and controlled companies have been, and we anticipate they will continue to be, customers of our subsidiary banks in the ordinary course of business, which includes obtaining loans, maintaining deposit accounts and entering into trust and other fiduciary relationships with our subsidiaries. The most significant type of these traditional customer relationships are loans that our banks, principally Mercantile Bank, have extended from time to time to these persons and their associates. All of our insider loans outstanding at any point during 2009 (a) were extended consistent with similar practices in the banking industry generally, (b) were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the banks’ other customers, and (c) did not involve more than the normal risk of collectability or present other unfavorable features, and, as of December 31, 2009, no such loan was past due more than 90 days, on nonaccrual status, a restructured loan under FAS 15, or a potential problem loan.
Other Business Relationships with Certain Related Parties
     In addition, from time to time the Company and its subsidiaries enter into other business transactions or business or professional relationships with executive officers, current directors, director nominees, and beneficial owners of five percent or more of the Company’s outstanding shares (including their respective associates and controlled companies). During 2009, the Company had no such transaction or relationship with any of the executive officers, current directors, director nominees, or beneficial owners of five percent or more of the Company’s outstanding shares or their respective affiliates where the dollar amount in question exceeded $120,000, except for (i) the borrowing relationship described below with Great River Bancshares, Inc. (“Great River”), which is owned by R. Dean Phillips (“Phillips”), a beneficial owner of more than five percent of the Company’s outstanding shares, and (ii) the professional relationship with the Quincy, Illinois law firm of Schmiedeskamp, Robertson, Neu & Mitchell LLP, of which Director Keller is a senior partner. During 2009, the Company and its subsidiaries paid aggregate fees of $451,074 to the Schmiedeskamp firm, which has provided legal services to the Company for several years. This amount includes a $170,000 annual retainer paid to the firm, which was offset against fees for services rendered during the year.
     The Company and Great River have had a lending relationship since December 2008, when Great River purchased certain loans that U.S. Bank National Association (“USB”) had made to the Company, with principal balances of $15,109,000, $5,037,000, and $2,015,000. The terms of the assumed notes were the same as the terms with USB, including the various covenants.
     The $15,109,000 note payable was secured by 100% of the outstanding shares of the Company’s subsidiary banks and certain other assets. Interest was payable quarterly at a fixed annual rate of 6.09% until amended in November 2009 to a fixed annual rate of 7.5%. Principal was due in three payments as follows: $375,000 due March 31, 2009, $375,000 due June 30, 2009, and

$14,359,000 due on November 10, 2009. The largest aggregate amount of principal outstanding regarding this note during 2009 was $15,109,000. Both principal and interest pertaining to this note in the amounts of $14,359,000 and $107,693, respectively, were paid in full in December 2009 as part of the Exchange Agreement (discussed below) with Phillips.
     The $5,037,000 and $2,015,000 notes payable were secured by 100% of the outstanding shares of the Company’s subsidiary banks and certain other assets. Interest was payable quarterly at fixed annual rates of 6.13% and 6.27%, respectively, until amended in November 2009 to fixed annual rates of 7.5%. Principal was due in four payments as follows: $125,000 each due December 31, 2009, $125,000 each due March 31, 2010, $125,000 each due June 30, 2010, and the remaining principal of $4,662,000 and $1,640,000, respectively, due August 31, 2010. In November 2009, Great River issued another note payable in the amount of $11,000,000 to the Company, with a maturity of January 31, 2010 and an annual interest rate of 7.5%. Principal of $1,880,000 and interest of $15,112 pertaining to the $2,015,000 note were also paid down as part of the Exchange Agreement (discussed below) with Phillips, leaving a principal balance due of $135,000 at December 31, 2009. The largest aggregate amounts of principal outstanding regarding these notes during 2009 were $5,037,000 with respect to the $5,037,000 note and $2,015,000 with respect to the $2,015,000 note. This $135,000 balance, along with both principal and interest pertaining to the $5,037,000 and $11,000,000 notes in the amounts of $16,172,000 and $76,970, respectively, was paid in full in February 2010 from the proceeds of the Company’s sale of Marine Bank & Trust (“Marine Bank”) and Brown County State Bank (“Brown County”).
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
     On November 21, 2009, the Company entered into a Second Waiver and Amendment (the “Second Waiver”) to the Fourth Amended and Restated Loan Agreement by and between the Company and Great River. The Second Waiver waived the Company’s breaches of, and amended, certain financial and other covenants, extended the principal payment and maturity dates on certain of the notes payable, and provided that all principal and interest related to the notes payable would be repaid from the proceeds of the sale of Marine Bank and Brown County. As of December 31, 2009, the Company was in compliance with all debt covenants related to the notes payable with Great River. In February 2010, the sale of Marine Bank and Brown County was consummated, and all principal and interest due to Great River was paid in full.
     Also on November 21, 2009, the Company entered into an Exchange Agreement (“the Exchange”) with Phillips (“Phillips”). The Exchange provided for the sale of HNB National Bank (“HNB”), one of the Company’s subsidiary banks, to Phillips, in exchange for the repayment of $28 million of the Great River debt. Phillips owned, through participations from Great River, more than $28 million of the Great River debt. On December 16, 2009, the Company finalized the Exchange eliminating $28 million of the debt owed to Great River, and transferred control of HNB to Phillips. In connection with the Exchange, the Company entered into other ancillary agreements with HNB. The exchange of debt for all issued and outstanding stock of HNB left approximately $16 million in outstanding debt owed to Phillips and Great River. The Company repaid the remainder of this debt following the closing of the sale of Marine Bank and Brown County on February 26, 2010.
     Great River provided the Company a new line of credit on November 21, 2010, in the principal amount of $7 million, which has a maturity date of December 31, 2010, and bears interest at 7.5% per annum. There is no outstanding principal under this line of credit as of the date of this report.

Policy and Procedures on Related Party Transactions
     The Company has adopted a related person transaction policy applicable to certain transactions between the Company or its subsidiaries and any executive officer or director of the Company, including their immediate family members and their controlled companies and business entities. Under the policy, any such related party transaction, as further defined in Item 404 of Regulation S-K of the SEC rules, will be evaluated and approved or disapproved by the Company’s Audit Committee or, if it is unable to act, by a majority of the disinterested directors of the Company. These transactions are also subject to and governed by the Company’s Code of Ethics and Standards of Conduct, which together with the policy are available on the Company’s website at www.mercbanx.com. The Nominating/Corporate Governance Committee will also be apprised of any related party transactions and consider that information in determining director independence.
Director Independence
     The Board has determined that a majority of the current directors and all current members of the Nominating/Corporate Governance, Compensation, and Audit Committees are “independent” for purposes of Section 802 of the NYSE Amex Company Guide. Specifically, the Board has determined that the following current directors and director nominees are independent: Julie A. Brink, Michael J. Foster, Alexander J. House, Dennis M. Prock, John R. Spake and James W. Tracy. In addition, with respect to other persons who served as directors during any part of 2009 but who are not now directors, the Board had determined previously that the following were independent at the time of their service to the Company in 2009: Frank H. Musholt, James A. Senty and Walter D. Stevenson III. The Board based these determinations primarily on its review of the responses of these individuals to questions regarding their personal history, their business and professional relationships with the Company as well as those of their families and their business affiliates, and other relationships they may have with management.
     In making determinations of independence, the Board uses the definition of “independent” provided in Section 803 of the NYSE Amex Company Guide, including the objective measures of director independence established in that section. In applying this NYSE Amex definition of independence, the Board considers a wide range of subjective factors, including the following: personal relationships between the director and Company management, business relationships between the Company and the director (including the latter’s immediate family members and controlled business interests) that do not exceed the dollar thresholds automatically resulting in loss of independence under the NYSE Amex guidelines but that nevertheless may be significant to one or both parties, and other relationships between the director and the Company or its management that may affect independent judgment. Chief among these other relationships are customer relationships that a director may have with the Company.
     Generally, the Board does not believe that the mere existence of a traditional customer relationship between a director (including the director’s immediate family and controlled business interests) and the Company, where, for example, the director is a borrower, depositor or trust customer of the Company, will jeopardize the independence of the director, except in cases where the dollar amount of the relationship or account in question is extraordinarily large or where the particular relationship or account is experiencing significant difficulties.
     In reviewing the independence of the current directors, the Board determined that none of these individuals, directly or through their families or controlled companies, had an extraordinarily large or troubled customer relationship of any kind with the Company or its banks although several maintain deposit accounts of various types with us and/or have personal or corporate loans from us of a non-troubled nature. Moreover, none of the individuals deemed independent had any non-customer business relationships with us at all, directly or indirectly through their families or controlled businesses. Finally, none of the individuals deemed independent had personal ties to Company management that were considered by the Board to be so material as to compromise his independence.
     The directors and nominees who were determined not to be independent under applicable NYSE Amex guidelines were Ted T. Awerkamp, because he is a current executive officer of the Company; William G. Keller, Jr., because of the extent of his law firm’s representation of the Company; and Lee R. Keith, because he was appointed as a director at the request of Great River Bancshares, Inc., the Company’s primary lender (“Great River”), which is owned by R. Dean Phillips (the Company’s largest stockholder) pursuant to the Company’s contractual obligation to include a representative selected by Mr. Phillips on the Company’s Board. With respect to other persons who served as directors of the Company during any part of 2009 but who are not now directors, the Board had determined previously that Dan S. Dugan, former President and CEO of the Company and a consultant to the Company through February 28, 2010, was not independent as a result of those relationships.
Executive Sessions of Independent Directors
     The Company’s Corporate Governance policies require the Board to provide for regular executive sessions including only independent directors. At least once a year, the Board holds an executive session including only independent directors. In 2009, all of the independent directors attended the executive session. In addition, the Board’s three principal committees, Nominating/Corporate Governance, Compensation and Audit, consist of only independent directors, and the chairmanship of these committees rotates among those directors. Therefore, each meeting of these committees permits the independent directors to address Company business in executive session to the extent desired, and each independent director has a significant role in setting committee agendas and conducting committee meetings.
Item 14. Principal Accounting Fees and Services
Principal Accounting Fees and Services
     The following table presents fees billed for professional audit services rendered by BKD, LLP for the audit of our Company’s annual financial statements for 2008 and 2009, and fees billed for other services rendered by BKD, LLP during such years.

Type of Fee	2008	2009
Audit Fees (1)	$275,800	$191,850
Audit-Related Fees (2)	40,000	53,850
Tax Fees (3)	45,700	46,300
All Other Fees	0	0

Total	$361,500	$292,000

(1)	Audit Fees, including out-of-pocket costs, are for the audit of the Company’s financial statements for the years ended December 31, 2008 and 2009. Also included are the fees related to the preparation of reports filed by the Company with the SEC under section 13(a) of the 1934 Act (e.g., annual reports on Form 10-K, quarterly reports on Form 10-Q).

(2)	Audit-Related Fees include the aggregate fees and out-of-pocket costs paid by us to BKD, LLP during 2008 and 2009 for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and not included in Audit Fees, including a separate profit-sharing plan audit.

(3)	Tax Fees include the aggregate fees paid by us to BKD, LLP during 2008 and 2009 for professional services rendered for tax compliance, tax advice and tax planning.
Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services
     Pursuant to its charter, the Audit Committee is responsible for reviewing and approving, in advance, the engagement of our independent auditor and any permissible non-audit engagement or relationship between our Company and its independent auditors. In addition to approving our engagement of BKD, LLP to conduct the audit of our Company in each of the last three years, the Audit Committee has approved each permissible non-audit engagement or relationship between our Company and BKD, LLP entered into since January 1, 2009. The percentage of audit-related fees, tax fees and all other fees that were approved by the Audit Committee for fiscal year 2009 equaled 100% of the total fees incurred. We have been advised by BKD, LLP that substantially all of the work done in conjunction with its audit of our financial statements for the most recently completed fiscal year was performed by permanent full-time employees and partners of BKD, LLP.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Financial Statements
Reference is made to the consolidated financial statements, reports thereon, and notes thereto included elsewhere in this Annual Report on Form 10-K. A list of such consolidated financial statements is set forth below:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2009 and 2008
Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008, and 2007
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements
(b) Exhibits – See Exhibit Index
(c) There are no financial statement schedules filed herewith.
SIGNATURES
     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCANTILE BANCORP, INC. (Registrant)
By:	/s/ Michael P. McGrath
Name:	Michael P. McGrath
Title:	Executive Vice President, Treasurer, Secretary and Chief Financial Officer

Dated: April 30, 2010

Exhibit Index

Exhibit
Number	Description of Exhibit
3.1	Certificate of Incorporation of Mercantile Bancorp, Inc., as amended, filed with the Registration Statement on Form 10 dated May 12, 2004 (File No. 000-50757) (the “Registration Statement”), under the same exhibit number.

3.2	Certificate of Amendment to the Certificate of Incorporation of Mercantile Bancorp, Inc., filed as Exhibit 3.3 to the Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).

3.3	Bylaws of Mercantile Bancorp, inc. restated and adopted June 16, 2009, filed as Exhibit 3.1 to the Periodic Report on Form 10-Q for the quarter ended June 30, 2009 (the “2009 Second Quarter 10-Q”).

4.1	Shareholder Rights Agreement dated July 9, 1999 between the Company and Mercantile Trust & Savings Bank, filed under same exhibit number with the Registration Statement.

4.2	Amendment to Shareholder Rights Agreement dated May 15, 2000 between the Company and Mercantile Trust & Savings Bank, filed under same exhibit number with the Registration Statement.

10.1†	Executive Employee Salary Continuation Agreement dated December 8, 1994 between Mercantile Trust & Savings Bank and Dan S. Dugan, filed as Exhibit 10.3 with the Registration Statement.

10.2†	Amendment to Dugan Executive Employee Salary Continuation Agreement dated April 26, 2004, filed as Exhibit 10.4 with the Registration Statement.

10.3†	Second Amendment to Dugan Executive Employee Salary Continuation Agreement dated December 29, 2006, filed as Exhibit 10.1 to a Current Report on Form 8-K filed January 5, 2007.

10.4†	Executive Employee Salary Continuation Agreement, as amended and restated effective January 1, 2009 between Mercantile Bank and Ted T. Awerkamp, filed as Exhibit 10.4 to the 2008 Form 10-K.

10.5†	Employment Agreement dated January 1, 2008, between the Company and Ted T. Awerkamp, filed as Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K).

10.6†	Amendment to Employment Agreement dated July 15, 2008, between the Company and Ted T. Awerkamp, filed as Exhibit 10.1 to the Periodic Report on Form 10-Q for the quarter ended September 30, 2008 (the “2008 Third Quarter Form 10-Q”).

10.7†	Employment Agreement dated January 1, 2008, between the Company and Michael P. McGrath, filed as Exhibit 10.9 to the 2007 Form 10-K.

10.8†	Amendment to Employment Agreement dated July 15, 2008, between the Company and Michael P. McGrath, filed as Exhibit 10.2 to the 2008 Third Quarter Form 10-Q.

10.9†	Employment Agreement dated January 1, 2008, between the Company and Daniel J. Cook, filed as Exhibit 10.10 to the 2007 Form 10-K.

10.10†	Amendment to Employment Agreement dated July 15, 2008, between the Company and Daniel J. Cook, filed as Exhibit 10.3 to the 2008 Third Quarter Form 10-Q.

10.11	Mercantile Bancorp, Inc. Profit Sharing Plan and Trust, filed as Exhibit 10.7 with the Registration Statement.

10.12	401(k) Plan Adoption Agreement, filed as Exhibit 10.8 with the Registration Statement.

10.13	Amendment to the Profit Sharing Plan and Trust, filed as Exhibit 10.9 with the Registration Statement.

10.14	Consulting Agreement dated March 2, 2007 between Mercantile Bancorp, Inc. and Dan S. Dugan, filed as Exhibit 10.1 to a Current Report on Form 8-K filed March 7, 2007.

Exhibit
Number	Description of Exhibit
10.15	Consulting Agreement dated January 15, 2008 between Mercantile Bancorp, Inc. and Dan S. Dugan, filed as Exhibit 10.16 to the 2007 Form 10-K.

10.16	Consulting Agreement dated March 1, 2009 between Mercantile Bancorp, Inc. and Dan S. Dugan, filed as Exhibit 10.16 to the 2008 Form 10-K.

10.17	Third Amended and Restated Term Loan Agreement dated November 10, 2006 by and between Mercantile Bancorp, Inc., Borrower, and U.S. Bank National Association, formerly known as Firstar Bank, N.A., Lender, filed as Exhibit 10.1 with the Periodic Report on Form 10-Q for the quarter ended September 30, 2006 (the “2006 Third Quarter Form 10-Q”).

10.18	First Amendment to Third Amended and Restated Loan Agreement between Mercantile Bancorp, Inc. and U.S. Bank National Association, dated March 20, 2007, filed as Exhibit 10.1 to a Current Report on Form 8-K filed March 24, 2007.

10.19	Second Amendment to Third Amended and Restated Loan Agreement between Mercantile Bancorp, Inc. and U.S. Bank National Association, dated as of June 30, 2007, filed as Exhibit 10.1 to a Current Report on Form 8-K filed July 19, 2007.

10.20	Third Amendment to Third Amended and Restated Loan Agreement between Mercantile Bancorp, Inc. and U.S. Bank National Association, dated September 7, 2007, filed as Exhibit 10.1 to a Current Report on Form 8-K filed September 12, 2007.

10.21	Assignment Agreement among U.S. Bank National Association, Great River Bancshares, Inc. and Mercantile Bancorp, Inc., dated December 23, 2008, filed as Exhibit 10.21 to the 2008 Form 10-K.

10.22	Secured Demand Promissory Note made by Mercantile Bancorp, Inc. to Great River Bancshares, Inc., dated December 31, 2008, filed as Exhibit 10.22 to the 2008 10-K.

10.23	Secured Demand Promissory Note made by Mercantile Bancorp, Inc. to Great River Bancshares, Inc., dated February 5, 2009, filed as Exhibit 10.23 to the 2008 10-K.

10.24	Waiver and Agreement by and between Mercantile Bancorp, Inc., and Great River Bancshares, Inc., dated March 13, 2009, regarding certain loan covenants of the Company, filed as Exhibit 10.24 to the 2008 10-K.

10.25	Construction Agreement dated August 24, 2006 by and between Mercantile Trust & Savings Bank, Owner, and Clayco, Inc., Contractor, filed as Exhibit 10.2 with the 2006 Third Quarter Form 10-Q.

10.26	General Conditions of the Contract for Construction by and between Mercantile Trust & Savings Bank, Owner, and Clayco, Inc., Contractor, filed as Exhibit 10.3 with the 2006 Third Quarter Form 10-Q.

10.27	Indenture dated August 25, 2005 between Mercantile Bancorp, Inc. and Wilmington Trust Company, as trustee, filed as Exhibit 10.1 to the 2009 Second Quarter 10-Q.

10.28	Junior Subordinated Indenture dated July 13, 2006 between Mercantile Bancorp, Inc. and Wilmington Trust Company, as trustee, filed as Exhibit 10.2 to the 2009 Second Quarter 10-Q.

10.29	Indenture dated July 13, 2006 (Fixed/Floating Rate Junior Subordinated Debt Securities Due 2036) between Mercantile Bancorp, Inc. and Wilmington Trust Company, as trustee, filed as Exhibit 10.3 to the 2009 Second Quarter 10-Q.

10.30	Junior Subordinated Indenture dated August 30, 2007 between Mercantile Bancorp, Inc. and Wilmington Trust Company, as trustee, filed as Exhibit 10.4 to the 2009 Second Quarter 10-Q.

10.31	Fourth Amended and Restated Loan Agreement dated April 30, 2009 between Mercantile Bancorp, Inc. and Great River Bancshares, Inc. as assignee of U.S. Bank National Association, filed as Exhibit 99.1 to a Current Report on Form 8-K filed on May 6, 2009.

10.32	First Amendment to Waiver and Agreement dated April 20, 2009 between Mercantile Bancorp, Inc. and Great River Bancshares, Inc., filed as Exhibit 99.2 to a Current Report on Form 8-K filed on May 6, 2009.

10.33	Fourth Amended and Restated Loan Agreement Waiver and Amendment dated August 10, 2009, filed as Exhibit 10.5 to the 2009 Second Quarter 10-Q.

Exhibit
Number	Description of Exhibit
10.34	Stock Purchase Agreement dated as of November 22, 2009 by and between Mercantile Bancorp, Inc. and United Community Bancorp, Inc., filed as Exhibit 10.1 to a Current Report on Form 8-K filed on November 25, 2009 (the “November 2009 Form 8-K”).

10.35	Exchange Agreement dated as of November 21, 2009 by and between Mercantile Bancorp, Inc. and R. Dean Phillips, filed as Exhibit 10.2 to the November 2009 Form 8-K.

10.36	Second Waiver and Amendment dated November 21, 2009 by and between Mercantile Bancorp, Inc. and Great River Bancshares, Inc., filed as Exhibit 10.3 on the November 2009 Form 8-K.

10.37†	Mercantile Bancorp, Inc. Company and Bank Executive and Senior Officer Incentive Compensation Plan December 2006, amended and restated as of January 1, 2010.*

14.1	Code of Ethics, filed under same exhibit number with Annual Report on Form 10-K for fiscal year ended December 31, 2004.

21	Subsidiaries of registrant.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

†	Management contract or compensatory plan or arrangement.

*	Filed on April 7, 2010 with Form 10-K