Form 10-Q
period 2010-03-31
Mercantile Bancorp, Inc.
filed 2010-05-17
CIK 1289701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

☐ Large Accelerated Filer	☐ Accelerated Filer	☑ Non-Accelerated Filer (Do not check if a smaller reporting company)	☐ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act) Yes ☐ No ☑.
As of May 11, 2010 the number of outstanding shares of Common Stock, par value $0.4167 per share was 8,703,330.

MERCANTILE BANCORP, INC.
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements.
MERCANTILE BANCORP, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	March 31,
	2010	December 31,
	(Unaudited)	2009

Assets
Cash and due from banks	$9,551	$8,606
Interest-bearing demand deposits	71,210	94,623
Federal funds sold	7,444	18,038

Cash and cash equivalents	88,205	121,267
Available-for-sale securities	121,991	128,150
Held-to-maturity securities (fair values of $2,120 and $2,411)	2,056	2,334
Loans held for sale	788	681
Loans, net of allowance for loan losses of $18,917 and $18,851	736,559	757,138
Interest receivable	3,703	3,962
Foreclosed assets held for sale, net	18,115	16,409
Federal Home Loan Bank stock	2,903	2,900
Cost method investments in common stock	1,392	1,392
Deferred income taxes	9,867	10,212
Mortgage servicing rights	877	885
Cash surrender value of life insurance	15,149	15,011
Premises and equipment	25,221	25,670
Core deposit and other intangibles	1,026	1,066
Other assets	15,153	17,413
Discontinued operations, assets held for sale	—	285,992

Total assets	$1,043,005	$1,390,482

Liabilities
Deposits
Demand	$99,419	$108,318
Savings, NOW and money market	232,253	251,030
Time	415,198	421,412
Brokered time	138,360	173,764

Total deposits	885,230	954,524
Short-term borrowings	25,899	30,740
Long-term debt	15,000	25,172
Junior subordinated debentures	61,858	61,858
Interest payable	4,542	4,114
Other liabilities	4,918	4,827
Discontinued operations, liabilities held for sale	—	264,044

Total liabilities	997,447	1,345,279

Commitments and Contingent Liabilities

Equity
Mercantile Bancorp, Inc. stockholders’ equity Common stock, $0.42 par value; authorized 14,000,000 shares; Issued — 8,887,113 shares at March 31, 2010 and December 31, 2009 Outstanding — 8,703,330 shares at March 31, 2010 and December 31, 2009	3,629	3,629
Additional paid-in capital	11,919	11,919
Retained earnings	26,080	25,095
Accumulated other comprehensive income	3,257	2,954

	44,885	43,597
Treasury stock, at cost
Common; 183,783 shares at March 31, 2010 and December 31, 2009	(2,295)	(2,295)

Total Mercantile Bancorp, Inc. stockholders’ equity	42,590	41,302

Noncontrolling interest	2,968	3,901

Total equity	45,558	45,203

Total liabilities and equity	$1,043,005	$1,390,482

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Interest and Dividend Income
Loans, including fees
Taxable	$10,002	$11,231
Tax exempt	236	173
Securities
Taxable	970	1,183
Tax exempt	210	244
Federal funds sold	8	5
Dividends on Federal Home Loan Bank Stock	4	5
Deposits with financial institutions and other	78	72

Total interest and dividend income	11,508	12,913

Interest Expense
Deposits	4,171	6,331
Short-term borrowings	187	550
Long-term debt and junior subordinated debentures	1,013	1,206

Total interest expense	5,371	8,087

Net Interest Income	6,137	4,826

Provision for Loan Losses	3,990	2,785

Net Interest Income After Provision For Loan Losses	2,147	2,041

Noninterest Income
Fiduciary activities	581	568
Brokerage fees	299	193
Customer service fees	365	365
Other service charges and fees	139	107
Net gains (losses) on sales of assets	8	(10)
Net gains on loan sales	92	517
Loan servicing fees	124	113
Net increase in cash surrender value of life insurance	138	123
Other	187	6

Total noninterest income	1,933	1,982

Noninterest Expense
Salaries and employee benefits	4,405	4,464
Net occupancy expense	598	600
Equipment expense	563	585
Deposit insurance premium	471	610
Professional fees	491	559
Postage and supplies	148	176
Losses on foreclosed assets, net	212	102
Amortization of mortgage servicing rights	39	203
Other	1,489	1,238

Total noninterest expense	8,416	8,537

Loss from Continuing Operations Before Income Taxes	(4,336)	(4,514)

Income Tax Benefit	(1,190)	(1,685)

Loss from Continuing Operations	(3,146)	(2,829)

Discontinued Operations
Income from discontinued operations (including gain on sale in 2010 of $4,254), net of income tax expense of $2,045 and $691, respectively	3,197	1,664

Net Income (Loss)	51	(1,165)

Less: Net Loss attributable to noncontrolling interest	(933)	(289)

Net Income (Loss) attributable to Mercantile Bancorp, Inc.	$984	$(876)

Weighted Average Shares Outstanding	8,703,330	8,703,330

Basic Earnings Per Share
Continuing operations	$(0.25)	$(0.29)

Discontinued operations	$0.36	$0.19

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Three Months Ended March 31	2010	2009

Operating Activities
Net income (loss) before attribution of noncontrolling interest	$51	$(1,165)
Net loss attributable to noncontrolling interest	(933)	(289)

Net income (loss) attributable to Mercantile Bancorp, Inc.	984	(876)
Items not requiring (providing) cash
Depreciation	454	688
Provision for loan losses	4,038	3,180
Amortization (accretion) of premiums and discounts on securities	169	(69)
Amortization (depreciation) of core deposit intangibles and other purchase accounting adjustments	38	33
Deferred income taxes	616	1,171
Losses on foreclosed assets	212	128
Gains on loan sales	(101)	(810)
Amortization of mortgage servicing rights	39	210
(Gain) on sale of Marine Bank & Trust and Brown County State Bank	(4,254)	—
(Gains) Losses on sale of premises and equipment	(8)	13
Federal Home Loan Bank stock dividends	(2)	(3)
Net increase in cash surrender value of life insurance	(177)	(245)
Changes in
Loans originated for sale	(6,601)	(68,887)
Proceeds from sales of loans	6,556	64,865
Interest receivable	279	1,614
Other assets	1,981	(153)
Interest payable	424	115
Other liabilities	(62)	292
Noncontrolling interest in subsidiary	(933)	(289)

Net cash provided by operating activities	3,652	977

Investing Activities
Cash paid in acquisition of HNB Financial, net of cash received	—	3
Cash received from sales of Marine Bank & Trust and Brown County State Bank	14,706	—
Purchases of available-for-sale securities	(3,156)	(27,738)
Proceeds from maturities of available-for-sale securities	11,814	14,064
Proceeds from maturities of held-to-maturity securities	371	1,101
Net change in loans	13,652	23,666
Purchases of premises and equipment	(23)	(156)
Purchase of Federal Home Loan Bank stock	—	(58)
Proceeds from sales of foreclosed assets	4,235	350

Net cash provided by investing activities	41,599	11,232

Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	(34,968)	44,393
Net (decrease) in time and brokered time deposits	(41,242)	(1,080)
Net increase in short-term borrowings	5,945	5,147
Net (decrease) in long-term debt	—	(15,109)
Repayments of long-term debt	(10,172)	(8,000)

Net cash provided by (used in) financing activities	(80,437)	25,351

Increase (Decrease) In Cash and Cash Equivalents	(35,186)	37,560
Cash and Cash Equivalents, Beginning of Period	123,391	89,821

Cash and Cash Equivalents, End of Period	$88,205	$127,381

Supplemental Cash Flows Information
Interest paid	$6,077	$10,800
Income taxes paid (received)	$(530)	$(244)
Real estate acquired in settlement of loans	$6,152	$755
See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Notes to Condensed Consolidated Financial Statements
(table dollar amounts in thousands)
1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements include the accounts of Mercantile Bancorp, Inc. (the “Company”) and its wholly and majority owned subsidiaries, Mercantile Bank, Royal Palm Bancorp, Inc. (the sole shareholder of Royal Palm Bank) and Mid-America Bancorp, Inc. (the sole shareholder of Heartland Bank), (“Banks”). All material inter-company accounts and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements of the Company. These financial statements also include the accounts of HNB National Bank prior to its exchange in November 2009, and the accounts of Marine Bank & Trust and Brown County State Bank prior to their sales in February 2010.
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2010 and 2009. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 2009 year-end condensed consolidated balance sheet data was derived from the audited financial statements, but certain information and disclosures required by accounting principles generally accepted in the United States of America have been condensed or omitted.
These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2009, appearing in the Company’s Annual Report on Form 10-K filed in 2010.
2. EARNINGS (LOSS) PER COMMON SHARE
Basic and diluted earnings (loss) per share has been computed for continuing and discontinued operations by the weighted-average number of common shares outstanding during the period.
3. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
On June 12, 2009, the FASB issued ASC 860, formerly Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets”. ASC 860 is a revision to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASC 860 also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures. The Company adopted ASC 860 as of January 1, 2010. The adoption had no effect on the Company’s consolidated financial statements.
In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends the fair value disclosure guidance. The amendments include new disclosures and changes to clarify existing disclosure requirements. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of this update did not have a material effect on the Company’s financial statements.
4. FEDERAL HOME LOAN BANK STOCK
Federal Home Loan Bank stock is stated at cost and is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned approximately $1.9 million of Federal Home Loan Bank of Chicago (“FHLB”) stock as of March 31, 2010 and December 31, 2009. During the third quarter of 2007, FHLB received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. The FHLB will continue to provide liquidity and funding through advances and purchase loans through the Mortgage Partnership Facility program. With regard to dividends, the FHLB will continue to assess its dividend capacity each quarter and may make appropriate request for approval from its regulator. Since the FHLB did not pay a dividend during the calendar year of 2009 or the first quarter of 2010, the stock is considered a non-performing asset as of March 31, 2010 and December 31, 2009. Management performed an analysis and, based on currently available information, determined the investment in this FHLB stock was not impaired as of March 31, 2010 and December 31, 2009.
5. SECURITIES
The amortized cost and fair values of securities are as follows:

	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
March 31, 2010:
Mortgage-backed securities: GSE residential	$87,209	$2,614	$(113)	$89,710
State and political subdivisions	27,351	1,124	(23)	28,452
Equity securities	3,573	570	(314)	3,829

	$118,133	$4,308	$(450)	$121,991

Available-for-sale Securities:
December 31, 2009:
Mortgage-backed securities: GSE residential	$92,710	$2,789	$(145)	$95,354
State and political subdivisions	28,525	1,019	(5)	29,539
Equity securities	3,603	162	(508)	3,257

	$124,838	$3,970	$(658)	$128,150

	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Held-to-maturity Securities:
March 31, 2010:
Mortgage-backed securities: GSE residential	$2,056	$64	$—	$2,120

December 31, 2009:
Mortgage-backed securities: GSE residential	$2,334	$77	$—	$2,411

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at March 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$3,628	$3,670	$—	$—
One to five years	17,865	18,826	—	—
Five to ten years	2,212	2,310	—	—
After ten years	3,646	3,646	—	—

	27,351	28,452	—	—
Mortgage-backed securities: GSE residential	87,209	89,710	2,056	2,120
Equity securities	3,573	3,829	—	—

Totals	$118,133	$121,991	$2,056	$2,120

The carrying value of securities pledged as collateral, to secure public deposits, Federal Home Loan Bank advances, repurchase agreements and for other purposes, amounted to $41.8 million at March 31, 2010 and $47.4 million at December 31, 2009.
During the three months ended March 31, 2010 and 2009, the Company did not recognize other-than-temporary impairment charges on any of its investments in stock of other financial institutions, which are carried as available-for-sale securities. Impairments are determined based on the difference between the Company’s carrying value and quoted market prices for the stocks as of March 31, 2010. In making the determination of impairment for each of its investments, the Company considered the duration of the loss, prospects for recovery in a reasonable period of time and the significance of the loss compared to carrying value.
The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009:

	Less Than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2010
Mortgage-backed securities: GSE residential	$9,903	$(113)	$—	$—	$9,903	$(113)
State and political subdivisions	1,068	(23)	182	—	1,250	(23)
Equity securities	1,261	(314)	—	—	1,261	(314)

Total temporarily impaired securities	$12,232	$(450)	$182	$—	$12,414	$(450)

December 31, 2009
Mortgage-backed securities: GSE residential	$12,518	$(145)	$92	$—	$12,610	$(145)
State and political subdivisions	1,831	(5)	182	—	2,013	(5)
Equity securities	2,839	(508)	—	—	2,839	(508)

Total temporarily impaired securities	$17,188	$(658)	$274	$—	$17,462	$(658)

At March 31, 2010, securities in an unrealized loss position in the investment portfolio are minimal. The Company’s mortgage-backed securities and state and political subdivision securities are in a loss position due to interest rate changes, not credit events. Those unrealized losses are considered temporary and management has the ability and intent to hold them for the foreseeable future. Their fair value is expected to recover as the investments approach their maturity date or there is a downward shift in interest rates. The Company has one equity security with an unrealized loss due to the downturn in the market of the financial services industry. The unrealized loss was not due to credit losses at the specific financial institution itself and is expected to recover in the future.
6. COST METHOD INVESTMENTS IN COMMON STOCK
The Company has minority investments in the common stock of other community banks, which are not publicly traded, that are recorded under the cost method of accounting. The Company had investments in three community banks at March 31, 2010 and December 31, 2009 with a carrying value of $1.4 million.
The Company’s cost method investments are reviewed for impairment based on each investee’s earnings performance, asset quality, changes in the economic environment, and current and projected future cash flows. Based on these reviews, the Company determined none of its investments to be other-than-temporarily impaired as of March 31, 2010.
7. FAIR VALUE MEASUREMENT
ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
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
The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the ASC 820 hierarchy in which their fair value measurements fall as of March 31, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements Using
		Quotes Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
March 31, 2010	Fair Value	(Level 1)	(Level 2)	(Level 3)

Mortgage-backed securities:
GSE residential	$89,710	$—	$89,710	$—
State and political subdivisions	28,452	—	28,452	—
Equity securities	3,829	3,732	—	97

	$121,991	$3,732	$118,162	$97

		Fair Value Measurements Using
		Quotes Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2009	Fair Value	(Level 1)	(Level 2)	(Level 3)

Mortgage-backed securities:
GSE residential	$95,354	$—	$95,354	$—
State and political subdivisions	29,539	—	29,500	39
Equity securities	3,257	3,161	—	96

	$128,150	$3,161	$124,854	$135

Management values Level 3 securities based on exit prices for which management believes it could receive if they were to sell these securities. This value approximates costs for a majority of these investments. There were no changes in valuation techniques for the Level 3 securities during the period. The change in fair value of assets measured using significant unobservable (Level 3) inputs on a recurring basis for the three months ended March 31, 2010 and 2009 is summarized as follows (in thousands):

	For the Three Months Ended
	March 31
	2010	2009

Beginning balance	$135	$250
Total realized and unrealized gains and losses:
Included in net income	—	—
Included in other comprehensive income	—	—
Settlements	(38)	(115)
Transfers in and/or out of Level 3	—	—

Balance, March 31	$97	$135

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

Nonrecurring Basis
Following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.
Impaired loans (Collateral Dependent) — Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral dependent loans.
If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy.
Foreclosed Assets Held for Sale — Other real estate consists of properties obtained through foreclosure or in satisfaction of loans. These properties are reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is recorded as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a component of the income statement.
Mortgage Servicing Rights — Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using discounted cash flow models. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.
The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis during the period and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at March 31, 2010 and December 31, 2009:

		Fair Value Measurements Using
		Quotes Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Carrying value at March 31, 2010	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$15,875	$—	$—	$15,875
Foreclosed assets held for sale	2,284	—	—	2,284
Mortgage servicing rights	877	—	—	877

		Fair Value Measurements Using
		Quotes Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Carrying value at December 31, 2009	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$44,142	$—	$—	$44,142
Foreclosed assets held for sale	885	—	—	885
Mortgage servicing rights	1,331	—	—	1,331
Cost method investments	5,409	—	—	5,409
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
The estimation methodologies used, the estimated fair values, and the recorded book balances at March 31, 2010 and December 31, 2009, were as follows:

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets
Cash and cash equivalents	$88,205	$88,205	$121,267	$121,267
Available-for-sale securities	121,991	121,991	128,150	128,150
Held-to-maturity securities	2,056	2,120	2,334	2,441
Loans held for sale	788	788	681	681
Loans, net of allowance for loan losses	736,559	734,234	757,138	757,721
Federal Home Loan Bank stock	2,903	2,903	2,900	2,900
Cost method investments in common stock	1,392	1,392	1,392	1,392
Interest receivable	3,703	3,703	3,962	3,962

Financial liabilities
Deposits	885,230	881,533	954,524	952,611
Short-term borrowings	25,899	25,899	30,740	30,740
Long-term debt and junior subordinated debentures	76,858	46,384	87,030	56,368
Interest payable	4,542	4,542	4,114	4,114

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—
The following methods and assumptions were used to estimate the fair value of each class of financial instruments.
     Cash and Cash Equivalents, Federal Home Loan Bank Stock, Interest Receivable, and Cost Method Investments in Common Stock — The carrying amount approximates fair value.
     Held-to-Maturity Securities — Fair values equal quoted market prices if available. If quoted market prices are not available, fair value is estimated based on quoted market prices of similar securities.

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
8. INCOME TAXES
A reconciliation of income tax expense (benefit) on continuing operations at the statutory rate to the Company’s actual income tax expense (benefit) is shown below:

	March 31,	December 31,
	2010	2009
Computed at the statutory rate (35%)	$(1,518)	$(1,580)
Increase (decrease) resulting from
Graduated tax rates	43	45
Tax exempt income	(144)	(136)
State income taxes	(377)	(2)
Increase in cash surrender value of life insurance	(47)	(42)
Changes in the deferred tax asset valuation allowance	829	—
Other	23	30

Actual tax expense (benefit)	$(1,190)	$(1,685)

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	March 31,	December 31,
	2010	2009
Deferred tax assets
Allowance for loan losses	$7,026	$6,885
Accrued compensated absences	121	115
Deferred compensation	828	759
Accrued postretirement benefits	144	125
Deferred loss on investments	2,126	2,050
Capital loss carryforward on disposal of HNB	4,169	5,773
Net operating loss carryforward	4,921	2,395
Stock options	111	111
Deferred loan fees	76	80
Alternative minimum tax credits	149	149
Other	1,168	1,029

	20,839	19,471

Deferred tax liabilities
Federal Home Loan Bank stock dividends	284	277
Depreciation	543	522
State taxes	528	452
Mortgage servicing rights	343	334
Deferred gain on sale of BOLI policies	798	770
Unrealized gains on available-for-sale securities	1,886	1,161
Purchase accounting adjustments	50	35
Other	121	118

	4,553	3,669

Net deferred tax asset before valuation allowance	$16,286	$15,802

Valuation allowance
Beginning balance	$(5,590)	$—
(Increase) decrease during the period	(829)	(5,590)

Ending balance	(6,419)	(5,590)

Net deferred tax asset	$9,867	$10,212

As of March 31, 2010, the Company had $9,806,000 of net operating loss carryforwards relating to Mid-America Bancorp, Inc. The carryforwards expire in 15-20 years.
As of March 31, 2010, the Company had $149,000 of alternative minimum tax credits available to offset future federal income taxes. The credits have no expiration date.
9. DISCONTINUED OPERATIONS
The Company completed the sale of Brown County State Bank and Marine Bank & Trust to United Community Bancorp, Inc., of Chatham, Illinois for approximately $25.8 million. The transaction, which closed on February 26, 2010 following regulatory approval, resulted in a pre-tax gain of approximately $4.3 million. Approximately $289 thousand of the recognized gain was due to principal payments received on purchased loans. The proceeds of the sale were used to further strengthen the Company’s capital position and strategically reduced its outstanding debt obligations. This sale, announced in November 2009, was a stage in the Company’s multi-tiered recapitalization plan.

The following table summarizes the estimated fair values of the assets and liabilities at the date the Company sold Marine Bank & Trust and Brown County State Bank:

Cash and cash equivalents	$4,343
Available-for-sale securities	39,306
Held-to-maturity securities	1,027
Loans, net of allowance for loan losses of $1,183	206,872
Interest receivable	2,300
Federal Home Loan Bank stock	1,574
Premises and equipment	3,698
Other assets	19,465

Total assets disposed	278,585

Deposits	232,330
Long-term debt	13,500
Interest payable	559
Other liabilities	10,469

Total liabilities released	256,858

Net assets disposed	$21,727

Operations for 2009 have been reclassified to include all income and expense into discontinued operations. On November 21, 2009, the Company entered into an Exchange Agreement which provided for the sale of HNB National Bank, one of the Company’s subsidiary banks, in exchange for the repayment of $28 million of debt. The Company realized a loss of approximately $2.4 million on the debt exchange transaction.
The following table summarizes the income and expenses of the discontinued operations for the periods ended March 31, 2010 including Marine Bank & Trust and Brown County State Bank, and 2009 including HNB National Bank, Marine Bank & Trust, and Brown County State Bank:

	2010	2009

Interest and dividend income	$2,206	$8,294
Interest expense	572	2,893

Net interest margin	1,634	5,401

Provision for loan loss	48	395
Noninterest income	4,522	1,247
Noninterest expense	866	3,898

Net income (loss) before taxes	5,242	2,355

Income tax expense	2,045	691

Net income	$3,197	$1,664

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
The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Commitments to originate loans totaled $3.4 million at March 31, 2010 and $2.3 million at December 31, 2009. The commitments extend over varying periods of time with the majority being disbursed within a one-year period. At

March 31, 2010 and December 31, 2009, the Company had granted unused lines of credit to borrowers totaling $121.3 million and $143.2 million, respectively, for commercial lines and open-end consumer lines.
Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $9.6 million at March 31, 2010 and $12.8 million at December 31, 2009. At March 31, 2010, the outstanding standby letters of credit had a weighted average term of approximately one year. As of March 31, 2010 and December 31, 2009, no liability for the fair value of the Company’s potential obligations under these guarantees has been recorded since the amount is deemed immaterial.
11. SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies are integral to understanding the results reported. The Company’s significant accounting policies are described in detail in Note 1 to its consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC on April 7, 2010. The Company believes that of its significant accounting policies the allowance for loan losses may involve a higher degree of judgment and complexity.
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

12. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) components and related taxes were as follows:

	For the Three Months
	Ended March 31,
	2010	2009
Net income (loss)	$51	$(1,165)

Other comprehensive income (loss):
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense of $206 for 2010 and $(183) for 2009	303	(118)
Less reclassification adjustment for other than temporary losses included in income net of tax benefit of $0 for 2010 and $0 for 2009	—	—

Total Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $206 for 2010 and $(183) for 2009	303	(118)

Comprehensive income (loss)	354	(1,283)

Comprehensive income (loss) attributable to the noncontrolling interest	(933)	(289)

Comprehensive income (loss) attributable to Mercantile Bancorp, Inc.	$1,287	$(994)

13. OPERATING AND LIQUIDITY MATTERS
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
To address a scenario where actual losses in 2010 exceed those projected by the Company, an alternate projection was performed to determine Mercantile Bank’s ability to provide sufficient liquidity to the Company, in order to maintain sufficient capital at Royal Palm Bank and Heartland. Mercantile Bank is the Company’s flagship bank, representing approximately 75% of total consolidated assets at March 31, 2010, and although operating under a regulatory memorandum of understanding due to elevated levels of impaired loans, its actual losses have been much lower than the other two subsidiaries and it retains significant earnings capacity. The result of that alternate projection was a determination that Mercantile Bank could provide the necessary liquidity, through generation of earnings, sales of assets or lines of business, and closing of branches. While the Company does not believe it to be likely, there is a risk that the FDIC would close Royal Palm Bank or Heartland (or both), which could produce significantly worse results than those in the Company’s projection. In that event, the Company would resort to various capital raising and asset liquidation options discussed below.
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
The Special Committee is developing and executing a plan to raise additional equity. On April 27, 2010, the Company’s Board of Directors approved an amendment to its Certificate of Incorporation to increase the number of authorized shares of common stock of the Company from 14,000,000 to 30,000,000 (“the Amendment”). The Board’s approval is subject to the approval of the amendment by the holders of a majority of the outstanding shares of the Company’s common stock, which will be voted on at the Company’s annual meeting of stockholders to be held on May 24, 2010. The Company has also engaged an investment banker to assist in formulating details of the capital raising plan. The Company expects to have developed and implemented the plan by September 30, 2010.
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
General
Mercantile Bancorp, Inc. is a three-bank holding company headquartered in Quincy, Illinois with 13 banking facilities (12 full service offices and 1 stand-alone drive-up facility) serving 9 communities located throughout west-central Illinois, central Indiana, western Missouri, eastern Kansas and southwestern Florida. The Company is focused on meeting the financial needs of its markets by offering competitive financial products, services and technologies. It is engaged in retail, commercial and agricultural banking, and its core products include loans, deposits, trust and investment management. The Company derives substantially all of its net income from its subsidiary banks.
Wholly Owned Subsidiaries. As of March 31, 2010, the Company was the sole shareholder of the following banking subsidiaries:
•	Mercantile Bank (“Mercantile Bank”), located in Quincy, Illinois; and

•	Royal Palm Bancorp, Inc. (“Royal Palm”), the sole shareholder of Royal Palm Bank of Florida (“Royal Palm Bank”), located in Naples, Florida.
Majority-Owned Subsidiary. As of March 31, 2010, the Company was the majority, but not sole, shareholder of Mid-America Bancorp, Inc. (“Mid-America”), the sole shareholder of Heartland Bank (“Heartland”), located in Leawood, Kansas, in which the Company owns 55.5% of the outstanding voting stock. During the first quarter of 2010, there were no transactions affecting Mid-America’s outstanding shares of common stock nor the Company’s ownership percentage in Mid-America.

Other Investments in Financial Institutions. As of March 31, 2010, the Company had less than majority ownership interests in several additional banking organizations located throughout the United States. Specifically, the Company owned the following percentages of the outstanding voting stock of these banking entities:
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
On February 27, 2009, the FDIC adopted an interim rule to impose a 20 basis point emergency special assessment on June 30, 2009, which would be collected on September 30, 2009. The 20 basis point assessment was originally based on the institution’s assessment base of total deposits. In the second quarter of 2009, the FDIC announced it had revised the original interim rule to impose a 20 basis point special assessment based on deposits to a 5 basis point special assessment based on the institution’s total assets minus Tier 1 Capital. The new rule provided that additional assessments of up to 5 basis points could be imposed on September 30, 2009 and December 31, 2009 if the reserve ratio of the Deposit Insurance Fund was not at an acceptable level. The 5 basis point additional assessment for each quarter could not exceed an institution’s calculation of 10 basis points on the original assessment base of total deposits. On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The FDIC is also scheduled to increase the normal assessment rates with the intent being to replenish the Deposit Insurance Fund to the statutory limit of 1.15% of insured deposits by December 31, 2013. The December 30, 2009 prepayment is being amortized based on the actual quarterly assessment invoices received from the FDIC. As of March 31, 2010, the prepaid FDIC assessment balance is approximately $3.4 million.
In June 2009, the Company elected to defer regularly scheduled interest payments on its outstanding junior subordinated debentures relating to its trust preferred securities. The terms of the junior subordinated debentures and the trust documents allow the Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. As of March 31, 2010, the accumulated deferred interest payments totaled $3.1 million.
On February 16, 2010, the Company entered into a Written Agreement (the “Agreement”) with the Federal Reserve Bank of St. Louis (“FRB”). Under the terms of the Agreement, the Company is expected to, among other things, provide its subsidiary banks with financial and managerial resources as needed, submit a capital plan to the FRB, and provide periodic performance updates to the FRB. In addition, the Company is prohibited from paying dividends, permitting its indirect subsidiary banks from paying dividends to their bank holding companies (which are direct subsidiaries of the Company), paying interest or principal on subordinated debentures or trust preferred securities, incurring any additional debt, or redeeming any shares of the Company’s stock or purchasing the stock of any of its subsidiaries held by the Company’s shareholders, without the prior written approval of the FRB. For further discussion, see the “Regulatory Matters” section of this filing.
On February 26, 2010, the Company completed the sale of two of its wholly-owned subsidiaries, Brown County State Bank and Marine Bank & Trust (together, the “Banks”), to United Community Bancorp, Inc. (“United Community”), of Chatham, Illinois for approximately $25.8 million. The Company had entered into a stock purchase agreement (the “Stock Purchase Agreement”) with United Community on November 22, 2009, pursuant to which the Company agreed to sell all of the issued and outstanding stock of the Banks to United Community for approximately $25.6 million, subject to certain purchase price adjustments based on the combined book value of the banks at the closing of the transactions and other factors. In connection with the execution of the Stock Purchase Agreement, the Company obtained the consent (the “Consent”) of Great River Bancshares, Inc. (“Great River”), owned by R. Dean Phillips (“Phillips”), a significant shareholder of the Company, to sell the Banks to United Community and to effect the Exchange Agreement (“the Exchange”) with Phillips. The Exchange provided for the sale of HNB Bank, another of the Company’s wholly-owned subsidiaries, to Phillips in exchange for the repayment of $28 million of debt owed to Great River. Pursuant to the Consent, the Company was required to the use the proceeds from the sale of the Banks to repay any outstanding debt owed to Great River. The Company has entered into other ancillary agreements with United Community in connection with the sale of the Banks. The Company and United Community agreed to treat the acquisition of the capital stock of each of the Banks as an asset purchase for tax purposes.
On March 31, 2010, Mid-America issued a secured convertible debenture to the Company in the amount of $1.1 million, bringing the total of all such debentures issued by Mid-America to the Company to $10.4 million. For each of the debentures, interest is payable quarterly at an annual rate of 5.5%. The principal balances, together with accrued interest, shall be due and payable on June 30, 2010.
Results of Operations
Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009
Overview. Unless otherwise indicated, discussions below regarding income and expense for the three months ended March 31, 2010 and 2009 refer to the Company’s continuing operations. Net income for the three months ended March 31, 2010 from both continuing and discontinued operations was $984 thousand, an increase of $1.9 million compared with net loss of $876 thousand for the same period in 2009. The primary factors contributing to the increase in net income were an increase in net interest income of $1.3 million, a decrease in noninterest expense of $121 thousand and an increase in income from discontinued operations of $1.5 million, partially offset by a decrease in noninterest income of $49 thousand and an increase in provision for loan losses of $1.2 million. Basic earnings (loss) per share (EPS) from continuing operations for the three months ended March 31, 2010 was $(0.25) compared with $(0.29) for the same period in 2009. EPS from discontinued operations for the three months ended March 31, 2010 was $0.36 compared with $0.19 for the same period in 2009.
Total assets at March 31, 2010 were $1.0 billion compared with $1.4 billion at December 31, 2009, a decrease of $347.5 million or 25.0%, primarily attributable to decreases in cash and cash equivalents and discontinued operations, assets held for sale. Total loans, including loans held for sale, at March 31, 2010 were $756.3 million compared with $776.7 million at December 31, 2009, a decrease of $20.4 million or 2.6%. Total deposits at March 31, 2010 were $885.2 million compared with $954.5 million at December 31, 2009, a decrease of $69.3 million or 7.3%. Total Mercantile Bancorp, Inc. stockholders’ equity at March 31, 2010 was $42.6 million compared with $41.3 million at December 31, 2009, an increase of $1.3 million or 3.1%.
The Company’s annualized return on average assets was 0.32% for the three months ended March 31, 2010, compared with (0.20%) for the same period in 2009. The annualized return on average stockholders’ equity was 9.22% for the three months ended March 31, 2010, compared to (3.60)% for the same period in 2009.
Discontinued Operations. As a result of the sale of two of the Company’s wholly-owned subsidiaries, Marine Bank and Trust and Brown County State Bank, to United Community Bancshares, Inc. on February 26, 2010, the assets and liabilities of those two banks are included in the Company’s consolidated balance sheet as of December 31, 2009, but are reflected as “Discontinued operations, assets held for sale” and “Discontinued operations, liabilities held for sale”. The income and expenses of those two banks for the period January 1 through February 26, 2010 and the three months ended March 31, 2009 are included in “Income (loss) from discontinued operations” in the Company’s consolidated statements of operations. As a result of the exchange for debt of another of the Company’s wholly-owned subsidiaries, HNB Bank, on December 16, 2009, that bank’s income and expenses for the three months ended March 31, 2009 are included in “Income (loss) from discontinued operations” in the Company’s consolidated statements of operations.
Net Interest Income. For the three months ended March 31, 2010, net interest income increased $1.3 million, or 27.2%, to $6.1 million compared with $4.8 million for the same period in 2009. The increase was primarily due to decreased volumes of money market and time and brokered time deposits, short-term borrowings and long-term debt and decreased rates on all securities and loans. For the three months ended March 31, 2010 and 2009, the net interest margin increased by 65 basis points to 2.46% from 1.81% while the net interest spread increased by 53 basis points to 2.30% from 1.77%, respectively.
Interest and dividend income for the three months ended March 31, 2010 decreased $1.4 million, or 10.9%, to $11.5 million compared with $12.9 million for the same period in 2009. This decrease was due primarily to a decrease in loan interest income of $1.2 million. Average total loans for the three months ended March 31, 2010 decreased $77.4 million, or 9.1%, to $772.8 million compared with $850.3 million for the same period in 2009, while the average yield on total loans decreased 6 basis points to 5.30% for the same period. Average total investments for the three months ended March 31, 2010 decreased $1.1 million, or 0.8%, to $128.6 million compared with $129.6 million for the same period in 2009, while the average yield on investments decreased 73 basis points to 3.67% for the same period. For the three months ended March 31, 2010, compared to the same period in 2009, the yield on total average earning assets decreased by 22 basis points to 4.62%.

Interest expense for the three months ended March 31, 2010 decreased $2.7 million, or 33.6%, to $5.4 million compared with $8.1 million for the same period in 2009. This decrease was due primarily to decreases in interest expense on deposits of $2.2 million and interest expense on short-term borrowings of $363 thousand. Average total interest-bearing deposits for the three months ended March 31, 2010 decreased $68.9 million, or 7.7%, to $823.3 million compared with $892.2 million for the same period in 2009, while the average cost of funds on total interest-bearing deposits decreased 81 basis points to 2.03% for the same period. The average cost of funds on all categories of deposits decreased in the three months ended March 31, 2010, compared to the same period in 2009, due to the decline in general market rates. Average total long-term debt for the three months ended March 31, 2010 decreased $18.0 million, or 18.6%, to $78.9 million compared with $96.9 million for the same period in 2009, primarily due to the reclassification of a large note payable from long-term to short-term, while the average cost of funds on long-term debt increased 15 basis points to 5.13% for the same period. For the three months ended March 31, 2010, compared to the same period in 2009, the cost of funds on total average interest-bearing liabilities decreased by 75 basis points to 2.32%.
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

	For the three months ended March 31
	2010				2009
		Income/			Income/
	Average Balance	Expense	Yield/Rate	Average Balance	Expense	Yield/Rate
			(dollars in thousands)
Assets
Interest-bearing demand deposits	$78,721	$78	0.40%	$67,269	$72	0.43%
Federal funds sold	13,695	8	0.23%	17,144	5	0.12%
Securities:
Taxable
U.S. treasuries and government agencies	—	—	0.00%	2,272	13	2.29%
Mortgage-backed securities: GSE residential	34,183	290	3.39%	23,940	272	4.54%
Other securities	65,639	680	4.14%	74,696	898	4.81%

Total taxable	99,822	970	3.89%	100,908	1,183	4.69%
Non-taxable — State and political subdivision (3)	28,755	210	2.92%	28,720	244	3.40%
Loans (net of unearned discount ) (1)(2)	772,837	10,238	5.30%	850,252	11,404	5.36%
Federal Home Loan Bank stock	2,900	4	0.55%	3,614	5	0.55%

Total interest-earning assets	996,280	$11,508	4.62%	1,067,907	$12,913	4.84%

Cash and due from banks	10,010			15,612
Interest receivable	3,797			4,611
Foreclosed assets held for sale, net	14,833			7,785
Cost method investments in common stock	1,392			3,314
Cash surrender value of life insurance	15,083			13,494
Premises and equipment	25,444			27,048
Other	22,867			22,332
Goodwill	—			28,974
Intangible assets	1,922			2,633
Allowance for loan loss	(19,001)			(18,273)
Discontinued operations, Assets held for sale	172,547			635,089

Total assets	$1,245,174			$1,810,526

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$68,745	$46	0.27%	$63,179	$56	0.35%
Savings deposits	48,104	45	0.37%	45,965	89	0.77%
Money-market deposits	133,485	201	0.60%	146,721	364	0.99%
Time and brokered time deposits	572,973	3,879	2.71%	636,299	5,822	3.66%
Short-term borrowings	25,426	187	2.94%	64,252	550	3.42%
Long term debt	17,063	220	5.16%	35,052	349	3.98%
Junior subordinated debentures	61,858	793	5.13%	61,858	857	5.54%

Total interest-bearing liabilities	927,654	$5,371	2.32%	1,053,326	$8,087	3.07%

Demand deposits	99,303			76,162
Interest payable	4,475			3,075
Other liabilities	4,728			4,229
Discontinued operations, Liabilities held for sale	22,867			569,410
Noncontrolling interest	3,517			5,543
Stockholders’ equity	43,280			98,781

Total liabilities and stockholders’ equity	$1,245,174			$1,810,526

Interest spread			2.30%			1.77%
Net interest income		$6,137			$4,826

Net interest margin			2.46%			1.81%
Interest-earning assets to interest-bearing liabilities	107.40%			101.38%

(1)	Non-accrual loans have been included in average loans, net of unearned discount

(2)	Includes loans held for sale

(3)	The tax exempt income for state and political subdivisions in not recorded on a tax equivalent basis.

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

	For the three months ended March 31,
	2010 vs. 2009
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
Increase (decrease) in interest income:
Interest-bearing bank deposits	$11	$(5)	$6
Federal funds sold	(1)	4	3
Investment securities:
U.S. Treasuries and Agencies	(13)	—	(13)
Mortgage-backed securities: GSE residential	98	(80)	18
States and political subdivision (1)	—	(34)	(34)
Other securities	(102)	(116)	(218)
Loans (net of unearned discounts)	(1,027)	(139)	(1,166)
Federal Home Loan Bank stock	(1)	—	(1)

Change in interest income	(1,035)	(370)	(1,405)

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	5	(15)	(10)
Savings deposits	4	(48)	(44)
Money-market deposits	(30)	(133)	(163)
Time and brokered time deposits	(538)	(1,405)	(1,943)
Short-term borrowings	(294)	(69)	(363)
Long-term debt and junior subordinated debentures	(230)	37	(193)

Change in interest expense	(1,083)	(1,633)	(2,716)

Increase (decrease) in net interest income	$48	$1,263	$1,311

(1)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.
Provision for Loan Losses. Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the three months ended March 31, 2010, the provision increased by $1.2 million to $4.0 million, compared with $2.8 million for the same period in 2009, primarily due to increases in net charge-offs at Royal Palm Bank and Heartland Bank. The allowance for loan losses at March 31, 2010 was $18.9 million, or 2.50% of total loans, an increase of $66 thousand from $18.9 million or 2.43% of total loans at December 31, 2009. Nonperforming loans were $46.1 million, or 6.10% of total loans as of March 31, 2010, compared with $50.8 million, or 6.54% of total loans as of December 31, 2009. Impaired loans decreased from $111.2 million at December 31, 2009 to $102.4 million at March 31, 2010. Approximately $4.6 million of this decrease is attributable to the foreclosure on a loan to a commercial real estate developer by both Mercantile Bank and Heartland Bank and the subsequent transfer of the property to foreclosed assets held for sale. The remainder of the decrease was due to the charge-offs at Royal Palm Bank and Heartland Bank, as well as payments received on impaired loans. The Company anticipates a portion of the impaired loans will eventually be charged off, but believes it has adequately reserved for these losses based on circumstances existing as of March 31, 2010.
Management has a process in place to review each subsidiary bank’s loan portfolio on a quarterly basis by a team of personnel that is independent of the lending function and reports directly to the Audit Committee of the Board of Directors. The purpose of these quarterly reviews is to evaluate the adequacy of the allowance for loan losses. In light of the elevated levels of nonperforming and impaired loans over the past two years, management has increased the frequency and scope of the reviews in areas deemed to have the greatest risk of potential losses. Management’s goal is to identify problems loans as soon as possible, with the hope that early detection and attention to these loans will minimize the amount of the loss.

Noninterest Income. Noninterest income for the three months ended March 31, 2010 decreased $49 thousand to $1.9 million compared with $2.0 million for the same period in 2009. The decrease in noninterest income was primarily due to decreases in net gains on loan sales, primarily offset by increases in brokerage fees, other service charges and fees, and other income.
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months
	Ended March 31
	2010	2009
Fiduciary activities	$581	$568
Brokerage fees	299	193
Customer service fees	365	365
Other service charges and fees	139	107
Net gains (losses) on sales of assets	8	(10)
Net gains on loan sales	92	517
Loan servicing fees	124	113
Net increase in cash surrender value of life insurance	138	123
Other	187	6

Total noninterest income	$1,933	$1,982

Net gains on loan sales for the three months ended March 31, 2010 decreased $425 thousand to $92 thousand compared with $517 thousand for the same period in 2009, primarily due to a dramatic slow-down in residential mortgage refinancing activity.
Brokerage fees for the three months ended March 31, 2010 increased $106 thousand to $299 thousand compared with $193 thousand for the same period in 2009, primarily due to an improving economy and stock market.
Other service charges and fees for the three months ended March 31, 2010 increased $32 thousand to $139 thousand compared with $107 thousand for the same period in 2009, primarily due to an expansion of the number of accounts that generate transaction and maintenance fees.
Other noninterest income for the three months ended March 31, 2010 increased $181 thousand to $187 thousand compared with $6 thousand for the same period in 2009, primarily due to fees for providing data processing services to the three former subsidiaries that were sold in December 2009 and February 2010.
Noninterest Expense. For the three months ended March 31, 2010, noninterest expense decreased $121 thousand, or 1.4% to $8.4 million compared with $8.5 million for the same period in 2009, primarily due to decreases in salaries and employee benefits, FDIC deposit insurance premiums and amortization of mortgage servicing rights, partially offset by increases in net losses on foreclosed assets and other expenses.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months
	Ended March 31
	2010	2009
Salaries and employee benefits	$4,405	$4,464
Net occupancy expense	598	600
Equipment expense	563	585
Deposit insurance premium	471	610
Professional fees	491	559
Postage and supplies	148	176
Losses on foreclosed assets, net	212	102
Amortization of mortgage servicing rights	39	203
Other	1,489	1,238

Total noninterest expense	$8,416	$8,537

Salaries and employee benefits decreased $59 thousand for the three months ended March 31, 2010 to $4.4 million, from $4.5 million for the same period in 2009, primarily due to elimination of several positions through attrition, partially offset by increased health insurance costs. The Company had 274 full-time equivalent employees at March 31, 2010 compared to 281 at March 31, 2009, restated to exclude discontinued operations.
Amortization of mortgage servicing rights decreased $164 thousand for the three months ended March 31, 2010 to $39 thousand, from $203 thousand for the same period in 2009, primarily due to a dramatic slow-down in residential mortgage refinancing activity.
Net losses on foreclosed assets increased $110 thousand for the three months ended March 31, 2010 to $212 thousand, from $102 thousand for the same period in 2009, primarily due to write-downs of the carrying values of several foreclosed properties held by Royal Palm, based on updated appraisals.
Other expenses increased $251 thousand for the three months ended March 31, 2010 to $1.5 million, from $1.2 million for the same period in 2009, primarily due to expenses associated with litigating and maintaining foreclosed properties held by Royal Palm.
Income Taxes Expense (Benefit). Income tax benefit from continuing operations for the three-months ended March 31, 2010 was $1.2 million compared to a benefit of $1.7 million for the same period in 2009.
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
Financial Condition
March 31, 2010 Compared to December 31, 2009
Loan Portfolio. Total loans from continuing operations, including loans held for sale, decreased $20.4 million or 2.6% to $756.3 million as of March 31, 2010 from $776.7 million as of December 31, 2009. The Company’s subsidiary banks experienced decreased loan balances in the first three months of 2010 due to seasonal fluctuations, debt paydowns, stricter underwriting standards, and the uncertain economy and the fear of continued recession causing potential borrowers to reduce their spending. At March 31, 2010 and December 31, 2009, the ratio of total loans to total deposits was 85.4% and 81.4%, respectively. For the same periods, total loans represented 72.5% and 55.9% of total assets, respectively.
The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated, with 2009 restated to exclude discontinued operations:

	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
		(dollars in thousands)
Commercial and financial	$161,321	21.33%	$161,702	21.38%
Agricultural	8,738	1.16%	9,832	1.30%
Real estate — farmland	17,932	2.37%	19,655	2.60%
Real estate — construction	141,797	18.75%	153,578	20.31%
Real estate — commercial	165,616	21.90%	163,292	21.59%
Real estate — residential (1)	191,942	25.38%	193,818	25.63%
Installment loans to individuals	68,918	9.11%	74,793	9.89%

Total loans	756,264	100.00%	776,670	102.70%

Allowance for loan losses	18,917		18,851

Total loans, including loans held for sale, net of allowance for loan losses	$737,347		$757,819

(1)	Includes loans held for sale
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
Total nonperforming loans decreased to $46.1 million as of March 31, 2010 from $50.8 million as of December 31, 2009, while total nonperforming loans and nonperforming other assets decreased to $64.3 million as of March 31, 2010 from $67.2 million as of December 31, 2009. Impaired loans decreased from $111.2 million at December 31, 2009 to $102.4 million at March 31, 2010. Approximately $4.6 million of this decrease is attributable to the foreclosure on a loan to a commercial real estate developer by both Mercantile Bank and Heartland Bank and the subsequent transfer of the property to foreclosed assets held for sale. The remainder of the decrease was due to the charge-offs at Royal Palm Bank and Heartland Bank, as well as payments received on impaired loans. The Company anticipates a portion of the impaired loans will eventually be charged off, but believes it has adequately reserved for these losses based on circumstances existing as of March 31, 2010.
Nonperforming other assets is comprised primarily of the carrying value of several foreclosed commercial real estate properties in the Midwest and Florida that the Company intends to sell, with the carrying value representing management’s assessment of the net realizable value in the current market. The ratio of nonperforming loans to total loans decreased to 6.10% as of March 31, 2010, from 6.54% as of December 31, 2009. The ratio of nonperforming loans and nonperforming other assets to total loans decreased to 8.50% as of March 31, 2010 from 8.66% as of December 31, 2009.
The following table presents information regarding nonperforming assets at the dates indicated, with 2009 restated to exclude discontinued operations:

	March 31,	December 31,
	2010	2009
Nonaccrual loans
Commercial and financial	$1,826	$1,439
Agricultural	—	248
Real estate — farmland	62	62
Real estate — construction	31,000	33,946
Real estate — commercial	5,669	7,378
Real estate — residential	7,006	6,803
Installment loans to individuals	145	154

Total nonaccrual loans	45,708	50,030

Loans 90 days past due and still accruing	360	393
Restructured loans	68	397

Total nonperforming loans	46,136	50,820

Repossessed assets	18,181	16,409
Other assets acquired in satisfaction of debt previously contracted	—	—

Total nonperforming other assets	18,181	16,409

Total nonperforming loans and nonperforming other assets	$64,317	$67,229

Nonperforming loans to loans, before allowance for loan losses	6.10%	6.54%

Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	8.50%	8.66%

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
The allowance for loan losses increased $66 thousand to $18.9 million as of March 31, 2010 from $18.9 million as of December 31, 2009. Provision for loan losses was $4.0 million and net charge-offs were $3.9 million for the three months ended March 31, 2010. The allowance for loan losses as a percent of total loans increased to 2.50% as of March 31, 2010 from 2.43% as of December 31, 2009. The increase was due to further deterioration of the commercial real estate markets in several of the Company’s locations, particularly in southwest Florida, resulting in nonperforming and impaired loan totals in excess of historical averages. As a percent of nonperforming loans, the allowance for loan losses increased to 41.00% as of March 31, 2010 from 37.09% as of December 31, 2009. The Company believes it has adequately reserved for potential losses based on circumstances existing as of March 31, 2010.
The following table presents for the periods indicated an analysis of the allowance for loan losses and other related data, with 2009 restated to exclude discontinued operations:

	As of and for the
	Three Months Ended	As of and for the
	March 31,	Year Ended December
	2010	31, 2009
Average loans outstanding during year	$772,837	$830,740

Allowance for loan losses:
Balance at beginning of year	$18,851	$19,038

Loans charged-off:
Commercial and financial	4	927
Agricultural	—	438
Real estate — farmland	—	—
Real estate — construction	1,557	10,938
Real estate — commercial	706	2,055
Real estate — residential	285	7,218
Installment loans to individuals	1,450	899

Total charge-offs	4,002	22,475

Recoveries:
Commercial and financial	36	—
Agricultural	—	13
Real estate — farmland	—	—
Real estate — construction	1	34
Real estate — commercial	—	7
Real estate — residential	7	8
Installment loans to individuals	34	143

Total recoveries	78	205

Net charge-offs	3,924	22,270
Provision for loan losses	3,990	22,083

Balance at end of year	$18,917	$18,851

Allowance for loan losses as a percent of total loans outstanding at year end	2.50%	2.43%

Allowance for loan losses as a percent of total nonperforming loans	41.00%	37.09%

Ratio of net charge-offs to average total loans	0.51%	2.68%

Concentration of Credit Risk. Included in the Company’s loan portfolio are approximately $24.2 million of purchased participation loans to borrowers located in areas outside the Company’s normal markets. Although the Company applies the same underwriting standards to these loans, there may be additional risk associated with those out of the Company’s normal territory.
At March 31, 2010, Heartland Bank had approximately $4.1 million in loans with various customers collateralized by stock in a troubled financial institution. The Company is currently working with customers to increase collateral to acceptable levels. Both Heartland Bank and Royal Palm had three subordinated debentures at troubled financial institutions totaling approximately $6.0 million. At March 31, 2010, the Company believes there are adequate reserves placed against these loans and debentures.
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
The Company has classified securities as both available-for-sale and held-to-maturity as of March 31, 2010. Available-for-sale securities are held with the option of their disposal in the foreseeable future to meet investment objectives, liquidity needs or other operational needs. Securities available-for-sale are carried at fair value. Held-to-maturity securities are those securities for which the Company has the positive intent and ability to hold until maturity, and are carried at historical cost adjusted for amortization of premiums and accretion of discounts.
As of March 31, 2010, the fair value of the available for-sale securities was $122.0 million and the amortized cost was $118.1 million for an unrealized gain of $3.9 million. The after-tax effect of this unrealized gain was $2.6 million and has been included in stockholders’ equity. As of December 31, 2009, the fair value of the available-for-sale securities was $128.1 million and the amortized cost was $124.8 million for an unrealized gain of $3.3 million. Fluctuations in net unrealized gains and losses on available-for-sale securities are due primarily to increases or decreases in prevailing interest rates for the types of securities held in the portfolio.
As of March 31, 2010, the amortized cost of held-to-maturity securities was $2.0 million, a decrease of $300 thousand from the December 31, 2009 amortized cost of $2.3 million.
The Company owns approximately $1.9 million of Federal Home Loan Bank of Chicago stock included in other assets. During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The Federal Home Loan Bank will continue to provide liquidity and funding through advances, however the draft order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. With regard to dividends, the Federal Home Loan Bank continues to assess its dividend capacity each quarter and make appropriate request for approval. There were no dividends paid by the Federal Home Loan Bank of Chicago during the first quarter of 2010.
Foreclosed Assets Held for Sale. At March 31, 2010, foreclosed assets increased $1.7 million or 10.4% to $18.1 million from $16.4 million as of December 31, 2009, primarily attributable to the foreclosure on a loan to a commercial real estate developer by both Mercantile Bank and Heartland, partially offset by additional write-downs based on updated appraisals of the carrying values of previously foreclosed properties. Also included in the $18.1 million at March 31, 2010 were several of Royal Palm’s loans in the Florida market, several of Heartland’s purchased participation loans in the Georgia and Arkansas markets, and a Mercantile purchased participation in the Iowa market that resulted in foreclosure on the properties collateralizing the loans.

Deposits. Total deposits decreased $69.3 million or 7.3% to $885.2 million as of March 31, 2010 from $954.5 million as of December 31, 2009. Noninterest-bearing deposits decreased $8.9 million or 8.2% to $99.4 million as of March 31, 2010 from $108.3 million as of December 31, 2009, while interest-bearing deposits decreased $60.4 million or 7.1% to $785.8 million as of March 31, 2010 from $846.2 million as of December 31, 2009. The majority of the overall decrease in deposits during the first quarter of 2010 was attributable to reduced funding required in the loan portfolio as well as reduced liquidity required by Mercantile Bank to provide correspondent banking services to the three subsidiary banks that were sold in December 2009 and February.
Borrowings. The Company utilizes borrowings to supplement deposits in funding its lending and investing activities. Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, U. S. Treasury demand notes, short-term advances from the Federal Home Loan Bank (“FHLB”), short term advances from the Federal Discount Borrower in Custody line (“Federal BIC line”), and demand notes and a note payable with a local financial institution. Long-term debt consists of long-term advances from the FHLB, notes payable with a local financial institution, and junior subordinated debentures.
As of March 31, 2010, short-term borrowings were $25.9 million, a decrease of $4.8 million from $30.7 million as of December 31, 2009. The decrease in short-term borrowings is primarily attributable to repayment of the remaining short-term debt due to Great River Bancshares, Inc., following the sale of two of the Company’s subsidiaries in February 2010, partially offset by an increase in federal funds purchased.
Long-term borrowings were $15.0 million as of March 31, 2010, a decrease of $10.2 million from $25.2 million as of December 31, 2009, primarily attributable to repayment of the remaining long-term debt due to Great River Bancshares, Inc., following the sale of two of the Company’s subsidiaries in February 2010, as well as a reduction in advances from the FHLB. Included in long-term borrowings as of March 31, 2010 were long-term FHLB borrowings totaling $13.0 million, with maturities ranging from the years 2011 to 2013 and interest rates ranging from 3.15% to 5.30%.
Junior subordinated debentures were $61.9 million at March 31, 2010 and December 31, 2009. Maturities ranged from the years 2035 to 2037 (callable at the Company’s option in 2011, 2015 and 2017), and interest rates ranged from 2.25% to 7.17%. In June 2009, the Company decided to defer regularly scheduled interest payments on its outstanding $61.9 million of junior subordinated notes relating to its trust preferred securities. The terms of the junior subordinated notes and the trust documents allow the Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. As previously disclosed, the Company had suspended the payment of cash dividends on its outstanding common stock. The Company believes that the deferral of interest payments on the junior subordinated notes and the suspension of cash dividend payments on its common stock will generate approximately $5.6 million per year in additional cash flow (compared with the continuing level of interest and dividend payments in 2010) and serve to strengthen its capital ratios and those of its subsidiary banks until those banks return to a sufficient level of profitability. As of March 31, 2010, the accumulated deferred interest payments totaled $3.1 million.
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
The Company’s most liquid assets are cash and due from banks, interest-bearing demand deposits, and federal funds sold. The balances of these assets are dependent on the Company’s operating, investing, lending, and financing activities during any given period. As of March 31, 2010, cash and cash equivalents totaled $88.2 million, a decrease of $33.1 million from $121.3 million as of December 31, 2009. This decrease was primarily attributable to reduced liquidity required by Mercantile Bank to provide correspondent banking services to the three subsidiary banks that were sold in December 2009 and February.

The Company’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayment, sales of loans, and capital funds. Additional liquidity is provided by bank lines of credit and term debt, repurchase agreements, junior subordinated debentures and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank.
Capital Resources
Other than the option of issuing common stock, the Company’s primary source of capital is net income retained by the Company. During the three months ended March 31, 2010, the Company had net income of $984 thousand and paid no dividends to stockholders. During the year ended December 31, 2009, the Company incurred a net loss of $58.5 million and paid no dividends to stockholders. As of March 31, 2010, total Mercantile Bancorp, Inc. stockholders’ equity was $42.6 million, an increase of $1.3 million from $41.3 million as of December 31, 2009.
In recent regulatory guidance, the Board of Governors of the Federal Reserve System has emphasized that voting common stockholders’ equity generally should be the dominant element within Tier One capital for bank holding companies and that it is the most desirable element of capital from a supervisory standpoint. The Board of Governors has reiterated that bank holding companies should place primary reliance on common equity and has cautioned bank holding companies against over-reliance on non-common-equity capital elements.
The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of March 31, 2010, the Company exceeds these regulatory capital guidelines, with a Tier 1 leverage ratio of 5.10%, Tier 1 risk-based capital ratio of 6.87% and total risk-based capital ratio of 13.73%. Likewise, the individual ratios for each of the Company’s bank subsidiaries also exceed the regulatory guidelines. See the “Regulatory Matters” section of this filing for more information on the capital adequacy of the Company and its subsidiary banks.
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
To address a scenario where actual losses in 2010 exceed those projected by the Company, an alternate projection was performed to determine Mercantile Bank’s ability to provide sufficient liquidity to the Company, in order to maintain sufficient capital at Royal Palm Bank and Heartland. Mercantile Bank is the Company’s flagship bank, representing approximately 75% of total consolidated assets at March 31, 2010, and although operating under a regulatory memorandum of understanding due to elevated levels of impaired loans, its actual loan losses have been much lower than the other two subsidiaries and it retains significant earnings capacity. The result of that alternate projection was a determination that Mercantile Bank could provide the necessary liquidity, through generation of earnings, sales of assets or lines of business, and closing of branches. While the Company does not believe it to be likely, there is a risk that the FDIC would close Royal Palm Bank or Heartland (or both), which could produce significantly worse results than those in the Company’s projection. In that event, the Company would resort to various capital raising and asset liquidation options discussed below.

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
On February 16, 2010, the Company executed a WA with the FRB. The terms of the WA are generally consistent with the MOU, with a requirement that an updated capital and cash flow plan be submitted to the FRB within sixty days. The Company received an extension until May 17, 2010 to submit the updated capital plan and is working with its legal advisors to meet that deadline.
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
The Company injected $11.0 million of capital into Royal Palm Bank on December 1, 2009, with the proceeds from a short-term debt from Great River Bancshares, Inc. The Company injected an additional $1.25 million of capital into Royal Palm Bank on March 31, 2010, with proceeds from the sale of Marine Bank and Trust and Brown County State Bank. As of March 31, 2010, Royal Palm Bank had a Tier 1 leverage capital ratio of 8.79%, Tier 1 risk based capital ratio of 13.50% and a total risk based capital ratio of 14.83%, and was in compliance with all requirements of the CDO.
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
Heartland Bank. On March 9, 2009, Heartland Bank signed a CDO with the FDIC. Under the terms of the CDO, Heartland Bank agreed to, among other things, prepare and submit plans and reports to the FDIC regarding certain matters including, but not limited to, progress reports detailing actions taken to secure compliance with all provisions of the order, loan performance updates as well as a written plan for the reduction of adversely classified assets, a revised comprehensive strategic plan, and a written profit plan and comprehensive budget. In addition, Heartland Bank agreed not to declare any dividends without the prior consent of the FDIC and to maintain its Tier 1 leverage capital ratio at no less than 8.0% and maintain its total risk based capital at no less than 12.0%. As of March 31, 2010, Heartland Bank had a Tier 1 leverage capital ratio of 8.03% and total risk based capital ratio of 13.33%, and was in compliance with all requirements of the CDO.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes since December 31, 2009. For more information regarding quantitative and qualitative disclosures about market risk, please refer to the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2009, and in particular, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Rate Sensitive Assets and Liabilities” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There are no material changes from the risk factors previously discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities.
There were the following issuer purchases of equity securities (i.e., the Company’s common stock) during the three months ended March 31, 2010:

			Total Number of Shares	Maximum Approximate
First Quarter	Total Number of		Purchased as Part of	Dollar Value of Shares that
2010 Calendar	Shares Purchased	Average Price	Publicly Announced	May Yet Be Purchased Under
Month	(1)	Paid per Share (1)	Plans or Programs (2)	the Plans or Programs (3)

January	0	N/A	0	$8,128,000
February	0	N/A	0	$8,128,000
March	0	N/A	0	$8,128,000
Total	0	N/A	0

(1)	The total number of shares purchased and the average price paid per share include, in addition to other purchases, shares purchased in the open market and through privately negotiated transactions by the Company’s 401(k) Profit Sharing Plan. For the months indicated, there were no shares purchased by the Plan.

(2)	Includes only shares subject to publicly announced stock repurchase program, i.e. the $10 million stock repurchase program approved by the Board on August 15, 2005 and announced on August 17, 2005 (the “2005 Repurchase Program”). Does not include shares purchased by the Company’s 401(k) Profit Sharing Plan.

(3)	Dollar amount of repurchase authority remaining at month-end under the 2005 Repurchase Program, the Company’s only publicly announced repurchase program in effect at such dates. The 2005 Repurchase Program is limited to 883,656 shares (10% of the number of outstanding shares on the date the Board approved the program, adjusted for the three-for-one stock split in June of 2006 and the three-for-two split in December of 2007) but not to exceed $10 million in repurchases.
Item 3. Defaults Upon Senior Securities
None
Item 4. Not Applicable
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

Date: May 17, 2010	By:	/s/ Ted T. Awerkamp
Ted T. Awerkamp
President and Chief Executive Officer (principal executive officer)

Date: May 17, 2010	By:	/s/ Michael P. McGrath
Michael P. McGrath
Executive Vice President, Treasurer, Secretary and Chief Financial Officer (principal financial officer/principal accounting officer)