Form 10-Q
period 2010-06-30
Mercantile Bancorp, Inc.
filed 2010-08-16
CIK 1289701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act) Yes  ☐       No ☑
As of August 12, 2010 the number of outstanding shares of Common Stock, par value $0.4167 per share was 8,703,330.

MERCANTILE BANCORP, INC.
FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
MERCANTILE BANCORP, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)

Assets
Cash and due from banks	$9,054	$8,606
Interest-bearing demand deposits	60,092	94,623
Federal funds sold	10,058	18,038

Cash and cash equivalents	79,204	121,267
Available-for-sale securities	122,694	128,150
Held-to-maturity securities (fair values of $1,829 and $2,411)	1,749	2,334
Loans held for sale	2,199	681
Loans, net of allowance for loan losses of $22,608 and $18,851	701,204	757,138
Interest receivable	3,720	3,962
Foreclosed assets held for sale, net	24,700	16,409
Federal Home Loan Bank stock	2,905	2,900
Cost method investments in common stock	1,392	1,392
Deferred income taxes	11,425	10,212
Mortgage servicing rights	889	885
Cash surrender value of life insurance	15,288	15,011
Premises and equipment, net	24,767	25,670
Core deposit and other intangibles	986	1,066
Other assets	15,670	17,413
Discontinued operations, assets held for sale	—	285,992

Total assets	$1,008,792	$1,390,482

Liabilities
Deposits
Demand	$58,650	$108,318
Savings, NOW and money market	253,464	251,030
Time	443,986	421,412
Brokered time	112,073	173,764

Total deposits	868,173	954,524
Short-term borrowings	13,823	30,740
Long-term debt	15,000	25,172
Junior subordinated debentures	61,858	61,858
Interest payable	5,461	4,114
Other liabilities	4,682	4,827
Discontinued operations, liabilities held for sale	—	264,044

Total liabilities	968,997	1,345,279

Commitments and Contingent Liabilities (Note 10)

Equity
Mercantile Bancorp, Inc. stockholders’ equity
Common stock, $0.42 par value; authorized 14,000,000 shares;
Issued — 8,887,113 shares at June 30, 2010 and December 31, 2009
Outstanding — 8,703,330 shares at June 30, 2010 and December 31, 2009	3,629	3,629
Additional paid-in capital	11,919	11,919
Retained earnings	21,604	25,095
Accumulated other comprehensive income	3,148	2,954

	40,300	43,597
Treasury stock, at cost
Common; 183,783 shares at June 30, 2010 and December 31, 2009	(2,295)	(2,295)

Total Mercantile Bancorp, Inc. stockholders’ equity	38,005	41,302

Noncontrolling interest	1,790	3,901

Total equity	39,795	45,203

Total liabilities and equity	$1,008,792	$1,390,482

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data) (Unaudited)

	Three months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Interest and Dividend Income
Loans
Taxable	$9,759	$11,150	$19,761	$22,381
Tax exempt	236	173	472	346
Securities
Taxable	926	1,119	1,896	2,302
Tax exempt	296	236	506	480
Federal funds sold	7	3	15	8
Dividends on Federal Home Loan Bank Stock	3	4	7	9
Deposits with financial institutions and other	40	80	118	152

Total interest and dividend income	11,267	12,765	22,775	25,678

Interest Expense
Deposits	3,888	5,683	8,059	12,014
Short-term borrowings	50	619	237	1,169
Long-term debt and junior subordinated debentures	1,045	1,236	2,058	2,442

Total interest expense	4,983	7,538	10,354	15,625

Net Interest Income	6,284	5,227	12,421	10,053

Provision for Loan Losses	7,150	9,518	11,140	12,303

Net Interest Income After Provision For Loan Losses	(866)	(4,291)	1,281	(2,250)

Noninterest Income
Fiduciary activities	582	568	1,163	1,136
Brokerage fees	357	247	656	440
Customer service fees	418	417	783	782
Other service charges and fees	230	133	369	240
Net gains on loan sales	126	372	218	889
Loan servicing fees	123	114	247	227
Net increase in cash surrender value of life insurance	139	135	277	258
Other	225	101	412	107

Total noninterest income	2,200	2,087	4,125	4,079

Noninterest Expense
Salaries and employee benefits	4,289	4,338	8,694	8,802
Net occupancy expense	626	591	1,224	1,191
Equipment expense	606	631	1,169	1,216
Deposit insurance premium	601	1,088	1,072	1,698
Professional fees	465	986	956	1,545
Postage and supplies	127	125	275	301
Losses (gains) on sales of assets, net	—	1	(8)	11
Losses on foreclosed assets, net	170	1,453	382	1,555
Other than temporary losses on available-for-sale securities and cost method investments	566	2,546	566	2,546
Goodwill impairment losses	—	30,417	—	30,417
Amortization of mortgage servicing rights	40	138	79	341
Other	1,357	1,372	2,846	2,610

Total noninterest expense	8,847	43,686	17,255	52,233

Loss from Continuing Operations Before Income Taxes	(7,513)	(45,890)	(11,849)	(50,404)
Income Tax Benefit	(1,847)	(5,666)	(3,037)	(7,350)

Loss from Continuing Operations	(5,666)	(40,224)	(8,812)	(43,054)

Discontinued Operations
Income (loss) from discontinued operations (including gain on sale in 2010 of $4,257), net of income tax expense of $1,047 and $1,507, respectively	13	(12,460)	3,210	(10,795)

Net Loss	(5,653)	(52,684)	(5,602)	(53,849)

Less: Net loss attributable to the Noncontrolling interest	(1,178)	(638)	(2,111)	(927)

Net Loss attributable to Mercantile Bancorp, Inc.	$(4,475)	$(52,046)	$(3,491)	$(52,922)

Weighted Average Shares Outstanding	8,703,330	8,703,330	8,703,330	8,703,330

Basic Earnings (Loss) Per Share
Continuing operations	$(0.51)	$(4.55)	$(0.77)	$(4.84)

Discontinued operations	$—	$(1.43)	$0.37	$(1.24)

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Six Months Ended June 30	2010	2009

Operating Activities
Net loss before attribution of noncontrolling interest	$(5,602)	$(53,849)
Net loss attributable to noncontrolling interest	(2,111)	(927)

Net income (loss) attributable to Mercantile Bancorp, Inc.	(3,491)	(52,922)
Items not requiring (providing) cash
Depreciation	906	1,380
Provision for loan losses	11,140	13,145
Amortization (accretion) of premiums and discounts on securities	319	96
Amortization (depreciation) of core deposit intangibles and other purchase accounting adjustments	79	(9)
Deferred income taxes	(860)	(3,699)
Other-than-temporary losses on available-for-sale and cost method investments	566	2,546
Losses on foreclosed assets	382	1,613
Gains on loan sales	(226)	(1,441)
Recovery of mortgage servicing rights	—	(244)
Amortization of mortgage servicing rights	79	354
(Gain) on sale of Marine Bank & Trust and Brown County State Bank	(4,257)	—
(Gains) Losses on sale of premises and equipment	(8)	14
Federal Home Loan Bank stock dividends	(5)	(6)
Net increase in cash surrender value of life insurance	(316)	(511)
Goodwill impairment	—	44,650
Changes in
Loans originated for sale	(18,855)	(100,033)
Proceeds from sales of loans	17,473	101,535
Interest receivable	262	1,486
Other assets	1,463	3,342
Interest payable	1,342	363
Other liabilities	(174)	2,541
Noncontrolling interest in subsidiary	(2,111)	(927)

Net cash provided by operating activities	3,708	13,273

Investing Activities
Cash paid in acquisition of HNB Financial, net of cash received	—	3
Cash received from sales of Marine Bank & Trust and Brown County State Bank	14,585	—
Purchases of available-for-sale securities	(14,152)	(30,856)
Proceeds from maturities of available-for-sale securities	21,208	29,301
Proceeds from maturities of held-to-maturity securities	678	1,714
Net change in loans	31,364	23,520
Purchases of premises and equipment	(30)	(378)
Purchase of Federal Home Loan Bank stock	—	(80)
Proceeds from sales of Federal Home Loan Bank stock	—	718
Proceeds from sales of foreclosed assets	8,022	739
Purchase of bank-owned life insurance	—	(1,000)

Net cash provided by investing activities	61,675	23,681

Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	(54,524)	34,808
Net (decrease) in time and brokered time deposits	(38,742)	(70,274)
Net increase (decrease) in short-term borrowings	(6,132)	20,684
Net increase in long-term debt	—	500
Repayments of long-term debt	(10,172)	(11,500)

Net cash used in financing activities	(109,570)	(25,782)

Increase (Decrease) In Cash and Cash Equivalents	(44,187)	11,172
Cash and Cash Equivalents, Beginning of Period	123,391	89,821

Cash and Cash Equivalents, End of Period	$79,204	$100,993

Supplemental Cash Flows Information
Interest paid	$10,146	$20,849
Income taxes paid (received)	$(530)	$(3,761)
Real estate acquired in settlement of loans	$16,693	$2,146
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
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements for the six months ended June 30, 2010 and 2009. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 2009 year-end condensed consolidated balance sheet data was derived from the audited financial statements, but certain information and disclosures required by accounting principles generally accepted in the United States of America have been condensed or omitted.
These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2009, appearing in the Company’s Annual Report on Form 10-K filed in 2010.
2. EARNINGS (LOSS) PER COMMON SHARE
Basic and diluted earnings (loss) per share have been computed by the weighted-average number of common shares outstanding during the period.
3. RECENT ACCOUNTING PRONOUNCEMENTS
FASB ASC Topic 310, “Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” On July 21, 2010, new authoritative accounting guidance (Accounting Standards Update No. 2010-20) under ASC Topic 310 was issued which requires an entity to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. This statement addresses only disclosures and does not change recognition or measurement. The new authoritative accounting guidance under ASC Topic 310 will be effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required beginning on or after January 1, 2011.
FSAB ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance (Accounting Standards Update no. 2010-11) under ASC Topic 815 clarifies that the only form of an embedded credit derivative that relate to the subordination of one financial instrument to another. Entities that have contract containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of Topic 815 will be effective for the Company on July 1, 2010 and are not expected to have a significant impact on the Company’s financial statements.
FASB ASC Topic 820, “Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements.” New authoritative accounting guidance (Accounting Standards Update 2010-06) in this update require new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements. The amendments also require a reporting entity to provide information about activity for purchases, sales, issuances, and settlements in Level 3 fair value measurements and clarify disclosures about the level of disaggregation and disclosures about inputs and valuation techniques. This update became effective for the Company for interim and annual reporting periods beginning after December 15, 2009 and did not have a significant impact on the Company’s financial statements

FASB ASC Topic 860, “Transfers and Servicing — Accounting for Transfers of Financial Assets”. New authoritative accounting guidance (Accounting Standards Update No. 2009-16) under ASC Topic 860 amends prior guidance to enhance reporting about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASC Topic 860 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The provision became effective on January 1, 2010 and did not have a significant impact on the Company’s financial statements.
4. FEDERAL HOME LOAN BANK STOCK
Federal Home Loan Bank stock is stated at cost and is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned approximately $1.9 million of Federal Home Loan Bank of Chicago (“FHLB”) stock as of June 30, 2010 and December 31, 2009. During the third quarter of 2007, FHLB received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. The FHLB will continue to provide liquidity and funding through advances and purchase loans through the Mortgage Partnership Facility program. With regard to dividends, the FHLB will continue to assess its dividend capacity each quarter and may make appropriate request for approval from its regulator. Since the FHLB did not pay a dividend during the calendar year of 2009 or the first half of 2010, the stock is considered a non-performing asset as of June 30, 2010 and December 31, 2009. Management performed an analysis and, based on currently available information, determined the investment in this FHLB stock was not impaired as of June 30, 2010 and December 31, 2009.
5. SECURITIES
The amortized cost and fair values of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Available-for-sale Securities:
June 30, 2010:
U.S. Government agencies	$4,095	$59	$—	$4,154
Mortgage-backed securities:
GSE residential	84,454	2,422	(62)	86,814
State and political subdivisions	27,461	966	(34)	28,393
Equity securities	3,007	326	—	3,333

	$119,017	$3,773	$(96)	$122,694

December 31, 2009:
Mortgage-backed securities:
GSE residential	$92,710	$2,789	$(145)	$95,354
State and political subdivisions	28,525	1,019	(5)	29,539
Equity securities	3,603	162	(508)	3,257

	$124,838	$3,970	$(658)	$128,150

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Held-to-maturity Securities:
June 30, 2010:
Mortgage-backed securities:
GSE residential	$1,749	$80	$—	$1,829

December 31, 2009:
Mortgage-backed securities:
GSE residential	$2,334	$77	$—	$2,411

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at June 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$3,640	$3,669	$—	$—
One to five years	17,770	18,615	—	—
Five to ten years	10,146	10,263	—	—
After ten years	—	—	—	—

	31,556	32,547	—	—

Mortgage-backed securities:
GSE residential	84,454	86,814	1,749	1,829
Equity securities	3,007	3,333	—	—

Totals	$119,017	$122,694	$1,749	$1,829

The carrying value of securities pledged as collateral, to secure public deposits, Federal Home Loan Bank advances, repurchase agreements and for other purposes, amounted to $35.8 million at June 30, 2010 and $47.4 million at December 31, 2009.
During the six months ended June 30, 2010 and 2009, the Company recognized other-than-temporary impairment charges of $566 thousand on two of its investments in stock of other financial institutions, which are carried as available-for-sale securities. Impairments are determined based on the difference between the Company’s carrying value and quoted market prices for the stocks as of June 30, 2010. In making the determination of impairment for each of its investments, the Company considered the duration of the loss, prospects for recovery in a reasonable period of time and the significance of the loss compared to carrying value.
The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009:

	Less Than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

June 30, 2010
Mortgage-backed securities:
GSE residential	$4,698	$(62)	$21	$—	$4,719	$(62)
State and political subdivisions	1,182	(34)	180	—	1,362	(34)
Equity securities	1,009	—	—	—	1,009	—

Total temporarily impaired securities	$6,889	$(96)	$201	$—	$7,090	$(96)

December 31, 2009
Mortgage-backed securities:
GSE residential	$12,518	$(145)	$92	$—	$12,610	$(145)
State and political subdivisions	1,831	(5)	182	—	2,013	(5)
Equity securities	2,839	(508)	—	—	2,839	(508)

Total temporarily impaired securities	$17,188	$(658)	$274	$—	$17,462	$(658)

At June 30, 2010, securities in an unrealized loss position in the investment portfolio are minimal. The Company’s mortgage-backed securities and state and political subdivision securities are in a loss position due to interest rate changes, not credit events. Those unrealized losses are considered temporary and management has the ability and intent to hold them for the foreseeable future. Their fair value is expected to recover as the investments approach their maturity date or there is a downward shift in interest rates. The Company has one equity security with an unrealized loss due to the downturn in the market of the financial services industry. The unrealized loss was not due to credit losses at the specific financial institution itself and is expected to recover in the future.

6. COST METHOD INVESTMENTS IN COMMON STOCK
The Company has minority investments in the common stock of other community banks, which are not publicly traded, that are recorded under the cost method of accounting. The Company had investments in three community banks at June 30, 2010 and December 31, 2009 with a carrying value of $1.4 million.
The Company’s cost method investments are reviewed for impairment based on each investee’s earnings performance, asset quality, changes in the economic environment, and current and projected future cash flows. Based on these reviews, the Company determined none of its investments to be other-than-temporarily impaired as of June 30, 2010.
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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the ASC 820 hierarchy in which their fair value measurements fall as of June 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements Using
		Quotes Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2010
U.S. Government agencies	$4,154	$—	$4,154	$—
Mortgage-backed securities:
GSE residential	86,814	—	86,814	—
State and political subdivisions	28,393	—	28,393	—
Equity securities	3,333	3,236	—	97

	$122,694	$3,236	$119,361	$97

		Fair Value Measurements Using
		Quotes Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2009
Mortgage-backed securities:
GSE residential	$95,354	$—	$95,354	$—
State and political subdivisions	29,539	—	29,500	39
Equity securities	3,257	3,161	—	96

	$128,150	$3,161	$124,854	$135

Management values Level 3 securities based on exit prices for which management believes it could receive if they were to sell these securities. This value approximates costs for a majority of these investments. There were no changes in valuation techniques for the Level 3 securities during the period. The change in fair value of assets measured using significant unobservable (Level 3) inputs on a recurring basis for the three and six months ended June 30, 2010 and 2009 is summarized as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Beginning balance	$—	$1,944	$135	$2,006
Total realized and unrealized gains and losses:
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Purchases, issuances and settlements	—	497	(38)	(559)
Transfers in and/or out of Level 3	—	—	—	—

Balance, June 30	$—	$1,447	$97	$1,447

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—	$—

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
The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis during the period and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at June 30, 2010 and December 31, 2009:

		Fair Value Measurements Using
		Quotes Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Carrying value at June 30, 2010
Impaired loans	$23,661	$—	$—	$23,661
Foreclosed assets held for sale	65	—	—	65
Mortgage servicing rights	889	—	—	889

		Fair Value Measurements Using
		Quotes Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Carrying value at December 31, 2009
Impaired loans	$44,142	$—	$—	$44,142
Foreclosed assets held for sale	885	—	—	885
Mortgage servicing rights	1,331	—	—	1,331
Cost method investments	5,409	—	—	5,409
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
The estimation methodologies used, the estimated fair values, and the recorded book balances at June 30, 2010 and December 31, 2009, were as follows:

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets
Cash and cash equivalents	$79,204	$79,204	$121,267	$121,267
Available-for-sale securities	122,694	122,694	128,150	128,150
Held-to-maturity securities	1,749	1,829	2,334	2,441
Loans held for sale	2,199	2,199	681	681
Loans, net of allowance for loan losses	701,204	717,944	757,138	757,721
Federal Home Loan Bank stock	2,905	2,905	2,900	2,900
Cost method investments in common stock	1,392	1,392	1,392	1,392
Interest receivable	3,720	3,720	3,962	3,962

Financial liabilities
Deposits	868,173	864,441	954,524	952,611
Short-term borrowings	13,823	13,823	30,740	30,740
Long-term debt and junior subordinated debentures	76,858	46,674	87,030	56,368
Interest payable	5,461	5,461	4,114	4,114

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—
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
8. INCOME TAXES
A reconciliation of income tax expense (benefit) on continuing operations at the statutory rate to the Company’s actual income tax expense (benefit) is shown below:

	June 30,	December 31,
	2010	2009

Computed at the statutory rate (35%)	$(4,147)	$(1,580)
Increase (decrease) resulting from
Graduated tax rates	118	45
Tax exempt income	(318)	(136)
State income taxes	(576)	(2)
Increase in cash surrender value of life insurance	(94)	(42)
Changes in the deferred tax asset valuation allowance	1,965	—
Other	15	30

Actual tax expense (benefit)	$(3,037)	$(1,685)

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	June 30,	December 31,
	2010	2009

Deferred tax assets
Allowance for loan losses	$8,315	$6,885
Accrued compensated absences	121	115
Deferred compensation	832	759
Accrued postretirement benefits	141	125
Deferred loss on investments	2,322	2,050
Capital loss carryforward on disposal of HNB	4,057	5,773
Net operating loss carryforward	5,272	2,395
Stock options	111	111
Deferred loan fees	65	80
Alternative minimum tax credits	395	149
Other	1,058	1,029

	22,689	19,471

Deferred tax liabilities
Federal Home Loan Bank stock dividends	282	277
Depreciation	507	522
State taxes	574	452
Mortgage servicing rights	343	334
Deferred gain on sale of BOLI policies	—	770
Unrealized gains on available-for-sale securities	1,821	1,161
Purchase accounting adjustments	62	35
Other	120	118

	3,709	3,669

Net deferred tax asset before valuation allowance	18,980	15,802

Valuation allowance
Beginning balance	$(5,590)	$—
(Increase) decrease during the period	(1,965)	(5,590)

Ending balance	(7,555)	(5,590)

Net deferred tax asset	$11,425	$10,212

As of June 30, 2010, the Company had $15,018,000 of net operating loss carryforwards which will expire in 15-20 years. The Company has recognized a valuation allowance on a portion of the operating losses that have been determined not to be utilizable based on management’s analysis.
As of June 30, 2010, the Company had $395,000 of alternative minimum tax credits available to offset future federal income taxes. The credits have no expiration date.
9. DISCONTINUED OPERATIONS
The Company completed the sale of Brown County State Bank and Marine Bank & Trust to United Community Bancorp, Inc., of Chatham, Illinois for approximately $25.8 million. The transaction, which closed on February 26, 2010 following regulatory approval, resulted in a pre-tax gain of approximately $4.3 million. Approximately $326 thousand of the recognized gain was due to principal payments received on purchased loans. The proceeds of the sale were used to further strengthen the Company’s capital position and strategically reduced its outstanding debt obligations. This sale, announced in November 2009, was a stage in the Company’s multi-tiered recapitalization plan.

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

Operations for 2009 have been reclassified to include all income and expense into discontinued operations. On November 21, 2009, the Company entered into an Exchange Agreement, which provided for the sale of HNB National Bank, one of the Company’s subsidiary banks, in exchange for the repayment of $28 million of debt. The Company realized a loss of approximately $2.4 million on the debt exchange transaction.
The following table summarizes the income and expenses of the discontinued operations for the periods ended June 30, 2010, including Marine Bank & Trust and Brown County State Bank, and 2009 including HNB National Bank, Marine Bank & Trust, and Brown County State Bank:

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009

Interest and dividend income	$—	$8,343	$2,206	$16,637
Interest expense	—	2,696	572	5,589

Net interest margin	—	5,647	1,634	11,048

Provision for loan loss	—	447	48	842
Noninterest income	13	1,623	4,535	2,870
Noninterest expense	—	18,709	866	22,606

Net income (loss) before taxes	13	(11,886)	5,255	(9,530)

Income tax expense	—	574	2,045	1,265

Net income	$13	$(12,460)	$3,210	$(10,795)

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
The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Commitments to originate loans totaled $5.6 million at June 30, 2010 and $2.3 million at December 31, 2009. The commitments extend over varying periods of time with the majority being disbursed within a one-year period. At June 30, 2010 and December 31, 2009, the Company had granted unused lines of credit to borrowers totaling $104.3 million and $143.2 million, respectively, for commercial lines and open-end consumer lines.
Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $9.1 million at June 30, 2010 and $12.8 million at December 31, 2009. At June 30, 2010, the outstanding standby letters of credit had a weighted average term of approximately one year. As of June 30, 2010 and December 31, 2009, no liability for the fair value of the Company’s potential obligations under these guarantees has been recorded since the amount is deemed immaterial.
11. COMPREHENSIVE LOSS
Comprehensive loss components and related taxes were as follows:

	For the Three Months
	Ended June 30,
	2010	2009
Net loss	$(5,653)	$(52,684)

Other comprehensive income (loss):
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $(279) for 2010 and $(282) for 2009	(477)	(536)
Less reclassification adjustment for other than temporary losses included in income net of tax expense (benefit) of $(215) for 2010 and $(967) for 2009	(351)	(1,579)

Total unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $(64) for 2010 and $(685) for 2009	(126)	1,043

Adjustment of ASC 715 (formerly SFAS 158) liability, net of tax expense (benefit) of $(10) for 2010 and $(12) for 2009	17	20

Total other comprehensive income (loss), net of tax	(109)	1,063

Comprehensive loss	(5,762)	(51,621)

Comprehensive loss attributable to the noncontrolling interest	(1,178)	(638)

Comprehensive loss attributable to Mercantile Bancorp, Inc.	$(4,584)	$(50,983)

	For the Six Months
	Ended June 30,
	2010	2009
Net loss	$(5,602)	$(53,849)

Other comprehensive income (loss):
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense of $(72) for 2010 and $(464) for 2009	(175)	(654)
Less reclassification adjustment for other than temporary losses included in income net of tax benefit of $(215) for 2010 and $(967) for 2009	(351)	(1,579)

Total unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $143 for 2010 and $503 for 2009	176	925

Adjustment of SFAS 158 liability, net of tax expense of $(10) for 2010 and $12 for 2009	18	20

Total other comprehensive income, net of tax	194	945

Comprehensive loss	(5,409)	(52,904)

Comprehensive loss attributable to the noncontrolling interest	(2,111)	(927)

Comprehensive loss attributable to Mercantile Bancorp, Inc.	$(3,298)	$(51,977)

12. OPERATING AND LIQUIDITY MATTERS
The Company generated a net loss of $3.5 million in the first six months of 2010, as well as net losses in each of the last two years, with $58.5 million in 2009 and $8.8 million in 2008, largely due to the operating losses at two of its subsidiary banks, Royal Palm Bank in Naples, Florida, and Heartland Bank in Leawood, Kansas. Both banks have experienced significant increases in non-performing assets, impaired loans and loan loss provisions, resulting in each bank’s primary regulator imposing a cease and desist order.
Royal Palm Bank’s operating losses (excluding goodwill impairment) were primarily attributable to the severe decline in real estate values in its southwest Florida market, creating both loan losses and write-downs of foreclosed assets. Heartland Bank’s losses were largely due to purchased participations from a bank in Georgia that was closed by the FDIC. Although both banks are confident that they have identified the bulk of their asset quality issues and will see improved operating performance in the second half of 2010, there can be no assurance that they won’t experience results similar to 2009. The Company has projected 2010 and 2011 operating results for each bank assuming an improving economy and reduced loan losses compared to 2009. Those projections indicate each bank returning to profitability by the end of 2011 while maintaining compliance with all regulatory mandates in accordance with their respective cease and desist orders.
To address a scenario where actual losses in 2010 exceed those projected by the Company, an alternate projection was performed to determine Mercantile Bank’s ability to provide sufficient liquidity to the Company, in order to maintain sufficient capital at Royal Palm Bank and Heartland Bank. Mercantile Bank is the Company’s flagship bank, representing approximately 75% of total consolidated assets at June 30, 2010, and although operating under a regulatory memorandum of understanding due to elevated levels of impaired loans, its actual loan losses have been much lower than the other two subsidiaries and it retains significant earnings capacity. The result of that alternate projection was a determination that Mercantile Bank could provide the necessary liquidity, through generation of earnings, sales of assets or lines of business, and closing of branches. While the Company does not believe it to be likely, there is a risk that the FDIC would close Royal Palm Bank or Heartland Bank (or both), which could produce significantly worse results than those in the Company’s projection. In that event, the Company would resort to various capital raising and asset liquidation options discussed below.
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
The Special Committee has developed and is executing a plan to raise additional equity through a shareholder rights offering. On April 27, 2010, the Company’s Board of Directors, upon the recommendation of the Special Committee, approved an amendment to its Certificate of Incorporation to increase the number of authorized shares of common stock of the Company from 14,000,000 to 30,000,000 (“the Amendment”). On May 24, 2010, at the Company’s annual meeting, stockholders voted to approve the Amendment. On July 12, 2010, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (“SEC”), to register Units comprised of shares of the Company’s common stock and warrants to acquire the Company’s common stock. The Units may be acquired upon exercise of the subscription rights that will be issued to each of the Company’s shareholders. The Company is working with its legal advisors to obtain the SEC’s approval of the shareholder rights offering, and expects to implement the plan by December 31, 2010.
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
13. SUBSEQUENT EVENTS
On July 12, 2010, the Company announced that it has implemented an early retirement option and a limited reduction in force at the Company, Mercantile Bank, Royal Palm Bank and Heartland Bank. The Company’s Board of Directors authorized these actions on June 22, 2010, upon recommendation of the Board’s Compensation Committee, as additional steps in the Company’s efforts to reduce overhead costs in light of the sale or exchange for debt of three of the Company’s subsidiary banks in the fourth quarter of 2009 and first quarter of 2010. The Company estimates that the early retirements and reductions in force will be completed within approximately 60 days and that the total amount of the expenses to be incurred in connection with these actions (principally one-time termination payments) will be approximately $216,000. These expenses will be recorded in the third quarter of 2010, the period in which the employee terminations were initiated. A total of 25 full-time positions are being eliminated, representing approximately 8.7% of the Company’s workforce prior to implementation of these actions.
Also on July 12, 2010, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (SEC), to register Units comprised of shares of the Company’s common stock and warrants to acquire the Company’s common stock. The Units may be acquired upon exercise of the subscription rights that will be issued to each of the Company’s shareholders. Upon effectiveness of the Registration Statement, the Company will distribute, at no cost or charge to its shareholders, subscription rights, consisting of a basic subscription right to purchase one Unit and an over-subscription right to purchase additional Units. Holders of the Company’s common stock will receive one basic subscription right for each share of Company common stock held of record as of the record date, which has not yet been determined by the Board of Directors of the Company. Subject to the approval of the Company’s Board of Directors, it is expected that the purchase price to acquire each Unit will be based on a discount to the 30-day volume weighted average trading price of the Company’s common stock, as of a date to be determined by the Board of Directors of the Company. The warrants will be a five-year warrant to purchase one share of the common stock at a to-be-determined exercise price, subject to the Company’s right to redeem the warrants after the second anniversary of the distribution date if the market price of a share of the Company’s common stock exceeds 150% of the exercise price of the warrant for 60 consecutive days.
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
•	projections of revenues, income, earnings per share, capital expenditures, assets, liabilities, dividends, capital structure, or other financial items;

•	descriptions of plans or objectives of management for future operations, products, or services, including pending acquisition transactions;

•	forecasts of future economic performance; and

•	descriptions of assumptions underlying or relating to any of the foregoing
Many possible factors or events could affect the future financial results and performance of the Company and could cause those financial results or performance to differ materially from those expressed in the forward-looking statement. These possible events or factors include, without limitation:
•	the effects of current and future business and economic conditions in the markets the Company serves change or are less favorable than it expected;

•	deposit attrition, operating costs, customer loss and business disruption are greater than the Company expected;

•	competitive factors including product and pricing pressures among financial services organizations may increase;

•	the effects of changes in interest rates on the level and composition of deposits, loan demand, the values of loan collateral, securities and interest sensitive assets and liabilities may lead to a reduction in the Company’s net interest margins;

•	changes in market rates and prices may adversely impact securities, loans, deposits, mortgage servicing rights, and other financial instruments;

•	the legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial securities industry, such as the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and the extensive rule making it requires to be undertaken by various regulatory agencies may adversely affect the Company’s business;

•	personal or commercial bankruptcies increase;

•	the Company’s ability to expand and grow its business and operations, including the establishment of additional branches and acquisition of additional banks or branches of banks may be more difficult or costly than the Company expected;

•	any future acquisitions may be more difficult to integrate than expected and the Company may be unable to realize any cost savings and revenue enhancements the Company may have projected in connection with such acquisitions;

•	changes in accounting principles, policies or guidelines;

•	credit risks, including credit risks resulting from the devaluation of collateral debt obligations and/or structured investment vehicles on the capital markets to which the Company currently has no direct exposure;

•	the failure of assumptions underlying the establishment of the Company’s allowance for loan losses;

•	construction and development loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate, and cause the Company to be exposed to more losses on these projects than on other loans;

•	changes occur in the securities markets;

•	technology-related changes may be harder to make or more expensive than the Company anticipated;

•	worldwide political and social unrest, including acts of war and terrorism; and

•	changes occur in monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board.
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
Wholly Owned Subsidiaries. As of June 30, 2010, the Company was the sole shareholder of the following banking subsidiaries:
•	Mercantile Bank (“Mercantile Bank”), located in Quincy, Illinois; and

•	Royal Palm Bancorp, Inc. (“Royal Palm”), the sole shareholder of Royal Palm Bank of Florida (“Royal Palm Bank”), located in Naples, Florida.
Majority-Owned Subsidiary. As of June 30, 2010, the Company was the majority, but not sole, shareholder of Mid-America Bancorp, Inc. (“Mid-America”), the sole shareholder of Heartland Bank (“Heartland”), located in Leawood, Kansas, in which the Company owns 55.5% of the outstanding voting stock. During the first half of 2010, there were no transactions affecting Mid-America’s outstanding shares of common stock nor the Company’s ownership percentage in Mid-America.
Other Investments in Financial Institutions. As of June 30, 2010, the Company had less than majority ownership interests in several additional banking organizations located throughout the United States. Specifically, the Company owned the following percentages of the outstanding voting stock of these banking entities:
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
On February 27, 2009, the FDIC adopted an interim rule to impose a 20 basis point emergency special assessment on June 30, 2009, which would be collected on September 30, 2009. The 20 basis point assessment was originally based on the institution’s assessment base of total deposits. In the second quarter of 2009, the FDIC announced it had revised the original interim rule to impose a 20 basis point special assessment based on deposits to a 5 basis point special assessment based on the institution’s total assets minus Tier 1 Capital. The new rule provided that additional assessments of up to 5 basis points could be imposed on September 30, 2009 and December 31, 2009 if the reserve ratio of the Deposit Insurance Fund was not at an acceptable level. The 5 basis point additional assessment for each quarter could not exceed an institution’s calculation of 10 basis points on the original assessment base of total deposits. On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The FDIC is also scheduled to increase the normal assessment rates with the intent being to replenish the Deposit Insurance Fund to the statutory limit of 1.15% of insured deposits by December 31, 2013. The December 30, 2009 prepayment is being amortized based on the actual quarterly assessment invoices received from the FDIC. As of June 30, 2010, the prepaid FDIC assessment balance is approximately $3.0 million.
On January 12, 2010, the FDIC’s board of directors approved an Advance Notice of Proposed Rulemaking, or ANPR, entitled “Incorporating Executive Compensation Criteria into the Risk Assessment System.” The ANPR requests comment on ways in which the FDIC can amend its risk-based deposit insurance assessment system to account for risks posed by certain employee compensation programs. The FDIC’s goal is to provide an incentive for insured depository institutions to adopt compensation programs that align employee interest with the long-term interests of the institution and its stakeholders, including the FDIC. In order to accomplish this goal, the FDIC would adjust assessment rates in a manner commensurate with the risks presented by an institution’s compensation program. Examples of compensation program features that meet the FDIC’s goals include: (i) providing significant portions of performance-based compensation in the form of restricted, non-discounted company stock to those employees whose activities present a significant risk to the institution; (ii) vesting significant awards of company stock over multiple years and subject to some form of claw-back mechanism to account for the outcome of risks assumed in earlier periods; and (iii) administering the program through a board committee composed of independent directors with input from independent compensation professionals. The Dodd-Frank Act amends the manner in which deposit insurance assessments are calculated. As opposed to a percentage of total deposits, the Dodd-Frank Act provides that assessments will be calculated as a percentage of average total assets less average tangible equity during the assessment period.
In June 2009, the Company elected to defer regularly scheduled interest payments on its outstanding junior subordinated debentures relating to its trust preferred securities. The terms of the junior subordinated debentures and the trust documents allow the Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. As of June 30, 2010, the accumulated deferred interest payments totaled $4.0 million.
On May 24, 2010, at the Company’s annual meeting, stockholders approved a Certificate of Amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock of the Company from 14 million to 30 million.
On June 30, 2010, Mid-America issued a secured convertible debenture to the Company in the amount of $500 thousand, bringing the total of all such debentures issued by Mid-America to the Company to $10.9 million. For each of the debentures, interest is payable quarterly at an annual rate of 5.5%. The principal balances, together with accrued interest, shall be due and payable on March 31, 2011.
On July 12, 2010, the Company issued a press release announcing, among other matters, that it has implemented an early retirement option and a limited reduction in force at the Company, Mercantile Bank, Royal Palm Bank and Heartland Bank. The Company’s Board of Directors authorized these actions on June 22, 2010, upon recommendation of the Board’s Compensation Committee, as additional steps in the Company’s efforts to reduce overhead costs in light of the sale of three of the Company’s subsidiary banks in the fourth quarter of 2009 and first quarter of 2010. The Company estimated that the early retirements and reductions in force will be completed within approximately 90 days and that the total amount of the expenses to be incurred in connection with these actions (principally one-time termination payments) will be approximately $216,000. A total of 25 full-time positions are being eliminated, representing approximately 8.7% of the Company’s workforce prior to implementation of these actions.
Also on July 12, 2010, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (SEC), to register Units comprised of shares of the Company’s common stock and warrants to acquire the Company’s common stock. The Units may be acquired upon exercise of the subscription rights that will be issued to each of the Company’s shareholders. Upon effectiveness of the Registration Statement, the Company will distribute, at no cost or charge to its shareholders, subscription rights, consisting of a basic subscription right to purchase one Unit and an over-subscription right to purchase additional Units. Holders of the Company’s common stock will receive one basic subscription right for each share of Company common stock held of record as of the record date, which has not yet been determined by the Board of Directors of the Company. Subject to the approval of the Company’s Board of Directors, it is expected that the purchase price to acquire each Unit will be based on a discount to the 30-day volume weighted average trading price of the Company’s common stock, as of a date to be determined by the Board of Directors of the Company. The warrants will be a five-year warrant to purchase one share of the common stock at a to-be-determined exercise price, subject to the Company’s right to redeem the warrants after the second anniversary of the distribution date if the market price of a share of the common stock exceeds 150% of the exercise price of the warrant for 60 consecutive days.
Results of Operations
Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009
Overview. Unless otherwise indicated, discussions below regarding income and expense for the three months ended June 30, 2010 and 2009 refer to the Company’s continuing operations. Net loss for the three months ended June 30, 2010 from both continuing and discontinued operations was $4.5 million compared with a net loss of $52.0 million for the same period in 2009. The primary factors contributing to the decrease in net loss was a goodwill impairment charge of $30.4 million recognized during the second quarter of 2009, as well as a decrease in loss from discontinued operations of $12.4 million also primarily due to goodwill impairment charges. Other factors contributing to the decrease in net loss were an increase in net interest income of $1.1 million, a decrease in provision for loan losses of $2.4 million, an increase in noninterest income of $113 thousand and a decrease in noninterest expense of $4.4 million, partially offset by a decrease in income tax benefit of $3.8 million. Basic earnings (loss) per share (EPS) for the three months ended June 30, 2010 was $(0.51) compared with $(5.98) for the same period in 2009.
Total assets at June 30, 2010 were $1.0 billion compared with $1.4 billion at December 31, 2009, a decrease of $382 million or 27.5%, primarily attributable to decreases in cash and cash equivalents, loans, and discontinued operations, assets held for sale. Total loans, including loans held for sale, at June 30, 2010 were $726.0 million compared with $776.7 million at December 31, 2009, a decrease of $50.7 million or 6.5%. Total deposits at June 30, 2010 were $868.2 million compared with $954.5 million at December 31, 2009, a decrease of $86.4 million or 9.0%. Total Mercantile Bancorp, Inc. stockholders’ equity at June 30, 2010 was $38.0 million compared with $41.3 million at December 31, 2009, a decrease of $3.3 million or 8.0%.
The Company’s annualized return on average assets was (1.74)% for the three months ended June 30, 2010, compared with (11.52%) for the same period in 2009. The annualized return on average stockholders’ equity was (43.9)% for the three months ended June 30, 2010, compared to (212.0)% for the same period in 2009.
Discontinued Operations. As a result of the sale of two of the Company’s wholly-owned subsidiaries, Marine Bank and Trust and Brown County State Bank, to United Community Bancshares, Inc. on February 26, 2010, the assets and liabilities of those two banks are included in the Company’s consolidated balance sheet as of December 31, 2009, but are reflected as “Discontinued operations, assets held for sale” and “Discontinued operations, liabilities held for sale”. The income and expenses of those two banks for the period January 1 through February 26, 2010 and the three months ended June 30, 2009 are included in “Income (loss) from discontinued operations” in the Company’s consolidated statements of operations. As a result of the exchange for debt of another of the Company’s wholly-owned subsidiaries, HNB Bank, on December 16, 2009, that bank’s income and expenses for the three months ended June 30, 2009 are included in “Income (loss) from discontinued operations” in the Company’s consolidated statements of operations.
Net Interest Income. For the three months ended June 30, 2010, net interest income increased $1.1 million, or 20.2%, to $6.3 million compared with $5.2 million for the same period in 2009. The increase was primarily due to decreased volumes of interest-bearing transaction deposits, money market and time and brokered time deposits, short-term borrowings and long-term debt, increased rates on loans, and decreased rates on all deposits. For the three months ended June 30, 2010 and 2009, the net interest margin increased by 71 basis points to 2.67% from 1.96% while the net interest spread increased by 60 basis points to 2.50% from 1.90%, respectively.
Interest and dividend income for the three months ended June 30, 2010 decreased $1.5 million, or 11.7%, to $11.3 million compared with $12.8 million for the same period in 2009. This decrease was due primarily to a decrease in loan interest income of $1.3 million. Average total loans from continuing operations for the three months ended June 30, 2010 decreased $106.1 million, or 12.5%, to $741.6 million compared with $847.8 million for the same period in 2009, while the average yield on total loans increased 5 basis points to 5.41% for the same period. Average total investments for the three months ended June 30, 2010 decreased $846 thousand, or 0.7%, to $126.7 million compared with $127.5 million for the same period in 2009, while the average yield on investments decreased 60 basis points to 3.87% for the same period. For the three months ended June 30, 2010, compared to the same period in 2009, the yield on total average earning assets decreased by 1 basis point to 4.78%.
Interest expense for the three months ended June 30, 2010 decreased $2.6 million, or 33.9%, to $5.0 million compared with $7.5 million for the same period in 2009. This decrease was due primarily to decreases in interest expense on deposits of $1.8 million and interest expense on short-term borrowings of $568 thousand. Average total interest-bearing deposits for the three months ended June 30, 2010 decreased $87.2 million, or 10.0%, to $780.9 million compared with $868.1 million for the same period in 2009, while the average cost of funds on total interest-bearing deposits decreased 64 basis points to 1.99% for the same period. The average cost of funds on all categories of deposits decreased in the three months ended June 30, 2010, compared to the same period in 2009, due to the decline in general market rates. Average total long-term debt for the three months ended June 30, 2010 decreased $20.0 million, or 20.7%, to $76.9 million compared with $96.9 million for the same period in 2009, while the average cost of funds on long-term debt increased 34 basis points to 5.45% for the same period. For the three months ended June 30, 2010, compared to the same period in 2009, the cost of funds on total average interest-bearing liabilities decreased by 61 basis points to 2.28%.
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

	For the three months ended June 30
	2010			2009
		Income/			Income/
	Average Balance	Expense	Yield/Rate	Average Balance	Expense	Yield/Rate

	(dollars in thousands)
Assets
Interest-bearing demand deposits	$61,104	$40	0.26%	$78,596	$13	0.07%
Federal funds sold	12,279	7	0.23%	11,395	3	0.11%
Securities:
Taxable
U.S. treasuries and government agencies	2,898	25	3.46%	2,922	9	1.24%
Mortgage-backed securities:
GSE residential	34,101	266	3.13%	23,516	260	4.43%
Other securities	62,415	635	4.08%	73,113	917	5.03%

Total taxable	99,414	926	3.74%	99,551	1,186	4.78%
Non-taxable — State and political subdivision (3)	27,286	296	4.35%	27,995	236	3.38%
Loans (net of unearned discount) (1)(2)	741,609	9,995	5.41%	847,707	11,323	5.36%
Federal Home Loan Bank stock	2,955	3	0.41%	3,597	4	0.45%

Total interest-earning assets	944,647	$11,267	4.78%	1,068,841	$12,765	4.79%

Cash and due from banks	10,543			12,941
Interest receivable	3,761			4,162
Foreclosed assets held for sale, net	20,541			7,214
Cost method investments in common stock	1,392			3,150
Cash surrender value of life insurance	15,218			14,289
Premises and equipment	24,995			26,700
Other	26,966			20,910
Goodwill	—			30,832
Intangible assets	1,893			1,586
Allowance for loan loss	(18,684)			(17,766)
Discontinued operations, Assets held for sale	—			639,982

Total assets	$1,031,272			$1,812,841

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$67,147	$47	0.28%	$69,201	$54	0.31%
Savings deposits	47,584	40	0.34%	47,267	65	0.55%
Money-market deposits	115,121	169	0.59%	151,313	378	1.00%
Time and brokered time deposits	551,046	3,632	2.64%	600,307	5,186	3.47%
Short-term borrowings	20,331	50	0.99%	79,706	619	3.11%
Long term debt	15,000	159	4.25%	35,052	389	4.45%
Junior subordinated debentures	61,858	886	5.74%	61,858	847	5.49%

Total interest-bearing liabilities	878,087	$4,983	2.28%	1,044,704	$7,538	2.89%

Demand deposits	100,175			84,412
Interest payable	5,181			3,157
Other liabilities	4,059			4,409
Discontinued operations, Liabilities held for sale	—			573,060
Noncontrolling interest	2,907			4,637
Stockholders’ equity	40,863			98,462

Total liabilities and stockholders’ equity	$1,031,272			$1,812,841

Interest spread			2.50%			1.90%
Net interest income		$6,284			$5,227

Net interest margin			2.67%			1.96%
Interest-earning assets to interest-bearing liabilities	107.48%			102.31%

(1)	Non-accrual loans have been included in average loans, net of unearned discount

(2)	Includes loans held for sale

(3)	The tax exempt income for state and political subdivisions in not recorded on a tax equivalent basis.

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

	For the three months ended June 30,
	2010 vs. 2009
	Increase (Decrease) Due to
	Change in
	Volume	Rate	Total

Increase (decrease) in interest income:
Interest-bearing bank deposits	$(3)	$30	$27
Federal funds sold	—	4	4
Investment securities:
U.S. Treasuries and Agencies	—	16	16
Mortgage-backed securities:
GSE residential	96	(90)	6
States and political subdivision (1)	(6)	66	60
Other securities	(123)	(159)	(282)
Loans (net of unearned discounts)	(1,429)	101	(1,328)
Federal Home Loan Bank stock	(1)	—	(1)

Change in interest income	(1,466)	(32)	(1,498)

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	(2)	(5)	(7)
Savings deposits	—	(25)	(25)
Money-market deposits	(77)	(132)	(209)
Time and brokered time deposits	(400)	(1,154)	(1,554)
Short-term borrowings	(297)	(272)	(569)
Long-term debt and junior subordinated debentures	(269)	78	(191)

Change in interest expense	(1,045)	(1,510)	(2,555)

Increase (decrease) in net interest income	$(421)	$1,478	$1,057

(1)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.
Provision for Loan Losses. Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the three months ended June 30, 2010, the provision decreased by $2.4 million to $7.2 million, compared with $9.5 million for the same period in 2009, primarily due to increases in net charge-offs at Mercantile Bank and Heartland, partially offset by additional provision at Royal Palm Bank due to further declines in real estate values that collateralize loans and additional provision at Heartland and Royal Palm Bank in regards to a subordinated debenture at a troubled financial institution. The allowance for loan losses at June 30, 2010 was $22.6 million, or 3.11% of total loans, an increase of $3.8 million from $18.9 million or 2.43% of total loans at December 31, 2009. Nonperforming loans were $38.4 million, or 5.29% of total loans as of June 30, 2010, compared with $50.8 million, or 6.54% of total loans as of December 31, 2009. Impaired loans decreased from $111.2 million at December 31, 2009 to $95.0 million at June 30, 2010. Approximately $12.1 million of this decrease is attributable to foreclosures on two loans to commercial real estate developers by both Mercantile Bank and the subsequent transfer of the properties to foreclosed assets held for sale. The remainder of the decrease was due to the charge-offs at Mercantile Bank and Heartland, as well as payments received on impaired loans. The Company anticipates a portion of the impaired loans will eventually be charged off, but believes it has adequately reserved for these losses based on circumstances existing as of June 30, 2010.
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

Noninterest Income. Noninterest income for the three months ended June 30, 2010 increased $113 thousand to $2.2 million compared with $2.1 million for the same period in 2009. The increase in noninterest income was primarily due to increases in brokerage fees, other service charges and fees, and other income, primarily offset by decreases in net gains on loan sales.
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
	June 30
	2010	2009

Fiduciary activities	$582	$568
Brokerage fees	357	247
Customer service fees	418	417
Other service charges and fees	230	133
Net gains on loan sales	126	372
Loan servicing fees	123	114
Net increase in cash surrender value of life insurance	139	135
Other	225	101

Total noninterest income	$2,200	$2,087

Brokerage fees for the three months ended June 30, 2010 increased $110 thousand to $357 thousand compared with $247 thousand for the same period in 2009, primarily due to an improving economy and stock market.
Other service charges and fees for the three months ended June 30, 2010 increased $97 thousand to $230 thousand compared with $133 thousand for the same period in 2009, primarily due to an expansion of the number of accounts that generate transaction and maintenance fees.
Other noninterest income for the three months ended June 30, 2010 increased $124 thousand to $225 thousand compared with $101 thousand for the same period in 2009, primarily due to fees for providing data processing services to the three former subsidiaries that were sold in December 2009 and February 2010.
Net gains on loan sales for the three months ended June 30, 2010 decreased $246 thousand to $126 thousand compared with $372 thousand for the same period in 2009, primarily due to a dramatic slow-down in residential mortgage refinancing activity.
Noninterest Expense. For the three months ended June 30, 2010, noninterest expense decreased $34.8 million to $8.8 million compared with $43.7 million for the same period in 2009, primarily due to goodwill impairment losses charged in the second quarter of 2009. The decrease was also attributable to decreases in FDIC deposit insurance premiums, professional fees, net losses on foreclosed assets, and other than temporary losses on available-for-sale securities and cost method investments.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended
	June 30
	2010	2009

Salaries and employee benefits	$4,289	$4,338
Net occupancy expense	626	591
Equipment expense	606	631
Deposit insurance premium	601	1,088
Professional fees	465	986
Postage and supplies	127	125
Losses on sales of assets, net	—	1
Losses on foreclosed assets, net	170	1,453
Other than temporary losses on available-for-sale securities and cost method investments	566	2,546
Goodwill impairment losses	—	30,417
Amortization of mortgage servicing rights	40	138
Other	1,357	1,372

Total noninterest expense	$8,847	$43,686

Professional fees decreased $521 thousand for the three months ended June 30, 2010 to $465 thousand, from $986 thousand for the same period in 2009, primarily due to the expenses associated with regulatory actions regarding the Company’s capital plan during the second quarter of 2009.
Net losses on foreclosed assets decreased $1.3 million for the three months ended June 30, 2010 to $170 thousand, from $1.5 million for the same period in 2009, primarily due to write-downs of the carrying values of several foreclosed properties held by Royal Palm, based on updated appraisals during the second quarter of 2009. The write-downs of carrying values have continued into 2010, but are occurring at a slower pace.
Other than temporary losses on available-for-sale securities and cost method investments decreased $2.0 million for the three months ended June 30, 2010 to $566 thousand, from $2.5 million for the same period in 2009, primarily due to the gradual stabilization of values associated with these securities and investments from 2009 to 2010.
Income Taxes Expense (Benefit). Income tax benefit from continuing operations for the three months ended June 30, 2010 was $1.8 million compared to a benefit of $5.7 million for the same period in 2009.
The Company has recognized no increase in its liability for unrecognized tax benefits. The Company files income tax returns in the U.S. federal jurisdiction and the states of Illinois, Missouri, Kansas and Florida jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2005.
Results of Operations
Comparison of Operating Results for the Six Months Ended June 30, 2010 and 2009
Overview. Unless otherwise indicated, discussions below regarding income and expense for the six months ended June 30, 2010 and 2009 refer to the Company’s continuing operations. Net loss for the six months ended June 30, 2010 from both continuing and discontinued operations was $3.5 million compared with net loss of $52.9 million for the same period in 2009. The primary factors contributing to the decrease in net loss were an increase in net interest income of $2.4 million, a decrease in provision for loan losses of $1.2 million, an increase in noninterest income of $46 thousand and a decrease in noninterest expense of $35.0 million and an increase in income from discontinued operations of $14.0 million. Basic earnings (loss) per share (EPS) for the six months ended June 30, 2010 was $(0.40) compared with $(6.08) for the same period in 2009.
The Company’s annualized return on average assets was (0.62)% for the six months ended June 30, 2010, compared with (5.89%) for the same period in 2009. The annualized return on average stockholders’ equity was (16.84)% for the six months ended June 30, 2010, compared to (108.29)% for the same period in 2009.
Discontinued Operations. As a result of the sale of two of the Company’s wholly owned subsidiaries, Marine Bank and Trust and Brown County State Bank, to United Community Bancshares, Inc. on February 26, 2010, the assets and liabilities of those two banks are included in the Company’s consolidated balance sheet as of December 31, 2009, but are reflected as “Discontinued operations, assets held for sale” and “Discontinued operations, liabilities held for sale”. The income and expenses of those two banks for the period January 1 through February 26, 2010 and the six months ended June 30, 2009 are included in “Income (loss) from discontinued operations” in the Company’s consolidated statements of operations. As a result of the exchange for debt of another of the Company’s wholly owned subsidiaries, HNB Bank, on December 16, 2009, that bank’s income and expenses for the six months ended June 30, 2009 are included in “Income (loss) from discontinued operations” in the Company’s consolidated statements of operations.
Net Interest Income. For the six months ended June 30, 2010, net interest income increased $2.4 million, or 23.6%, to $12.4 million compared with $10.1 million for the same period in 2009. The increase was primarily due to decreased volumes of money market and time and brokered time deposits, short-term borrowings and long-term debt, increased rates on loans, and decreased rates on all deposits. For the six months ended June 30, 2010 and 2009, the net interest margin increased by 68 basis points to 2.58% from 1.90% while the net interest spread increased by 58 basis points to 2.42% from 1.84%, respectively.
Interest and dividend income for the six months ended June 30, 2010 decreased $2.9 million, or 11.3%, to $22.8 million compared with $25.7 million for the same period in 2009. This decrease was due primarily to a decrease in loan interest income of $2.5 million. Average total loans for the six months ended June 30, 2010 decreased $91.6 million, or 10.8%, to $757.1 million compared with $848.7 million for the same period in 2009, while the average yield on total loans decreased 1 basis point to 5.39% for the same period. Average total investments for the six months ended June 30, 2010 decreased $1.2 million, or 0.9%, to $127.6 million compared with $128.8 million for the same period in 2009, while the average yield on investments decreased 66 basis points to 3.80% for the same period. For the six months ended June 30, 2010, compared to the same period in 2009, the yield on total average earning assets decreased by 12 basis points to 4.73%.
Interest expense for the six months ended June 30, 2010 decreased $5.3 million, or 33.7%, to $10.4 million compared with $15.6 million for the same period in 2009. This decrease was due primarily to decreases in interest expense on deposits of $4.0 million and interest expense on short-term borrowings of $932 thousand. Average total interest-bearing deposits for the six months ended June 30, 2010 decreased $78.1 million, or 8.9%, to $802.0 million compared with $880.1 million for the same period in 2009, while the average cost of funds on total interest-bearing deposits decreased 72 basis points to 2.03% for the same period. The average cost of funds on all categories of deposits decreased in the six months ended June 30, 2010, compared to the same period in 2009, due to the decline in general market rates. Average total long-term debt for the six months ended June 30, 2010 decreased $19.0 million, or 19.6%, to $77.9 million compared with $96.9 million for the same period in 2009, primarily due to the reclassification of a large note payable from long-term to short-term, while the average cost of funds on long-term debt increased 25 basis points to 5.33% for the same period. For the six months ended June 30, 2010, compared to the same period in 2009, the cost of funds on total average interest-bearing liabilities decreased by 69 basis points to 2.31%.
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

	For the six months ended June 30
	2010			2009
		Income/			Income/
	Average Balance	Expense	Yield/Rate	Average Balance	Expense	Yield/Rate

			(dollars in thousands)
Assets
Interest-bearing demand deposits	$70,522	$118	0.34%	$72,983	$85	0.23%
Federal funds sold	12,984	15	0.23%	14,254	8	0.11%
Securities:
Taxable
U.S. treasuries and government agencies	1,458	25	3.46%	2,597	22	1.71%
Mortgage-backed securities:
GSE residential	34,136	556	3.28%	23,722	532	4.52%
Other securities	64,033	1,315	4.14%	74,176	1,815	4.93%

Total taxable	99,627	1,896	3.84%	100,495	2,369	4.75%
Non-taxable — State and political subdivision (3)	28,015	506	3.64%	28,353	480	3.41%
Loans (net of unearned discount ) (1)(2)	757,136	20,233	5.39%	848,732	22,727	5.40%
Federal Home Loan Bank stock	2,902	7	0.49%	3,554	9	0.51%

Total interest-earning assets	971,186	$22,775	4.73%	1,068,371	$25,678	4.85%

Cash and due from banks	9,415			14,105
Interest receivable	3,777			4,383
Foreclosed assets held for sale, net	17,703			7,498
Cost method investments in common stock	1,392			3,199
Cash surrender value of life insurance	15,151			13,894
Premises and equipment	25,218			26,873
Other	24,974			21,311
Goodwill	—			30,842
Intangible assets	1,907			1,529
Allowance for loan loss	(18,849)			(18,033)
Discontinued operations, Assets held for sale	85,797			637,717

Total assets	$1,137,671			$1,811,689

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$67,942	$93	0.28%	$66,207	$110	0.34%
Savings deposits	47,843	85	0.36%	46,619	154	0.67%
Money-market deposits	124,253	370	0.60%	149,029	742	1.00%
Time and brokered time deposits	561,950	7,511	2.70%	618,204	11,008	3.59%
Short-term borrowings	22,884	237	2.09%	71,847	1,169	3.28%
Long term debt	16,031	379	4.77%	35,052	738	4.25%
Junior subordinated debentures	61,858	1,679	5.47%	61,858	1,704	5.56%

Total interest-bearing liabilities	902,761	$10,354	2.31%	1,048,816	$15,625	3.00%

Demand deposits	99,874			80,501
Interest payable	4,827			3,110
Other liabilities	4,394			4,324
Discontinued operations, Liabilities held for sale	80,660			571,245
Noncontrolling interest	3,353			5,143
Stockholders’ equity	41,802			98,550

Total liabilities and stockholders’ equity	$1,137,671			$1,811,689

Interest spread			2.42%			1.84%
Net interest income		$12,421			$10,053

Net interest margin			2.58%			1.90%
Interest-earning assets to interest-bearing liabilities	107.58%			101.86%

(1)	Non-accrual loans have been included in average loans, net of unearned discount

(2)	Includes loans held for sale

(3)	The tax exempt income for state and political subdivisions in not recorded on a tax equivalent basis.

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

	For the six months ended June 30,
	2010 vs. 2009
	Increase (Decrease) Due to
	Change in
	Volume	Rate	Total
Increase (decrease) in interest income:
Interest-bearing bank deposits	$(3)	$36	$33
Federal funds sold	(1)	8	7
Investment securities:
U.S. Treasuries and Agencies	(13)	16	3
Mortgage-backed securities:
GSE residential	194	(170)	24
States and political subdivision (1)	(6)	32	26
Other securities	(230)	(270)	(500)
Loans (net of unearned discounts)	(2,448)	(46)	(2,494)
Federal Home Loan Bank stock	(2)	—	(2)

Change in interest income	(2,509)	(394)	(2,903)

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	3	(20)	(17)
Savings deposits	4	(73)	(69)
Money-market deposits	(109)	(263)	(372)
Time and brokered time deposits	(935)	(2,562)	(3,497)
Short-term borrowings	(608)	(324)	(932)
Long-term debt and junior subordinated debentures	(498)	114	(384)

Change in interest expense	(2,143)	(3,128)	(5,271)

Increase (decrease) in net interest income	$(366)	$2,734	$2,368

(1)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.
Provision for Loan Losses. Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the six months ended June 30, 2010, the provision decreased by $1.2 million to $11.1 million, compared with $12.3 million for the same period in 2009, primarily due to increases in net charge-offs at Mercantile Bank and Heartland, partially offset by additional provision at Royal Palm Bank due to further declines in real estate values that collateralize loans and additional provision at Heartland and Royal Palm Bank in regards to a subordinated debenture at a troubled financial institution. The allowance for loan losses at June 30, 2010 was $22.6 million, or 3.11% of total loans, an increase of $3.8 million from $18.9 million or 2.43% of total loans at December 31, 2009. Nonperforming loans were $38.4 million, or 5.29% of total loans as of June 30, 2010, compared with $50.8 million, or 6.54% of total loans as of December 31, 2009. Impaired loans decreased from $111.2 million at December 31, 2009 to $95.0 million at June 30, 2010. Approximately $12.1 million of this decrease is attributable to foreclosures on two loans to commercial real estate developers by both Mercantile Bank and the subsequent transfer of the properties to foreclosed assets held for sale. The remainder of the decrease was due to the charge-offs at Mercantile Bank and Heartland, as well as payments received on impaired loans. The Company anticipates a portion of the impaired loans will eventually be charged off, but believes it has adequately reserved for these losses based on circumstances existing as of June 30, 2010.
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

Noninterest Income. Noninterest income for the six months ended June 30, 2010 increased $46 thousand to $4.13 million compared with $4.08 million for the same period in 2009. The increase in noninterest income was primarily due to increases in brokerage fees, other service charges and fees, and other income, primarily offset by decreases in net gains on loan sales.
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Six Months Ended
	June 30
	2010	2009

Fiduciary activities	$1,163	$1,136
Brokerage fees	656	440
Customer service fees	783	782
Other service charges and fees	369	240
Net gains on loan sales	218	889
Loan servicing fees	247	227
Net increase in cash surrender value of life insurance	277	258
Other	412	107

Total noninterest income	$4,125	$4,079

Brokerage fees for the six months ended June 30, 2010 increased $206 thousand to $656 thousand compared with $440 thousand for the same period in 2009, primarily due to an improving economy and stock market.
Other service charges and fees for the six months ended June 30, 2010 increased $129 thousand to $369 thousand compared with $240 thousand for the same period in 2009, primarily due to an expansion of the number of accounts that generate transaction and maintenance fees.
Other noninterest income for the six months ended June 30, 2010 increased $305 thousand to $412 thousand compared with $107 thousand for the same period in 2009, primarily due to fees for providing data processing services to the three former subsidiaries that were sold in December 2009 and February 2010.
Net gains on loan sales for the six months ended June 30, 2010 decreased $671 thousand to $218 thousand compared with $889 thousand for the same period in 2009, primarily due to a dramatic slow-down in residential mortgage refinancing activity.
Noninterest Expense. For the six months ended June 30, 2010, noninterest expense decreased $35.0 million to $17.3 million compared with $52.2 million for the same period in 2009, primarily due to goodwill impairment losses charged in 2009. The decrease was also attributable to decreases in FDIC deposit insurance premiums, professional fees, net losses on foreclosed assets, and other than temporary losses on available-for-sale securities and cost method investments.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Six Months Ended
	June 30
	2010	2009

Salaries and employee benefits	$8,694	$8,802
Net occupancy expense	1,224	1,191
Equipment expense	1,169	1,216
Deposit insurance premium	1,072	1,698
Professional fees	956	1,545
Postage and supplies	275	301
Net gains (losses) on sales of assets	(8)	11
Losses on foreclosed assets, net	382	1,555
Other than temporary losses on available-for-sale securities and cost method investments	566	2,546
Goodwill impairment losses	—	30,417
Amortization of mortgage servicing rights	79	341
Other	2,846	2,610

Total noninterest expense	$17,255	$52,233

Professional fees decreased $589 thousand for the three months ended June 30, 2010 to $956 thousand, from $1.5 million for the same period in 2009, primarily due to the expenses associated with regulatory actions regarding the Company’s capital plan during the second quarter of 2009.
Net losses on foreclosed assets decreased $1.2 million for the three months ended June 30, 2010 to $382 thousand, from $1.6 million for the same period in 2009, primarily due to write-downs of the carrying values of several foreclosed properties held by Royal Palm, based on updated appraisals during the second quarter of 2009. The write-downs of carrying values have continued into 2010, but are occurring at a slower pace.
Other than temporary losses on available-for-sale securities and cost method investments decreased $2.0 million for the three months ended June 30, 2010 to $566 thousand, from $2.5 million for the same period in 2009, primarily due to the gradual stabilization of values associated with these securities and investments from 2009 to 2010.
Income Taxes Expense (Benefit). Income tax benefit from continuing operations for the six months ended June 30, 2010 was $3.0 million compared to a benefit of $7.4 million for the same period in 2009.
The Company has recognized no increase in its liability for unrecognized tax benefits. The Company files income tax returns in the U.S. federal jurisdiction and the states of Illinois, Missouri, Kansas and Florida jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2005.
Financial Condition
June 30, 2010 Compared to December 31, 2009
Loan Portfolio. Total loans from continuing operations, including loans held for sale, decreased $50.7 million or 6.5% to $726.0 million as of June 30, 2010 from $776.7 million as of December 31, 2009. The Company’s subsidiary banks experienced decreased loan balances in the first six months of 2010 due to seasonal fluctuations, debt paydowns, stricter underwriting standards, and the uncertain economy and the fear of continued recession causing potential borrowers to reduce their spending. At June 30, 2010 and December 31, 2009, the ratio of total loans to total deposits was 83.6% and 81.4%, respectively. For the same periods, total loans represented 71.8% and 55.9% of total assets, respectively.
The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated, with 2009 restated to exclude discontinued operations:

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial and financial	$149,763	20.63%	$161,702	20.82%
Agricultural	10,601	1.46%	9,832	1.27%
Real estate — farmland	17,601	2.42%	19,655	2.53%
Real estate — construction	123,409	17.00%	153,578	19.77%
Real estate — commercial	164,286	22.63%	163,292	21.02%
Real estate — residential (1)	194,933	26.85%	193,818	24.96%
Installment loans to individuals	65,418	9.01%	74,793	9.63%

Total loans	726,011	100.00%	776,670	100.00%

Allowance for loan losses	22,608		18,851

Total loans, including loans held for sale, net of allowance for loan losses	$703,403		$757,819

(1)	Includes loans held for sale
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
Total nonperforming loans decreased to $38.4 million as of June 30, 2010 from $50.8 million as of December 31, 2009, while total nonperforming loans and nonperforming other assets decreased to $63.1 million as of June 30, 2010 from $67.2 million as of December 31, 2009. Impaired loans decreased from $111.2 million at December 31,

2009 to $95.0 million at June 30, 2010. Approximately $12.1 million of this decrease is attributable to foreclosures on two loans to commercial real estate developers by both Mercantile Bank and the subsequent transfer of the properties to foreclosed assets held for sale. The remainder of the decrease was due to the charge-offs at Mercantile Bank and Heartland, as well as payments received on impaired loans. The Company anticipates a portion of the impaired loans will eventually be charged off, but believes it has adequately reserved for these losses based on circumstances existing as of June 30, 2010.
Nonperforming other assets is comprised primarily of the carrying value of several foreclosed commercial real estate properties in the Midwest and Florida that the Company intends to sell, with the carrying value representing management’s assessment of the net realizable value in the current market. The ratio of nonperforming loans to total loans decreased to 5.29% as of June 30, 2010, from 6.54% as of December 31, 2009. The ratio of nonperforming loans and nonperforming other assets to total loans increased to 8.70% as of June 30, 2010 from 8.66% as of December 31, 2009.
The following table presents information regarding nonperforming assets at the dates indicated, with 2009 restated to exclude discontinued operations:

	June 30,	December 31,
	2010	2009

Nonaccrual loans
Commercial and financial	$1,650	$1,439
Agricultural	—	248
Real estate — farmland	62	62
Real estate — construction	17,277	33,946
Real estate — commercial	6,566	7,378
Real estate — residential	9,673	6,803
Installment loans to individuals	138	154

Total nonaccrual loans	35,366	50,030

Loans 90 days past due and still accruing	3,007	393
Restructured loans	—	397

Total nonperforming loans	38,373	50,820

Repossessed assets	24,766	16,409
Other assets acquired in satisfaction of debt previously contracted	—	—

Total nonperforming other assets	24,766	16,409

Total nonperforming loans and nonperforming other assets	$63,139	$67,229

Nonperforming loans to loans, before allowance for loan losses	5.29%	6.54%

Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	8.70%	8.66%

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
The allowance for loan losses increased $3.8 million to $22.6 million as of June 30, 2010 from $18.9 million as of December 31, 2009. Provision for loan losses was $11.1 million and net charge-offs were $7.4 million for the six months ended June 30, 2010. The allowance for loan losses as a percent of total loans increased to 3.11% as of June 30, 2010 from 2.43% as of December 31, 2009. The increase was due to further deterioration of the commercial real estate markets in several of the Company’s locations, particularly in southwest Florida, resulting in nonperforming and impaired loan totals at historic elevated levels, as well as additional provisions at Heartland and Royal Palm Bank in regards to a subordinated debenture at a troubled financial institution. As a percent of nonperforming loans, the allowance for loan losses increased to 58.9% as of June 30, 2010 from 37.09% as of December 31, 2009. The Company believes it has adequately reserved for potential losses based on circumstances existing as of June 30, 2010.

The following table presents for the periods indicated an analysis of the allowance for loan losses and other related data, with 2009 restated to exclude discontinued operations:

	As of and for the Six	As of and for
	Months Ended	the Year Ended
	June 30,	December 31,
	2010	2009

Average loans outstanding during year	$757,136	$830,740

Allowance for loan losses:
Balance at beginning of year	$18,851	$19,038

Loans charged-off:
Commercial and financial	3,748	927
Agricultural	—	438
Real estate — farmland	—	—
Real estate — construction	1,920	10,938
Real estate — commercial	822	2,055
Real estate — residential	594	7,218
Installment loans to individuals	423	899

Total charge-offs	7,507	22,475

Recoveries:
Commercial and financial	42	—
Agricultural	—	13
Real estate — farmland	—	—
Real estate — construction	22	34
Real estate — commercial	—	7
Real estate — residential	11	8
Installment loans to individuals	49	143

Total recoveries	124	205

Net charge-offs	7,383	22,270
Provision for loan losses	11,140	22,083

Balance at end of year	$22,608	$18,851

Allowance for loan losses as a percent of total loans outstanding at year end	3.11%	2.43%

Allowance for loan losses as a percent of total nonperforming loans	58.92%	37.09%

Ratio of net charge-offs to average total loans	0.98%	2.68%

Concentration of Credit Risk. Included in the Company’s loan portfolio at June 30, 2010 are approximately $23.4 million of purchased participation loans to borrowers located in areas outside the Company’s normal markets. Although the Company applies the same underwriting standards to these loans, there may be additional risk associated with those out of the Company’s normal territory.
At June 30, 2010, Heartland Bank had approximately $3.1 million in loans with various customers collateralized by stock in a troubled financial institution. The Company is currently working with these customers to increase collateral to acceptable levels and believes there are adequate reserves placed against the loans.
Included in the loan portfolios of Heartland Bank and Royal Palm Bank at June 30, 2010 are $3.5 million and $1.0 million, respectively, of subordinated debentures issued by a troubled financial institution. Based on the Company’s risk analysis, despite the issuer being current on all interest payments, it was determined that additional specific allowance for loan loss should be in place to cover potential future losses. Accordingly, the Company recorded $2.0 million of loan loss provision in the second quarter of 2010, increasing the specific allowance for loan loss related to these debentures to $2.25 million. The Company will continue to monitor the financial condition of the issuer, which is attempting to raise additional capital and exploring opportunities to be acquired by or merge with another financial institution. If these efforts are unsuccessful and the issuer is closed by regulators, the Company would be subject to additional losses on these debentures of up to $2.25 million.
Heartland Bank also holds, in addition to the $3.5 million of subordinated debentures issued by a troubled financial instititution, a total of $2.0 million in subordinated debentures issued by two other financial institutions as of June 30, 2010. The Company monitors the financial condition of these issuers, which are current on all interest payments related to the debentures. The Company has determined, based on information available at this time, that no specific allowance for loan losses is required on these debentures. At June 30, 2010, Royal Palm Bank holds no other debentures other than the $1.0 million issued by a troubled financial institution.
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
The Company has classified securities as both available-for-sale and held-to-maturity as of June 30, 2010. Available-for-sale securities are held with the option of their disposal in the foreseeable future to meet investment objectives, liquidity needs or other operational needs. Securities available-for-sale are carried at fair value. Held-to-maturity securities are those securities for which the Company has the positive intent and ability to hold until maturity, and are carried at historical cost adjusted for amortization of premiums and accretion of discounts.
As of June 30, 2010, the fair value of the available for-sale securities was $122.7 million and the amortized cost was $119.0 million for an unrealized gain of $3.7 million. The after-tax effect of this unrealized gain was $2.5 million and has been included in stockholders’ equity. As of December 31, 2009, the fair value of the available-for-sale securities was $128.1 million and the amortized cost was $124.8 million for an unrealized gain of $3.3 million. Fluctuations in net unrealized gains and losses on available-for-sale securities are due primarily to increases or decreases in prevailing interest rates for the types of securities held in the portfolio.
As of June 30, 2010, the amortized cost of held-to-maturity securities was $1.7 million, a decrease of $600 thousand from the December 31, 2009 amortized cost of $2.3 million.
The Company owns approximately $1.9 million of Federal Home Loan Bank of Chicago stock included in other assets. During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The Federal Home Loan Bank will continue to provide liquidity and funding through advances, however the draft order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. With regard to dividends, the Federal Home Loan Bank continues to assess its dividend capacity each quarter and make appropriate request for approval. There were no dividends paid by the Federal Home Loan Bank of Chicago during the first half of 2010.
Foreclosed Assets Held for Sale. At June 30, 2010, foreclosed assets increased $8.3 million or 50.5% to $24.7 million from $16.4 million as of December 31, 2009, primarily attributable to the foreclosure on two loans to commercial real estate developers by Mercantile Bank, partially offset by the sale of one property by Heartland and additional write-downs at each subsidiary based on updated appraisals of the carrying values of previously foreclosed properties. Included in total foreclosed assets held for sale at June 30, 2010 were properties resulting from foreclosure on several of Royal Palm’s loans in the Florida market, several of Heartland’s purchased participation loans in the Georgia and Arkansas markets, and a Mercantile purchased participation in the Iowa market.
Deposits. Total deposits decreased $86.4 million or 9.0% to $868.2 million as of June 30, 2010 from $954.5 million as of December 31, 2009. Noninterest-bearing deposits decreased $49.7 million or 45.9% to $58.7 million as of June 30, 2010 from $108.3 million as of December 31, 2009, while interest-bearing deposits decreased $36.7 million or 4.3% to $809.5 million as of June 30, 2010 from $846.2 million as of December 31, 2009. The decrease in noninterest-bearing deposits was primarily related to one commercial depositor at Mercantile Bank with a large balance at December 31, 2009 that was transferred out in the second quarter of 2010. The majority of the overall decrease in deposits during the first half of 2010 was attributable to reduced funding required in the loan portfolio as well as reduced liquidity required by Mercantile Bank to provide correspondent banking services to the three subsidiary banks that were sold in December 2009 and February 2010.
Borrowings. The Company utilizes borrowings to supplement deposits in funding its lending and investing activities. Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, U. S. Treasury demand notes, short-term advances from the Federal Home Loan Bank (“FHLB”), short term advances from the Federal Discount Borrower in Custody line (“Federal BIC line”), and demand notes and a note payable with Great River Bancshares, Inc. (“Great River”), owned by R. Dean Phillips, a significant shareholder of the Company. Long-term debt consists of long-term advances from the FHLB, notes payable with Great River and junior subordinated debentures.
Short-term borrowings were $13.8 million as of June 30, 2010, a decrease of $16.9 million from $30.7 million as of December 31, 2009, primarily attributable to repayment of the remaining short-term debt due to Great River following the sale of two of the Company’s subsidiaries in February 2010, partially offset by an increase in federal funds purchased.
Long-term borrowings were $15.0 million as of June 30, 2010, a decrease of $10.7 million from $25.2 million as of December 31, 2009, primarily attributable to repayment of the remaining long-term debt due to Great River following the sale of two of the Company’s subsidiaries in February 2010, as well as a reduction in advances from the FHLB. Included in long-term borrowings as of June 30, 2010 were FHLB borrowings totaling $13.0 million, with maturities ranging from the years 2011 to 2013 and interest rates ranging from 3.15% to 5.30%.
Junior subordinated debentures were $61.9 million at June 30, 2010 and December 31, 2009. Maturities ranged from the years 2035 to 2037 (callable at the Company’s option in 2011, 2015 and 2017), and interest rates ranged from 1.94% to 7.17%. In June 2009, the Company decided to defer regularly scheduled interest payments on its outstanding $61.9 million of junior subordinated notes relating to its trust preferred securities. The terms of the junior subordinated notes and the trust documents allow the Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. As previously disclosed, the Company had suspended the payment of cash dividends on its outstanding common stock. The Company believes that the deferral of interest payments on the junior subordinated notes and the suspension of cash dividend payments on its common stock will generate approximately $5.6 million per year in additional cash flow (compared with the continuing level of interest and dividend payments in 2010) and serve to strengthen its capital ratios and those of its subsidiary banks until those banks return to a sufficient level of profitability. As of June 30, 2010, the accumulated deferred interest payments totaled $4.0 million.
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
The Company’s most liquid assets are cash and due from banks, interest-bearing demand deposits, and federal funds sold. The balances of these assets are dependent on the Company’s operating, investing, lending, and financing activities during any given period. As of June 30, 2010, cash and cash equivalents totaled $79.2 million, a decrease of $42.1 million from $121.3 million as of December 31, 2009. This decrease was primarily attributable to reduced liquidity required by Mercantile Bank to provide correspondent banking services to the three subsidiary banks that were sold in December 2009 and February 2010.
The Company’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayment, sales of loans, and capital funds. Additional liquidity is provided by bank lines of credit and term debt, repurchase agreements, junior subordinated debentures and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank.
Capital Resources
Other than the option of issuing common stock, the Company’s primary source of capital is net income retained by the Company. During the six months ended June 30, 2010, the Company had net loss of $3.5 million and paid no dividends to stockholders. During the year ended December 31, 2009, the Company incurred a net loss of $58.5 million and paid no dividends to stockholders. As of June 30, 2010, total Mercantile Bancorp, Inc. stockholders’ equity was $38.0 million, a decrease of $3.3 million from $41.3 million as of December 31, 2009.

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
The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of June 30, 2010, the Company exceeds these regulatory capital guidelines, with a Tier 1 leverage ratio of 4.64%, Tier 1 risk-based capital ratio of 6.19% and total risk-based capital ratio of 12.39%. Likewise, the individual ratios for each of the Company’s bank subsidiaries also exceed the regulatory guidelines. See the “Regulatory Matters” section of this filing for more information on the capital adequacy of the Company and its subsidiary banks.
Without prior approval, the subsidiary banks are restricted as to the amount of dividends that they may declare to the balance of the retained earnings account, adjusted for defined bad debts. In addition, the FDIC has authority to prohibit or to limit the payment of dividends by a bank if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization. The Company, Mercantile Bank, Royal Palm Bank and Heartland Bank are each prohibited from paying any dividends without regulatory consent, pursuant to various regulatory enforcement actions taken at each bank. See further discussion in the “Regulatory Matters” section of this filing.
The Company generated a net loss of $3.5 million in the first six months of 2010, as well as net losses in each of the last two years, with $58.5 million in 2009 and $8.8 million in 2008, largely due to the operating losses at two of its subsidiary banks, Royal Palm Bank in Naples, Florida, and Heartland Bank in Leawood, Kansas. Both banks have experienced significant increases in non-performing assets, impaired loans and loan loss provisions, resulting in each bank’s primary regulator imposing a cease and desist order. For further discussion of these regulatory enforcement actions, see the “Regulatory Matters” section of this filing.
Royal Palm Bank’s operating losses (excluding goodwill impairment) were primarily attributable to the severe decline in real estate values in its southwest Florida market, creating both loan losses and write-downs of foreclosed assets. Heartland’s losses were largely due to purchased participations from a bank in Georgia that was closed by the FDIC. Although both banks are confident that they have identified the bulk of their asset quality issues and will see improved operating performance in the second half of 2010, there can be no assurance that they will not experience results similar to 2009. The Company has projected 2010 and 2011 operating results for each bank assuming an improving economy and reduced loan losses compared to 2009. Those projections indicate each bank returning to profitability by the end of 2011 while maintaining compliance with all regulatory mandates set forth in their respective cease and desist orders.
To address a scenario where actual losses in 2010 exceed those projected by the Company, an alternate projection was performed to determine Mercantile Bank’s ability to provide sufficient liquidity to the Company, in order to maintain sufficient capital at Royal Palm Bank and Heartland. Mercantile Bank is the Company’s flagship bank, representing approximately 75% of total consolidated assets at June 30, 2010, and although operating under a regulatory memorandum of understanding due to elevated levels of impaired loans, its actual loan losses have been much lower than the other two subsidiaries and it retains significant earnings capacity. The result of that alternate projection was a determination that Mercantile Bank could provide the necessary liquidity, through generation of earnings, sales of assets or lines of business, and closing of branches. While the Company does not believe it to be likely, there is a risk that the FDIC would close Royal Palm Bank or Heartland (or both), which could produce significantly worse results than those in the Company’s projection. In that event, the Company would resort to various capital raising and asset liquidation options discussed below.
In November 2009 the Company reached agreements to exchange for debt or sell three of its subsidiary banks. The first of these transactions closed in December 2009, and the other two in February 2010, serving to reduce debt and provide liquidity to support the capital requirements of its remaining subsidiaries.
In June 2009, the Company’s Board of Directors initiated a process to identify and evaluate a broad range of strategic alternatives to further strengthen the Company’s capital base and enhance shareholder value. These strategic alternatives have included and may include asset sales, rationalization of non-business operations, consolidation of operations, closing of branches, mergers of subsidiaries, capital raising and other recapitalization transactions. As part of this process, the Board has created a special committee (the “Special Committee”) of independent directors to develop, evaluate and oversee any strategic alternatives that the Company may pursue. The Special Committee retained outside financial and legal advisors to assist it with its evaluation and oversight.

The Special Committee has developed and is executing a plan to raise additional equity through a shareholder rights offering. On April 27, 2010, the Company’s Board of Directors, upon the recommendation of the Special Committee, approved an amendment to its Certificate of Incorporation to increase the number of authorized shares of common stock of the Company from 14,000,000 to 30,000,000 (“the Amendment”). On May 24, 2010, at the Company’s annual meeting, stockholders voted to approve the Amendment. On July 12, 2010, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (“SEC”), to register Units comprised of shares of the Company’s common stock and warrants to acquire the Company’s common stock. The Units may be acquired upon exercise of the subscription rights that will be issued to each of the Company’s shareholders. The Company is working with its legal advisors to commence the shareholder rights offering as soon as possible, and expects to consummate the offering by December 31, 2010.
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
These regulatory actions fall under three categories:
1.	A cease and desist order (“CDO”) is a formal action by the FDIC requiring a bank to take corrective measures to address deficiencies identified by the FDIC. The bank can continue to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions. All customer deposits remain fully insured to the maximum limits set by the FDIC.

2.	A Memorandum of Understanding (“MOU”) agreement is characterized by regulatory authorities as an informal action that is neither published nor made publicly available by the agencies and is used when circumstances warrant a milder form of action than a formal supervisory action, such as a cease and desist order.

3.	A Written Agreement (“WA”) is a formal enforcement action by the FRB, similar in nature to an MOU, but is legally binding and will be published and made public.
The Company. On March 10, 2009, the Company received a notice from the FRB of its intent to issue an MOU, which was signed by the Company’s Board of Directors on March 17, 2009. Under the terms of the MOU, the Company was expected to, among other things, provide its subsidiary banks with financial and managerial resources as needed, submit capital and cash flow plans to the FRB and provide periodic performance updates to the FRB. In addition, the Company was prohibited from paying any special salaries or bonuses to insiders, paying dividends, paying interest related to trust preferred securities, or incur any additional debt, without the prior written approval of the FRB. On July 31, 2009, the Company submitted to the FRB a three-year strategic and capital plan designed to strengthen the Company’s and its subsidiaries’ operations and capital position going forward. The plan reflected the challenges with respect to capital and the difficulties in projecting the impact of the economic weakness in the Company’s markets on its loan portfolio, as well as strategies to maintain the financial strength of the Company and its subsidiaries. A significant part of the plan was the initiative by the Company to sell one or more subsidiary banks in order to generate liquidity to reduce debt, improve capital ratios and provide necessary capital contributions to its remaining subsidiary banks. The result of this initiative was the exchange for debt of HNB in December 2009 and the sale of Marine Bank and Brown County in February 2010.
On February 16, 2010, the Company executed a WA with the FRB. The terms of the WA are generally consistent with the MOU, with a requirement that an updated capital and cash flow plan be submitted to the FRB. On May 19, 2010, the Company submitted to the FRB a revised three-year strategic and capital plan that outlines the proposed strategies to maintain its regulatory capital status of at least “adequately capitalized”, maintain positive cash balances at the parent company level, ensure that each of its subsidiaries meets the capital requirements directed by their respective regulatory orders, and meet its debt service requirements, including distributions on its trust preferred securities. A significant part of the revised plan is to raise additional capital through a shareholder rights offering. On July 12, 2010, the Company filed a Registration Statement on Form S-1 with the Securities and

Exchange Commission (“SEC”), to register Units comprised of shares of the Company’s common stock and warrants to acquire the Company’s common stock. The Units may be acquired upon exercise of the subscription rights that will be issued to each of the Company’s shareholders. The Company is working with its legal advisors to commence the shareholder rights offering as soon as possible.
As of June 30, 2010, the Company was in compliance with all requirements of the WA.
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
As of June 30, 2010, Mercantile Bank had a Tier 1 leverage capital ratio of 8.60% and a total risk based capital ratio of 12.57%, and was in compliance with all requirements of the MOU.
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
As of June 30, 2010, Royal Palm Bank had a Tier 1 leverage capital ratio of 8.03%, Tier 1 risk based capital ratio of 12.39% and a total risk based capital ratio of 13.75%, and was in compliance with all requirements of the CDO.

Royal Palm Bancorp. In September 2009, Royal Palm Bancorp entered into a MOU with the FRB. As a one-bank holding company, this MOU primarily reflected regulatory concerns related to Royal Palm Bancorp’s subsidiary (Royal Palm Bank). Under the terms of the MOU, Royal Palm Bancorp agreed, among other things, to provide certain information to the FRB including, but not limited to, financial performance updates and written reports of progress. In addition, Royal Palm Bancorp agreed to assist Royal Palm Bank in addressing weaknesses identified in the bank examination, and not to pay any salaries or bonuses to insiders, incur any debt, declare any dividends or make any distributions of capital without the prior approval of the supervisory authorities. As of June 30, 2010, Royal Palm Bancorp was in compliance with all requirements of the MOU.
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
As of June 30, 2010, Heartland Bank had a Tier 1 leverage capital ratio of 7.23%. This ratio fell below the level required by the CDO due to additional loan loss provision related to Heartland Bank’s investment in subordinated debentures of a troubled financial institution that was recorded subsequent to June 30, 2010. The FDIC has been notified of the non-compliance, and has requested the bank to provide a plan to restore the Tier 1 leverage ratio to the required level. The Company and Heartland Bank are working with its legal advisors to develop a plan, which is expected to be implemented by December 31, 2010. Heartland Bank was in compliance with all other requirements of the CDO, including its total risk based capital ratio, which was 12.23% as of June 30, 2010.
Mid-America Bancorp. In September 2009, Mid-America Bancorp entered into a MOU with the FRB. As a one-bank holding company, this MOU primarily reflected regulatory concerns related to Mid-America’s subsidiary (Heartland Bank). Under the terms of the MOU, Mid-America Bancorp agreed, among other things, to provide certain information to the FRB including, but not limited to, financial performance updates and written reports of progress. In addition, Mid-America Bancorp agreed to assist Heartland Bank in addressing weaknesses identified in the bank examination, and not to pay any salaries or bonuses to insiders, incur any debt, declare any dividends or make any distributions of capital without the prior approval of the supervisory authorities. As of June 30, 2010, Mid-America Bancorp was in compliance with all requirements of the MOU.
No fines or penalties were imposed as a result of any of the regulatory enforcement actions.
The Company, Mercantile Bank, Royal Palm Bank, Royal Palm Bancorp, Heartland Bank and Mid-America Bancorp are committed to ensuring that future requirements of the regulatory agreements are met in a timely manner.
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
Critical Accounting Estimates
Critical accounting estimates are those that are critical to the portrayal and understanding of the Company’s financial condition and results of operations, and require management to make assumptions that are difficult, subjective, or complex. These estimates involve judgments, estimates, and uncertainties that are susceptible to change. In the event that different assumptions of conditions were to prevail, and depending on the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.
The Company’s significant accounting policies are integral to understanding the results reported. The Company’s significant accounting policies are described in detail in Note 1 to its consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC on April 7, 2010. The majority of these accounting policies do not require management to make difficult, subjective, or complex judgments or estimates, or the variability of the estimates is not material. However, management has identified the following critical policies.

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
Deferred Taxes. The Company has maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only net charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. Management considered both positive and negative evidence regarding the ultimate recoverability of the deferred tax assets. Positive evidence includes the existence of taxes paid in available carryback years, available tax planning strategies and the probability that taxable income will be generated in future periods, while negative evidence includes a cumulative loss in the current year and prior year and general business and economic trends. Management has evaluated the recoverability of the net deferred tax asset and established a partial valuation allowance for certain federal and state net operating losses and credit carryforwards that are not expected to be fully realized. Management’s analysis assumes the Company will return to profitability in 2011 and remain profitable thereafter. Management’s assumptions could change based on unanticipated changes in the current economic environment and cause management to increase its valuation allowance.
Regulatory Developments. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), into law. The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes such as, among other things, (1) enhanced resolution authority of troubled and failing banks and their holding companies; (2) increased capital and liquidity requirements; (3) increased regulatory examination fees; (4) changes to assessments to be paid to the FDIC for federal deposit insurance; and (5) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Board of Governors of the Federal Reserve System, (the “Federal Reserve”), the Office of the Comptroller of the Currency, (the “OCC”), and the Federal Deposit Insurance Corporation, (the “ FDIC”).
The following items provide a brief description of the impact of the Dodd-Frank Act on the operations and activities, both currently and prospectively, of the Company and its subsidiaries.
Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund, (the “DIF”), will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average equity. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Several of these provisions could increase the FDIC deposit insurance premiums paid by the Company’s subsidiaries. The Dodd-Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits.
Trust Preferred Securities. Under the Dodd-Frank Act, bank holding companies are prohibited from including in their regulatory Tier 1 capital hybrid debt and equity securities issued on or after May 19, 2010. Among the hybrid debt and equity securities included in this prohibition are trust preferred securities, which the Company has used in the past as a tool for raising additional Tier 1 capital and otherwise improving its regulatory capital ratios. Although the Company is permitted to continue to include its existing trust preferred securities as Tier 1 capital, the prohibition on the use of these securities as Tier 1 capital going forward may limit the Company’s ability to raise capital in the future.
The Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent Consumer Financial Protection Bureau, (the “Bureau”), within the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against certain state-chartered institutions. Although the Company’s subsidiaries do not currently offer many of these consumer products or services, compliance with any such new regulations would increase the cost of operations and, as a result, could limit the Company’s ability to expand into these products and services.
Increased Capital Standards and Enhanced Supervision. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than existing regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. Compliance with heightened capital standards may reduce the Company’s ability to generate or originate revenue-producing assets and thereby restrict revenue generation from banking and non-banking operations. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency. Compliance with new regulatory requirements and expanded examination processes could increase the Company’s cost of operations.
Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.
Transactions with Insiders. Insider transaction limitations are expanded through the strengthening on loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.
Enhanced Lending Limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Federal banking law currently limits a national bank’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions. It also eventually will prohibit state-chartered banks (such as the Company’s banking subsidiaries) from engaging in derivative transactions unless the state lending limit laws take into account credit exposure to such transactions.
Corporate Governance. The Dodd-Frank Act addresses many corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd-Frank Act (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; and (4) provides the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials.
Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. While the Company’s current assessment is that the Dodd-Frank Act will not have a material effect on the Company’s operations, given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on the Company’s operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain of business practices, impose upon more stringent capital, liquidity and leverage requirements or otherwise adversely affect the Company’s business. These changes may also require the Company to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact the Company’s results of operations and financial condition. While the Company cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have, these changes could be materially adverse to the Company’s investors.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
In addition to the risk factors previously discussed in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company also faces the risk set forth below:
Recently enacted legislative reforms and future regulatory reforms required by such legislation could have a significant impact on the Company’s business, financial condition and results of operations.
On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act ( the “Dodd-Frank Act”), into law. The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on the Company’s operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect the Company’s business. In particular, the potential impact of the Dodd-Frank Act on the Company’s operations and activities, both currently and prospectively, include, among others:
•	a reduction in the ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;

•	increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;

•	the limitation on the ability to raise capital through the use of trust preferred securities as these securities may no longer be included as Tier 1 capital going forward; and

•	the limitation on the ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.
Further, the Company may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act. Failure to comply with the new requirements may negatively impact results of operations and financial condition. While the Company cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have, these changes could be materially adverse to the Company’s investors.
The Company and its subsidiaries are subject to regulatory agreements and orders that restrict the Company and its subsidiaries from taking certain actions.
General. As is more fully discussed in the “Regulatory Matters” section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009, and Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, the Company, Mercantile Bank, Royal Palm, Royal Palm Bank, Mid-America and Heartland Bank are subject to various bank regulatory enforcement actions. As of March 31, 2010, all regulatory requirements were met. The Company will continue to work diligently to maintain compliance with the enforcement actions. If the Company is unable to comply with such requirements, the regulatory agencies could force a sale, liquidation or federal conservatorship or receivership of subsidiaries.
The Company. The Company executed a Written Agreement (“WA”) with the Federal Reserve Bank (“FRB”) in February 2010. Under the terms of the WA, the Company must, among other requirements, provide subsidiary banks with financial and managerial resources as needed, update capital and cash flow plans for the FRB, and provide periodic performance updates to the FRB. In addition, the Company is prohibited from paying any special salaries or bonuses to insiders, paying dividends, paying interest related to trust preferred securities, or incur any additional debt, without the prior written approval of the FRB.

On May 19, 2010, the Company submitted to the FRB, and the FRB accepted, a revised three-year strategic and capital plan that outlines the proposed strategies to maintain the regulatory capital status of at least “adequately capitalized”, maintain positive cash balances at the parent company level, ensure that each of the subsidiaries meets the capital requirements directed by their respective regulatory orders, and meet the Company’s debt service requirements, including distributions on the trust preferred securities.
Banking Subsidiaries. Generally, the enforcement actions pertaining to the Company’s subsidiaries require the banking subsidiaries provide certain information to each supervisory authority including, but not limited to, financial performance updates, loan performance updates, written plan for reducing classified assets and concentrations of credit, written plan to improve liquidity and reduce dependency on volatile liabilities, written capital plan, and written reports of progress. In addition, there are restrictions on the subsidiaries’ ability to declare any dividends or make any distributions of capital without the prior approval of the supervisory authorities and, with respect to the bank subsidiaries, to maintain certain Tier 1 leverage capital and total risk based capital ratios at prescribed levels.
As of June 30, 2010, Mercantile Bank, Royal Palm, Royal Palm Bank, Mid-America and Heartland Bank were in compliance with substantially all of the requirements of the enforcement actions pertaining to them. Specifically, with respect to capital ratios, as of June 30, 2010, Mercantile Bank had a Tier 1 leverage capital ratio of 8.60% and a total risk based capital ratio of 12.57%. As of June 30, 2010, Royal Palm Bank had a Tier 1 leverage capital ratio of 8.03%, Tier 1 risk based capital ratio of 12.39% and a total risk based capital ratio of 13.75%, and Heartland Bank had a Tier 1 leverage capital ratio of 7.23% and total risk based capital ratio of 12.23%.
Capital Injections and Ongoing Compliance. The Company and its subsidiaries’ ability to remain in compliance with the enforcement actions depends on various factors, including, but not limited to, the maintenance of adequate capital levels. A significant part of the plan presented to the FRB was the initiative to sell one or more subsidiary banks in order to generate liquidity to reduce debt, improve capital ratios and provide necessary capital contributions to the remaining subsidiary banks. The result of this initiative was the exchange for debt of HNB National Bank in December 2009 and the sale of Marine Bank & Trust and Brown County State Bank in February 2010. The next step in raising capital is to successfully consummate the rights offering. If the Company is not successful in raising additional capital through the rights offering, the ability to remain compliant with the enhanced capital levels required under the enforcement actions will be reduced. The Company could be compelled by banking regulators under those circumstances to sell, liquidate or place in federal conservatorship or receivership one or more of its remaining subsidiaries. Also, while these enforcement actions remain in place, the Company’s ability to address opportunities and challenges in our business, our markets and the banking industry generally will be curtailed.
We may not be able to operate profitably without the revenue stream from our discontinued operations.
The Company’s losses in 2008 and 2009 were largely due to the operating losses at Royal Palm Bank and Heartland Bank. These losses were partially offset by the operating profits (net of goodwill impairment charges) of Marine Bank & Trust, Brown County State Bank, and HNB National Bank, which were subsequently sold. While the Company believes it has addressed the majority of the asset quality issues responsible for the operating losses at Royal Palm Bank and Heartland Bank, additional unforeseen losses could have a material adverse effect on the Company’s results of operations and financial condition.
In 2009, the Company reported a consolidated net loss of $58.5 million, which included net operating profits of $5.0 million attributable to the discontinued operations. In the first quarter of 2010, the Company reported consolidated net income of $984 thousand, comprised of a net loss from continuing operations of $2.2 million, offset by net income from discontinued operations (including the gain on the sale of Marine Bank & Trust and Brown County State Bank in February 2010) of $3.2 million.
The discontinued operations accounted for approximately 41% of total consolidated revenues in 2009, and approximately 34% in the first quarter of 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities.

There were the following issuer purchases of equity securities (i.e., the Company’s common stock) during the three months ended June 30, 2010:

			Total Number of Shares	Maximum Approximate
Second Quarter			Purchased as Part of	Dollar Value of Shares that
2010 Calendar	Total Number of	Average Price	Publicly Announced	May Yet Be Purchased Under
Month	Shares Purchased (1)	Paid per Share (1)	Plans or Programs (2)	the Plans or Programs (3)

April	0	N/A	0	$8,128,000
May	0	N/A	0	$8,128,000
June	0	N/A	0	$8,128,000
Total	0	N/A	0

(1)	The total number of shares purchased and the average price paid per share include, in addition to other purchases, shares purchased in the open market and through privately negotiated transactions by the Company’s 401(k) Profit Sharing Plan. For the months indicated, there were no shares purchased by the Plan.

(2)	Includes only shares subject to publicly announced stock repurchase program, i.e. the $10 million stock repurchase program approved by the Board on August 15, 2005 and announced on August 17, 2005 (the “2005 Repurchase Program”). Does not include shares purchased by the Company’s 401(k) Profit Sharing Plan.

(3)	Dollar amount of repurchase authority remaining at month-end under the 2005 Repurchase Program, the Company’s only publicly announced repurchase program in effect at such dates. The 2005 Repurchase Program is limited to 883,656 shares (10% of the number of outstanding shares on the date the Board approved the program, adjusted for the three-for-one stock split in June of 2006 and the three-for-two split in December of 2007) but not to exceed $10 million in repurchases.
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

Date: August 16, 2010	By:	/s/ Ted T. Awerkamp
Ted T. Awerkamp
President and Chief Executive Officer (principal executive officer)

Date: August 16, 2010	By:	/s/ Michael P. McGrath
Michael P. McGrath
Executive Vice President, Treasurer, Secretary and Chief Financial Officer (principal financial officer/ principal accounting officer)