Form 10-Q
period 2010-09-30
Mercantile Bancorp, Inc.
filed 2010-11-15
CIK 1289701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

☐ Large Accelerated Filer	☐ Accelerated Filer	☑ Non-Accelerated Filer	☐ Smaller Reporting Company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act) Yes ☐ No ☑.
As of November 12, 2010 the number of outstanding shares of Common Stock, par value $0.4167 per share was 8,703,330.

MERCANTILE BANCORP, INC.
FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
MERCANTILE BANCORP, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash and due from banks	$9,239	$8,606
Interest-bearing demand deposits	75,936	94,623
Federal funds sold	9,919	18,038

Cash and cash equivalents	95,094	121,267
Available-for-sale securities	117,434	128,150
Held-to-maturity securities (fair values of $1,535 and $2,411)	1,481	2,334
Loans held for sale	2,871	681
Loans, net of allowance for loan losses of $25,866 and $18,851	681,615	757,138
Interest receivable	3,881	3,962
Foreclosed assets held for sale, net	26,126	16,409
Federal Home Loan Bank stock	2,884	2,900
Cost method investments in common stock	1,392	1,392
Deferred income taxes	10,125	10,212
Mortgage servicing rights	880	885
Cash surrender value of life insurance	15,430	15,011
Premises and equipment, net	24,330	25,670
Core deposit and other intangibles	946	1,066
Other assets	14,085	17,413
Discontinued operations, assets held for sale	—	285,992

Total assets	$998,573	$1,390,482

Liabilities
Deposits
Demand	$102,595	$108,318
Savings, NOW and money market	225,920	251,030
Time	444,908	421,412
Brokered time	95,486	173,764

Total deposits	868,909	954,524
Short-term borrowings	10,906	30,740
Long-term debt	15,000	25,172
Junior subordinated debentures	61,858	61,858
Interest payable	6,258	4,114
Other liabilities	4,742	4,827
Discontinued operations, liabilities held for sale	—	264,044

Total liabilities	967,673	1,345,279

Commitments and Contingent Liabilities (Note 10)

Equity
Mercantile Bancorp, Inc. stockholders’ equity
Common stock, $0.42 par value; authorized 30,000,000 shares;
Issued — 8,887,113 shares at September 30, 2010 and December 31, 2009
Outstanding — 8,703,330 shares at September 30, 2010 and December 31, 2009	3,629	3,629
Additional paid-in capital	11,919	11,919
Retained earnings	14,077	25,095
Accumulated other comprehensive income	2,815	2,954

	32,439	43,597
Treasury stock, at cost
Common; 183,783 shares at September 30, 2010 and December 31, 2009	(2,295)	(2,295)

Total Mercantile Bancorp, Inc. stockholders’ equity	30,145	41,302

Noncontrolling interest	755	3,901

Total equity	30,900	45,203

Total liabilities and equity	$998,573	$1,390,482

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest and Dividend Income
Loans
Taxable	$9,990	$11,033	$29,751	$33,414
Tax exempt	235	158	707	504
Securities
Taxable	847	1,032	2,743	3,334
Tax exempt	231	234	737	714
Federal funds sold	6	3	21	11
Dividends on Federal Home Loan Bank Stock	2	2	9	11
Deposits with financial institutions and other	43	8	161	160

Total interest and dividend income	11,354	12,470	34,129	38,148

Interest Expense
Deposits	3,911	4,986	11,970	17,000
Short-term borrowings	45	614	282	1,783
Long-term debt and junior subordinated debentures	1,033	1,166	3,091	3,608

Total interest expense	4,989	6,766	15,343	22,391

Net Interest Income	6,365	5,704	18,786	15,757

Provision for Loan Losses	5,386	5,341	16,526	17,644

Net Interest Income After Provision For Loan Losses	979	363	2,260	(1,887)

Noninterest Income
Fiduciary activities	581	569	1,744	1,705
Brokerage fees	243	302	899	742
Customer service fees	400	439	1,183	1,221
Other service charges and fees	195	142	564	382
Gains (losses) on sales of assets, net	(3)	(6)	5	(17)
Net gains on investments in common stock	39	—	39	—
Net gains on loan sales	248	157	466	1,046
Loan servicing fees	126	122	373	349
Net increase in cash surrender value of life insurance	143	176	420	434
Other	158	14	569	121

Total noninterest income	2,130	1,915	6,262	5,983

Noninterest Expense
Salaries and employee benefits	4,310	4,432	13,004	13,234
Net occupancy expense	675	467	1,899	1,658
Equipment expense	552	712	1,721	1,928
Deposit insurance premium	645	561	1,717	2,259
Professional fees	610	665	1,566	2,210
Postage and supplies	131	164	406	465
Losses on foreclosed assets, net	508	512	890	2,067
Other than temporary losses on available-for-sale securities and cost method investments	—	692	566	3,238
Goodwill impairment losses	—	—	—	30,417
Amortization of mortgage servicing rights	117	38	196	379
Other	1,577	1,175	4,422	3,785

Total noninterest expense	9,125	9,418	26,387	61,640

Loss from Continuing Operations Before Income Taxes	(6,016)	(7,140)	(17,865)	(57,544)
Income Tax Expense (Benefit)	2,765	(2,971)	(272)	(10,321)

Loss from Continuing Operations	(8,781)	(4,169)	(17,593)	(47,223)

Discontinued Operations
Income (loss) from discontinued operations (including gain on sale in 2010 of $4,496), net of income tax expense of $1,733 and $355, respectively	219	2,321	3,429	(8,474)

Net Loss	(8,562)	(1,848)	(14,164)	(55,697)

Less: Net loss attributable to the Noncontrolling interest	(1,035)	(488)	(3,146)	(1,415)

Net Loss attributable to Mercantile Bancorp, Inc.	$(7,527)	$(1,360)	$(11,018)	$(54,282)

Weighted Average Shares Outstanding	8,703,330	8,703,330	8,703,330	8,703,330

Basic Earnings (Loss) Per Share
Continuing operations	$(0.89)	$(0.42)	$(1.66)	$(5.27)

Discontinued operations	$0.03	$0.27	$0.39	$(0.97)

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Nine Months Ended September 30	2010	2009
Operating Activities
Net loss before attribution of noncontrolling interest	$(14,164)	$(55,697)
Net loss attributable to noncontrolling interest	(3,146)	(1,415)

Net income (loss) attributable to Mercantile Bancorp, Inc.	(11,018)	(54,282)
Items not requiring (providing) cash
Depreciation	1,358	2,065
Provision for loan losses	16,574	18,736
Amortization (accretion) of premiums and discounts on securities	482	256
Amortization (depreciation) of core deposit intangibles and other purchase accounting adjustments	120	(13)
Deferred income taxes	638	(3,886)
Other-than-temporary losses on available-for-sale and cost method investments	566	3,238
Losses on foreclosed assets	890	2,158
Gains on loan sales	(474)	(1,740)
Recovery of mortgage servicing rights	—	(244)
Amortization of mortgage servicing rights	196	399
(Gain) on sale of Marine Bank & Trust and Brown County State Bank	(4,496)	—
Net (gains) losses on sale of premises and equipment	(5)	23
Net (gains) on investments of common stock	(39)	—
Federal Home Loan Bank stock dividends	(6)	(9)
Net increase in cash surrender value of life insurance	(458)	(825)
Goodwill impairment	—	44,650

Changes in
Loans originated for sale	(38,828)	(93,806)
Proceeds from sales of loans	36,914	97,240
Interest receivable	102	472
Other assets	3,047	635
Interest payable	2,140	712
Other liabilities	(113)	2,624
Noncontrolling interest in subsidiary	(3,146)	(1,415)

Net cash provided by operating activities	4,444	16,988

Investing Activities
Cash paid in acquisition of HNB Financial, net of cash received	—	3
Cash received from sales of Marine Bank & Trust and Brown County State Bank	14,823	—
Purchases of available-for-sale securities	(19,821)	(49,508)
Proceeds from maturities of available-for-sale securities	31,116	41,082
Proceeds from the sales of available-for-sale securities	373	—
Proceeds from maturities of held-to-maturity securities	947	2,325
Net change in loans	43,183	39,667
Purchases of premises and equipment	(55)	(592)
Purchase of Federal Home Loan Bank stock	—	(80)
Proceeds from sales of Federal Home Loan Bank stock	22	718
Proceeds from sales of foreclosed assets	8,422	1,070
Purchase of bank-owned life insurance	—	(1,000)

Net cash provided by investing activities	79,010	33,685

Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	(38,123)	20,816
Net (decrease) in time and brokered time deposits	(54,406)	(57,301)
Net increase (decrease) in short-term borrowings	(9,050)	8,398
Net increase in long-term debt	—	500
Repayments of long-term debt	(10,172)	(11,500)

Net cash used in financing activities	(111,751)	(39,087)

Increase (Decrease) In Cash and Cash Equivalents	(28,297)	11,586
Cash and Cash Equivalents, Beginning of Period	123,391	89,821

Cash and Cash Equivalents, End of Period	$95,094	$101,407

Supplemental Cash Flows Information
Interest paid	$14,335	$29,750
Income taxes paid (received)	$(530)	$(3,811)
Real estate acquired in settlement of loans	$19,029	$7,475
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
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2010 and 2009. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 2009 year-end condensed consolidated balance sheet data was derived from the audited financial statements, but certain information and disclosures required by accounting principles generally accepted in the United States of America have been condensed or omitted.
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
FSAB ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance (Accounting Standards Update no. 2010-11) under ASC Topic 815 clarifies that the only form of an embedded credit derivative that relate to the subordination of one financial instrument to another. Entities that have contract containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of Topic 815 were effective for the Company on July 1, 2010 and did not have an impact on the Company’s financial statements.
FASB ASC Topic 820, “Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements.” New authoritative accounting guidance (Accounting Standards Update 2010-06) in this update requires new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements. The amendments also require a reporting entity to provide information about activity for purchases, sales, issuances, and settlements in Level 3 fair value measurements and clarify disclosures about the level of disaggregation and disclosures about inputs and valuation techniques. This update became effective for the Company for interim and annual reporting periods beginning after December 15, 2009 and did not have a significant impact on the Company’s financial statements

FASB ASC Topic 860, “Transfers and Servicing — Accounting for Transfers of Financial Assets”. New authoritative accounting guidance (Accounting Standards Update No. 2009-16) under ASC Topic 860 amends prior guidance to enhance reporting about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASC Topic 860 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The provision became effective on January 1, 2010 and did not have a significant impact on the Company’s financial statements.
4. FEDERAL HOME LOAN BANK STOCK
Federal Home Loan Bank stock is stated at cost and is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned approximately $1.9 million of Federal Home Loan Bank of Chicago (“FHLB”) stock as of September 30, 2010 and December 31, 2009. During the third quarter of 2007, FHLB received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. The FHLB will continue to provide liquidity and funding through advances and purchase loans through the Mortgage Partnership Facility program. With regard to dividends, the FHLB will continue to assess its dividend capacity each quarter and may make appropriate request for approval from its regulator. The FHLB did not pay a dividend during the calendar year of 2009 or the first three quarters of 2010. Management performed an analysis and, based on currently available information, determined the investment in this FHLB stock was not impaired as of September 30, 2010 and December 31, 2009.
5. SECURITIES
The amortized cost and fair values of securities are as follows:

	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
September 30, 2010:
U.S. Government agencies	$3,914	$100	$—	$4,014
Mortgage-backed securities: GSE residential	75,070	2,214	(2)	77,282
State and political subdivisions	32,625	956	(239)	33,342
Equity securities	2,674	122	—	2,796

	$114,283	$3,392	$(241)	$117,434

December 31, 2009:
Mortgage-backed securities: GSE residential	$92,710	$2,789	$(145)	$95,354
State and political subdivisions	28,525	1,019	(5)	29,539
Equity securities	3,603	162	(508)	3,257

	$124,838	$3,970	$(658)	$128,150

	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Held-to-maturity Securities:
September 30, 2010:
Mortgage-backed securities: GSE residential	$1,481	$54	$—	$1,535

December 31, 2009:
Mortgage-backed securities: GSE residential	$2,334	$77	$—	$2,411

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$3,605	$3,605	$—	$—
One to five years	20,227	21,109	—	—
Five to ten years	10,656	10,704	—	—
After ten years	2,051	1,938	—	—

	36,539	37,356	—	—
Mortgage-backed securities:
GSE residential	75,070	77,282	1,481	1,535
Equity securities	2,674	2,796	—	—

Totals	$114,283	$117,434	$1,481	$1,535

The carrying value of securities pledged as collateral, to secure public deposits, Federal Home Loan Bank advances, repurchase agreements and for other purposes, amounted to $32.9 million at September 30, 2010 and $47.4 million at December 31, 2009.
During the nine months ended September 30, 2010, the Company recognized other-than-temporary impairment charges of $566 thousand on two of its investments in stock of other financial institutions, which are carried as available-for-sale securities. Impairments are determined based on the difference between the Company’s carrying value and quoted market prices for the stocks as of September 30, 2010. In making the determination of impairment for each of its investments, the Company considered the duration of the loss, prospects for recovery in a reasonable period of time and the significance of the loss compared to carrying value.
The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009:

Description of	Less Than 12 Months		12 Months or More		Total
Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2010
Mortgage-backed securities: GSE residential	$368	$(2)	$—	$—	$368	$(2)
State and political subdivisions	5,081	(239)	—	—	5,081	(239)
Equity securities	—	—	—	—	—	—

Total temporarily impaired securities	$5,449	$(241)	$—	$—	$5,449	$(241)

December 31, 2009
Mortgage-backed securities: GSE residential	$12,518	$(145)	$92	$—	$12,610	$(145)
State and political subdivisions	1,831	(5)	182	—	2,013	(5)
Equity securities	2,839	(508)	—	—	2,839	(508)

Total temporarily impaired securities	$17,188	$(658)	$274	$—	$17,462	$(658)

At September 30, 2010, securities in an unrealized loss position in the investment portfolio are minimal. The Company’s mortgage-backed securities and state and political subdivision securities are in a loss position due to interest rate changes, not credit events. Those unrealized losses are considered temporary and management has the ability and intent to hold them for the foreseeable future. Their fair value is expected to recover as the investments approach their maturity date or there is a downward shift in interest rates. The Company has one equity security with an unrealized loss due to the downturn in the market of the financial services industry. The unrealized loss was not due to credit losses at the specific financial institution itself and is expected to recover in the future.
6. COST METHOD INVESTMENTS IN COMMON STOCK
The Company has minority investments in the common stock of other community banks, which are not publicly traded, that are recorded under the cost method of accounting. The Company had investments in three community banks at September 30, 2010 and December 31, 2009 with a carrying value of $1.4 million.

The Company’s cost method investments are reviewed for impairment based on each investee’s earnings performance, asset quality, changes in the economic environment, and current and projected future cash flows. Based on these reviews, the Company determined none of its investments to be other-than-temporarily impaired as of September 30, 2010.
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
The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the ASC 820 hierarchy in which their fair value measurements fall as of September 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements Using
		Quotes Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
September 30, 2010	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government agencies	$4,014	$—	$4,014	$—
Mortgage-backed securities:
GSE residential	77,282	—	77,282	—
State and political subdivisions	33,342	—	33,342	—
Equity securities	2,796	2,699	—	97

	$117,434	$2,699	$114,638	$97

		Fair Value Measurements Using
		Quotes Prices in Active
		Markets for Identical	Significant Other	Significant
		Assets	Observable Inputs	Unobservable Inputs
December 31, 2009	Fair Value	(Level 1)	(Level 2)	(Level 3)
Mortgage-backed securities:
GSE residential	$95,354	$—	$95,354	$—
State and political subdivisions	29,539	—	29,500	39
Equity securities	3,257	3,161	—	96

	$128,150	$3,161	$124,854	$135

Management values Level 3 securities based on exit prices for which management believes it could receive if they were to sell these securities. This value approximates costs for a majority of these investments. There were no changes in valuation techniques for the Level 3 securities during the period. The change in fair value of assets measured using significant unobservable (Level 3) inputs on a recurring basis for the three and nine months ended September 30, 2010 and 2009 is summarized as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Beginning balance	$97	$1,447	$135	$2,006
Total realized and unrealized gains and losses:
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Purchases, issuances and settlements	—	(58)	(38)	(617)
Transfers in and/or out of Level 3	—	—	—	—

Balance, September 30	$97	$1,389	$97	$1,389

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—	$—

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
The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis during the period and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at September 30, 2010 and December 31, 2009:

		Fair Value Measurements Using
		Quotes Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Carrying value at September 30, 2010	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$43,226	$—	$—	$43,226
Foreclosed assets held for sale	830	—	—	830
Mortgage servicing rights	880	—	—	880

		Fair Value Measurements Using
		Quotes Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Carrying value at December 31, 2009	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$44,142	$—	$—	$44,142
Foreclosed assets held for sale	885	—	—	885
Mortgage servicing rights	1,331	—	—	1,331
Cost method investments	5,409	—	—	5,409
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

The estimation methodologies used, the estimated fair values, and the recorded book balances at September 30, 2010 and December 31, 2009, were as follows:

	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets
Cash and cash equivalents	$95,094	$95,094	$121,267	$121,267
Available-for-sale securities	117,434	117,434	128,150	128,150
Held-to-maturity securities	1,481	1,535	2,334	2,441
Loans held for sale	2,871	2,871	681	681
Loans, net of allowance for loan losses	681,615	677,890	757,138	757,721
Federal Home Loan Bank stock	2,884	2,884	2,900	2,900
Cost method investments in common stock	1,392	1,392	1,392	1,392
Interest receivable	3,881	3,881	3,962	3,962

Financial liabilities
Deposits	868,909	864,682	954,524	952,611
Short-term borrowings	10,906	10,906	30,740	30,740
Long-term debt and junior subordinated debentures	76,858	46,492	87,030	56,368
Interest payable	6,258	6,258	4,114	4,114

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—
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
8. INCOME TAXES
A reconciliation of income tax expense (benefit) on continuing operations at the statutory rate to the Company’s actual income tax expense (benefit) is shown below:

	September 30,	December 31,
	2010	2009
Computed at the statutory rate (35%)	$(6,252)	$(1,580)
Increase (decrease) resulting from
Graduated tax rates	179	45
Tax exempt income	(470)	(136)
State income taxes	(922)	(2)
Increase in cash surrender value of life insurance	(142)	(42)
Changes in the deferred tax asset valuation allowance	7,352	—
Other	(17)	30

Actual tax expense (benefit)	$(272)	$(1,685)

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	September 30,	December 31,
	2010	2009
Deferred tax assets
Allowance for loan losses	$9,542	$6,885
Accrued compensated absences	122	115
Deferred compensation	796	759
Accrued postretirement benefits	136	125
Deferred loss on investments	2,301	2,050
Capital loss carryforward on disposal of HNB	3,810	5,773
Net operating loss carryforward	7,484	2,395
Stock options	111	111
Deferred loan fees	55	80
Alternative minimum tax credits	1,059	149
Other	1,421	1,029

	26,837	19,471

Deferred tax liabilities
Federal Home Loan Bank stock dividends	249	277
Depreciation	519	522
State taxes	765	452
Mortgage servicing rights	341	334
Deferred gain on sale of BOLI policies	—	770
Unrealized gains on available-for-sale securities	1,623	1,161
Purchase accounting adjustments	76	35
Other	197	118

	3,770	3,669

Net deferred tax asset before valuation allowance	23,067	15,802

Valuation allowance
Beginning balance	$(5,590)	$—
(Increase) decrease during the period	(7,352)	(5,590)

Ending balance	(12,942)	(5,590)

Net deferred tax asset	$10,125	$10,212

As of September 30, 2010, the Company had $7,484,000 of net operating loss carryforwards which will expire in 15-20 years. The Company has recognized a valuation allowance on a portion of the operating losses that have been determined not to be utilizable based on management’s analysis.
As of September 30, 2010, the Company had $1,059,000 of alternative minimum tax credits available to offset future federal income taxes. The credits have no expiration date.
9. DISCONTINUED OPERATIONS
The Company completed the sale of Marine Bank & Trust (“Marine Bank”) and Brown County State Bank (“Brown County”) to United Community Bancorp, Inc. (“United”), of Chatham, Illinois for approximately $25.8 million on February 26, 2010 resulting in a pre-tax gain of approximately $4.5 million. Approximately $531 thousand of the recognized gain was due to principal payments received by the Company in accordance with a letter agreement entered into with United at the time of the sale regarding two specified loan participations to both Marine Bank and Brown County. The proceeds of the sale were used to strengthen the Company’s capital position and reduce its outstanding debt obligations. This sale, announced in November 2009, was a stage in the Company’s multi-tiered recapitalization plan.

The following table summarizes the estimated fair values of the assets and liabilities at the date the Company sold Marine Bank and Brown County:

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

Operations for 2009 have been reclassified to include all income and expense into discontinued operations. On November 21, 2009, the Company entered into an Exchange Agreement, which provided for the sale of HNB National Bank (“HNB”), one of the Company’s subsidiary banks, in exchange for the repayment of $28 million of debt. The Company realized a loss of approximately $2.4 million on the debt exchange transaction.
The following table summarizes the income and expenses of the discontinued operations for the periods ended September 30, 2010, including Marine Bank and Brown County, and 2009 including HNB, Marine Bank, and Brown County:

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
Interest and dividend income	$—	$8,261	$2,206	$24,898
Interest expense	—	2,384	572	7,973

Net interest margin		5,877	1,634	16,925

Provision for loan loss	—	250	48	1,092
Noninterest income	238	1,309	4,754	4,179
Noninterest expense	—	4,006	866	26,612

Net income (loss) before taxes	238	2,930	5,474	(6,600)

Income tax expense	19	609	2,045	1,874

Net income	$219	$2,321	$3,429	$(8,474)

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
The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Commitments to originate loans totaled $22.8 million at September 30, 2010 and $2.3 million at December 31, 2009. The commitments extend over varying periods of time with the majority being disbursed within a one-year period. At September 30, 2010 and December 31, 2009, the Company had granted unused lines of credit to borrowers totaling $102.6 million and $143.2 million, respectively, for commercial lines and open-end consumer lines.
Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $9 million at September 30, 2010 and $12.8 million at December 31, 2009. At September 30, 2010, the outstanding standby letters of credit had a weighted average term of approximately one year. As of September 30, 2010 and December 31, 2009, no liability for the fair value of the Company’s potential obligations under these guarantees has been recorded since the amount is deemed immaterial.
11. COMPREHENSIVE LOSS
Comprehensive loss components and related taxes were as follows:

	For the Three Months
	Ended September 30,
	2010	2009
Net loss	$(8,562)	$(1,848)

Other comprehensive income (loss):
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $(184) for 2010 and $(294) for 2009	(307)	538
Less reclassification adjustment for realized gains (losses) included in income net of tax expense (benefit) of $14 for 2010 and $0 for 2009	25	—
Less reclassification adjustment for other than temporary losses included in income net of tax expense (benefit) of $(0) for 2010 and $(263) for 2009	—	(428)

Total unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $(198) for 2010 and $557 for 2009	(332)	966

Adjustment of ASC 715 (formerly SFAS 158) liability, net of tax expense (benefit) of $(0) for 2010 and $0 for 2009	(1)	—

Total other comprehensive income (loss), net of tax	(333)	966

Comprehensive loss	(8,895)	(882)

Comprehensive loss attributable to the noncontrolling interest	(1,035)	(488)

Comprehensive loss attributable to Mercantile Bancorp, Inc.	$(7,860)	$(394)

	For the Nine Months
	Ended September 30,
	2010	2009
Net loss	$(14,164)	$(55,697)

Other comprehensive income (loss):
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense of $(256) for 2010 and $(169) for 2009	(482)	(116)
Less reclassification adjustment for realized gains (losses) included in income net of tax expense (benefit) of $14 for 2010 and $0 for 2009	25	—
Less reclassification adjustment for other than temporary losses included in income net of tax benefit of $(215) for 2010 and $(1,230) for 2009	(351)	(2,007)

Total unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $(55) for 2010 and $1,061 for 2009	(156)	1,891

Adjustment of SFAS 158 liability, net of tax expense of $(10) for 2010 and $(12) for 2009	17	20

Total other comprehensive income, net of tax	(139)	1,911

Comprehensive loss	(14,303)	(53,876)

Comprehensive loss attributable to the noncontrolling interest	(3,146)	(1,415)

Comprehensive loss attributable to Mercantile Bancorp, Inc.	$(11,157)	$(52,371)

12. OPERATING AND LIQUIDITY MATTERS
The Company generated a net loss of $11.0 million in the first nine months of 2010, as well as net losses in each of the last two years, with $58.5 million in 2009 and $8.8 million in 2008, largely due to the operating losses at two of its subsidiary banks, Royal Palm Bank in Naples, Florida, and Heartland Bank in Leawood, Kansas. Both banks have experienced significant increases in non-performing assets, impaired loans and loan loss provisions, resulting in each bank’s primary regulator imposing a cease and desist order.
Royal Palm Bank’s operating losses (excluding goodwill impairment) were primarily attributable to the severe decline in real estate values in its southwest Florida market, creating both loan losses and write-downs of foreclosed assets. Heartland Bank’s losses were largely due to purchased participations from a bank in Georgia that was closed by the FDIC. Although both subsidiary banks are confident that they have identified the bulk of their asset quality issues and expect to see improved operating performance beginning in 2011, there can be no assurance that they won’t experience results similar to the past two-plus years. The Company has projected 2011 and 2012 operating results for each bank assuming an improving economy and reduced loan losses compared to 2008 through 2010. Those projections indicate each bank returning to quarterly profitability by the end of 2011 while maintaining compliance with all regulatory mandates in accordance with their respective cease and desist orders.
To address a scenario where actual losses exceed those projected by the Company, an alternate projection was performed to determine Mercantile Bank’s ability to provide sufficient liquidity to the Company, in order to maintain sufficient capital at Royal Palm Bank and Heartland Bank. Mercantile Bank is the Company’s flagship bank, representing approximately 71% of total consolidated assets at September 30, 2010, and although operating under a regulatory memorandum of understanding due to elevated levels of impaired loans, its actual loan losses over the past two-plus years have been lower than the other two subsidiaries and it retains significant earnings capacity. The result of that alternate projection was a determination that Mercantile Bank could provide the necessary liquidity, through generation of earnings, sales of assets or lines of business, and closing of branches. While the Company does not believe it to be likely, there is a risk that the FDIC would close Royal Palm Bank or Heartland Bank (or both), which could produce significantly worse results than those in the Company’s projection. In that event, the Company would resort to various capital raising and asset liquidation options discussed below.
In June 2009, the Company’s Board of Directors has initiated a process to identify and evaluate a broad range of strategic alternatives to further strengthen the Company’s capital base and enhance shareholder value. These strategic alternatives may include asset sales, rationalization of non-business operations, consolidation of operations, closing of branches, mergers of subsidiaries, capital raising and other recapitalization transactions. As part of this process, the Board created a special committee (the “Special Committee”) of independent directors to develop, evaluate and oversee any strategic alternatives that the Company may pursue. The Special Committee has retained outside financial and legal advisors to assist it with its evaluation and oversight.
     In November 2009, as a part of a capital-raising plan developed by the Special Committee and its advisors, the Company reached agreements to sell three of its subsidiary banks for cash or in exchange for the cancellation of indebtedness owed by the Company. The first of these transactions closed in December 2009, and the other two in February 2010, serving to reduce debt and provide liquidity to support the capital requirements of its remaining subsidiaries.
The Special Committee also developed and executed a plan to raise additional equity through a shareholder rights offering. On April 27, 2010, the Company’s Board of Directors, upon the recommendation of the Special Committee, approved an amendment to its Certificate of Incorporation to increase the number of authorized shares of common stock of the Company from 14,000,000 to 30,000,000 (“the Amendment”). On May 24, 2010, at the Company’s annual meeting, stockholders voted to approve the Amendment. On July 12, 2010, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (“SEC”), to register Units comprised of shares of the Company’s common stock and warrants to acquire the Company’s common stock. Holders of the Company’s common stock would receive one subscription right for each share of Company common stock held as of September 23, 2010, the record date. The offering period expired on October 29, 2010. On November 3, 2010, the Company terminated the offering without acceptance of any of the subscriptions exercised thereunder. The Company’s Board of Directors determined that in light of the Company’s stock price trading substantially below the subscription price, it was appropriate not to accept the subscriptions that were exercised. The Company continues to work with its financial advisors and legal counsel in assessing its strategic and capital-raising options.
If the Company is unsuccessful in assessing and implementing other strategic and capital-raising options, and if a liquidity crisis would develop, the Company has various alternatives, which could include selling or closing certain branches or subsidiary banks, packaging and selling high-quality commercial loans, executing sale/leaseback agreements on its banking facilities, and other options. If executed, these transactions would decrease the various banks’ assets and liabilities, generate taxable income, improve capital ratios, and reduce general, administrative and other expense. In addition, the affected subsidiary banks would dividend the funds to the Company to provide liquidity, assuming such dividends receive regulatory approval.
12. SUBSEQUENT EVENTS
On November 3, 2010, the Company announced it would terminate the shareholder rights offering it implemented on September 23, 2010 without acceptance of any of the subscriptions exercised thereunder. The Company’s Board of Directors determined that in light of the Company’s stock price trading substantially below the subscription price, it was appropriate not to accept the subscriptions that were exercised. The Company continues to work with its financial advisors and legal counsel in assessing its strategic and capital-raising options.
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
Many possible factors or events could affect the future financial results and performance of the Company and could cause those financial results or performance to differ materially from those expressed in the forward-looking statement. These possible events or factors include, without limitation:
•	the effects of current and future business and economic conditions in the markets the Company serves change or are less favorable than it expected;

•	deposit attrition, operating costs, customer loss and business disruption are greater than the Company expected;

•	competitive factors including product and pricing pressures among financial services organizations may increase;

•	the effects of changes in interest rates on the level and composition of deposits, loan demand, the values of loan collateral, securities and interest sensitive assets and liabilities may lead to a reduction in the Company’s net interest margins;

•	changes in market rates and prices may adversely impact securities, loans, deposits, mortgage servicing rights, and other financial instruments;

•	the legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial securities industry, such as the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and the extensive rule making it requires to be undertaken by various regulatory agencies may adversely affect the Company’s business, financial condition and results of operations;

•	personal or commercial bankruptcies increase;

•	the Company’s ability to expand and grow its business and operations, including the establishment of additional branches and acquisition of additional banks or branches of banks may be more difficult or costly than the Company expected;

•	any future acquisitions may be more difficult to integrate than expected and the Company may be unable to realize any cost savings and revenue enhancements the Company may have projected in connection with such acquisitions;

•	changes in accounting principles, policies or guidelines;

•	credit risks, including credit risks resulting from the devaluation of collateral debt obligations and/or structured investment vehicles on the capital markets to which the Company currently has no direct exposure;

•	the failure of assumptions underlying the Company’s deferred tax valuation assumptions;

•	the failure of assumptions underlying the establishment of the Company’s allowance for loan losses;

•	construction and development loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate, and cause the Company to be exposed to more losses on these projects than on other loans;

•	changes occur in the securities markets;

•	technology-related changes may be harder to make or more expensive than the Company anticipated;

•	worldwide political and social unrest, including acts of war and terrorism; and

•	changes occur in monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board.

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
General
Mercantile Bancorp, Inc. is a three-bank holding company headquartered in Quincy, Illinois with 12 banking facilities (11 full service offices and 1 stand-alone drive-up facility) serving 9 communities located throughout west-central Illinois, central Indiana, western Missouri, eastern Kansas and southwestern Florida. The Company is focused on meeting the financial needs of its markets by offering competitive financial products, services and technologies. It is engaged in retail, commercial and agricultural banking, and its core products include loans, deposits, trust and investment management. The Company derives substantially all of its net income from its subsidiary banks.
Wholly Owned Subsidiaries. As of September 30, 2010, the Company was the sole shareholder of the following banking subsidiaries:
•	Mercantile Bank (“Mercantile Bank”), located in Quincy, Illinois; and

•	Royal Palm Bancorp, Inc. (“Royal Palm”), the sole shareholder of Royal Palm Bank of Florida (“Royal Palm Bank”), located in Naples, Florida.
Majority-Owned Subsidiary. As of September 30, 2010, the Company was the majority, but not sole, shareholder of Mid-America Bancorp, Inc. (“Mid-America”), the sole shareholder of Heartland Bank (“Heartland”), located in Leawood, Kansas, in which the Company owns 55.5% of the outstanding voting stock. During the first three quarters of 2010, there were no transactions affecting Mid-America’s outstanding shares of common stock or the Company’s ownership percentage in Mid-America.
Other Investments in Financial Institutions. As of September 30, 2010, the Company had less than majority ownership interests in several additional banking organizations located throughout the United States. Specifically, the Company owned the following percentages of the outstanding voting stock of these banking entities:
•	2.5% of Premier Community Bank of the Emerald Coast (“Premier Community”), located in Crestview, Florida;

•	3.7% of Paragon National Bank (“Paragon”), located in Memphis, Tennessee;

•	0.9% of Enterprise Financial Services Corp. (“Enterprise”), the sole shareholder of Enterprise Bank & Trust, based in Clayton, Missouri;

•	4.1% of Solera National Bancorp, Inc. (“Solera”), the sole shareholder of Solera National Bank, located in Lakewood, Colorado;

•	2.9% of Manhattan Bancorp, Inc. (“Manhattan”), the sole shareholder of Bank of Manhattan, located in Los Angeles, California; and

•	4.9% of Brookhaven Bank (“Brookhaven”), located in Atlanta, Georgia.
On February 27, 2009, the FDIC adopted an interim rule to impose a 20 basis point emergency special assessment on June 30, 2009, which would be collected on September 30, 2009. The 20 basis point assessment was originally based on the institution’s assessment base of total deposits. In the second quarter of 2009, the FDIC announced it had revised the original interim rule to impose a 20 basis point special assessment based on deposits to a 5 basis point special assessment based on the institution’s total assets minus Tier 1 Capital. The new rule provided that additional assessments of up to 5 basis points could be imposed on September 30, 2009 and December 31, 2009 if the reserve ratio of the Deposit Insurance Fund was not at an acceptable level. The 5 basis point additional assessment for each quarter could not exceed an institution’s calculation of 10 basis points on the original assessment base of total deposits. On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The FDIC is also scheduled to increase the normal assessment rates with the intent being to replenish the Deposit Insurance Fund to the statutory limit of 1.15% of insured deposits by December 31, 2013. The December 30, 2009 prepayment is being amortized based on the actual quarterly assessment invoices received from the FDIC. As of September 30, 2010, the prepaid FDIC assessment balance is approximately $2.6 million.

On January 12, 2010, the FDIC’s board of directors approved an Advance Notice of Proposed Rulemaking, or ANPR, entitled “Incorporating Executive Compensation Criteria into the Risk Assessment System.” The ANPR requests comment on ways in which the FDIC can amend its risk-based deposit insurance assessment system to account for risks posed by certain employee compensation programs. The FDIC’s goal is to provide an incentive for insured depository institutions to adopt compensation programs that align employee interest with the long-term interests of the institution and its stakeholders, including the FDIC. In order to accomplish this goal, the FDIC would adjust a assessment rates in a manner commensurate with the risks presented by an institution’s compensation program. Examples of compensation program features that meet the FDIC’s goals include: (i) providing significant portions of performance-based compensation in the form of restricted, non-discounted company stock to those employees whose activities present a significant risk to the institution; (ii) vesting significant awards of company stock over multiple years and subject to some form of claw-back mechanism to account for the outcome of risks assumed in earlier periods; and (iii) administering the program through a board committee composed of independent directors with input from independent compensation professionals. The Company believes its compensation programs currently meet the FDIC’s goals.
In June 2009, the Company elected to defer regularly scheduled interest payments on its outstanding junior subordinated debentures relating to its trust preferred securities. The terms of the junior subordinated debentures and the trust documents allow the Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. As of September 30, 2010, the accumulated deferred interest payments totaled $4.8 million.
On July 12, 2010, the Company announced that it had implemented an early retirement option and a limited reduction in force at the Company, Mercantile Bank, Royal Palm Bank and Heartland Bank. The Company’s Board of Directors authorized these actions on June 22, 2010, upon recommendation of the Board’s Compensation Committee, as additional steps in the Company’s efforts to reduce overhead costs in light of the sale of three of the Company’s subsidiary banks in the fourth quarter of 2009 and first quarter of 2010. The early retirements and reductions in force were completed by October 31, 2010. Total expenses related to these actions (principally one-time termination payments) were approximately $191,000. A total of 22 full-time positions were eliminated, representing approximately 7.7% of the Company’s workforce prior to implementation of these actions.
Also on July 12, 2010, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (SEC), to register units comprised of shares of the Company’s common stock and warrants to acquire the Company’s common stock. Holders of the Company’s common stock would receive one subscription right for each share of Company common stock held as of September 23, 2010, the record date. The offering period expired on October 29, 2010. On November 3, 2010, the Company terminated the offering without acceptance of any of the subscriptions exercised thereunder. The Company’s Board of Directors determined that in light of the Company’s stock price trading substantially below the subscription price, it was appropriate not to accept the subscriptions that were exercised.
Results of Operations
Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009
Overview. Unless otherwise indicated, discussions below regarding income and expense for the three months ended September 30, 2010 and 2009 refer to the Company’s continuing operations. Net loss for the three months ended September 30, 2010 from both continuing and discontinued operations was $7.5 million compared with a net loss of $1.4 million for the same period in 2009. The primary factors contributing to the increase in net loss were income tax expense of $2.8 million for the three months ended September 30, 2010, compared to income tax benefit of $3.0 million for the same period in 2009, and a decrease in income from discontinued operations of $2.1 million. These increases in net loss were partially offset by an increase in net interest income of $661 thousand, an increase in noninterest income of $215 thousand, a decrease in noninterest expense of $293 thousand, and an increase in net loss attributable to noncontrolling interest of $547 thousand. Basic earnings (loss) per share (EPS) from continuing operations for the three months ended September 30, 2010 was $(0.89) compared with ($0.42) for the same period in 2009.
Total assets at September 30, 2010 were $999 million compared with $1.4 billion at December 31, 2009, a decrease of $391.9 million or 28.2%, primarily attributable to decreases in cash and cash equivalents, securities, loans, and discontinued operations assets held for sale, partially offset by an increase in foreclosed assets held for sale. Total loans, including loans held for sale, at September 30, 2010 were $710.4 million compared with $776.7 million at December 31, 2009, a decrease of $66.3 million or 8.5%. Total deposits at September 30, 2010 were $868.9 million compared with $954.5 million at December 31, 2009, a decrease of $85.6 million or 9.0%. Total Mercantile Bancorp, Inc. stockholders’ equity at September 30, 2010 was $30.1 million compared with $41.3 million at December 31, 2009, a decrease of $11.2 million or 27.0%.

The Company’s annualized return on average assets was (2.95)% for the three months ended September 30, 2010, compared with (0.32)% for the same period in 2009. The annualized return on average stockholders’ equity was (80.73)% for the three months ended September 30, 2010, compared to (10.94)% for the same period in 2009.
Discontinued Operations. As a result of the sale of two of the Company’s wholly-owned subsidiaries, Marine Bank and Trust and Brown County State Bank, to United Community Bancshares, Inc. on February 26, 2010, the assets and liabilities of those two banks are included in the Company’s consolidated balance sheet as of December 31, 2009, but are reflected as “Discontinued operations, assets held for sale” and “Discontinued operations, liabilities held for sale”. The income and expenses of those two banks for the period January 1 through February 26, 2010 and the three months ended September 30, 2009 are included in “Income (loss) from discontinued operations” in the Company’s consolidated statements of operations. As a result of the exchange for debt of another of the Company’s wholly-owned subsidiaries, HNB National Bank, on December 16, 2009, that bank’s income and expenses for the three months ended September 30, 2009 are included in “Income (loss) from discontinued operations” in the Company’s consolidated statements of operations.
Net Interest Income. For the three months ended September 30, 2010, net interest income increased $661 thousand, or 11.6%, to $6.4 million compared with $5.7 million for the same period in 2009. The increase was primarily due to decreased volumes of savings, money market and time and brokered time deposits, short-term borrowings and long-term debt, increased rates on loans, and decreased rates on all deposits. For the three months ended September 30, 2010 and 2009, the net interest margin increased by 56 basis points to 2.73% from 2.17% while the net interest spread increased by 50 basis points to 2.60% from 2.10%, respectively.
Interest and dividend income for the three months ended September 30, 2010 decreased $1.1 million, or 8.9%, to $11.4 million compared with $12.5 million for the same period in 2009. This decrease was due primarily to a decrease in loan interest income of $966 thousand. Average total loans from continuing operations for the three months ended September 30, 2010 decreased $107.7 million, or 13.0%, to $717.6 million compared with $825.3 million for the same period in 2009, while the average yield on total loans increased 27 basis points to 5.65% for the same period. Average total investments for the three months ended September 30, 2010 increased $1.8 million, or 1.46%, to $122.6 million compared with $120.8 million for the same period in 2009, while the average yield on investments decreased 77 basis points to 3.49% for the same period. For the three months ended September 30, 2010, compared to the same period in 2009, the yield on total average earning assets decreased by 13 basis points to 4.87%.
Interest expense for the three months ended September 30, 2010 decreased $1.8 million, or 26.3%, to $5.0 million compared with $6.8 million for the same period in 2009. This decrease was due primarily to decreases in interest expense on deposits of $1.1 million and interest expense on short-term borrowings of $569 thousand. Average total interest-bearing deposits for the three months ended September 30, 2010 decreased $76.6 million, or 9.0%, to $778.6 million compared with $855.2 million for the same period in 2009, while the average cost of funds on total interest-bearing deposits decreased 37 basis points to 1.99% for the same period. The average cost of funds on all categories of deposits decreased in the three months ended September 30, 2010, compared to the same period in 2009, primarily due to the Company reducing deposit rates to align with competitors in an inelastic rate environment. Average total long-term debt for the three months ended September 30, 2010 decreased $20.1 million, or 20.7%, to $76.9 million compared with $96.9 million for the same period in 2009, while the average cost of funds on long-term debt increased 56 basis points to 5.33% for the same period. For the three months ended September 30, 2010, compared to the same period in 2009, the cost of funds on total average interest-bearing liabilities decreased by 37 basis points to 2.27%.
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

	For the three months ended September 30
	2010			2009
		Income/			Income/
	Average Balance	Expense	Yield/Rate	Average Balance	Expense	Yield/Rate
	(dollars in thousands)
Assets
Interest-bearing demand deposits	$71,794	$43	0.24%	$86,706	$8	0.04%
Federal funds sold	10,679	6	0.22%	8,504	3	0.14%
Securities:
Taxable
U.S. treasuries and government agencies	4,079	24	2.33%	—	3	0.00%
Mortgage-backed securities: GSE residential	33,052	244	2.93%	24,012	241	3.98%
Other securities	58,283	579	3.94%	69,193	788	4.52%

Total taxable	95,414	847	3.52%	93,205	1,032	4.39%
Non-taxable — State and political subdivision (3)	27,164	231	3.37%	27,612	234	3.36%
Loans (net of unearned discount) (1)(2)	717,608	10,225	5.65%	825,305	11,191	5.38%
Federal Home Loan Bank stock	2,949	2	0.27%	2,947	2	0.27%

Total interest-earning assets	925,608	$11,354	4.87%	1,044,279	$12,470	4.74%

Cash and due from banks	10,350			12,359
Interest receivable	3,847			4,288
Foreclosed assets held for sale, net	25,876			10,401
Cost method investments in common stock	1,392			2,210
Cash surrender value of life insurance	15,337			14,783
Premises and equipment	24,618			26,254
Other	26,855			20,290
Intangible assets	1,861			1,992
Allowance for loan loss	(22,184)			(23,271)
Discontinued operations, Assets held for sale	—			595,767

Total assets	$1,013,560			$1,709,352

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$66,345	$44	0.26%	$63,078	$48	0.30%
Savings deposits	45,604	38	0.33%	46,873	64	0.54%
Money-market deposits	112,432	163	0.58%	160,918	315	0.78%
Time and brokered time deposits	554,268	3,666	2.62%	584,364	4,559	3.10%
Short-term borrowings	14,907	45	1.20%	65,039	614	3.75%
Long term debt	15,001	159	4.21%	35,052	347	3.93%
Junior subordinated debentures	61,858	874	5.61%	61,858	819	5.25%

Total interest-bearing liabilities	870,415	$4,989	2.27%	1,017,182	$6,766	2.64%

Demand deposits	93,773			85,234
Interest payable	6,063			3,796
Other liabilities	4,594			4,650
Discontinued operations, Liabilities held for sale	—			544,499
Noncontrolling interest	1,723			4,682
Stockholders’ equity	36,992			49,309

Total liabilities and stockholders’ equity	$1,013,560			$1,709,352

Interest spread			2.60%			2.10%
Net interest income		$6,365			$5,704

Net interest margin			2.73%			2.17%
Interest-earning assets to interest-bearing liabilities	106.34%			102.66%

(1)	Non-accrual loans have been included in average loans, net of unearned discount

(2)	Includes loans held for sale

(3)	The tax exempt income for state and political subdivisions in not recorded on a tax equivalent basis.

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

	For the three months ended September 30,
	2010 vs. 2009
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
Increase (decrease) in interest income:
Interest-bearing bank deposits	$(2)	$37	$35
Federal funds sold	1	2	3
Investment securities:
U.S. Treasuries and Agencies	—	21	21
Mortgage-backed securities: GSE residential	77	(74)	3
States and political subdivision (1)	(4)	1	(3)
Other securities	(115)	(94)	(209)
Loans (net of unearned discounts)	(1,514)	548	(966)
Federal Home Loan Bank stock	—	—	—

Change in interest income	(1,557)	441	(1,116)

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	2	(6)	(4)
Savings deposits	(2)	(24)	(26)
Money-market deposits	(82)	(70)	(152)
Time and brokered time deposits	(226)	(667)	(893)
Short-term borrowings	(302)	(267)	(569)
Long-term debt and junior subordinated debentures	(259)	126	(133)

Change in interest expense	(869)	(908)	(1,777)

Increase (decrease) in net interest income	$(688)	$1,349	$661

(1)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.
Provision for Loan Losses. Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the three months ended September 30, 2010, the provision increased by $45 thousand to $5.4 million, compared with $5.3 million for the same period in 2009. The Company continues to be negatively impacted by further declines in real estate values that collateralize loans, both in its Florida market and in some of its purchased participations in commercial real estate developments in other areas of the country. The allowance for loan losses at September 30, 2010 was $25.9 million, or 3.64% of total loans, an increase of $7.0 million from $18.9 million or 2.43% of total loans at December 31, 2009. Nonperforming loans were $55.9 million, or 7.87% of total loans as of September 30, 2010, compared with $50.8 million, or 6.54% of total loans as of December 31, 2009. Impaired loans decreased from $111.2 million at December 31, 2009 to $105.7 million at September 30, 2010. Approximately $12.1 million of this decrease is attributable to foreclosures on two loans to commercial real estate developers by Mercantile Bank and the subsequent transfer of the properties to foreclosed assets held for sale. The remainder of the decrease was due to the charge-offs at Mercantile Bank and Heartland, as well as payments received on impaired loans. This decrease was partially offset by an increase in impaired loans at Mercantile Bank, Royal Palm Bank, and Heartland throughout 2010. The Company anticipates a portion of the impaired loans will eventually be charged off, but believes it has adequately reserved for these losses based on circumstances existing as of September 30, 2010.
Management has a process in place to review each subsidiary bank’s loan portfolio on a quarterly basis by an independent consulting firm that reports directly to the Audit Committee of the Board of Directors. The purpose of these quarterly reviews is to assist management in evaluating the adequacy of the allowance for loan losses. In light of the elevated levels of nonperforming and impaired loans over historical averages, management has increased the frequency and scope of the reviews in areas deemed to have the greatest risk of potential losses. Management’s goal is to identify problems loans as soon as possible, with the hope that early detection and attention to these loans will minimize the amount of the loss.

Noninterest Income. Noninterest income for the three months ended September 30, 2010 increased $215 thousand to $2.1 million compared with $1.9 million for the same period in 2009. The increase in noninterest income was primarily due to increases in other service charges and fees, net gains on loan sales, and other income, partially offset by decreases in brokerage fees.
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months
	Ended September 30
	2010	2009
Fiduciary activities	$581	$569
Brokerage fees	243	302
Customer service fees	400	439
Other service charges and fees	195	142
Net gains (losses) on sales of assets	(3)	(6)
Net gains on investments in common stock	39	—
Net gains on loan sales	248	157
Loan servicing fees	126	122
Net increase in cash surrender value of life insurance	143	176
Other	158	14

Total noninterest income	$2,130	$1,915

Other service charges and fees for the three months ended September 30, 2010 increased $53 thousand to $195 thousand compared with $142 thousand for the same period in 2009, primarily due to an expansion of the number of accounts that generate transaction and maintenance fees.
Net gains on loan sales for the three months ended September 30, 2010 increased $91 thousand to $248 thousand compared with $157 thousand for the same period in 2009, primarily due to an increase in residential mortgage refinancing activity.
Other noninterest income for the three months ended September 30, 2010 increased $144 thousand to $158 thousand compared with $14 thousand for the same period in 2009, primarily due to fees for providing data processing services to the three former subsidiaries that were sold in December 2009 and February 2010.
Brokerage fees for the three months ended September 30, 2010 decreased $59 thousand to $243 thousand compared with $302 thousand for the same period in 2009, primarily due to the volatility of the economy and stock market, creating fluctuations in amounts and timing of performance-based fees generated on customer brokerage accounts .
Noninterest Expense. For the three months ended September 30, 2010, noninterest expense decreased $293 thousand to $9.1 million compared with $9.4 million for the same period in 2009, primarily due to a decrease in other than temporary losses on available-for-sale securities and cost method investments, partially offset by an increase in other noninterest expense.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months
	Ended September 30
	2010	2009
Salaries and employee benefits	$4,310	$4,432
Net occupancy expense	675	467
Equipment expense	552	712
Deposit insurance premium	645	561
Professional fees	610	665
Postage and supplies	131	164
Losses on foreclosed assets, net	508	512
Other than temporary losses on available-for-sale securities and cost method investments	—	692
Amortization of mortgage servicing rights	117	38
Other	1,577	1,175

Total noninterest expense	$9,125	$9,418

Other than temporary losses on available-for-sale securities and cost method investments decreased $692 thousand for the three months ended September 30, 2010 compared to the same period in 2009, primarily due to the gradual stabilization of values associated with these securities and investments from 2009 to 2010.
Other noninterest expense for the three months ended September 30, 2010 increased $402 thousand to $1.6 million compared with $1.2 million for the same period in 2009, primarily due to increases in liability insurance expense and repossession and foreclosure expenses.
Income Tax Expense (Benefit). Income tax expense from continuing operations for the three months ended September 30, 2010 was $2.8 million compared to a benefit of $3.0 million for the same period in 2009, primarily due to an increase in the valuation allowance on a portion of the operating losses that have been determined not to be utilizable based on management’s analysis.
The Company has recognized no increase in its liability for unrecognized tax benefits. The Company files income tax returns in the U.S. federal jurisdiction and the states of Illinois, Missouri, Kansas and Florida jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2005.
Results of Operations
Comparison of Operating Results for the Nine Months Ended September 30, 2010 and 2009
Overview. Unless otherwise indicated, discussions below regarding income and expense for the nine months ended September 30, 2010 and 2009 refer to the Company’s continuing operations. Net loss for the nine months ended September 30, 2010 from both continuing and discontinued operations was $11.0 million compared with a net loss of $54.3 million for the same period in 2009. The primary factor contributing to the decrease in net loss was a goodwill impairment charge of $30.4 million recognized during 2009. Other factors contributing to the decrease in net loss were an increase in net interest income of $3.0 million, a decrease in provision for loan losses of $1.1 million, an increase in noninterest income of $279 thousand, a decrease in noninterest expense of $35.3 million (including the $30.4 million decrease in goodwill impairment charge), an increase in income from discontinued operations of $11.9 million, and an increase in net loss attributable to noncontrolling interest of $1.7 million, partially offset by a decrease in income tax benefit of $10.0 million. Basic earnings (loss) per share (EPS) for the nine months ended September 30, 2010 were $(1.66) compared with $(5.27) for the same period in 2009.
The Company’s annualized return on average assets was (1.34)% for the nine months ended September 30, 2010, compared with (4.14)% for the same period in 2009. The annualized return on average stockholders’ equity was (36.40)% for the nine months ended September 30, 2010, compared to (88.72)% for the same period in 2009.
Discontinued Operations. As a result of the sale of two of the Company’s wholly owned subsidiaries, Marine Bank and Trust and Brown County State Bank, to United Community Bancshares, Inc. on February 26, 2010, the assets and liabilities of those two banks are included in the Company’s consolidated balance sheet as of December 31, 2009, but are reflected as “Discontinued operations, assets held for sale” and “Discontinued operations, liabilities held for sale”. The income and expenses of those two banks for the period January 1 through February 26, 2010 and the nine months ended September 30, 2009 are included in “Income (loss) from discontinued operations” in the Company’s consolidated statements of operations. As a result of the exchange for debt of another of the Company’s wholly owned subsidiaries, HNB National Bank, on December 16, 2009, that bank’s income and expenses for the nine months ended September 30, 2009 are included in “Income (loss) from discontinued operations” in the Company’s consolidated statements of operations.
Net Interest Income. For the nine months ended September 30, 2010, net interest income increased $3.0 million, or 19.2%, to $18.8 million compared with $15.8 million for the same period in 2009. The increase was primarily due to decreased volumes of money market and time and brokered time deposits, short-term borrowings and long-term debt, increased rates on loans, and decreased rates on all deposits. For the nine months ended September 30, 2010 and 2009, the net interest margin increased by 64 basis points to 2.63% from 1.99% while the net interest spread increased by 54 basis points to 2.47% from 1.93%, respectively.
Interest and dividend income for the nine months ended September 30, 2010 decreased $4.0 million, or 10.5%, to $34.1 million compared with $38.1 million for the same period in 2009. This decrease was due primarily to a decrease in loan interest income of $3.5 million. Average total loans for the nine months ended September 30, 2010 decreased $97.8 million, or 11.6%, to $743.0 million compared with $840.8 million for the same period in 2009, while the average yield on total loans increased 9 basis points to 5.48% for the same period. Average total investments for the nine months ended September 30, 2010 decreased $742 thousand, or 0.59%, to $125.4 million compared with $126.2 million for the same period in 2009, while the average yield on investments decreased 68 basis points to 3.71% for the same period. For the nine months ended September 30, 2010, compared to the same period in 2009, the yield on total average earning assets decreased by 5 basis points to 4.77%.

Interest expense for the nine months ended September 30, 2010 decreased $7.0 million, or 31.5%, to $15.3 million compared with $22.4 million for the same period in 2009. This decrease was due primarily to decreases in interest expense on deposits of $5.0 million and interest expense on short-term borrowings of $1.5 million. Average total interest-bearing deposits for the nine months ended September 30, 2010 decreased $77.4 million, or 8.7%, to $794.3 million compared with $871.7 million for the same period in 2009, while the average cost of funds on total interest-bearing deposits decreased 61 basis points to 2.01% for the same period. The average cost of funds on all categories of deposits decreased in the nine months ended September 30, 2010, compared to the same period in 2009, due to the Company reducing deposit rates to align with competitors in an inelastic rate environment. Average total long-term debt for the nine months ended September 30, 2010 decreased $19.4 million, or 20.0%, to $77.5 million compared with $96.9 million for the same period in 2009, primarily due to the payoff of a large note payable, while the average cost of funds on long-term debt increased 35 basis points to 5.33% for the same period. For the nine months ended September 30, 2010, compared to the same period in 2009, the cost of funds on total average interest-bearing liabilities decreased by 58 basis points to 2.30%.
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

	For the nine months ended September 30
	2010			2009
		Income/			Income/
	Average Balance	Expense	Yield/Rate	Average Balance	Expense	Yield/Rate

	(dollars in thousands)
Assets
Interest-bearing demand deposits	$72,611	$161	0.30%	$77,582	$160	0.28%
Federal funds sold	11,892	21	0.24%	12,058	11	0.12%
Securities:
Taxable
U.S. treasuries and government agencies	2,328	49	2.81%	1,722	25	1.94%
Mortgage-backed securities: GSE residential	33,632	800	3.18%	23,834	784	4.40%
Other securities	61,739	1,894	4.10%	72,509	2,525	4.66%

Total taxable	97,699	2,743	3.75%	98,065	3,334	4.55%
Non-taxable — State and political subdivision (3)	27,727	737	3.55%	28,103	714	3.40%
Loans (net of unearned discount) (1)(2)	743,006	30,458	5.48%	840,834	33,918	5.39%
Federal Home Loan Bank stock	2,899	9	0.42%	3,332	11	0.44%

Total interest-earning assets	955,834	$34,129	4.77%	1,059,974	$38,148	4.81%

Cash and due from banks	9,334			12,432
Interest receivable	3,797			4,351
Foreclosed assets held for sale, net	20,507			10,177
Cost method investments in common stock	1,392			2,874
Cash surrender value of life insurance	15,221			14,194
Premises and equipment	24,993			26,664
Other	24,497			19,269
Goodwill	—			20,480
Intangible assets	1,890			1,545
Allowance for loan loss	(20,183)			(19,798)
Discontinued operations, Assets held for sale	58,130			602,904

Total assets	$1,095,412			$1,755,066

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$67,476	$137	0.27%	$65,152	$158	0.32%
Savings deposits	46,921	123	0.35%	46,705	218	0.62%
Money-market deposits	120,516	533	0.59%	153,013	1,057	0.92%
Time and brokered time deposits	559,397	11,177	2.67%	606,800	15,567	3.43%
Short-term borrowings	20,056	282	1.88%	69,195	1,783	3.45%
Long term debt	15,687	538	4.59%	35,052	1,085	4.14%
Junior subordinated debentures	61,858	2,553	5.52%	61,858	2,523	5.45%

Total interest-bearing liabilities	891,911	$15,343	2.30%	1,037,775	$22,391	2.88%

Demand deposits	97,320			81,043
Interest payable	5,239			3,341
Other liabilities	4,190			4,414
Discontinued operations, Liabilities held for sale	53,479			541,608
Noncontrolling interest	2,800			5,082
Stockholders’ equity	40,473			81,803

Total liabilities and stockholders’ equity	$1,095,412			$1,755,066

Interest spread			2.47%			1.93%
Net interest income		$18,786			$15,757

Net interest margin			2.63%			1.99%
Interest-earning assets to interest-bearing liabilities	107.17%			102.14%

(1)	Non-accrual loans have been included in average loans, net of unearned discount

(2)	Includes loans held for sale

(3)	The tax exempt income for state and political subdivisions in not recorded on a tax equivalent basis.

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

	For the nine months ended September 30,
		2010 vs. 2009
	Increase (Decrease) Due to Change in
	Volume	Rate	Total

Increase (decrease) in interest income:
Interest-bearing bank deposits	$(11)	$12	$1
Federal funds sold	—	10	10
Investment securities:
U.S. Treasuries and Agencies	11	13	24
Mortgage-backed securities: GSE residential	269	(253)	16
States and political subdivision (1)	(10)	33	23
Other securities	(350)	(281)	(631)
Loans (net of unearned discounts)	(4,002)	542	(3,460)
Federal Home Loan Bank stock	(1)	(1)	(2)

Change in interest income	(4,094)	75	(4,019)

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	5	(26)	(21)
Savings deposits	1	(96)	(95)
Money-market deposits	(195)	(329)	(524)
Time and brokered time deposits	(1,146)	(3,244)	(4,390)
Short-term borrowings	(915)	(586)	(1,501)
Long-term debt and junior subordinated debentures	(759)	242	(517)

Change in interest expense	(3,009)	(4,039)	(7,048)

Increase (decrease) in net interest income	$(1,085)	$4,114	$3,029

(1)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.
Provision for Loan Losses. Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the nine months ended September 30, 2010, the provision decreased by $1.1 million to $16.5 million, compared with $17.6 million for the same period in 2009, primarily due to the gradual stabilization of the economy and the Company persistently working through problem loans. The Company continues to be negatively impacted by further declines in real estate values that collateralize loans, both in its Florida market and in some of its purchased participations in commercial real estate developments in other areas of the country. Additionally, the provision for the nine months ended September 30, 2010 includes approximately $2.0 million related to a subordinated debenture at a troubled financial institution held by both Royal Palm Bank and Heartland. The allowance for loan losses at September 30, 2010 was $25.9 million, or 3.64% of total loans, an increase of $7.0 million from $18.9 million or 2.43% of total loans at December 31, 2009. Nonperforming loans were $55.9 million, or 7.87% of total loans as of September 30, 2010, compared with $50.8 million, or 6.54% of total loans as of December 31, 2009. Impaired loans decreased from $111.2 million at December 31, 2009 to $105.7 million at September 30, 2010. Approximately $12.1 million of this decrease is attributable to foreclosures on two loans to commercial real estate developers by Mercantile Bank and the subsequent transfer of the properties to foreclosed assets held for sale. The remainder of the decrease was due to the charge-offs at Mercantile Bank and Heartland, as well as payments received on impaired loans. This decrease was partially offset by an increase in impaired loans at Mercantile Bank, Royal Palm Bank, and Heartland throughout 2010. The Company anticipates a portion of the impaired loans will eventually be charged off, but believes it has adequately reserved for these losses based on circumstances existing as of September 30, 2010.
Management has a process in place to review each subsidiary bank’s loan portfolio on a quarterly basis by an independent consulting firm that reports directly to the Audit Committee of the Board of Directors. The purpose of these quarterly reviews is to assist management in evaluating the adequacy of the allowance for loan losses. In light of the elevated levels of nonperforming and impaired loans over historical averages, management has increased the frequency and scope of the reviews in areas deemed to have the greatest risk of potential losses. Management’s goal is to identify problems loans as soon as possible, with the hope that early detection and attention to these loans will minimize the amount of the loss.
Noninterest Income. Noninterest income for the nine months ended September 30, 2010 increased $279 thousand to $6.3 million compared with $6.0 million for the same period in 2009. The increase in noninterest income was primarily due to increases in brokerage fees, other service charges and fees, and other income, partially offset by decreases in net gains on loan sales.
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Nine Months Ended
	September 30
	2010	2009

Fiduciary activities	$1,744	$1,705
Brokerage fees	899	742
Customer service fees	1,183	1,221
Other service charges and fees	564	382
Net gains (losses) on sales of assets	5	(17)
Net gains on investments in common stock	39	—
Net gains on loan sales	466	1,046
Loan servicing fees	373	349
Net increase in cash surrender value of life insurance	420	434
Other	569	121

Total noninterest income	$6,262	$5,983

Brokerage fees for the nine months ended September 30, 2010 increased $157 thousand to $899 thousand compared with $742 thousand for the same period in 2009, primarily due to the volatility of the economy and stock market, creating fluctuations in amounts and timing of performance-based fees generated on customer brokerage accounts.
Other service charges and fees for the nine months ended September 30, 2010 increased $182 thousand to $564 thousand compared with $382 thousand for the same period in 2009, primarily due to an expansion of the number of accounts that generate transaction and maintenance fees.
Other noninterest income for the nine months ended September 30, 2010 increased $448 thousand to $569 thousand compared with $121 thousand for the same period in 2009, primarily due to fees for providing data processing services to the three former subsidiaries that were sold in December 2009 and February 2010.
Net gains on loan sales for the nine months ended September 30, 2010 decreased $580 thousand to $466 thousand compared with $1.0 million for the same period in 2009, primarily due to a slow-down in residential mortgage refinancing activity, ultimately leading to a reduction in the amount of loan sales from 2009 to 2010.
Noninterest Expense. For the nine months ended September 30, 2010, noninterest expense decreased $35.3 million to $26.4 million compared with $61.6 million for the same period in 2009, primarily due to a goodwill impairment charge of $30.4 million in 2009. The decrease was also attributable to decreases in net losses on foreclosed assets and other than temporary losses on available-for-sale securities and cost method investments.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Nine Months Ended
	September 30
	2010	2009

Salaries and employee benefits	$13,004	$13,234
Net occupancy expense	1,899	1,658
Equipment expense	1,721	1,928
Deposit insurance premium	1,717	2,259
Professional fees	1,566	2,210
Postage and supplies	406	465
Losses on foreclosed assets, net	890	2,067
Other than temporary losses on available-for-sale securities and cost method investments	566	3,238
Goodwill impairment losses	—	30,417
Amortization of mortgage servicing rights	196	379
Other	4,422	3,785

Total noninterest expense	$26,387	$61,640

Net losses on foreclosed assets decreased $1.2 million for the nine months ended September 30, 2010 to $890 thousand, from $2.1 million for the same period in 2009, primarily due to write-downs of the carrying values of several foreclosed properties held by Royal Palm, based on updated appraisals during the second quarter of 2009. The write-downs of carrying values have continued into 2010, but are occurring at a slower pace.
Other than temporary losses on available-for-sale securities and cost method investments decreased $2.7 million for the nine months ended September 30, 2010 to $566 thousand, from $3.2 million for the same period in 2009, primarily due to the gradual stabilization of values associated with these securities and investments from 2009 to 2010.
Income Tax Benefit. Income tax benefit from continuing operations for the nine months ended September 30, 2010 decreased to $272 thousand compared to $10.3 million for the same period in 2009, primarily due to the decrease in loss before income taxes, partially offset by an increase in the valuation allowance on a portion of the operating losses that have been determined not to be utilizable based on management’s analysis.
The Company has recognized no increase in its liability for unrecognized tax benefits. The Company files income tax returns in the U.S. federal jurisdiction and the states of Illinois, Missouri, Kansas and Florida jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2005.
Financial Condition
September 30, 2010 Compared to December 31, 2009
Loan Portfolio. Total loans from continuing operations, including loans held for sale, decreased $66.3 million or 8.5% to $710.4 million as of September 30, 2010 from $776.7 million as of December 31, 2009. The Company’s subsidiary banks experienced decreased loan balances in the first nine months of 2010 due to seasonal fluctuations, debt paydowns, stricter underwriting standards, and the uncertain economy and the fear of continued recession causing potential borrowers to reduce their spending. At September 30, 2010 and December 31, 2009, the ratio of total loans to total deposits was 81.8% and 81.4%, respectively. For the same periods, total loans represented 71.1% and 55.9% of total assets, respectively.
The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated, with 2009 restated to exclude discontinued operations:

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent

	(dollars in thousands)
Commercial and financial	$152,586	21.48%	$161,702	20.82%
Agricultural	11,820	1.66%	9,832	1.27%
Real estate — farmland	17,201	2.42%	19,655	2.53%
Real estate — construction	112,954	15.90%	153,578	19.77%
Real estate — commercial	161,200	22.70%	163,292	21.02%
Real estate — residential (1)	190,338	26.79%	193,818	24.96%
Installment loans to individuals	64,253	9.05%	74,793	9.63%

Total loans	710,352	100.00%	776,670	100.00%

Allowance for loan losses	25,866		18,851

Total loans, including loans held for sale, net of allowance for loan losses	$684,486		$757,819

(1)	Includes loans held for sale
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

Total nonperforming loans increased to $55.9 million as of September 30, 2010 from $50.8 million as of December 31, 2009, while total nonperforming loans and nonperforming other assets increased to $82.1 million as of September 30, 2010 from $67.2 million as of December 31, 2009. The Company continues to be negatively impacted by further declines in real estate values that collateralize loans, both in its Florida market and in some of its purchased participations in commercial real estate developments in other areas of the country.
Impaired loans decreased from $111.2 million at December 31, 2009 to $105.7 million at September 30, 2010. Approximately $12.1 million of this decrease is attributable to foreclosures on two loans to commercial real estate developers by Mercantile Bank and the subsequent transfer of the properties to foreclosed assets held for sale. The remainder of the decrease was due to the charge-offs at Mercantile Bank and Heartland, as well as payments received on impaired loans. This decrease was partially offset by an increase in impaired loans at Mercantile Bank, Royal Palm Bank, and Heartland throughout 2010. The Company anticipates a portion of the impaired loans will eventually be charged off, but believes it has adequately reserved for these losses based on circumstances existing as of September 30, 2010.
Nonperforming other assets is comprised primarily of the carrying value of several foreclosed commercial real estate properties in the Midwest and Florida that the Company intends to sell, with the carrying value representing management’s assessment of the net realizable value in the current market. The ratio of nonperforming loans to total loans increased to 7.87% as of September 30, 2010, from 6.54% as of December 31, 2009. The ratio of nonperforming loans and nonperforming other assets to total loans increased to 11.56% as of September 30, 2010 from 8.66% as of December 31, 2009.
The following table presents information regarding nonperforming assets at the dates indicated, with 2009 restated to exclude discontinued operations:

	September 30,	December 31,
	2010	2009

Nonaccrual loans
Commercial and financial	$2,882	$1,439
Agricultural	—	248
Real estate — farmland	715	62
Real estate — construction	30,656	33,946
Real estate — commercial	7,316	7,378
Real estate — residential	6,797	6,803
Installment loans to individuals	164	154

Total nonaccrual loans	48,530	50,030

Loans 90 days past due and still accruing	3,773	393
Restructured loans	3,622	397

Total nonperforming loans	55,925	50,820

Repossessed assets	26,178	16,409
Other assets acquired in satisfaction of debt previously contracted	—	—

Total nonperforming other assets	26,178	16,409

Total nonperforming loans and nonperforming other assets	$82,103	$67,229

Nonperforming loans to loans, before allowance for loan losses	7.87%	6.54%

Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	11.56%	8.66%

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
Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Audit Committee of the Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers the diversification by industry of the commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, and the present level of the allowance for loan losses.
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
The allowance for loan losses increased $7.0 million to $25.9 million as of September 30, 2010 from $18.9 million as of December 31, 2009. Provision for loan losses was $16.5 million and net charge-offs were $9.5 million for the nine months ended September 30, 2010. The allowance for loan losses as a percent of total loans increased to 3.64% as of September 30, 2010 from 2.43% as of December 31, 2009. The increase was due to further deterioration of the commercial real estate markets in several of the Company’s locations, particularly in southwest Florida, resulting in nonperforming and impaired loan totals at historic elevated levels, as well as additional provisions at Heartland and Royal Palm Bank in regards to a subordinated debenture at a troubled financial institution, and at Mercantile Bank in regards to purchased participations in out-of-territory commercial real estate developments. The increase in allowance for loan losses was partially offset by increases in net charge-offs at Mercantile Bank and Heartland. As a percent of nonperforming loans, the allowance for loan losses increased to 46.25% as of September 30, 2010 from 37.09% as of December 31, 2009. The Company believes it has adequately reserved for potential losses based on circumstances existing as of September 30, 2010.

The following table presents for the periods indicated an analysis of the allowance for loan losses and other related data, with 2009 restated to exclude discontinued operations:

	As of and for the
	Nine Months Ended	As of and for the
	September 30,	Year Ended December
	2010	31, 2009
Average loans outstanding during year	$743,006	$840,834

Allowance for loan losses:
Balance at beginning of year	$18,851	$19,038

Loans charged-off:
Commercial and financial	2,777	927
Agricultural	13	438
Real estate — farmland	39	—
Real estate — construction	4,037	10,938
Real estate — commercial	1,019	2,055
Real estate — residential	1,220	7,218
Installment loans to individuals	627	899

Total charge-offs	9,732	22,475

Recoveries:
Commercial and financial	72	—
Agricultural	15	13
Real estate — farmland	—	—
Real estate — construction	52	34
Real estate — commercial	1	7
Real estate — residential	20	8
Installment loans to individuals	61	143

Total recoveries	221	205

Net charge-offs	9,511	22,270
Provision for loan losses	16,526	22,083

Balance at end of year	$25,866	$18,851

Allowance for loan losses as a percent of total loans outstanding at year end	3.64%	2.43%

Allowance for loan losses as a percent of total nonperforming loans	46.25%	37.09%

Ratio of net charge-offs to average total loans	1.28%	2.65%

Concentration of Credit Risk. Included in the Company’s loan portfolio at September 30, 2010 are approximately $21.5 million of purchased participation loans to borrowers located in areas outside the Company’s normal markets. Although the Company applies the same underwriting standards to these loans, there may be additional risk associated with those out of the Company’s normal territory.
At September 30, 2010, Heartland had approximately $3.2 million in loans with various customers collateralized by stock in a financial institution closed by regulators in October, 2010. The Company is currently working with these customers to increase collateral to acceptable levels and believes there are adequate reserves placed against the loans.
Included in the loan portfolios of Heartland and Royal Palm Bank at September 30, 2010 are $3.5 million and $1.0 million, respectively, of subordinated debentures issued by a troubled financial institution. Based on the Company’s risk analysis, despite the issuer being current on all interest payments, it was determined that additional specific allowance for loan loss should be in place to cover potential future losses. Accordingly, the Company recorded $2.0 million of loan loss provision in the second quarter of 2010, increasing the specific allowance for loan loss related to these debentures to $2.25 million. No additional loan loss provision related to the debentures was recorded in the third quarter of 2010. The Company will continue to monitor the financial condition of the issuer, which is attempting to raise additional capital and exploring opportunities to be acquired by or merge with another financial institution. If these efforts are unsuccessful and the issuer is closed by regulators, the Company would be subject to additional losses on these debentures of up to $2.25 million.
Heartland also held, in addition to the $3.5 million of subordinated debentures issued by a troubled financial institution, a total of $2.0 million in subordinated debentures issued by two other financial institutions as of September 30, 2010. The Company monitors the financial condition of these two issuers, which are current on all interest payments related to the debentures, and has determined, based on information available as of September 30, 2010, that no specific allowance for loan losses is required. In October 2010, Heartland received a payoff in the amount of $1.5 million on one of these subordinated debentures. At September 30, 2010, Royal Palm Bank holds no other debentures other than the $1.0 million issued by a troubled financial institution.
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
The Company has classified securities as both available-for-sale and held-to-maturity as of September 30, 2010. Available-for-sale securities are held with the option of their disposal in the foreseeable future to meet investment objectives, liquidity needs or other operational needs. Securities available-for-sale are carried at fair value. Held-to-maturity securities are those securities for which the Company has the positive intent and ability to hold until maturity, and are carried at historical cost adjusted for amortization of premiums and accretion of discounts.
As of September 30, 2010, the fair value of the available for-sale securities was $117.4 million and the amortized cost was $114.3 million for an unrealized gain of $3.1 million. The after-tax effect of this unrealized gain was $2.2 million and has been included in stockholders’ equity. As of December 31, 2009, the fair value of the available-for-sale securities was $128.1 million and the amortized cost was $124.8 million for an unrealized gain of $3.3 million. Fluctuations in net unrealized gains and losses on available-for-sale securities are due primarily to increases or decreases in prevailing interest rates for the types of securities held in the portfolio.
As of September 30, 2010, the amortized cost of held-to-maturity securities was $1.5 million, a decrease of $800 thousand from the December 31, 2009 amortized cost of $2.3 million.
The Company owns approximately $1.9 million of Federal Home Loan Bank of Chicago stock included in other assets. During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The Federal Home Loan Bank will continue to provide liquidity and funding through advances, however the draft order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. With regard to dividends, the Federal Home Loan Bank continues to assess its dividend capacity each quarter and make appropriate request for approval. There were no dividends paid by the Federal Home Loan Bank of Chicago during the first three quarters of 2010.
Foreclosed Assets Held for Sale. At September 30, 2010, foreclosed assets increased $9.7 million or 59.2% to $26.1 million from $16.4 million as of December 31, 2009, primarily attributable to the foreclosure on two loans to commercial real estate developers by Mercantile Bank, partially offset by the sale of one property by Heartland and additional write-downs at each subsidiary based on updated appraisals of the carrying values of previously foreclosed properties. Included in total foreclosed assets held for sale at September 30, 2010 were properties resulting from foreclosure on several of Royal Palm’s loans in the Florida market, several of Heartland’s purchased participation loans in the Georgia and Arkansas markets, and a Mercantile purchased participation in the Iowa market.
Deposits. Total deposits decreased $85.6 million or 9.0% to $868.9 million as of September 30, 2010 from $954.5 million as of December 31, 2009. Noninterest-bearing deposits decreased $5.7 million or 5.3% to $102.6 million as of September 30, 2010 from $108.3 million as of December 31, 2009, while interest-bearing deposits decreased $79.9 million or 9.4% to $766.3 million as of September 30, 2010 from $846.2 million as of December 31, 2009. The decrease in noninterest-bearing deposits was partially related to one commercial depositor at Mercantile Bank with a large balance at December 31, 2009 that was transferred out in the second quarter of 2010. The majority of the overall decrease in deposits during the first nine months of 2010 was attributable to reduced funding required in the loan portfolio as well as reduced liquidity required by Mercantile Bank to provide correspondent banking services to the three subsidiary banks that were sold in December 2009 and February 2010.
Borrowings. The Company utilizes borrowings to supplement deposits in funding its lending and investing activities. Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, US Treasury demand notes, short-term advances from the Federal Home Loan Bank (“FHLB”), short term advances from the Federal Discount Borrower in Custody line (“Federal BIC line”), and demand notes and a note payable with Great River Bancshares, Inc. (“Great River”), owned by R. Dean Phillips, a significant shareholder of the Company. Long-term debt consists of long-term advances from the FHLB, notes payable with Great River and junior subordinated debentures.
Short-term borrowings were $10.9 million as of September 30, 2010, a decrease of $19.8 million from $30.7 million as of December 31, 2009, primarily attributable to repayment of the remaining short-term debt due to Great River following the sale of two of the Company’s subsidiaries in February 2010, partially offset by an increase in federal funds purchased.
Long-term borrowings were $15.0 million as of September 30, 2010, a decrease of $10.2 million from $25.2 million as of December 31, 2009, primarily attributable to repayment of the remaining long-term debt due to Great River following the sale of two of the Company’s subsidiaries in February 2010, as well as a reduction in advances from the FHLB. Included in long-term borrowings as of September 30, 2010 were FHLB borrowings totaling $13.0 million, with maturities ranging from the years 2011 to 2013 and interest rates ranging from 3.15% to 5.30%.
Junior subordinated debentures were $61.9 million at September 30, 2010 and December 31, 2009. Maturities ranged from the years 2035 to 2037 (callable at the Company’s option in 2011, 2015 and 2017), and interest rates ranged from 1.94% to 7.17%. In June 2009, the Company decided to defer regularly scheduled interest payments on its outstanding $61.9 million of junior subordinated notes relating to its trust preferred securities. The terms of the junior subordinated notes and the trust documents allow the Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. As previously disclosed, the Company had suspended the payment of cash dividends on its outstanding common stock. The Company believes that the deferral of interest payments on the junior subordinated notes and the suspension of cash dividend payments on its common stock will generate approximately $5.6 million per year in additional cash flow (compared with the prior levels of interest and dividend payments) and serve to strengthen its capital ratios and those of its subsidiary banks until those banks return to a sufficient level of profitability. As of September 30, 2010, the accumulated deferred interest payments totaled $4.8 million.
Liquidity
Liquidity management is the process by which the Company and its subsidiary banks ensure that adequate liquid funds are available to meet the present and future cash flow obligations arising in the daily operations of the business in a timely and efficient manner. These financial obligations consist of needs for funds to meet commitments to borrowers for extensions of credit, funding capital expenditures, withdrawals by customers, maintaining deposit reserve requirements, servicing debt, paying dividends to shareholders, and paying operating expenses. Management believes that adequate liquidity exists to meet all projected cash flow obligations.
The Company achieves a satisfactory degree of liquidity through actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.
The Company’s most liquid assets are cash and due from banks, interest-bearing demand deposits, and federal funds sold. The balances of these assets are dependent on the Company’s operating, investing, lending, and financing activities during any given period. As of September 30, 2010, cash and cash equivalents totaled $95.1 million, a decrease of $26.2 million from $121.3 million as of December 31, 2009. This decrease was primarily attributable to reduced liquidity required by Mercantile Bank to provide correspondent banking services to the three subsidiary banks that were sold in December 2009 and February 2010.
The Company’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayment, sales of loans, and capital funds. Additional liquidity is provided by bank lines of credit and term debt, repurchase agreements, junior subordinated debentures and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank.
Capital Resources
Other than the option of issuing common stock, the Company’s primary source of capital is net income retained by the Company. During the nine months ended September 30, 2010, the Company had a net loss of $11.0 million and paid no dividends to stockholders. During the year ended December 31, 2009, the Company incurred a net loss of $58.5 million and paid no dividends to stockholders. As of September 30, 2010, total Mercantile Bancorp, Inc. stockholders’ equity was $30.1 million, a decrease of $11.2 million from $41.3 million as of December 31, 2009.

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
     The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of September 30, 2010, the Company exceeded these regulatory capital guidelines, except for its Tier 1 leverage ratio, which was 3.60%. The Tier 1 leverage ratio fell below the 4% adequately capitalized level due to management’s analysis of its net deferred tax assets resulting in an increase in the valuation allowance on a portion of the operating losses that have been determined not to be utilizable. The Company is working with its legal and other professional advisors on various capital-raising options and anticipates that its Tier 1 leverage ratio will return to the adequately capitalized level by December 31, 2010. As of September 30, 2010, the Company’s Tier 1 risk-based capital ratio was 4.81% and total risk-based capital ratio was 9.62%. See the “Regulatory Matters” section of this filing for more information on the capital adequacy of the Company and its subsidiary banks.
Without prior approval, the subsidiary banks are restricted as to the amount of dividends that they may declare to the balance of the retained earnings account, adjusted for defined bad debts. In addition, the FDIC has authority to prohibit or to limit the payment of dividends by a bank if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization. The Company, Mercantile Bank, Royal Palm Bank and Heartland Bank are each prohibited from paying any dividends without regulatory consent, pursuant to various regulatory enforcement actions taken with respect to each entity. See further discussion in the “Regulatory Matters” section of this filing.
The Company generated a net loss of $11.0 million in the first nine months of 2010, as well as net losses in each of the last two years, with $58.5 million in 2009 and $8.8 million in 2008, largely due to the operating losses at Royal Palm Bank and Heartland. Both banks have experienced significant increases in non-performing assets, impaired loans and loan loss provisions, resulting in each bank’s primary regulator imposing a cease and desist order. For further discussion of these regulatory enforcement actions, see the “Regulatory Matters” section of this filing.
Royal Palm Bank’s operating losses (excluding goodwill impairment) were primarily attributable to the severe decline in real estate values in its southwest Florida market, creating both loan losses and write-downs of foreclosed assets. Heartland’s losses were largely due to purchased participations from a bank in Georgia that was closed by the FDIC. Although both subsidiary banks are confident that they have identified the bulk of their asset quality issues and expect to see improved operating performance beginning in 2011, there can be no assurance that they will not experience additional losses. The Company has projected 2011 and 2012 operating results for each bank assuming an improving economy and reduced loan losses compared to 2008 through 2010. Those projections indicate each bank returning to quarterly profitability by the end of 2011 while maintaining compliance with all regulatory mandates set forth in their respective cease and desist orders.
To address a scenario where actual losses exceed those projected by the Company, an alternate projection was performed to determine Mercantile Bank’s ability to provide sufficient liquidity to the Company, in order to maintain sufficient capital at Royal Palm Bank and Heartland. Mercantile Bank is the Company’s flagship bank, representing approximately 71% of total consolidated assets at September 30, 2010, and although operating under a regulatory memorandum of understanding due to elevated levels of impaired loans, its actual loan losses over the past two-plus years have been lower than the other two subsidiaries and it retains significant earnings capacity. The result of that alternate projection was a determination that Mercantile Bank could provide the necessary liquidity, through generation of earnings, sales of assets or lines of business, and closing of branches. While the Company does not believe it to be likely, there is a risk that the FDIC would close Royal Palm Bank or Heartland (or both), which could produce significantly worse results than those in the Company’s projection. In that event, the Company would resort to various capital raising and asset liquidation options discussed below.
In June 2009, the Company’s Board of Directors initiated a process to identify and evaluate a broad range of strategic alternatives to further strengthen the Company’s capital base and enhance shareholder value. These strategic alternatives have included and may include asset sales, rationalization of non-business operations, consolidation of operations, closing of branches, mergers of subsidiaries, capital raising and other recapitalization transactions. As part of this process, the Board created a special committee (the “Special Committee”) of independent directors to develop, evaluate and oversee any strategic alternatives that the Company may pursue. The Special Committee retained outside financial and legal advisors to assist it with its evaluation and oversight.

In November 2009, as a part of a capital-raising plan developed by the Special Committee and its advisors, the Company reached agreements to sell three of its subsidiary banks for cash or in exchange for the cancellation of indebtedness owed by the Company. The first of these transactions closed in December 2009, and the other two in February 2010, serving to reduce debt and provide liquidity to support the capital requirements of its remaining subsidiaries.
The Special Committee also developed and executed a plan to raise additional equity through a shareholder rights offering. On April 27, 2010, the Company’s Board of Directors, upon the recommendation of the Special Committee, approved an amendment to its Certificate of Incorporation to increase the number of authorized shares of common stock of the Company from 14,000,000 to 30,000,000 (“the Amendment”). On May 24, 2010, at the Company’s annual meeting, stockholders voted to approve the Amendment. On July 12, 2010, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (“SEC”), to register units comprised of shares of the Company’s common stock and warrants to acquire the Company’s common stock. Holders of the Company’s common stock would receive one subscription right for each share of Company common stock held as of September 23, 2010, the record date. The offering period expired on October 29, 2010. On November 3, 2010, the Company terminated the offering without acceptance of any of the subscriptions exercised there under. The Company’s Board of Directors determined that in light of the Company’s stock price trading substantially below the subscription price, it was appropriate not to accept the subscriptions that were exercised. The Company continues to work with its financial advisors and legal counsel in assessing its strategic and capital-raising options.
If the Company is unsuccessful in assessing and implementing other strategic and capital-raising options, and if a liquidity crisis would develop, the Company has various alternatives, which could include selling or closing certain branches or subsidiary banks, package and sell high-quality commercial loans, execute sale/leaseback agreements on its banking facilities, and other options. If executed, these transactions would decrease the various banks’ assets and liabilities, generate taxable income, improve capital ratios, and reduce general, administrative and other expense. In addition, the affected subsidiary banks would dividend the funds to the Company to provide liquidity assuming they receive regulatory approval.
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
On February 16, 2010, the Company executed a WA with the FRB, replacing the previously-issued MOU. The terms of the WA are generally consistent with the MOU, with a requirement that an updated capital and cash flow plan be submitted to the FRB. On May 19, 2010, the Company submitted to the FRB a revised three-year strategic and capital plan that outlines the proposed strategies to maintain its regulatory capital status of at least “adequately capitalized”, maintain positive cash balances at the parent company level, ensure that each of its subsidiaries meets the capital requirements directed by their respective regulatory orders, and meet its debt service requirements, including distributions on its trust preferred securities. See the “Capital Resources” section of this filing for discussion of the Company’s efforts to raise capital through a shareholder rights offering and other strategies. As of September 30, 2010, the Company was in compliance with all requirements of the WA.
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
As of September 30, 2010, Mercantile Bank had a Tier 1 leverage capital ratio of 8.82% and a total risk based capital ratio of 12.80%, and was in compliance with all requirements of the MOU.
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
As of September 30, 2010, Royal Palm Bank had a Tier 1 leverage capital ratio of 6.79%, Tier 1 risk based capital ratio of 9.93% and a total risk based capital ratio of 11.30%. These ratios fell below the level required by the CDO primarily due to additional provisions for loan losses, and the Company elected not to inject any capital into Royal Palm Bank until it determines a course of action to raise capital at the Company level. The FDIC has been notified of the non-compliance, and has requested the bank to provide a plan to restore the ratios to the required levels. The Company and Royal Palm Bank are working with their legal and other professional advisors to develop a plan, which is expected to be implemented by December 31, 2010.
Royal Palm Bancorp. In September 2009, Royal Palm Bancorp entered into a MOU with the FRB. As a one-bank holding company, this MOU primarily reflected regulatory concerns related to Royal Palm Bancorp’s subsidiary (Royal Palm Bank). Under the terms of the MOU, Royal Palm Bancorp agreed, among other things, to provide certain information to the FRB including, but not limited to, financial performance updates and written reports of progress. In addition, Royal Palm Bancorp agreed to assist Royal Palm Bank in addressing weaknesses identified in the bank examination, and not to pay any salaries or bonuses to insiders, incur any debt, declare any dividends or make any distributions of capital without the prior approval of the supervisory authorities. As of September 30, 2010, Royal Palm Bancorp was in compliance with all requirements of the MOU.
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
As of September 30, 2010, Heartland had a Tier 1 leverage capital ratio of 5.79%, Tier 1 capital ratio of 7.86%, and total risk based capital ratio of 9.87%. These ratios fell below the level required by the CDO primarily due to additional provisions for loan losses, and the Company elected not to inject any capital into Heartland until it determines a course of action to raise capital at the Company level. The FDIC has been notified of the non-compliance, and has requested the bank to provide a plan to restore the ratios to the required levels. The Company and Heartland are working with their legal and other professional advisors to develop a plan, which is expected to be implemented by December 31, 2010.
Mid-America Bancorp. In September 2009, Mid-America Bancorp entered into a MOU with the FRB. As a one-bank holding company, this MOU primarily reflected regulatory concerns related to Mid-America’s subsidiary (Heartland Bank). Under the terms of the MOU, Mid-America Bancorp agreed, among other things, to provide certain information to the FRB including, but not limited to, financial performance updates and written reports of progress. In addition, Mid-America Bancorp agreed to assist Heartland Bank in addressing weaknesses identified in the bank examination, and not to pay any salaries or bonuses to insiders, incur any debt, declare any dividends or make any distributions of capital without the prior approval of the supervisory authorities. As of September 30, 2010, Mid-America Bancorp was in compliance with all requirements of the MOU.
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
Deferred Taxes. The Company has maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only net charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. Management considered both positive and negative evidence regarding the ultimate recoverability of the deferred tax assets. Positive evidence includes the existence of taxes paid in available carryback years, available tax planning strategies and the probability that taxable income will be generated in future periods, while negative evidence includes a cumulative loss in the current year and prior year and general business and economic trends. Management has evaluated the recoverability of the net deferred tax asset and established a partial valuation allowance for certain federal and state net operating losses and credit carryforwards that are not expected to be fully realized. Management’s analysis assumes the Company will return to profitability in 2012 and remain profitable thereafter. Management’s assumptions could change based on unanticipated changes in the current economic environment and cause management to increase its valuation allowance.
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
Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. While the Company’s current assessment is that the Dodd-Frank Act will not have a material effect on the Company’s operations, given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on the Company’s operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain of business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect the Company’s business. These changes may also require the Company to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact the Company’s results of operations and financial condition. While the Company cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have, these changes could be materially adverse to the Company’s investors.
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

PART II

OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
In addition to the risk factors previously discussed in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, the Company also faces the risks set forth below:
The Company and its subsidiaries are subject to regulatory agreements and orders that restrict the Company and its subsidiaries from taking certain actions.
General. As is more fully discussed in the “Regulatory Matters” section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009, and Part I, Item 2 of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, as well as this filing, the Company, Mercantile Bank, Royal Palm, Royal Palm Bank, Mid-America and Heartland Bank are subject to various bank regulatory enforcement actions. As of September 30, 2010, all regulatory requirements were met, except as discussed in the “Regulatory Matters” section of this filing. The Company will continue to work diligently to maintain compliance or become compliant with the enforcement actions. If the Company is unable to comply with such requirements, the regulatory agencies could force a sale, liquidation or federal conservatorship or receivership of subsidiaries.
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
Banking Subsidiaries. Generally, the enforcement actions pertaining to the Company’s subsidiaries require that the banking subsidiaries provide certain information to each supervisory authority including, but not limited to, financial performance updates, loan performance updates, written plan for reducing classified assets and concentrations of credit, written plan to improve liquidity and reduce dependency on volatile liabilities, written capital plan, and written reports of progress. In addition, there are restrictions on the subsidiaries’ ability to declare any dividends or make any distributions of capital without the prior approval of the supervisory authorities and, with respect to the bank subsidiaries, to maintain certain Tier 1 leverage capital and total risk based capital ratios at prescribed levels.
As of September 30, 2010, Mercantile Bank, Royal Palm, Royal Palm Bank, Mid-America and Heartland Bank were in compliance with substantially all of the requirements of the enforcement actions pertaining to them, with the exception of the regulatory capital ratios at Royal Palm Bank and Heartland Bank. Specifically, with respect to capital ratios, as of September 30, 2010, Mercantile Bank had a Tier 1 leverage capital ratio of 8.82% and a total risk based capital ratio of 12.82%. As of September 30, 2010, Royal Palm Bank had a Tier 1 leverage capital ratio of 6.79%, Tier 1 risk based capital ratio of 9.93% and a total risk based capital ratio of 11.30%, and Heartland Bank had a Tier 1 leverage capital ratio of 5.79% and total risk based capital ratio of 9.87%. The Company elected not to inject any additional capital into Royal Palm Bank or Heartland Bank until it determines a course of action to raise capital at the Company level.
The regulatory agencies have been notified of the non-compliance and have requested the banks to provide plans to restore the ratios to required levels. The Company, Royal Palm Bank and Heartland Bank are working with their legal and other professional advisors to develop plans, which are expected to be implemented by December 31, 2010.

Capital Injections and Ongoing Compliance. The Company and its subsidiaries’ ability to remain in compliance with the enforcement actions depends on various factors, including, but not limited to, the maintenance of adequate capital levels. A significant part of the plan presented to the FRB was the initiative to sell one or more subsidiary banks in order to generate liquidity to reduce debt, improve capital ratios and provide necessary capital contributions to the remaining subsidiary banks. The result of this initiative was the exchange for debt of HNB National Bank in December 2009 and the sale of Marine Bank & Trust and Brown County State Bank in February 2010. The Special Committee of the Board of Directors developed and pursued a plan to raise additional equity through a shareholder rights offering. On April 27, 2010, the Company’s Board of Directors, upon the recommendation of the Special Committee, approved an amendment to its Certificate of Incorporation to increase the number of authorized shares of common stock of the Company from 14,000,000 to 30,000,000 (“the Amendment”). On May 24, 2010, at the Company’s annual meeting, stockholders voted to approve the Amendment. On July 12, 2010, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (“SEC”), to register units comprised of shares of the Company’s common stock and warrants to acquire the Company’s common stock. On November 3, 2010, the Company announced it would terminate the offering without acceptance of any of the subscriptions exercised there under. The Company’s Board of Directors determined that in light of the Company’s stock price trading substantially below the subscription price, it was appropriate not to accept the subscriptions that were exercised. The Company continues to work with its financial advisors and legal counsel in assessing its strategic and capital-raising options.
If the Company is not successful in developing and implementing other strategic and capital-raising options and the plans requested by the regulatory agencies (as described above), the ability to become and remain compliant with the enhanced capital levels required under the enforcement actions will be reduced. The Company could be compelled by banking regulators under those circumstances to sell, liquidate or place in federal conservatorship or receivership one or more of its remaining subsidiaries. Also, while these enforcement actions remain in place, the Company’s ability to address opportunities and challenges in our business, our markets and the banking industry generally will be curtailed.
The Company may have a concentration of credit risk related to its purchased participation loans.
Included in the Company’s loan portfolio at September 30, 2010 are approximately $21.5 million of purchased participation loans to borrowers located in areas outside the Company’s normal markets. Although the Company applies the same underwriting standards to these loans, there may be additional risk associated with those out of the Company’s normal territory.
The Company may not be able to develop and implement successfully its capital plan.
The Company has developed and is continuing to develop and implement a capital-raising plan to address its future needs for capital. The Company successfully consummated the sale of three subsidiary banks in late 2009 and early 2010 as part of the plan. However, the Company terminated its pending shareholder rights offering on November 3, 2010, and thus was unsuccessful in completing that part of the plan. The Company is now assessing and developing other strategic and capital-raising options to augment its plan. While the Company is committed to the completion and execution of the augmented plan and is devoting necessary resources to achieve that result, the Company may not be able to identify additional, viable options or, if identified, successfully execute those options and the plan generally under current market conditions
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities.
There were the following issuer purchases of equity securities (i.e., the Company’s common stock) during the three months ended September 30, 2010:

				Maximum Approximate
			Total Number of Shares	Dollar Value of Shares
			Purchased as Part of	that May Yet Be Purchased
Third Quarter	Total Number of	Average Price Paid	Publicly Announced	Under the Plans or
2010 Calendar Month	Shares Purchased (1)	per Share (1)	Plans or Programs (2)	Programs (3)

July	0	N/A	0	$8,128,000
August	0	N/A	0	$8,128,000
September	0	N/A	0	$8,128,000
Total	0	N/A	0

(1)	The total number of shares purchased and the average price paid per share include, in addition to other purchases, shares purchased in the open market and through privately negotiated transactions by the Company’s 401(k) Profit Sharing Plan. For the months indicated, there were no shares purchased by the Plan.

(2)	Includes only shares subject to publicly announced stock repurchase program, i.e. the $10 million stock repurchase program approved by the Board on August 15, 2005 and announced on August 17, 2005 (the “2005 Repurchase Program”). Does not include shares purchased by the Company’s 401(k) Profit Sharing Plan.

(3)	Dollar amount of repurchase authority remaining at month-end under the 2005 Repurchase Program, the Company’s only publicly announced repurchase program in effect at such dates. The 2005 Repurchase Program is limited to 883,656 shares (10% of the number of outstanding shares on the date the Board approved the program, adjusted for the three-for-one stock split in June of 2006 and the three-for-two split in December of 2007) but not to exceed $10 million in repurchases.
Item 3. Defaults Upon Senior Securities
None
Item 5. Other Information
On November 15, 2010, the Company received notice that Alexander J. House has resigned, effective immediately, as a director of Mercantile Bancorp, Inc. and Mercantile Bank in order to devote more time to his business interests.
Item 6. Exhibits

Exhibit
Number	Identification of Exhibit
10.1	Dealer-Manager Agreement dated September 23, 2010, between Mercantile Bancorp, Inc. and McClendon, Morrison & Partners, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 23, 2010).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2010	By:	/s/ Ted T. Awerkamp
Ted T. Awerkamp
President and Chief Executive Officer (principal executive officer)

Date: November 15, 2010	By:	/s/ Michael P. McGrath
Michael P. McGrath
Executive Vice President, Treasurer, Secretary and Chief Financial Officer (principal financial officer/ principal accounting officer)