Form 10-Q/A
period 2010-09-30
Mercantile Bancorp, Inc.
filed 2011-02-07
CIK 1289701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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
As of November 12, 2010 the number of outstanding shares of Common Stock, par value $0.4167 per share was 8,703,330.

MERCANTILE BANCORP, INC.

FORM 10-Q/A

EXPLANATORY NOTE		3-4

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets	5

	Condensed Consolidated Statements of Operations	6

	Condensed Consolidated Statements of Cash Flows	7

	Notes to Condensed Consolidated Financial Statements	8-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-47

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	48

Item 4.	Controls and Procedures	48

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	49-50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	50
Item 5.	Other Information	51
Item 6.	Exhibits	51

	Signatures	51

Exhibits

	Section 302 Certifications
	Section 906 Certifications
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Mercantile Bancorp, Inc.
Quarterly Report on Form 10-Q/A for the period ended September 30, 2010
EXPLANATORY NOTE
Mercantile Bancorp, Inc. (the “Company”), is filing this Amendment to its quarterly report on Form 10-Q for the period ended September 30, 2010, originally filed on November 15, 2010, in order to restate previously reported results for this period. The Amendment reflects an increase in net loss of approximately $15.0 million for the three and nine months ended September 30, 2010. The Company previously announced its intentions to file this Form 10-Q/A on Form 8-K filed on December 28, 2010. This restatement of the Company’s results for the three and nine months ended September 30, 2010 is necessary to reflect an additional provision for loan losses of approximately $6.2 million and to increase the valuation allowance related to its deferred tax assets by approximately $10.3 million. These increases in the Company’s net loss were partially offset by an increase in the net loss attributable to the noncontrolling interest of approximately $1.5 million.
The increase in the provision for loan losses for the quarter ended September 30, 2010, reflected in this restatement, is the result of a determination made by the Company to increase its provision for loan losses after Mercantile Bank, the Company’s largest subsidiary bank, received the results of a recent, regularly scheduled safety and soundness examination conducted jointly by the Federal Deposit Insurance Corporation (the “FDIC”) and the Illinois Division of Financial Institutions (the “IDFI”) and completed in December 2010. Subsequent to the receipt of the results of its examination, Mercantile Bank amended its September 30, 2010 call report on December 17, 2010, to reflect an additional approximately $6.2 million in loan loss provision. The additional loan loss provision was required to increase the allowance for loan losses to a level deemed appropriate by Company management following the additional write-down of two commercial real estate loans by Mercantile Bank. As a result of the examination, Mercantile Bank reviewed Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events”; reassessed it evaluation of potential impairment losses as required by ASC Topic 310, “Receivables”; and reviewed information about the valuation of the underlying loan collateral and the financial condition of the borrowers that became known to Mercantile Bank following September 30, 2010, and determined that it was appropriate to record the write-down of the two impaired commercial real estate loans and make the additional adjustments retroactive to the third quarter of 2010.
As a result of the additional loan write-downs and provisions for loan losses made retroactive to the third quarter of 2010, the Company re-evaluated its allowance for loan loss (“ALLL”) calculation as of September 30, 2010, including both the general and specific reserves and incorporated into its re-evaluation the revised historical loss experience factor created by the additional write-downs. Each of the Company’s subsidiary banks performs a quarterly ALLL calculation which the Company utilizes to evaluate the adequacy of the total ALLL on a consolidated basis. Each of these calculations is designed to quantify an acceptable range rather than a specific amount. The Company’s re-evaluation of the consolidated ALLL as of September 30, 2010, based on the additional approximately $6.2 million of loan write-downs at Mercantile Bank, resulted in a determination by the Company that the difference between the calculated amount and the balance reflected in the restated financial statements as of September 30, 2010 was within the acceptable range.
Due to the determination to record additional loan loss provisions in the third quarter of 2010, the Company’s capital ratios were reduced and the Company re-evaluated the adequacy of the valuation allowance established for its deferred tax assets. Based on its analysis, the Company determined that it was no longer more likely than not that it could generate sufficient taxable income to realize the deferred tax assets in future near-term periods as defined by generally accepted accounting principles, and accordingly recognized an additional valuation allowance in the third quarter of 2010 in the amount of approximately $10.3 million, representing the full remaining balance of the Company’s and each of its subsidiary banks’ deferred tax assets prior to the adjustment.
Included in the Company’s additional approximately $10.3 million deferred tax asset valuation allowance was approximately $3.4 million related to Mid-America Bancorp, Inc. (“Mid-America”). This adjustment increased Mid-America’s net loss for the three and nine months ended September 30, 2010 by approximately $3.4 million, thereby increasing the Company’s net loss attributable to the noncontrolling interest for those same periods by approximately $1.5 million.
As a result of the changes noted above and as reflected in this Form 10-Q/A, the Company recognized a net loss of approximately $22.5 million (or $2.62 loss per share) for the three months ended September 30, 2010, compared to the previously reported net loss of $7.5 million (or $0.89 loss per share). For the nine months ended September 30, 2010, the Company recognized a net loss of approximately $26.0 million (or $3.38 loss per share), compared to the previously reported net loss of $11.0 million (or $1.66 loss per share).
Based on the need to revise the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2010, the Company’s management and the Audit Committee of the Board of Directors have taken steps recently to re-evaluate the Company’s internal control over financial reporting, subsequent to September 30, 2010, and have concluded there is a material weakness in their design of such internal controls. The material weakness relates to the identification and communication of subsequent events. The Company’s Board of Directors has implemented several steps to improve the process for timely identification and communication of subsequent events to the Audit Committee and thus will remediate this material weakness. Included in these steps are the following:
•	Appointment of a Chief Lending Officer at Mercantile Bank, whose responsibilities will include: oversight of lending policies and procedures to ensure adequate risk management and compliance with banking regulations at each of the Company’s subsidiary banks; management of loan portfolio credit quality, underwriting standards and problem resolution; evaluation of the adequacy of the ALLL; review and interpretation of banking laws and accounting guidance, along with communication of pertinent information to lending management; and, reporting and recommendations to the Audit Committee and Board of Directors of problem asset management and related processes.
•	Revision of the loan policy at each of the Company’s subsidiary banks to clearly define what constitutes a subsequent event and more clearly identify the procedures to follow to ensure proper accounting and reporting of the impact of such subsequent events.
•	Revision of the loan policy at each of the Company’s subsidiary banks to address the banks’ participation in SNC loans, including procedures to follow upon receipt of a SNC exam report, execution of directives indicated in the report and appeal procedures with the lead bank and the FDIC in the event management disagrees with the findings in the report.
Further discussion regarding the Company’s assessment of the adequacy of its allowance for loan losses and its valuation allowance for deferred tax assets can be found in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. While the Company is amending only certain portions of the Quarterly Report on Form 10-Q for the period ended September 30, 2010, for convenience and ease of future reference, the entire Quarterly Report for the period ended September 30, 2010 is reflected in this Form 10-Q/A.

PART I
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
MERCANTILE BANCORP, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	September 30,
	2010
	(Unaudited)	December 31,
	Restated (1)	2009

Assets
Cash and due from banks	$9,239	$8,606
Interest-bearing demand deposits	75,936	94,623
Federal funds sold	9,919	18,038

Cash and cash equivalents	95,094	121,267
Available-for-sale securities	117,434	128,150
Held-to-maturity securities (fair values of $1,535 and $2,411)	1,481	2,334
Loans held for sale	2,871	681
Loans, net of allowance for loan losses of $25,866 and $18,851	675,442	757,138
Interest receivable	3,881	3,962
Foreclosed assets held for sale, net	26,126	16,409
Federal Home Loan Bank stock	2,884	2,900
Cost method investments in common stock	1,392	1,392
Deferred income taxes	—	10,212
Mortgage servicing rights	880	885
Cash surrender value of life insurance	15,430	15,011
Premises and equipment, net	24,330	25,670
Core deposit and other intangibles	946	1,066
Other assets	13,860	17,413
Discontinued operations, assets held for sale	—	285,992

Total assets	$982,051	$1,390,482

Liabilities
Deposits
Demand	$102,595	$108,318
Savings, NOW and money market	225,920	251,030
Time	444,908	421,412
Brokered time	95,486	173,764

Total deposits	868,909	954,524
Short-term borrowings	10,906	30,740
Long-term debt	15,000	25,172
Junior subordinated debentures	61,858	61,858
Interest payable	6,258	4,114
Other liabilities	4,742	4,827
Discontinued operations, liabilities held for sale	—	264,044

Total liabilities	967,673	1,345,279

Commitments and Contingent Liabilities (Note 10)

Equity
Mercantile Bancorp, Inc. stockholders’ equity
Common stock, $0.42 par value; authorized 30,000,000 shares;
Issued — 8,887,113 shares at September 30, 2010 and December 31, 2009
Outstanding — 8,703,330 shares at September 30, 2010 and December 31, 2009	3,629	3,629
Additional paid-in capital	11,919	11,919
Retained earnings (deficit)	(928)	25,095
Accumulated other comprehensive income	2,815	2,954

	17,435	43,597
Treasury stock, at cost
Common; 183,783 shares at September 30, 2010 and December 31, 2009	(2,295)	(2,295)

Total Mercantile Bancorp, Inc. stockholders’ equity	15,140	41,302

Noncontrolling interest	(762)	3,901

Total equity	14,378	45,203

Total liabilities and equity	$982,051	$1,390,482

See accompanying notes to condensed consolidated financial statements

(1)	Refer to Explanatory Note on page 3 and note 13 of this document

MERCANTILE BANCORP, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

	Restated (1)		Restated (1)
Interest and Dividend Income
Loans
Taxable	$9,990	$11,033	$29,751	$33,414
Tax exempt	235	158	707	504
Securities
Taxable	847	1,032	2,743	3,334
Tax exempt	231	234	737	714
Federal funds sold	6	3	21	11
Dividends on Federal Home Loan Bank Stock	2	2	9	11
Deposits with financial institutions and other	43	8	161	160

Total interest and dividend income	11,354	12,470	34,129	38,148

Interest Expense
Deposits	3,911	4,986	11,970	17,000
Short-term borrowings	45	614	282	1,783
Long-term debt and junior subordinated debentures	1,033	1,166	3,091	3,608

Total interest expense	4,989	6,766	15,343	22,391

Net Interest Income	6,365	5,704	18,786	15,757

Provision for Loan Losses	11,560	5,341	22,700	17,644

Net Interest Income (Expense) After Provision For Loan Losses	(5,195)	363	(3,914)	(1,887)

Noninterest Income
Fiduciary activities	581	569	1,744	1,705
Brokerage fees	243	302	899	742
Customer service fees	400	439	1,183	1,221
Other service charges and fees	195	142	564	382
Gains (losses) on sales of assets, net	(3)	(6)	5	(17)
Net gains on investments in common stock	39	—	39	—
Net gains on loan sales	248	157	466	1,046
Loan servicing fees	126	122	373	349
Net increase in cash surrender value of life insurance	143	176	420	434
Other	158	14	569	121

Total noninterest income	2,130	1,915	6,262	5,983

Noninterest Expense
Salaries and employee benefits	4,310	4,432	13,004	13,234
Net occupancy expense	675	467	1,899	1,658
Equipment expense	552	712	1,721	1,928
Deposit insurance premium	645	561	1,717	2,259
Professional fees	610	665	1,566	2,210
Postage and supplies	131	164	406	465
Losses on foreclosed assets, net	508	512	890	2,067
Other than temporary losses on available-for-sale securities and cost method investments	—	692	566	3,238
Goodwill impairment losses	—	—	—	30,417
Amortization of mortgage servicing rights	117	38	196	379
Other	1,577	1,175	4,422	3,785

Total noninterest expense	9,125	9,418	26,387	61,640

Loss from Continuing Operations Before Income Taxes	(12,190)	(7,140)	(24,039)	(57,544)
Income Tax Expense (Benefit)	13,114	(2,971)	10,077	(10,321)

Loss from Continuing Operations	(25,304)	(4,169)	(34,116)	(47,223)

Discontinued Operations
Income (loss) from discontinued operations (including gain on sale in 2010 of $4,496), net of income tax expense of $1,733 and $355, respectively	219	2,321	3,429	(8,474)

Net Loss	(25,085)	(1,848)	(30,687)	(55,697)

Less: Net loss attributable to the Noncontrolling interest	(2,551)	(488)	(4,662)	(1,415)

Net Loss attributable to Mercantile Bancorp, Inc.	$(22,534)	$(1,360)	$(26,025)	$(54,282)

Weighted Average Shares Outstanding	8,703,330	8,703,330	8,703,330	8,703,330

Basic Earnings (Loss) Per Share
Continuing operations	$(2.62)	$(0.42)	$(3.38)	$(5.27)

Discontinued operations	$0.03	$0.27	$0.39	$(0.97)

See accompanying notes to condensed consolidated financial statements

(1)	Refer to Explanatory Note on page 3 and note 13 of this document

MERCANTILE BANCORP, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Nine Months Ended September 30	2010	2009

	Restated (1)
Operating Activities
Net loss before attribution of noncontrolling interest	$(30,687)	$(55,697)
Net loss attributable to noncontrolling interest	(4,662)	(1,415)

Net income (loss) attributable to Mercantile Bancorp, Inc.	(26,025)	(54,282)
Items not requiring (providing) cash
Depreciation	1,358	2,065
Provision for loan losses	22,748	18,736
Amortization (accretion) of premiums and discounts on securities	482	256
Amortization (depreciation) of core deposit intangibles and other purchase accounting adjustments	120	(13)
Deferred income taxes	10,762	(3,886)
Other-than-temporary losses on available-for-sale and cost method investments	566	3,238
Losses on foreclosed assets	890	2,158
Gains on loan sales	(474)	(1,740)
Recovery of mortgage servicing rights	—	(244)
Amortization of mortgage servicing rights	196	399
(Gain) on sale of Marine Bank & Trust and Brown County State Bank	(4,496)	—
Net (gains) losses on sale of premises and equipment	(5)	23
Net (gains) on investments of common stock	(39)	—
Federal Home Loan Bank stock dividends	(6)	(9)
Net increase in cash surrender value of life insurance	(458)	(825)
Goodwill impairment	—	44,650

Changes in
Loans originated for sale	(38,828)	(93,806)
Proceeds from sales of loans	36,914	97,240
Interest receivable	102	472
Other assets	3,272	635
Interest payable	2,140	712
Other liabilities	(113)	2,624
Noncontrolling interest in subsidiary	(4,662)	(1,415)

Net cash provided by operating activities	4,444	16,988

Investing Activities
Cash paid in acquisition of HNB Financial, net of cash received	—	3
Cash received from sales of Marine Bank & Trust and Brown County State Bank	14,823	—
Purchases of available-for-sale securities	(19,821)	(49,508)
Proceeds from maturities of available-for-sale securities	31,116	41,082
Proceeds from the sales of available-for-sale securities	373	—
Proceeds from maturities of held-to-maturity securities	947	2,325
Net change in loans	43,183	39,667
Purchases of premises and equipment	(55)	(592)
Purchase of Federal Home Loan Bank stock	—	(80)
Proceeds from sales of Federal Home Loan Bank stock	22	718
Proceeds from sales of foreclosed assets	8,422	1,070
Purchase of bank-owned life insurance	—	(1,000)

Net cash provided by investing activities	79,010	33,685

Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	(38,123)	20,816
Net (decrease) in time and brokered time deposits	(54,406)	(57,301)
Net increase (decrease) in short-term borrowings	(9,050)	8,398
Net increase in long-term debt	—	500
Repayments of long-term debt	(10,172)	(11,500)

Net cash used in financing activities	(111,751)	(39,087)

Increase (Decrease) In Cash and Cash Equivalents	(28,297)	11,586
Cash and Cash Equivalents, Beginning of Period	123,391	89,821

Cash and Cash Equivalents, End of Period	$95,094	$101,407

Supplemental Cash Flows Information
Interest paid	$14,335	$29,750
Income taxes paid (received)	$(530)	$(3,811)
Real estate acquired in settlement of loans	$19,029	$7,475
See accompanying notes to condensed consolidated financial statements

(1)	Refer to Explanatory Note on page 3 and note 13 of this document

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

The estimation methodologies used, the estimated fair values, and the recorded book balances at September 30, 2010 and December 31, 2009, were as follows:

	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(Restated)
Financial assets
Cash and cash equivalents	$95,094	$95,094	$121,267	$121,267
Available-for-sale securities	117,434	117,434	128,150	128,150
Held-to-maturity securities	1,481	1,535	2,334	2,441
Loans held for sale	2,871	2,871	681	681
Loans, net	675,442	673,401	757,138	757,721
Federal Home Loan Bank stock	2,884	2,884	2,900	2,900
Cost method investments in common stock	1,392	1,392	1,392	1,392
Interest receivable	3,881	3,881	3,962	3,962

Financial liabilities
Deposits	868,909	864,682	954,524	952,611
Short-term borrowings	10,906	10,906	30,740	30,740
Long-term debt and junior subordinated debentures	76,858	46,492	87,030	56,368
Interest payable	6,258	6,258	4,114	4,114

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—
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
8. INCOME TAXES
A reconciliation of income tax expense (benefit) on continuing operations at the statutory rate to the Company’s actual income tax expense (benefit) is shown below:

	September 30,	December 31,
	2010	2009
	(Restated)

Computed at the statutory rate (35%)	$(8,413)	$(1,580)
Increase (decrease) resulting from
Graduated tax rates	240	45
Tax exempt income	(470)	(136)
State income taxes	(1,192)	(2)
Increase in cash surrender value of life insurance	(142)	(42)
Changes in the deferred tax asset valuation allowance	20,067	—
Other	(13)	30

Actual tax expense (benefit)	$10,077	$(1,685)

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	September 30,	December 31,
	2010	2009
Deferred tax assets
Allowance for loan losses	$9,542	$6,885
Accrued compensated absences	122	115
Deferred compensation	796	759
Accrued postretirement benefits	136	125
Deferred loss on investments	2,301	2,050
Capital loss carryforward on disposal of HNB	3,810	5,773
Net operating loss carryforward	10,074	2,395
Stock options	111	111
Deferred loan fees	55	80
Alternative minimum tax credits	1,059	149
Other	1,421	1,029

	29,427	19,471

Deferred tax liabilities
Federal Home Loan Bank stock dividends	249	277
Depreciation	519	522
State taxes	765	452
Mortgage servicing rights	341	334
Deferred gain on sale of BOLI policies	—	770
Unrealized gains on available-for-sale securities	1,623	1,161
Purchase accounting adjustments	76	35
Other	197	118

	3,770	3,669

Net deferred tax asset before valuation allowance	25,657	15,802

Valuation allowance
Beginning balance	$(5,590)	$—
(Increase) decrease during the period	(20,067)	(5,590)

Ending balance	(25,657)	(5,590)

Net deferred tax asset	$—	$10,212

As of September 30, 2010, the Company had $29,629,000 of net operating loss carryforwards which will expire in 15-20 years.
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
11. COMPREHENSIVE LOSS
Comprehensive loss components and related taxes were as follows:

	For the Three Months
	Ended September 30,
	2010	2009

Net loss	$(25,085)	$(1,848)

Other comprehensive income (loss):
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $(184) for 2010 and $(294) for 2009	(307)	538
Less reclassification adjustment for realized gains (losses) included in income net of tax expense (benefit) of $14 for 2010 and $0 for 2009	25	—
Less reclassification adjustment for other than temporary losses included in income net of tax expense (benefit) of $(0) for 2010 and $(263) for 2009	—	(428)

Total unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $(198) for 2010 and $557 for 2009	(332)	966

Adjustment of ASC 715 (formerly SFAS 158) liability, net of tax expense (benefit) of $(0) for 2010 and $0 for 2009	(1)	—

Total other comprehensive income (loss), net of tax	(333)	966

Comprehensive loss	(25,418)	(882)

Comprehensive loss attributable to the noncontrolling interest	(2,551)	(488)

Comprehensive loss attributable to Mercantile Bancorp, Inc.	$(22,867)	$(394)

	For the Nine Months
	Ended September 30,
	2010	2009

Net loss	$(30,687)	$(55,697)

Other comprehensive income (loss):
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense of $(256) for 2010 and $(169) for 2009	(482)	(116)
Less reclassification adjustment for realized gains (losses) included in income net of tax expense (benefit) of $14 for 2010 and $0 for 2009	25	—
Less reclassification adjustment for other than temporary losses included in income net of tax benefit of $(215) for 2010 and $(1,230) for 2009	(351)	(2,007)

Total unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $(55) for 2010 and $1,061 for 2009	(156)	1,891

Adjustment of SFAS 158 liability, net of tax expense of $(10) for 2010 and $(12) for 2009	17	20

Total other comprehensive income, net of tax	(139)	1,911

Comprehensive loss	(30,826)	(53,876)

Comprehensive loss attributable to the noncontrolling interest	(4,662)	(1,415)

Comprehensive loss attributable to Mercantile Bancorp, Inc.	$(26,164)	$(52,371)

12. OPERATING AND LIQUIDITY MATTERS
The Company generated a net loss of $26.0 million in the first nine months of 2010, as well as net losses in each of the last two years, with $58.5 million in 2009 and $8.8 million in 2008. The 2008 and 2009 losses were largely due to the operating losses at two of its subsidiary banks, Royal Palm Bank in Naples, Florida, and Heartland Bank in Leawood, Kansas. Both of those banks continued to generate losses in the first nine months of 2010, as did Mercantile Bank, the Company’s largest subsidiary. Each bank has experienced significant increases in non-performing assets, impaired loans and loan loss provisions, resulting in bank regulators imposing cease and desist orders at Royal Palm Bank and Heartland Bank and a memorandum of understanding at Mercantile Bank. As discussed in the Explanatory Note on page 3 of this Form 10-Q/A, the net loss in the first nine months of 2010 was increased by additional loan loss provisions of approximately $6.2 million at Mercantile Bank, along with an approximate $10.3 million increase in the valuation allowance related to the Company’s deferred tax assets.
Mercantile Bank’s net loss in 2010 is primarily due to charge-offs of purchased participations in large commercial real estate developments in various parts of the United States. Royal Palm Bank’s operating losses over the past three years (excluding goodwill impairment) were primarily attributable to the severe decline in real estate values in its southwest Florida market, creating both loan losses and write-downs of foreclosed assets. Heartland Bank’s losses were largely due to purchased participations from a bank in Georgia that was closed by the FDIC. Although the subsidiary banks are confident that they have identified the bulk of their asset quality issues and expect to see improved operating performance beginning in 2011, there can be no assurance that they won’t experience results similar to the past two-plus years. The Company has projected 2011 and 2012 operating results for each bank assuming an improving economy and reduced loan losses compared to 2008 through 2010. Those projections indicate Mercantile Bank returning to profitability in 2011. Royal Palm Bank and Heartland Bank are projected to be profitable in 2012, although not attaining compliance with all regulatory mandates set forth in their respective cease and desist orders. Due to the net losses incurred by the Company in 2008, 2009 and the first nine months of 2010, including the effect of restatement of its results for the three and nine months ended September 30, 2010, equity capital has been reduced to a level that leaves the Company with very little capacity to absorb further losses. Mercantile Bank is the Company’s largest subsidiary bank, representing approximately 71% of total consolidated assets at September 30, 2010, and although operating under a regulatory memorandum of understanding due to elevated levels of impaired loans, its actual loan losses over the past two-plus years have been lower than the other two subsidiary banks and it retains significant earnings capacity. However, it is unlikely that Mercantile Bank could generate sufficient earnings to offset continued losses at Royal Palm Bank and Heartland Bank.

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
The Special Committee also developed and executed a plan to raise additional equity through a shareholder rights offering. On April 27, 2010, the Company’s Board of Directors, upon the recommendation of the Special Committee, approved an amendment to its Certificate of Incorporation to increase the number of authorized shares of common stock of the Company from 14,000,000 to 30,000,000 (“the Amendment”). On May 24, 2010, at the Company’s annual meeting, stockholders voted to approve the Amendment. On July 12, 2010, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (“SEC”), to register Units comprised of shares of the Company’s common stock and warrants to acquire the Company’s common stock. Holders of the Company’s common stock would receive one subscription right for each share of Company common stock held as of September 23, 2010, the record date. The offering period expired on October 29, 2010. On November 3, 2010, the Company terminated the offering without acceptance of any of the subscriptions exercised thereunder. The Company’s Board of Directors determined that in light of the Company’s stock price trading substantially below the subscription price, it was not appropriate to accept the subscriptions that were exercised.
If the Company is unsuccessful in assessing and implementing other strategic and capital-raising options, and if a liquidity crisis would develop, the Company has various alternatives, which could include selling or closing certain branches or subsidiary banks, packaging and selling high-quality commercial loans, executing sale/leaseback agreements on its banking facilities, and other options. If executed, these transactions would decrease the various banks’ assets and liabilities, generate taxable income, improve capital ratios, and reduce general, administrative and other expense. In addition, the affected subsidiary banks would dividend the funds to the Company to provide liquidity, assuming such dividends receive the requisite regulatory approval. The Company is continuing to explore and evaluate all strategic and capital-raising options with its financial and legal advisors.
13. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Certain adjustments have been made to restate previously reported results for the three and nine months ended September 30, 2010. The Company previously announced its intentions to file this Form 10-Q/A on Form 8-K filed on December 28, 2010. This restatement is necessary to reflect an additional provision for loan losses of approximately $6.2 million and to increase the valuation allowance related to its deferred tax assets by approximately $10.3 million. These increases in the Company’s net loss were partially offset by an increase in the net loss attributable to the noncontrolling interest of approximately $1.5 million.
The increase in the provision for loan losses for the quarter ended September 30, 2010, reflected in this restatement, is the result of a determination made by the Company to increase its provision for loan losses after Mercantile Bank, the Company’s largest subsidiary bank, received the results of a recent, regularly scheduled safety and soundness examination conducted jointly by the Federal Deposit Insurance Corporation (the “FDIC”) and the Illinois Division of Financial Institutions (the “IDFI”) and completed in December 2010. Subsequent to the receipt of the results of its examination, Mercantile Bank amended its September 30, 2010 call report on December 17, 2010, to reflect an additional approximately $6.2 million in loan loss provision. The additional loan loss provision was required to increase the allowance for loan losses to a level deemed appropriate by Company management following the additional write-down of two commercial real estate loans by Mercantile Bank. As a result of the examination, Mercantile Bank reviewed Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events”; reassessed its evaluation of potential impairment losses as required by ASC Topic 310, “Receivables”; and reviewed information about the valuation of the underlying loan collateral and the financial condition of the borrowers that became known to Mercantile Bank following September 30, 2010, and determined that it was appropriate to record the write-down of the two impaired commercial real estate loans and make the additional adjustments retroactive to the third quarter of 2010.
Due to the determination to record additional loan loss provisions in the third quarter of 2010, the Company’s capital ratios were reduced and the Company re-evaluated the adequacy of the valuation allowance established for its deferred tax assets. Based on its analysis, the Company determined that it was no longer more likely than not that it could generate sufficient taxable income to realize the deferred tax assets in future near-term periods as defined by generally accepted accounting principles, and accordingly recognized an additional valuation allowance in the third quarter of 2010 in the amount of approximately $10.3 million, representing the full remaining balance of the Company’s and each of its subsidiary banks’ deferred tax assets prior to the adjustment.
Included in the Company’s additional approximately $10.3 million deferred tax asset valuation allowance was approximately $3.4 million related to Mid-America Bancorp, Inc. (“Mid-America”). This adjustment increased Mid-America’s net loss for the three and nine months ended September 30, 2010 by approximately $3.4 million, thereby increasing the Company’s net loss attributable to the noncontrolling interest for those same periods by approximately $1.5 million.
See the Explanatory Note on page 3 of this Form 10-Q/A for more information related to the adjustments retroactive to the third quarter of 2010.
The effects of the restatement on the Company’s condensed consolidated balance sheet, statement of operations, and statement of cash flows are summarized as follows:

	As of and for the Three Months Ended,			As of and for the Nine Months Ended,
	September 30, 2010			September 30, 2010
Condensed Consolidated	As Previously			As Previously
Statement of Operations	Reported	Adjustment	Restated	Reported	Adjustment	Restated

Provision for loan losses	$5,386	$6,174	$11,560	$16,526	$6,174	$22,700
Net interest income (expense) after provision for loan losses	979	(6,174)	(5,195)	2,260	(6,174)	(3,914)
Loss from continuing operations before income taxes	(6,016)	(6,174)	(12,190)	(17,865)	(6,174)	(24,039)
Income tax expense (benefit)	2,765	10,349	13,114	(272)	10,349	10,077
Loss from continuing operations	(8,781)	(16,523)	(25,304)	(17,593)	(16,523)	(34,116)
Net Loss	(8,562)	(16,523)	(25,085)	(14,164)	(16,523)	(30,687)
Net loss attributable to the noncontrolling interest	(1,035)	(1,516)	(2,551)	(3,146)	(1,516)	(4,662)
Net loss attributable to Mercantile Bancorp, Inc.	(7,527)	(15,007)	(22,534)	(11,018)	(15,007)	(26,025)

Per share data
Basic earnings (loss) per share from continuing operations	(0.89)	(1.73)	(2.62)	(1.66)	(1.72)	(3.38)

	As of and for the Nine Months Ended,
	September 30, 2010
	As Previously
Condensed Consolidated Statement of Cash Flows	Reported	Adjustment	Restated

Net loss before attribution of noncontrolling interest	$(14,164)	$(16,523)	$(30,687)
Net loss attributable to noncontrolling interest	(3,146)	(1,516)	(4,662)
Net income (loss) attributable to Mercantile Bancorp, Inc.	(11,018)	(15,007)	(26,025)
Provision for loan losses	16,574	6,174	22,748
Deferred income taxes	638	10,124	10,762
Other assets	3,047	225	3,272
Noncontrolling interest in subsidiary	(3,146)	(1,516)	(4,662)

	As of September 30, 2010
	As Previously
Condensed Consolidated Balance Sheet	Reported	Adjustment	Restated

Loans, net of allowance for loan losses	$681,615	$(6,173)	$675,442
Deferred income taxes	10,125	(10,125)	—
Other assets	14,085	(225)	13,860
Total assets	998,573	(16,522)	982,051
Retained earnings (deficit)	14,077	(15,005)	(928)
Total Mercantile Bancorp, Inc. stockholders’ equity	30,145	(15,005)	15,140
Noncontrolling interest	755	(1,517)	(762)
Total equity	30,900	(16,522)	14,378
Total liabilities and equity	998,573	(16,522)	982,051

14. SUBSEQUENT EVENTS
On November 3, 2010, the Company announced it would terminate the shareholder rights offering it implemented on September 23, 2010 without acceptance of any of the subscriptions exercised thereunder. The Company’s Board of Directors determined that in light of the Company’s stock price trading substantially below the subscription price, it was not appropriate to accept the subscriptions that were exercised. The Company continues to work with its financial advisors and legal counsel in assessing its strategic and capital-raising options.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Cautionary Notice Regarding Forward-looking Statements
     Statements and financial discussion and analysis contained in the Form 10-Q/A that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements include information about possible or assumed future results of the Company’s operations or performance. Use of the words “believe,” “expect”, “anticipate”, “estimate”, “continue”, “intend”, “may”, “will”, “should”, or similar expressions, identifies these forward-looking statements. Examples of forward-looking statements include, but are not limited to, estimates or projections with respect to our future financial condition, results of operations or business, such as:
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
On July 12, 2010, the Company announced that it had implemented an early retirement option and a limited reduction in force at the Company, Mercantile Bank, Royal Palm Bank and Heartland Bank. The Company’s Board of Directors authorized these actions on June 22, 2010, upon recommendation of the Board’s Compensation Committee, as additional steps in the Company’s efforts to reduce overhead costs in light of the sale of three of the Company’s subsidiary banks in the fourth quarter of 2009 and first quarter of 2010. The early retirements and reductions in force were completed by October 31, 2010. Total expenses related to these actions (principally one- time termination payments) were approximately $191,000. A total of 22 full-time positions were eliminated, representing approximately 7.7% of the Company’s workforce prior to implementation of these actions.

Also on July 12, 2010, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (SEC), to register units comprised of shares of the Company’s common stock and warrants to acquire the Company’s common stock. Holders of the Company’s common stock would receive one subscription right for each share of Company common stock held as of September 23, 2010, the record date. The offering period expired on October 29, 2010. On November 3, 2010, the Company terminated the offering without acceptance of any of the subscriptions exercised thereunder. The Company’s Board of Directors determined that in light of the Company’s stock price trading substantially below the subscription price, it was not appropriate to accept the subscriptions that were exercised.
Results of Operations
Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009
Overview. Unless otherwise indicated, discussions below regarding income and expense for the three months ended September 30, 2010 and 2009 refer to the Company’s continuing operations. Net loss for the three months ended September 30, 2010 from both continuing and discontinued operations was $22.5 million compared with a net loss of $1.4 million for the same period in 2009. The primary factors contributing to the increase in net loss were an increase in provision for loan losses to $11.6 million for the three months ended September 30, 2010 compared to $5.3 million for the same period in 2009; income tax expense of $13.1 million for the three months ended September 30, 2010, largely related to an increase in the valuation allowance on deferred tax assets, compared to income tax benefit of $3.0 million for the same period in 2009; and a decrease in income from discontinued operations of $2.1 million. These increases in net loss were partially offset by an increase in net interest income of $661 thousand, an increase in noninterest income of $215 thousand, a decrease in noninterest expense of $293 thousand, and an increase in net loss attributable to noncontrolling interest of $2.1 million. Basic earnings (loss) per share (EPS) from continuing operations for the three months ended September 30, 2010 was $(2.62) compared with ($0.42) for the same period in 2009.
Total assets at September 30, 2010 were $982.1 million compared with $1.4 billion at December 31, 2009, a decrease of $408.4 million or 29.4%, primarily attributable to decreases in cash and cash equivalents, securities, loans, and discontinued operations assets held for sale, partially offset by an increase in foreclosed assets held for sale. Total loans, including loans held for sale, at September 30, 2010 were $704.2 million compared with $776.7 million at December 31, 2009, a decrease of $72.5 million or 9.3%. Total deposits at September 30, 2010 were $868.9 million compared with $954.5 million at December 31, 2009, a decrease of $85.6 million or 9.0%. Total Mercantile Bancorp, Inc. stockholders’ equity at September 30, 2010 was $15.1 million compared with $41.3 million at December 31, 2009, a decrease of $26.2 million or 63.3%.
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

	For the three months ended September 30
		2010			2009
		Income/			Income/
	Average Balance	Expense	Yield/Rate	Average Balance	Expense	Yield/Rate
			(dollars in thousands)
Assets
Interest-bearing demand deposits	$71,794	$43	0.24%	$86,706	$8	0.04%
Federal funds sold	10,679	6	0.22%	8,504	3	0.14%
Securities:
Taxable
U.S. treasuries and government agencies	4,079	24	2.33%	—	3	0.00%
Mortgage-backed securities: GSE residential	33,052	244	2.93%	24,012	241	3.98%
Other securities	58,283	579	3.94%	69,193	788	4.52%

Total taxable	95,414	847	3.52%	93,205	1,032	4.39%
Non-taxable — State and political subdivision (3)	27,164	231	3.37%	27,612	234	3.36%
Loans (net of unearned discount ) (1)(2)	717,608	10,225	5.65%	825,305	11,191	5.38%
Federal Home Loan Bank stock	2,949	2	0.27%	2,947	2	0.27%

Total interest-earning assets	925,608	$11,354	4.87%	1,044,279	$12,470	4.74%

Cash and due from banks	10,350			12,359
Interest receivable	3,847			4,288
Foreclosed assets held for sale, net	25,876			10,401
Cost method investments in common stock	1,392			2,210
Cash surrender value of life insurance	15,337			14,783
Premises and equipment	24,618			26,254
Other	26,855			20,290
Intangible assets	1,861			1,992
Allowance for loan loss	(22,184)			(23,271)
Discontinued operations, Assets held for sale	—			595,767

Total assets	$1,013,560			$1,709,352

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$66,345	$44	0.26%	$63,078	$48	0.30%
Savings deposits	45,604	38	0.33%	46,873	64	0.54%
Money-market deposits	112,432	163	0.58%	160,918	315	0.78%
Time and brokered time deposits	554,268	3,666	2.62%	584,364	4,559	3.10%
Short-term borrowings	14,907	45	1.20%	65,039	614	3.75%
Long term debt	15,001	159	4.21%	35,052	347	3.93%
Junior subordinated debentures	61,858	874	5.61%	61,858	819	5.25%

Total interest-bearing liabilities	870,415	$4,989	2.27%	1,017,182	$6,766	2.64%

Demand deposits	93,773			85,234
Interest payable	6,063			3,796
Other liabilities	4,594			4,650
Discontinued operations, Liabilities held for sale	—			544,499
Noncontrolling interest	1,723			4,682
Stockholders’ equity	36,992			49,309

Total liabilities and stockholders’ equity	$1,013,560			$1,709,352

Interest spread			2.60%			2.10%
Net interest income		$6,365			$5,704

Net interest margin			2.73%			2.17%
Interest-earning assets to interest-bearing liabilities	106.34%			102.66%

(1)	Non-accrual loans have been included in average loans, net of unearned discount

(2)	Includes loans held for sale

(3)	The tax exempt income for state and political subdivisions in not recorded on a tax equivalent basis.

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
Provision for Loan Losses. As discussed in the Explanatory Note on page 3 of this Form 10-Q/A, certain adjustments have been made to restate previously reported results for the three and nine months ended September 30, 2010. These adjustments included an additional $6.2 million of provision for loan loss, compared to the amount originally reported.
Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses (“ALLL”) to a level deemed appropriate by management. For the three months ended September 30, 2010, the provision increased by approximately $6.2 million to $11.6 million, compared with $5.3 million for the same period in 2009, due to Mercantile Bank’s write-down of two commercial real estate loans. As discussed in the Explanatory Note on page 3 of this Form 10-Q/A, Mercantile Bank originally recorded these write-downs in the fourth quarter of 2010, but after receiving the results of a recent, regularly scheduled safety and soundness examination, Mercantile Bank reassessed the circumstances impacting the two loans as subsequent events, and determined the write-downs should have been recognized as of September 30, 2010. On one of the loans, the borrower unexpectedly filed for bankruptcy in October 2010, whereas the other loan involved a lawsuit filed against the guarantors that was continued by the court in November 2010 until February 2011. In both cases, prior to the third quarter of 2010, Mercantile Bank had relied on the financial strength of the guarantors to service the debt. However, considering the uncertainties associated with the bankruptcy process and the delays in the lawsuit, Mercantile Bank concluded that both write-downs should be retroactively applied to the third quarter of 2010.
The Company continues to be negatively impacted by further declines in real estate values that collateralize loans, both in its Florida market and in some of its purchased participations in commercial real estate developments in other areas of the country.
The ALLL at September 30, 2010 was $25.9 million, or 3.67% of total loans, an increase of $7.0 million from $18.9 million or 2.43% of total loans at December 31, 2009. Nonperforming loans were $49.8 million, or 7.07% of total loans as of September 30, 2010, compared with $50.8 million, or 6.54% of total loans as of December 31, 2009. Impaired loans decreased from $111.2 million at December 31, 2009 to $105.7 million at September 30, 2010. Approximately $12.1 million of this decrease is attributable to foreclosures on two loans to commercial real estate developers by Mercantile Bank and the subsequent transfer of the properties to foreclosed assets held for sale. The remainder of the decrease was due to the charge-offs at Mercantile Bank and Heartland, as well as payments received on impaired loans. This decrease was partially offset by an increase in impaired loans at Mercantile Bank, Royal Palm Bank, and Heartland throughout 2010. The Company anticipates a portion of the impaired loans will eventually be charged off, but believes it has adequately reserved for these losses based on circumstances existing as of September 30, 2010.
As discussed in the Explanatory Note on page 3 of this Form 10-Q/A, due to the additional loan write-downs and provisions for loan losses retroactive to the third quarter of 2010, the Company re-evaluated its ALLL calculation as of September 30, 2010, including both the general and specific reserves and incorporated into its re-evaluation the revised historical loss experience factor created by the additional write-downs. Each of the Company’s subsidiary banks performs a quarterly ALLL calculation which the Company utilizes to evaluate the adequacy of the total ALLL on a consolidated basis. Each of these calculations is designed to quantify an acceptable range rather than a specific amount. The Company’s re-evaluation of the consolidated ALLL as of September 30, 2010, based on the additional $6.2 million of loan write-downs at Mercantile Bank, resulted in a determination by the Company that the difference between the calculated amount and the balance reflected in the restated financial statements as of September 30, 2010 was within the acceptable range.
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
Income Tax Expense (Benefit). Income tax expense from continuing operations for the three months ended September 30, 2010 was $13.1 million compared to a benefit of $3.0 million for the same period in 2009, primarily due to an increase in the valuation allowance related to the Company’s deferred tax assets. As discussed in the Explanatory Note on page 3 of this Form 10-Q/A, certain adjustments have been made to restate previously reported results for the three and nine months ended September 30, 2010. These adjustments included an additional valuation allowance related to deferred tax assets in the amount of approximately $10.3 million, representing the full remaining balance of the Company’s and each of its subsidiary banks’ deferred tax assets prior to the adjustment. Due to the determination to record additional loan loss provisions in the third quarter of 2010, the Company’s capital ratios were reduced and the Company re-evaluated the adequacy of the valuation allowance established for its deferred tax assets. Based on its analysis, the Company determined that it was no longer more likely than not that it could generate sufficient taxable income to realize the deferred tax assets in future near-term periods as defined by generally accepted accounting principles.
The Company has recognized no increase in its liability for unrecognized tax benefits. The Company files income tax returns in the U.S. federal jurisdiction and the states of Illinois, Missouri, Kansas and Florida jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2005.
Results of Operations
Comparison of Operating Results for the Nine Months Ended September 30, 2010 and 2009
Overview. Unless otherwise indicated, discussions below regarding income and expense for the nine months ended September 30, 2010 and 2009 refer to the Company’s continuing operations. Net loss for the nine months ended September 30, 2010 from both continuing and discontinued operations was $26.0 million compared with a net loss of $54.3 million for the same period in 2009. The primary factors contributing to the decrease in net loss were a goodwill impairment charge of $30.4 million recognized during the second quarter of 2009, compared to none in 2010; an increase in net interest income of $3.0 million; an increase in noninterest income of $279 thousand; a decrease in noninterest expense of $35.3 million (including the $30.4 million decrease in goodwill impairment charge); an increase in income from discontinued operations of $11.9 million; and an increase in net loss attributable to noncontrolling interest of $3.2 million. These decreases in net loss were partially offset by an increase in provision for loan losses to $22.7 million for the nine months ended September 30, 2010, compared to $17.6 million for the same period in 2009, and income tax expense of $10.1 million for the nine months ended September 30, 2010, associated with an increase in the valuation allowance on deferred tax assets, compared to an income tax benefit of $10.3 million for the same period in 2009. . Basic earnings (loss) per share (EPS) for the nine months ended September 30, 2010 were $(3.38) compared with $(5.27) for the same period in 2009. The Company’s annualized return on average assets was (3.18)% for the nine months ended September 30, 2010, compared with (4.14)% for the same period in 2009. The annualized return on average stockholders’ equity was (85.97)% for the nine months ended September 30, 2010, compared to (88.72)% for the same period in 2009.
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

	For the nine months ended September 30
		2010			2009
		Income/			Income/
	Average Balance	Expense	Yield/Rate	Average Balance	Expense	Yield/Rate
			(dollars in thousands)
Assets
Interest-bearing demand deposits	$72,611	$161	0.30%	$77,582	$160	0.28%
Federal funds sold	11,892	21	0.24%	12,058	11	0.12%
Securities:
Taxable
U.S. treasuries and government agencies	2,328	49	2.81%	1,722	25	1.94%
Mortgage-backed securities: GSE residential	33,632	800	3.18%	23,834	784	4.40%
Other securities	61,739	1,894	4.10%	72,509	2,525	4.66%

Total taxable	97,699	2,743	3.75%	98,065	3,334	4.55%
Non-taxable — State and political subdivision (3)	27,727	737	3.55%	28,103	714	3.40%
Loans (net of unearned discount ) (1)(2)	743,006	30,458	5.48%	840,834	33,918	5.39%
Federal Home Loan Bank stock	2,899	9	0.42%	3,332	11	0.44%

Total interest-earning assets	955,834	$34,129	4.77%	1,059,974	$38,148	4.81%

Cash and due from banks	9,334			12,432
Interest receivable	3,797			4,351
Foreclosed assets held for sale, net	20,507			10,177
Cost method investments in common stock	1,392			2,874
Cash surrender value of life insurance	15,221			14,194
Premises and equipment	24,993			26,664
Other	24,497			19,269
Goodwill	—			20,480
Intangible assets	1,890			1,545
Allowance for loan loss	(20,183)			(19,798)
Discontinued operations, Assets held for sale	58,130			602,904

Total assets	$1,095,412			$1,755,066

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$67,476	$137	0.27%	$65,152	$158	0.32%
Savings deposits	46,921	123	0.35%	46,705	218	0.62%
Money-market deposits	120,516	533	0.59%	153,013	1,057	0.92%
Time and brokered time deposits	559,397	11,177	2.67%	606,800	15,567	3.43%
Short-term borrowings	20,056	282	1.88%	69,195	1,783	3.45%
Long term debt	15,687	538	4.59%	35,052	1,085	4.14%
Junior subordinated debentures	61,858	2,553	5.52%	61,858	2,523	5.45%

Total interest-bearing liabilities	891,911	$15,343	2.30%	1,037,775	$22,391	2.88%

Demand deposits	97,320			81,043
Interest payable	5,239			3,341
Other liabilities	4,190			4,414
Discontinued operations, Liabilities held for sale	53,479			541,608
Noncontrolling interest	2,800			5,082
Stockholders’ equity	40,473			81,803

Total liabilities and stockholders’ equity	$1,095,412			$1,755,066

Interest spread			2.47%			1.93%
Net interest income		$18,786			$15,757

Net interest margin			2.63%			1.99%
Interest-earning assets to interest-bearing liabilities	107.17%			102.14%

(1)	Non-accrual loans have been included in average loans, net of unearned discount

(2)	Includes loans held for sale

(3)	The tax exempt income for state and political subdivisions in not recorded on a tax equivalent basis.

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
Provision for Loan Losses. As discussed in the Explanatory Note on page 3 of this Form 10-Q/A, certain adjustments have been made to restate previously reported results for the three and nine months ended September 30, 2010. These adjustments included an additional approximately $6.2 million of provision for loan loss, compared to the amount originally reported.
Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the nine months ended September 30, 2010, the provision increased by $5.1 million to $22.7 million, compared with $17.6 million for the same period in 2009, primarily due to Mercantile Bank’s write-down of the two commercial real estate loans discussed in the Explanatory Note on page 3 of this Form 10-Q/A. The Company continues to be negatively impacted by further declines in real estate values that collateralize loans, both in its Florida market and in some of its purchased participations in commercial real estate developments in other areas of the country. Additionally, the provision for the nine months ended September 30, 2010 includes approximately $2.0 million related to a subordinated debenture at a troubled financial institution held by both Royal Palm Bank and Heartland.
The allowance for loan losses at September 30, 2010 was $25.9 million, or 3.67% of total loans, an increase of $7.0 million from $18.9 million or 2.43% of total loans at December 31, 2009. Nonperforming loans were $49.8 million, or 7.07% of total loans as of September 30, 2010, compared with $50.8 million, or 6.54% of total loans as of December 31, 2009. Impaired loans decreased from $111.2 million at December 31, 2009 to $105.7 million at September 30, 2010. Approximately $12.1 million of this decrease is attributable to foreclosures on two loans to commercial real estate developers by Mercantile Bank and the subsequent transfer of the properties to foreclosed assets held for sale. The remainder of the decrease was due to the charge-offs at Mercantile Bank and Heartland, as well as payments received on impaired loans. This decrease was partially offset by an increase in impaired loans at Mercantile Bank, Royal Palm Bank, and Heartland throughout 2010. The Company anticipates a portion of the impaired loans will eventually be charged off, but believes it has adequately reserved for these losses based on circumstances existing as of September 30, 2010, including the Company’s re-evaluation of its ALLL calculation incorporating the revised historical loss experience factor created by the additional write-downs discussed in the Explanatory Note on page 3 of this Form 10-Q/A.
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
Income Tax Expense (Benefit). Income tax expense from continuing operations for the nine months ended September 30, 2010 was $10.1 million, compared to a benefit of approximately $10.3 million for the same period in 2009, primarily due to an increase in the valuation allowance related to the Company’s deferred tax assets. As discussed in the Explanatory Note on page 3 of this Form 10-Q/A, certain adjustments have been made to restate previously reported results for the three and nine months ended September 30, 2010. These adjustments included an additional valuation allowance related to deferred tax assets in the amount of $10.3 million, representing the full remaining balance of the Company’s and each of its subsidiary banks’ deferred tax assets prior to the adjustment. Due to the determination to record additional loan loss provisions in the third quarter of 2010, the Company’s capital ratios were reduced and the Company re-evaluated the adequacy of the valuation allowance established for its deferred tax assets. Based on its analysis, the Company determined that it was no longer more likely than not that it could generate sufficient taxable income to realize the deferred tax assets in future near-term periods as defined by generally accepted accounting principles.
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
Financial Condition
September 30, 2010 Compared to December 31, 2009
Loan Related Data. As discussed in the Explanatory Note on page 3 of this Form 10-Q/A, certain adjustments have been made to restate previously reported results for the three and nine months ended September 30, 2010. These adjustments included additional loan charge-offs as of September 30, 2010. Further discussion of the loan portfolio reflects these adjustments to September 30, 2010 balances, as restated.
Loan Portfolio. Total loans from continuing operations, including loans held for sale, decreased $72.5 million or 9.3% to $704.2 million as of September 30, 2010 from $776.7 million as of December 31, 2009. The Company’s subsidiary banks experienced decreased loan balances in the first nine months of 2010 due to charge offs, seasonal fluctuations, debt paydowns, stricter underwriting standards, and the uncertain economy and the fear of continued recession causing potential borrowers to reduce their spending. At September 30, 2010 and December 31, 2009, the ratio of total loans to total deposits was 81.0% and 81.4%, respectively. For the same periods, total loans represented 71.7% and 55.9% of total assets, respectively.

The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated, with 2009 restated to exclude discontinued operations:

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	Restated	(dollars in thousands)

Commercial and financial	$152,586	21.67%	$161,702	20.82%
Agricultural	11,820	1.68%	9,832	1.27%
Real estate — farmland	17,201	2.44%	19,655	2.53%
Real estate — construction	106,781	15.16%	153,578	19.77%
Real estate — commercial	161,200	22.89%	163,292	21.02%
Real estate — residential (1)	190,338	27.04%	193,818	24.96%
Installment loans to individuals	64,253	9.12%	74,793	9.63%

Total loans	704,179	100.00%	776,670	100.00%

Allowance for loan losses	25,866		18,851

Total loans, including loans held for sale, net of allowance for loan losses	$678,313		$757,819

(1)	Includes loans held for sale
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
Total nonperforming loans decreased to $49.8 million as of September 30, 2010 from $50.8 million as of December 31, 2009, while total nonperforming loans and nonperforming other assets increased to $75.9 million as of September 30, 2010 from $67.2 million as of December 31, 2009. The Company continues to be negatively impacted by further declines in real estate values that collateralize loans, both in its Florida market and in some of its purchased participations in commercial real estate developments in other areas of the country.
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
Nonperforming other assets is comprised primarily of the carrying value of several foreclosed commercial real estate properties in the Midwest and Florida that the Company intends to sell, with the carrying value representing management’s assessment of the net realizable value in the current market. The ratio of nonperforming loans to total loans increased to 7.07% as of September 30, 2010, from 6.54% as of December 31, 2009. The ratio of nonperforming loans and nonperforming other assets to total loans increased to 10.78% as of September 30, 2010 from 8.66% as of December 31, 2009.

The following table presents information regarding nonperforming assets at the dates indicated, with 2009 restated to exclude discontinued operations:

	September 30,	December 31,
	2010	2009

	(Restated)

Nonaccrual loans
Commercial and financial	$2,882	$1,439
Agricultural	—	248
Real estate — farmland	715	62
Real estate — construction	24,483	33,946
Real estate — commercial	7,316	7,378
Real estate — residential	6,797	6,803
Installment loans to individuals	164	154

Total nonaccrual loans	42,357	50,030

Loans 90 days past due and still accruing	3,773	393
Restructured loans	3,622	397

Total nonperforming loans	49,752	50,820

Repossessed assets	26,178	16,409
Other assets acquired in satisfaction of debt previously contracted	—	—

Total nonperforming other assets	26,178	16,409

Total nonperforming loans and nonperforming other assets	$75,930	$67,229

Nonperforming loans to loans, before allowance for loan losses	7.07%	6.54%

Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	10.78%	8.66%

Allowance for Loan Losses. In originating loans, the Company recognizes that loan losses will be experienced and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. Management has established an allowance for loan losses (“ALLL”), which it believes is adequate to cover probable losses inherent in the loan portfolio. Loans are charged off against the ALLL when the loans are deemed to be uncollectible. Although the Company believes the ALLL is adequate to cover probable losses inherent in the loan portfolio, the amount of the allowance is based upon the judgment of management, and future adjustments may be necessary if economic or other conditions differ from the assumptions used by management in making the determinations. In addition, the Company’s subsidiary banks periodically undergo regulatory examinations, and future adjustments to the ALLL could occur based on these examinations.
Based on an evaluation of the loan portfolio, management presents a quarterly review of the ALLL to the Audit Committee of the Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers the diversification by industry of the commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, and the present level of the ALLL.
A model is utilized to determine the specific and general portions of the ALLL. Through the loan review process, management assigns one of six loan grades to each loan, according to payment history, collateral values and financial condition of the borrower. The loan grades aid management in monitoring the overall quality of the loan portfolio. Specific reserves are allocated for loans in which management has determined that deterioration has occurred. In addition, a general allocation is made for each loan category in an amount determined based on general economic conditions, historical loan loss experience, and amount of past due loans. Management maintains the ALLL based on the amounts determined using the procedures set forth above.
The allowance for loan losses increased $7.0 million to $25.9 million as of September 30, 2010 from $18.9 million as of December 31, 2009. Provision for loan losses was $22.7 million and net charge-offs were $15.7 million for the nine months ended September 30, 2010. The allowance for loan losses as a percent of total loans increased to 3.67%

as of September 30, 2010 from 2.43% as of December 31, 2009. The increase was due to further deterioration of the commercial real estate markets in several of the Company’s locations, particularly in southwest Florida, resulting in nonperforming and impaired loan totals at historic elevated levels, as well as additional provisions at Heartland and Royal Palm Bank in regards to a subordinated debenture at a troubled financial institution, and at Mercantile Bank in regards to purchased participations in out-of-territory commercial real estate developments. The increase in allowance for loan losses was partially offset by increases in net charge-offs at Mercantile Bank and Heartland. As a percent of nonperforming loans, the allowance for loan losses increased to 51.99% as of September 30, 2010 from 37.09% as of December 31, 2009. The Company believes it has adequately reserved for potential losses based on circumstances existing as of September 30, 2010.
As discussed in the Explanatory Note on page 3 of this Form 10-Q/A, due to the additional loan write-downs and provisions for loan losses retroactive to the third quarter of 2010, the Company re-evaluated its allowance for loan loss (“ALLL”) calculation as of September 30, 2010, including both the general and specific reserves and incorporated into its re-evaluation the revised historical loss experience factor created by the additional write-downs. Each of the Company’s subsidiary banks performs a quarterly ALLL calculation which the Company utilizes to evaluate the adequacy of the total ALLL on a consolidated basis. Each of these calculations is designed to quantify an acceptable range rather than a specific amount. The Company’s re-evaluation of the consolidated ALLL as of September 30, 2010, based on the additional approximately $6.2 million of loan write-downs at Mercantile Bank, determined that the difference between the calculated amount and the balance reflected in the restated financial statements as of September 30, 2010 was within the acceptable range.
The following table presents for the periods indicated an analysis of the allowance for loan losses and other related data, with 2009 restated to exclude discontinued operations:

	As of and for the	As of and for
	Nine Months Ended	the Year Ended
	September 30,	December 31,
	2010	2009

	(Restated)
Average loans outstanding during year	$743,006	$840,834

Allowance for loan losses:
Balance at beginning of year	$18,851	$19,038

Loans charged-off:
Commercial and financial	2,777	927
Agricultural	13	438
Real estate — farmland	39	—
Real estate — construction	10,211	10,938
Real estate — commercial	1,019	2,055
Real estate — residential	1,220	7,218
Installment loans to individuals	627	899

Total charge-offs	15,906	22,475

Recoveries:
Commercial and financial	72	—
Agricultural	15	13
Real estate — farmland	—	—
Real estate — construction	52	34
Real estate — commercial	1	7
Real estate — residential	20	8
Installment loans to individuals	61	143

Total recoveries	221	205

Net charge-offs	15,685	22,270
Provision for loan losses	22,700	22,083

Balance at end of year	$25,866	$18,851

Allowance for loan losses as a percent of total loans outstanding at year end	3.67%	2.43%

Allowance for loan losses as a percent of total nonperforming loans	51.99%	37.09%

Ratio of net charge-offs to average total loans	2.11%	2.65%

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
Capital Resources
Other than the option of issuing common stock, the Company’s primary source of capital is net income retained by the Company. During the nine months ended September 30, 2010, the Company had a net loss of $26.0 million and paid no dividends to stockholders. During the year ended December 31, 2009, the Company incurred a net loss of $58.5 million and paid no dividends to stockholders. As of September 30, 2010, total Mercantile Bancorp, Inc. stockholders’ equity was $15.1 million, a decrease of $26.2 million from $41.3 million as of December 31, 2009.
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
The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of September 30, 2010, the Company’s total risk-based capital ratio was 3.86%, Tier 1 risk-based capital ratio was 1.93%, and its Tier 1 leverage ratio was 1.42%. The capital ratios fell below the adequately capitalized levels primarily due to continued loan losses as well as additional valuation allowance related to the Company’s and each of its subsidiary banks’ deferred tax. The Company is working with its legal and other professional advisors on various capital-raising options in an effort to restore its capital ratios to adequately capitalized levels. See the “Regulatory Matters” section of this filing for more information on the capital adequacy of the Company and its subsidiary banks. Without prior approval, the subsidiary banks are restricted as to the amount of dividends that they may declare to the balance of the retained earnings account, adjusted for defined bad debts. In addition, the FDIC has authority to prohibit or to limit the payment of dividends by a bank if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization. The Company, Mercantile Bank, Royal Palm Bank and Heartland Bank are each prohibited from paying any dividends without regulatory consent, pursuant to various regulatory enforcement actions taken with respect to each entity. See further discussion in the “Regulatory Matters” section of this filing.
The Company generated a net loss of $26.0 million in the first nine months of 2010, as well as net losses in each of the last two years, with $58.5 million in 2009 and $8.8 million in 2008. The 2008 and 2009 losses were largely due to the operating losses at Royal Palm Bank and Heartland Bank. Both of those banks continued to generate losses in the first nine months of 2010, as did Mercantile Bank, the Company’s largest subsidiary. Each bank has experienced significant increases in non-performing assets, impaired loans and loan loss provisions, resulting in bank regulators imposing cease and desist orders at Royal Palm Bank and Heartland Bank and a memorandum of understanding at Mercantile Bank. For further discussion of these regulatory enforcement actions, see the “Regulatory Matters” section of this filing.
As discussed in the Explanatory Note on page 3 of this Form 10-Q/A, the net loss in the first nine months of 2010 was increased by additional loan loss provision of approximately $6.2 million at Mercantile Bank, along with an approximately $10.3 million increase in the valuation allowance related to the Company’s deferred tax assets. Mercantile Bank’s net loss in 2010 is primarily due to charge-offs of purchased participations in large commercial real estate developments in various parts of the country. Royal Palm Bank’s operating losses over the past three years (excluding goodwill impairment) were primarily attributable to the severe decline in real estate values in its southwest Florida market, creating both loan losses and write-downs of foreclosed assets. Heartland’s losses were largely due to purchased participations from a bank in Georgia that was closed by the FDIC. Although the subsidiary banks are confident that they have identified the bulk of their asset quality issues and expect to see improved operating performance beginning in 2011, there can be no assurance that they will not experience additional losses. The Company has projected 2011 and 2012 operating results for each bank assuming an improving economy and reduced loan losses compared to 2008 through 2010. Those projections indicate Mercantile Bank returning to profitability in 2011. Royal Palm Bank and Heartland Bank are projected to be profitable in 2012, although not attaining compliance with all regulatory mandates set forth in their respective cease and desist orders.
Due to the net losses incurred by the Company in 2008, 2009 and the first nine months of 2010, including the effect of the re-statement of its results for the three and nine months ended September 30, 2010, equity capital has been reduced to a level that leaves the Company with very little capacity to absorb further losses. Mercantile Bank is the Company’s largest subsidiary bank, representing approximately 71% of total consolidated assets at September 30, 2010, and although operating under a regulatory memorandum of understanding due to elevated levels of impaired loans, its actual loan losses over the past two-plus years have been lower than the other two subsidiaries and it retains significant earnings capacity. However, it is unlikely that Mercantile Bank could generate sufficient earnings to offset continued losses at Royal Palm Bank and Heartland Bank.
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
If the Company is unsuccessful in assessing and implementing other strategic and capital-raising options, and if a liquidity crisis would develop, the Company has various alternatives, which could include selling or closing certain branches or subsidiary banks, packaging and selling high-quality commercial loans, executing sale/leaseback agreements on its banking facilities, and other options. If executed, these transactions would decrease the various banks’ assets and liabilities, generate taxable income, improve capital ratios, and reduce general, administrative and other expense. In addition, the affected subsidiary banks would dividend the funds to the Company to provide liquidity, assuming such dividends receive the requisite regulatory approval. The Company is continuing to explore and evaluate all strategic and capital-raising options with its financial and legal advisors.
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
On February 16, 2010, the Company executed a WA with the FRB, replacing the previously-issued MOU. The terms of the WA are generally consistent with the MOU, with a requirement that an updated capital and cash flow plan be submitted to the FRB. On May 19, 2010, the Company submitted to the FRB a revised three-year strategic and capital plan that outlines the proposed strategies to maintain its regulatory capital status of at least “adequately capitalized”, maintain positive cash balances at the parent company level, ensure that each of its subsidiaries meets the capital requirements directed by their respective regulatory orders, and meet its debt service requirements, including distributions on its trust preferred securities. On December 15, 2010, the Company submitted to the FRB an updated three-year strategic and capital plan that outlines the revised proposed strategies to maintain its regulatory capital status of at least “adequately capitalized”, maintain positive cash balances at the parent company level, ensure that each of its subsidiaries meets the capital requirements directed by their respective regulatory orders, and meet its debt service requirements, including distributions on its trust preferred securities. See the “Capital Resources” section of this filing for discussion of the Company’s efforts to raise capital through a shareholder rights offering and other strategies.
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
As of September 30, 2010, Mercantile Bank had a Tier 1 leverage capital ratio of 7.44% and a total risk based capital ratio of 11.14%. These ratios fell below the level required by the MOU primarily due to additional provisions for loan losses, and the Company elected not to inject any capital into Mercantile Bank until it determines a course of action to raise capital at the Company level. The FDIC has been notified of the non-compliance, and has requested the bank to provide a plan to restore the ratios to the required levels. The Company and Mercantile Bank are working with their legal and other professional advisors to develop a plan, which is expected to be implemented by March 31, 2011.
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
As of September 30, 2010, Royal Palm Bank had a Tier 1 leverage capital ratio of 6.79%, Tier 1 risk based capital ratio of 9.93% and a total risk based capital ratio of 11.30%. These ratios fell below the level required by the CDO primarily due to additional provisions for loan losses, and the Company elected not to inject any capital into Royal Palm Bank until it determines a course of action to raise capital at the Company level. The FDIC has been notified of the non-compliance, and has requested the bank to provide a plan to restore the ratios to the required levels. The Company and Royal Palm Bank are working with their legal and other professional advisors to develop a plan, which is expected to be implemented by March 31, 2011.
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
As of September 30, 2010, Heartland had a Tier 1 leverage capital ratio of 5.55%, Tier 1 capital ratio of 7.70%, and total risk based capital ratio of 9.71%. These ratios fell below the level required by the CDO primarily due to additional provisions for loan losses, and the Company elected not to inject any capital into Heartland until it determines a course of action to raise capital at the Company level. The FDIC has been notified of the non-compliance, and has requested the bank to provide a plan to restore the ratios to the required levels. The Company and Heartland are working with their legal and other professional advisors to develop a plan, which is expected to be implemented by March 31, 2011.

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
Deferred Taxes. Prior to September 30, 2010, the Company maintained significant net deferred tax assets for deductible temporary differences, the largest of which related to the net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only net charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. Management considered both positive and negative evidence regarding the ultimate recoverability of the deferred tax assets. Positive evidence includes the existence of taxes paid in available carryback years, available tax planning strategies and the probability that taxable income will be generated in future periods, while negative evidence includes a cumulative loss in the current year and prior year and general business and economic trends.
As discussed in the Explanatory Note on page 3 of this Form 10-Q/A, due to the determination to record additional loan loss provisions in the third quarter of 2010, the Company’s capital ratios were reduced and the Company re-evaluated the adequacy of the valuation allowance established for its deferred tax assets. Based on its analysis, the Company determined that it was no longer more likely than not that it could generate sufficient taxable income to realize the deferred tax assets in future near-term periods as defined by generally accepted accounting principles, and accordingly recognized an additional valuation allowance in the third quarter of 2010 in the amount of approximately $10.3 million, representing the full remaining balance of the Company’s and each of its subsidiary banks’ deferred tax assets prior to the adjustment. Management’s assumptions could change based on unanticipated changes in the current economic environment and cause management to decrease its valuation allowance.
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
Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer originally concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.
However, as discussed in the Explanatory Note on page 3 of this Form 10-Q/A, based on the need to revise the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2010, the Company’s management and the Audit Committee of the Board of Directors have taken steps recently to re-evaluate the Company’s internal control over financial reporting, subsequent to September 30, 2010, and have concluded there is a material weakness in their design of such internal controls. The material weakness relates to the identification and communication of subsequent events. The Company’s Board of Directors has implemented several steps to improve the process for timely identification and communication of subsequent events to the Audit Committee and thus will remediate the material weakness. Included in these steps are the following:
•	Appointment of a Chief Lending Officer at Mercantile Bank, whose responsibilities will include: oversight of lending policies and procedures to ensure adequate risk management and compliance with banking regulations at each of the Company’s subsidiary banks; management of loan portfolio credit quality, underwriting standards and problem resolution; evaluation of the adequacy of the ALLL; review and interpretation of banking laws and accounting guidance, along with communication of pertinent information to lending management; and, reporting and recommendations to the Audit Committee and Board of Directors of problem asset management and related processes.

•	Revision of the loan policy at each of the Company’s subsidiary banks to clearly define what constitutes a subsequent event and to more clearly identify the procedures to follow to ensure proper accounting and reporting of the impact of such subsequent events.

•	Revision of the loan policy at each of the Company’s subsidiary banks to address the banks’ participation in Shared National Credit loans, including procedures to follow upon receipt of a Shared National Credit exam report, execution of directives indicated in the report and appeal procedures with the lead bank and the FDIC in the event management disagrees with the findings in the report.
Changes in internal controls over financial reporting. Aside from the changes implemented by the Board of Directors, as discussed above, there were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As of September 30, 2010, Mercantile Bank, Royal Palm, Royal Palm Bank, Mid-America and Heartland Bank were in compliance with substantially all of the requirements of the enforcement actions pertaining to them, with the exception of the regulatory capital ratios at Mercantile Bank, Royal Palm Bank and Heartland Bank. The Company elected not to inject any additional capital into the subsidiary banks until it determines a course of action to raise capital at the Company level.
The regulatory agencies have been notified of the non-compliance and have requested the banks to provide plans to restore the ratios to required levels. The Company and its subsidiary banks are working with their legal and other professional advisors to develop plans, which are expected to be implemented by March 31, 2011.
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
The Company has developed and is continuing to develop and implement a capital-raising plan to address its future needs for capital. The Company successfully consummated the sale of three subsidiary banks in late 2009 and early 2010 as part of the plan. However, the Company terminated its pending shareholder rights offering on November 3, 2010, and thus was unsuccessful in completing that part of the plan. The Company is now assessing and developing other strategic and capital-raising options to augment its plan. While the Company is committed to the completion and execution of the augmented plan and is devoting necessary resources to achieve that result, the Company may not be able to identify additional, viable options or, if identified, successfully execute those options and the plan generally under current market conditions.

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

Date: February 7, 2011	By:	/s/ Ted T. Awerkamp
Ted T. Awerkamp
President and Chief Executive Officer (principal executive officer)

Date: February 7, 2011	By:	/s/ Michael P. McGrath
Michael P. McGrath
Executive Vice President, Treasurer, Secretary and Chief Financial Officer (principal financial officer/ principal accounting officer)