Form 10-K
period 2010-12-31
Mercantile Bancorp, Inc.
filed 2011-04-15
CIK 1289701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
 ☒        Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

OR

 ☐        Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
Commission File No.: 001-32434

MERCANTILE BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	37-1149138
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

200 N. 33rd Street, Quincy, Illinois	62301
(Address of Principal Executive Offices)	(Zip Code)

(217) 223-7300
 (Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock (par value $.42 per share)	NYSE Amex US

Securities registered under Section 12(g) of the Exchange Act:

Not Applicable
(Title of Class)

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

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
(Check one).  Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

As of June 30, 2010 the aggregate market value of the outstanding shares of the Company's common stock (based on the average stock price on June 30, 2010), other than shares held by persons who may be deemed affiliates of the Company, was approximately $12.1 million.  Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the Company is not bound by this determination for any other purpose.

As of March 31, 2011, the number of outstanding shares of the Company’s common stock, par value $0.4167 per share, was 8,748,330.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Mercantile Bancorp, Inc. definitive Proxy Statement for its 2011 Annual Meeting of Stockholders to be held on May 23, 2011, are incorporated by reference to this Annual Report on Form 10-K in response to items under Part III.

PART I

Item 1.	Business

Company and Subsidiaries

General.  Mercantile Bancorp, Inc. (the “Company”), a multi-state bank holding company, is headquartered in Quincy, Illinois.  The Company was incorporated on April 15, 1983 for the purpose of enabling Mercantile Bank (formerly known as Mercantile Trust & Savings Bank), an Illinois banking corporation, to operate within a bank holding company structure.  The Company’s largest subsidiary bank is Mercantile Bank, which serves rural communities in western Illinois and western Missouri, and thus a significant portion of the Company’s business is related directly or indirectly to the agricultural industry.  However, the Company also operates in larger metropolitan areas, with subsidiary banks in Naples, Florida and Leawood, Kansas (a suburb of Kansas City), as well as a branch of Mercantile Bank in Carmel, Indiana (a suburb of Indianapolis).  The Company reported, as of December 31, 2010, total assets of approximately $929 million and total deposits of approximately $833 million, and as of December 31, 2009, total assets of approximately $1.4 billion and total deposits of approximately $955 million.  At December 31, 2010, its subsidiaries consist of one bank in each of Illinois, Kansas and Florida.  As described in more detail below, Mercantile Bank has represented on average approximately 73% of the Company’s revenue from continuing operations and 59% of its pre-consolidated assets annually.  Most of the Company’s loans are related to real estate with, on average, approximately 68% being farmland, construction, commercial and mortgage loans.  The Company’s website is located at www.mercbanx.com.

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

Wholly-Owned Subsidiaries.  As of December 31, 2010, the Company was the sole shareholder of the following banking subsidiaries:

●	Mercantile Bank, located in Quincy, Illinois; and

●	Royal Palm Bancorp, Inc. (“Royal Palm”) the sole shareholder of The Royal Palm Bank of Florida (“Royal Palm Bank”), located in Naples, Florida

 Majority-Owned Subsidiaries. As of December 31, 2010, the Company was the majority, but not sole, shareholder of Mid-America Bancorp, Inc. (“Mid-America”), the sole shareholder of Heartland Bank (“Heartland”), located in Leawood, Kansas, in which the Company owns 55.5% (84,600 shares) of the outstanding voting stock. The Company’s percentage ownership of Mid-America was also 55.5% as of December 31, 2009.

 In addition to its equity interest in Mid-America, the Company also held convertible debentures issued by Mid-America totaling $10.9 million as of December 31, 2010.  The debentures paid interest at a rate of 5% per annum, had a maturity date of March 31, 2011 and were convertible at the holder’s option into common stock of Mid-America.  Because these instruments represented inter-company transactions, they were eliminated on a consolidated basis and excluded from the Company’s financial statements.  Mid-America had also issued convertible debentures totaling $1.0 million, with the same terms as those issued to the Company, to various minority shareholders of Mid-America (the “Other Holders”) as of December 31, 2010.

In March 2011, the Company entered into agreements to purchase the debentures held by each of the Other Holders in exchange for the issuance of a total of 45,000 shares of the Company’s common stock, valued at approximately $45 thousand.  On April 4, 2011, the Company exercised its option to convert all of the debentures into additional shares of Mid-America common stock, thereby increasing its equity ownership of Mid-America to 91.5%.

Pursuant to the State of Kansas Corporation Code, a corporation owning at least 90% of the outstanding shares of each class of stock of a subsidiary may merge such subsidiary into itself.  On February 25, 2011, the Company’s board of directors approved the merger of Mid-America into the Company and directed the Company’s officers to file the required Certificate of Ownership and Merger with the Kansas Secretary of State as soon as practicable.  The Company’s board of directors further authorized the payment of a total of $5,000 for the surrender and cancellation of all shares of Mid-America common stock not owned by the Company, on a pro rata basis to the holders of such shares.  On April 5, 2011, the Company completed the merger of Mid-America into the Company, Mid-America was dissolved and Heartland became a wholly-owned subsidiary of the Company.

Other Investments in Financial Institutions

As of December 31, 2010, the Company had less than majority ownership interests in several other banking organizations located throughout the United States.  Specifically, the Company owned the following percentages of the outstanding voting stock of these banking entities:

●	2.5% of Premier Community Bank of the Emerald Coast (“Premier Community”), located in Crestview, Florida;

●	3.7% of Paragon National Bank (“Paragon”), located in Memphis, Tennessee;

●	0.9% of Enterprise Financial Services Corp. (“Enterprise”), the sole shareholder of Enterprise Bank & Trust, based in Clayton, Missouri;

●	4.1% of Solera National Bancorp, Inc. (“Solera”), the sole shareholder of Solera National Bank, located in Lakewood, Colorado;

●	2.9% of Manhattan Bancorp, Inc. (“Manhattan”), the sole shareholder of Bank of Manhattan, located in Los Angeles, California; and

●	4.9% of Brookhaven Bank (“Brookhaven”), located in Atlanta, Georgia.

During 2010, the Company sold 71,718 shares of Enterprise for a total of approximately $722 thousand, recognizing a gain of approximately $70 thousand.

During the first quarter of 2011, the Company sold its remaining ownership interests in Enterprise and Manhattan for a total of approximately $2.0 million, recognizing gains on the sales of approximately $418 thousand.

2010 Events

In June 2009, the Company elected to defer regularly scheduled interest payments on its outstanding junior subordinated debentures relating to its trust preferred securities.  The terms of the junior subordinated debentures and the trust documents allow the Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty.  During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities.  Also during the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures.  As of December 31, 2010, the accumulated deferred interest payments totaled $5.7 million.

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution's risk-based deposit insurance assessment for the third quarter of 2009. The FDIC is also scheduled to increase the normal assessment rates with the intent being to replenish the Deposit Insurance Fund to the statutory limit of 1.15% of insured deposits by December 31, 2013.  The December 30, 2009 prepayment from continuing operations totaled approximately $3.9 million, and is being amortized based on the actual quarterly assessment invoices received from the FDIC.  As of December 31, 2010, the prepaid FDIC assessment balance is approximately $2.3 million.

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

On February 16, 2010, the Company executed a Written Agreement with the Federal Reserve Bank of St. Louis, replacing a previously-issued Memorandum of Understanding (“MOU”).  On March 8, 2010, Mercantile Bank entered into a MOU with the FDIC and the Illinois Department of Financial and Professional Regulation. For further discussion of these regulatory enforcement actions, see the “Regulatory Matters” section of this filing in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On February 26, 2010, the Company completed the sale of two of its wholly-owned subsidiaries, Marine Bank and Trust of Carthage, Illinois and Brown County State Bank of Mt. Sterling, Illinois, to United Community Bancorp, Inc. of Chatham, Illinois for approximately $25.8 million, subject to certain purchase price adjustments based on the combined book value of the banks at the closing of the transactions and other factors.  The proceeds from the sale were used to repay outstanding debt.  The Company recognized a gain on the sale of approximately $5.3 million, which is included in income from discontinued operations.

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

Also on July 12, 2010, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (SEC), to register units comprised of shares of the Company’s common stock and warrants to acquire the Company’s common stock. Holders of the Company's common stock would receive one subscription right for each share of Company common stock held as of September 23, 2010, the record date. The offering period expired on October 29, 2010. On November 3, 2010, the Company terminated the offering without acceptance of any of the subscriptions exercised thereunder. The Company’s Board of Directors determined that in light of the Company’s stock price trading substantially below the subscription price, it was not appropriate to accept the subscriptions that were exercised.

Discontinued Operations

As a result of the sale of two of the Company’s wholly-owned subsidiaries, Marine Bank and Trust and Brown County State Bank, on February 26, 2010, the assets and liabilities of those two banks have been excluded from the Company’s consolidated balance sheets as of December 31, 2010. The assets and liabilities of those two banks are included in the Company’s consolidated balance sheet as of December 31, 2009, but are reflected as “Discontinued operations, assets held for sale” and “Discontinued operations, liabilities held for sale”.  The income and expenses of those two banks for 2008, 2009 and the period January 1 through February 26, 2010 are included in “Income (loss) from discontinued operations” in the Company’s consolidated statements of operations.

As a result of the exchange for debt of another of the Company’s wholly-owned subsidiaries, HNB National Bank, on December 16, 2009, that bank’s assets and liabilities have been excluded from the Company’s consolidated balance sheets as of December 31, 2009 and 2010. HNB National Bank’s income and expenses for 2008 and the period January 1 through December 16, 2009 are included in “Income (loss) from discontinued operations” in the Company’s consolidated statements of operations.

Employees

As of December 31, 2010, the Company and its subsidiaries had 245 full-time employees and 7 part-time employees, which together equate to 249 full-time-equivalent employees.  None of the employees are represented by a collective bargaining group.

Business Strategies – Growth, Operations and Capital

Growth Strategy.  Prior to 2009, the Company had grown through a combination of internal growth, acquisitions and minority interest investments in other banking companies.  In the rural markets of west-central Illinois and northeast Missouri in which the Company has maintained a presence historically, the Company’s strategy focuses on continuing to be, and to strengthen its position as, a significant competitor.  Beginning in 1988, the Company acquired and successfully integrated nine bank holding companies and/or banks in these rural areas, three of which were merged into other subsidiaries of the Company in 2006, and two of which were merged into other subsidiaries in 2008.

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

While the Company has pursued these strategies in the past with success, as evidenced by its growth and improvement in stock price prior to 2008, the nationwide economic turmoil experienced in 2008, 2009 and 2010 has caused the Company’s management and board of directors to re-focus its efforts on restoring the Company to profitability and recovering the stockholder value lost as a result of the operating performance in the last three years.   As was the case with many financial institutions across the country, the Company was negatively impacted by the rapid and substantial devaluation of the real estate markets. The Company’s 2008 and 2009 losses were largely due to the operating losses at Royal Palm Bank and Heartland Bank.  Both of those banks continued to generate losses in 2010, as did Mercantile Bank, the Company’s largest subsidiary. Each bank has experienced significant increases in non-performing assets, impaired loans and loan loss provisions, resulting in bank regulators imposing Consent Orders at each bank.  In addition, largely because the financial services sector of the stock market was driven down, accounting rules required that the Company recognize other-than-temporary impairment charges related to several of its minority investments in financial services stocks, as well as goodwill impairment charges at all of the Company’s subsidiaries subsequent to an external valuation during the second quarter of 2009.    Furthermore, as a result of its operating performance over the past three years, the Company’s analysis of the adequacy of the valuation allowance established for its deferred tax assets resulted in the determination to write-off the full balance of deferred tax assets in 2010.

The Company’s subsidiary banks will continue the strategy of building long-term relationships by providing exceptional customer service to existing clients and adding new clients that fit the target market of individuals and small businesses.   In addition, the Company believes it can return to profitability by focusing its efforts in 2011 and beyond on the following:

●
Reduction of non-performing assets through loan workouts, seeking additional collateral from borrowers with weakened financial positions, pursuing recovery through foreclosure and sale of foreclosed properties.

●	Shift in loan portfolio mix to reduce concentration in commercial real estate, particularly in purchased loan participations with borrowers outside of the Company’s direct markets.

●	Less reliance on wholesale and brokered funding sources and corresponding increase in local core deposits through customer relationship development.

●
Continued aggressive expense management to identify opportunities to reduce overhead costs in light of the sale of three of the Company’s subsidiary banks in the fourth quarter of 2009 and first quarter of 2010.

Operating Strategy. The Company plans to continue its focus on customer service, efficient back office and other support services, and monitoring asset quality and capital resources.

The Company operates under a community banking philosophy that is customer driven, emphasizing long-term customer relationships, and provides practical financial solutions, convenience and consistent service. Each of the Company’s banking centers is administered by a local president who has knowledge of the particular community and lending expertise in the specific industries found within the community. The bank presidents have the authority and flexibility within general parameters to make customer-related decisions, as the Company’s management believes that the most efficient and effective decisions are made at the point of customer contact by the people who know the customer. With the Company’s decentralized decision-making process, the Company is able to provide customers with rapid decisions on lending issues.

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

 Capital Strategy.  In June 2009, to address the declining operating performance, the Company’s Board of Directors initiated a process to identify and evaluate a broad range of strategic alternatives to further strengthen the Company’s capital base and enhance shareholder value.  These strategic alternatives have included and may include asset sales, rationalization of non-business operations, consolidation of operations, closing of branches, mergers of subsidiaries, capital raising and other recapitalization transactions.  As part of this process, the Board created a special committee (the “Special Committee”) of independent directors to develop, evaluate and oversee any strategic alternatives that the Company may pursue.  The Special Committee has retained outside financial and legal advisors to assist it with its evaluation and oversight.

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

The Special Committee also developed and executed a plan to raise additional equity through a shareholder rights offering.  On April 27, 2010, the Company’s Board of Directors, upon the recommendation of the Special Committee, approved an amendment to its Certificate of Incorporation to increase the number of authorized shares of common stock of the Company from 14,000,000 to 30,000,000 (“the Amendment”). On May 24, 2010, at the Company’s annual meeting, stockholders voted to approve the Amendment. On July 12, 2010, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (“SEC”), to register units comprised of shares of the Company’s common stock and warrants to acquire the Company’s common stock.  Holders of the Company's common stock would receive one subscription right for each share of Company common stock held as of September 23, 2010, the record date. The offering period expired on October 29, 2010. On November 3, 2010, the Company terminated the offering without acceptance of any of the subscriptions exercised thereunder. The Company’s Board of Directors determined that in light of the Company’s stock price trading substantially below the subscription price, it was appropriate not to accept the subscriptions that were exercised.

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

Products and Services

General.   The Company, through its subsidiaries, conducts a full-service consumer and commercial banking business, which includes mainly deposit gathering, safekeeping and distribution; lending for commercial, financial and agricultural purposes, real estate purposes (including farmland, construction and mortgages), and consumer purposes; and asset management including trust, estate and agency management, retail brokerage services, and agricultural business management.  These products and services are provided in all of the Company’s markets through its main offices and branches, which markets are identified in more detail below.  However, lending activities generate collectively most of the Company’s consolidated revenue each year and individually are the only products and services, other than interest income on investment securities that have equaled or exceeded 10% of the Company’s consolidated revenue consistently over the past three fiscal years.  Approximately 76% of the Company’s revenues have been derived on average annually from its subsidiaries’ lending activities.

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

Real Estate Loans.  The Company’s banks make real estate loans for farmland, construction and mortgage purposes as more thoroughly described below.  Collectively, these loans, which include loans held for sale, comprise the largest category of the Company’s loans.  At December 31, 2010, the Company had approximately $450.3 million in such loans, representing 67.3% of total loans.  At December 31, 2009, the Company had approximately $530.3 million in such loans from continuing operations, representing 68.4% of total loans from continuing operations, and approximately $115.4 million from discontinued operations, representing 54.5% of total loans from discontinued operations.

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

Farmland real estate loans have generated the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues from continuing operations for the years indicated: $1.2 million, or 2.3% for 2010; $1.4 million, or 2.3% for 2009; and $1.3 million or 2.0% for 2008.  Farmland real estate loans have generated the following approximate dollar amounts from discontinued operations for the years indicated: $2.4 million for 2009 and $5.8 million for 2008. At December 31, 2010, the Company had approximately $15.5 million in such loans, representing 2.3% of total loans. At December 31, 2009, the Company had approximately $19.7 million in such loans from continuing operations, representing 2.5% of total loans from continuing operations and approximately $41.2 million from discontinued operations, representing 19.4% of total loans from discontinued operations.

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

Construction real estate loans have generated the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues from continuing operations for the years indicated:  $4.3 million or 8.1% for 2010, $5.7 million or 9.8% for 2009; and $11.9 million or 17.6% for 2008.  Construction real estate loans have generated the following approximate dollar amounts from discontinued operations for the years indicated: $353 thousand for 2009 and $405 thousand for 2008. At December 31, 2010, the Company had $91.6 million in such loans, representing 13.7% of total loans.  At December 31, 2009, the Company had $153.6 million in such loans from continuing operations, representing 19.8% of total loans from continuing operations, and approximately $7.9 million from discontinued operations, representing 3.7% of total loans from discontinued operations.

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

Commercial real estate loans have generated the following approximate dollar amounts representing the following percentages of the Company’s consolidated revenues from continuing operations for the years indicated:  $10.8 million or 20.4% for 2010, $12.5 million or 21.4% for 2009; and $11.8 million or 17.5% for 2008.  Commercial real estate loans have generated the following approximate dollar amounts from discontinued operations for the years indicated: $613 thousand for 2009 and $5.8 million for 2008. As of December 31, 2010, the Company had $153.8 million in such loans, which represented 23.0% of the Company’s total loans.  As of December 31, 2009, the Company had $163.3 million in such loans from continuing operations, which represented 21.0% of the Company’s total loans from continuing operations, and $12.8 million from discontinued operations, representing 6.0% of total loans from discontinued operations.

Residential real estate loans have generated the following approximate dollar amounts representing the following percentages of the Company’s consolidated revenues from continuing operations for the years indicated:  $9.0 million or 16.9% for 2010, $8.3 million or 14.3% for 2009; and $8.8 million or 13.1% for 2008. Residential real estate loans have generated the following approximate dollar amounts from discontinued operations for the years indicated: $3.3 million for 2009 and $8.6 million for 2008. As of December 31, 2010, the Company had $189.5 million in such loans, which represented 28.3% of the Company’s total loans. As of December 31, 2009, the Company had $193.8 million in such loans from continuing operations, which represented 25.0% of the Company’s total loans from continuing operations, and $53.6 from discontinued operations, representing 25.3% of total loans from discontinued operations.

The most significant risk concerning mortgage real estate loans is the fluctuation in market value of the real estate collateralizing the loans.  A decrease in market value of real estate securing a loan may jeopardize a bank’s ability to recover all of the unpaid portion of the loan if the bank is forced to foreclose.  If there were significant decreases in market value throughout one or more markets of the Company, the Company could experience multiple losses in such market or markets.  While the Company’s banks have underwriting procedures designed to identify what management believes to be acceptable lender risks in mortgage lending, these procedures may not prevent losses from the risks described above.  It is not the Company’s practice to make subprime loans, and the direct exposure to any subprime loans is minimal.  Approximately 69% of all of the Company’s net charge-offs for the years 2006 through 2010 were related to loans secured by real estate.

Commercial, Financial and Agricultural Loans. These loans are primarily made within the Company’s market areas and are underwritten on the basis of the borrower’s ability to service the debt from income. As a general practice, the Company’s banks take as collateral a lien on any available equipment, accounts receivables or other assets owned by the borrower and often obtain the personal guaranty of the borrower. In general, these loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial, financial and agricultural loans is due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial, financial and agricultural loans generally will be serviced principally from the operations of the business, and those operations may not be successful.  As a result of these additional complexities, variables and risks, commercial, financial and agricultural loans require more thorough underwriting and servicing than other types of loans.  Approximately 25% of all of the Company’s net charge-offs for the years 2006 through 2010 were related to commercial, financial or agricultural loans.

Commercial, financial and agricultural loans, which include floor plan loans, generated the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues from continuing operations for the years indicated: $9.3 million or 17.5% for 2010, $10.6 million or 18.2% for 2009; and $11.0 million or 16.3% for 2008.  Commercial, financial and agricultural loans have generated the following approximate dollar amounts from discontinued operations for the years indicated: $3.4 million for 2009 and $7.5 million for 2008. At December 31, 2010, the Company had $158.2 million in such loans, representing 23.7% of total loans.  At December 31, 2009, the Company had $171.5 million in such loans from continuing operations, representing 22.1% of total loans from continuing operations, and $64.4 million from discontinued operations, representing 30.4% of total loans from discontinued operations.

Within the category of commercial, financial and agricultural loans, agricultural operating loans have produced the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues from continuing operations for the years indicated: $648 thousand or 1.2% for 2010; $634 thousand or 1.1% for 2009; and $777 thousand or 1.1% for 2008.   Agricultural loans have generated the following approximate dollar amounts from discontinued operations for the years indicated: $1.5 million for 2009 and $3.2 million for 2008.  At December 31, 2010, the Company had $11.7 million in such loans, representing 1.8% of total loans.  At December 31, 2009, the Company had $9.8 million in such loans from continuing operations, representing 1.3% of total loans from continuing operations, and $33.1 million from discontinued operations, representing15.6% of total loans from discontinued operations.

Consumer Loans.  The Company provides a wide variety of consumer loans (also referred to in this report as installment loans to individuals) including motor vehicle, watercraft, education, personal (collateralized and non-collateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 72 months and vary based upon the nature of collateral and size of loan.  Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws may limit the amount that can be recovered on such loans.  Approximately 6% of all of the Company’s net charge-offs from continuing operations for the years 2006 through 2010 were related to consumer loans.

Consumer loans generated the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues from continuing operations for the years indicated:  $5.3 million or 10.0% for 2010; $6.3 million or 10.9% for 2009; and $7.4 million or 10.9% for 2008.  Consumer loans have generated the following approximate dollar amounts from discontinued operations for the years indicated: $2.5 million for 2009 and $3.5 million for 2008.  At December 31, 2010, the Company had $60.2 million in such loans, which represented 9.0% of the Company’s total loans.  At December 31, 2009, the Company had $74.8 million in such loans from continuing operations, which represented 9.6% of the Company’s total loans from continuing operations, and $32.2 million from discontinued operations, which represented 15.2% of total loans from discontinued operations.

Underwriting Strategy

The Company’s lending activities reflect an underwriting strategy that emphasizes asset quality and fiscal prudence in order to keep capital resources available for the most attractive lending opportunities in the Company’s markets.  Lending officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise.  When the amount of loans to a borrower exceeds the officer’s lending limit, the loan request goes to either an officer with a higher limit or the Board of Directors loan committee for approval. The Company’s strategy for approving or disapproving loans is to follow conservative loan policies and underwriting practices, which include:

●	granting loans on a sound and collectible basis;

●	investing funds properly for the benefit of the Company’s shareholders and the protection of its depositors;

●	serving the legitimate needs of the communities in the Company’s markets while obtaining a balance between maximum yield and minimum risk;

●	ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan;

●	developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each category; and

●
ensuring that each loan is properly documented and, if appropriate, insurance coverage is adequate.  The Company’s risk management personnel interact on a regular basis with commercial, mortgage and consumer lenders to identify potential underwriting or technical exception variances.

In addition, the Company has placed increased emphasis on the early identification of problem loans to aggressively seek resolution of the situations and thereby keep loan losses at a minimum.  In 2008, the Company created a credit administration position within the holding company to provide guidance and direction to its subsidiary banks regarding lending matters.

Markets and Competition

The Company identifies five regional markets for its banking activities, which include the counties in which the Company maintains offices and also counties in which the Company has no offices but whose inhabitants are targets of the Company’s financial services because of their close proximity to counties in which the Company maintains offices.   They are the following:  (1) a tri-state region including west-central Illinois, northeast Missouri, and a portion of southeastern Iowa; (2) the greater St. Joseph-Savannah, Missouri market, which is located approximately 60 miles north of Kansas City, Missouri; (3) a suburban Carmel-Indianapolis, Indiana market; (4) a suburban Leawood, Kansas-Kansas City, Missouri market; and (5) the greater Naples-Ft. Myers-Marco Island area in southwest Florida.  The tri-state market is the Company’s principal market and has accounted for approximately 73% of the Company’s consolidated revenues for 2008 through 2010.

At present, the Company maintains the following approximate percentages of market share in the following markets as measured by the deposits held by the Company’s subsidiary banks operating in or targeting such markets relative to the deposits held by all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) located in such markets as of June 30, 2010:  17.6% for the tri-state market; 4.3% for the greater St. Joseph-Savannah, Missouri market; 0.5% for the suburban Carmel-Indianapolis, Indiana market; 0.4% for the suburban Leawood, Kansas-Kansas City, Missouri market; and 0.5% for the southwest Florida market.  The Company’s share of the tri-state market at 17.6% is the largest of 37 FDIC-insured institutions located in that market.  The Company’s shares of its other markets are discussed below in the descriptions of the subsidiary banks.

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

Mercantile Bank

Mercantile Bank is chartered under the laws of the State of Illinois and offers complete banking and trust services to the commercial, industrial and agricultural areas that it serves.  Its full-service branches in Savannah and St. Joseph, Missouri, were formerly branches of a separately chartered bank (Farmers State Bank of Northern Missouri) until its merger with and into Mercantile Bank in April 2008. Services include commercial, real estate and personal loans; checking, savings and time deposits; trust and other fiduciary services; brokerage services; and other customer services, such as safe deposit facilities.  The largest portion of Mercantile Bank’s lending business is related to the general business and real estate activities of its commercial customers, followed closely by residential mortgage loans.  Mercantile Bank’s principal service area includes the City of Quincy and Adams County, Illinois.  Mercantile Bank is the largest bank owned by the Company, representing a net loss of approximately $18.1 million included in the Company’s pre-consolidated net loss for 2010 and net income of approximately $1.0 million in the Company’s pre-consolidated net loss in 2009. Mercantile Bank represented approximately $678.4 million or 73.4% of the Company’s pre-consolidated assets from continuing operations as of December 31, 2010 and $791.0 million or 70.8% as of December 31, 2009.

Mercantile Bank’s principal banking office is located at 200 North 33rd Street, Quincy, Illinois.  Construction of this facility began in August 2006, with the building completed and opened for business in January 2008.  Mercantile Bank owns its main banking premises in fee simple.  In addition, Mercantile Bank owns and operates three branches, one drive-through facility, and nine automatic teller machines in Quincy, owns and operates one full-service banking facility in each of Savannah and St. Joseph, Missouri, and has seven automatic teller machines located in Savannah and St. Joseph.  Mercantile Bank opened a trust office in St. Charles, Missouri in February 2005, and a loan production office in Carmel, Indiana in February 2008, which is now a branch.  Both the St. Charles and Carmel offices are located in leased facilities.

Mercantile Bank wholly owns Mercantile Investments, Inc. (“MII”), a Delaware corporation.  MII’s offices are located in a leased facility at Century Yard, Cricket Square, Elgin Avenue, Grand Cayman, Cayman Islands.  The sole activity of the subsidiary is to invest in securities, including corporate debentures.  As of December 31, 2010 and 2009, MII had total assets of approximately $117.0 million and $123.0 million, respectively, which represented a significant portion of Mercantile Bank’s securities portfolio at those dates.  The primary strategy for forming the subsidiary was to take advantage of the current State of Illinois tax laws that exclude income generated by a subsidiary that operates offshore from State of Illinois taxable income.  The only other impact on the Company’s consolidated financial statements in regard to the investment subsidiary is the additional administrative costs to operate the subsidiary, which is a minimal amount. As a result of MII’s operations off shore for the years ended December 31, 2010 and 2009, the Company generated approximately $132 thousand and $162 thousand, respectively, in additional net operating loss carryforwards that can be utilized to offset future Illinois income tax liabilities.

Mercantile Bank plans to continue to utilize the subsidiary to manage a significant amount of its securities portfolio as long as it is advantageous to do so from a tax standpoint.  All securities purchased by MII are approved by the MII Investment Committee, which includes members of the Company’s management. The Illinois Department of Revenue could challenge the establishment of and/or related business purposes of MII or a change in state law could negate or lessen the state income tax advantages of MII in future years.

The by-laws of MII only allow holding investments and corporate debentures as permissible activities.  There are no current plans to expand these permissible activities for MII.

Mercantile Bank owns a 6.35% interest in Illinois Real Estate Title Center, LLC (“IRETC”), a multi-bank-owned limited liability company that operates a title insurance agency.  IRETC is located in leased space in Springfield, Illinois, and owned in partnership with other central-Illinois banking companies and Investors Title Insurance Company of Chapel Hill, North Carolina.  IRETC engages in the sale and issuance of commercial and residential, owner and mortgagee title insurance policies.  As of December 31, 2010 and 2009, IRETC had total assets of approximately $618 thousand and $417 thousand, respectively.

As of December 31, 2010, Mercantile Bank had 150 full-time employees and 2 part-time employees and approximately 17,973 depositors.  The population of its primary service area is approximately 250,000.

The primary source of Mercantile Bank’s revenue is from lending activities, which have represented on average approximately 73% of its revenue annually for the years 2008 through 2010.  Mercantile Bank generated the following approximate revenues from loans for the following years:  $29.3 million for 2010; $31.6 million for 2009, and $34.2 million for 2008.  At December 31, 2010, loans totaled $480.9 million or 71% of Mercantile Bank’s total assets.  Other principal revenue sources are investment securities with approximately 10% of revenue on average, service charges and fees on customer accounts with approximately 4% of revenue on average, and all asset management services combined with approximately 8% of revenue on average.

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

Mercantile Bank maintained a 9.06% share of its total market and 30.0% of its core market, as measured by the deposits held by Mercantile Bank relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2010.  Mercantile Bank’s shares were the largest held by any of the 50 institutions in its total market and 18 institutions in its core market.  The next largest shares in the total market were 9.0%, held by a substantially larger federally chartered bank with significant regional and national presence, and 6.3% held by another locally headquartered bank holding company and its subsidiary bank, and 5.9% held by a substantially larger bank holding company headquartered outside of the market with one or more branches in the market.  The next largest shares in its core market were 24.2%, 7.1%, and 5.6% all held by other locally headquartered bank holding companies and their subsidiary banks.

 Included in Mercantile Bank’s total market is the greater St. Joseph-Savannah, Missouri market, located in Andrew and Buchanan counties approximately 60 miles north of Kansas City, Missouri.  Mercantile Bank’s Savannah and St. Joseph branches maintained a 4.3% share of this market, as measured by the deposits held by Mercantile Bank relative to the deposits held by all FDIC-insured institutions located in the market as of June 30, 2010.  Mercantile Bank’s share was the 9th largest held by any of the 13 institutions in the market.  The largest shares in the market were 20.9%, held by a substantially larger state chartered bank, and 19.0% held by a federally chartered bank with significant regional and national presence.

In March 2010, Mercantile Bank entered into a Memorandum of Understanding (“MOU”) with the FDIC and the Illinois Department of Financial and Professional Regulation (“IDFPR”). Under the terms of the MOU, Mercantile Bank agreed, among other things, to provide certain information to each supervisory authority including, but not limited to, financial performance updates, loan performance updates, written plan for reducing classified assets and concentrations of credit, written plan to improve liquidity and reduce dependency on volatile liabilities, written capital plan, and written reports of progress. In addition, the bank agreed not to declare any dividends or make any distributions of capital without the prior approval of the supervisory authorities, and within 30 days of the date of the MOU, to maintain its Tier 1 leverage capital ratio at no less than 8.0% and total risk based capital ratio at no less than 12.0%.

In March 2011, following receipt of the results of an examination conducted jointly by the FDIC and IDFPR that documented continued deterioration in the financial condition of the bank, including failure to comply with certain provisions of the March 2010 MOU, Mercantile Bank entered into a Consent Order (“Order”) with the FDIC and IDFPR.  The terms of the Order, which is a stronger enforcement action than the MOU, include substantially all of the requirements mandated by the MOU.  In addition, the Order obligates Mercantile Bank to, among other things, obtain an independent analysis of the bank’s management needs, hire and retain qualified management, increase the board of directors’ participation in the affairs of the bank and refrain from extending additional credit to classified borrowers.

For further discussion of Mercantile Bank’s regulatory enforcement actions, see the “Regulatory Matters” section of this filing in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Marine Bank & Trust

Marine Bank & Trust (“Marine Bank”), located in Carthage, Illinois, was formerly a wholly-owned subsidiary of the Company.  On February 26, 2010, the Company completed the sale of Marine Bank to United Community Bancorp, Inc. of Chatham, Illinois.  The assets and liabilities of Marine Bank are included in the Company’s consolidated balance sheet as of December 31, 2009, but are reflected as “Discontinued operations, assets held for sale” and “Discontinued operations, liabilities held for sale”.  Marine Bank’s income and expenses for 2008, 2009, and the period January 1 though February 26, 2010 are included in “Income (loss) from discontinued operations” in the Company’s consolidated statements of operations.

Marine Bank represented net income of approximately $408 thousand included in the Company’s pre-consolidated net loss for 2010 and net income of approximately $2.1 million included in the Company’s pre-consolidated net loss for 2009. Marine Bank represented approximately $201.7 million or 14.4% of the Company’s pre-consolidated assets as of December 31, 2009.

Brown County State Bank

Brown County State Bank (“Brown County”) located in Mt. Sterling, Illinois, was formerly a wholly-owned subsidiary of the Company. On February 26, 2010, the Company completed the sale of Brown County to United Community Bancorp, Inc. of Chatham, Illinois.  The assets and liabilities of Brown County are included in the Company’s consolidated balance sheet as of December 31, 2009, but are reflected as “Discontinued operations, assets held for sale” and “Discontinued operations, liabilities held for sale”.  Brown County’s income and expenses for 2008, 2009, and the period January 1 through February 26, 2010 are included in “Income (loss) from discontinued operations” in the Company’s consolidated statements of operations.

Brown County represented net income of approximately $171 thousand included in the Company’s pre-consolidated net loss for 2010 and net income of approximately $1.3 million included in the Company’s pre-consolidated net loss for 2009. Brown County represented approximately $83.7 million or 6.0% of the Company’s pre-consolidated assets as of December 31, 2009.

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

Mid-America became a majority-owned subsidiary of the Company in February 2004, and its financial information has been reported on a consolidated basis with the Company’s financial statements since that time.  The Company’s ownership percentage was 55.5% (84,600 shares) as of December 31, 2010.  Mid-America represented a net loss of approximately $14.2 million included in the Company’s pre-consolidated net loss for 2010, and a net loss of $4.1 million included in the Company’s pre-consolidated net loss for 2009. Mid-America represented $135.8 million or 14.7% of the Company’s pre-consolidated assets as of December 31, 2010 and $180.4 million or 12.8% as of December 31, 2009.

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

As of December 31, 2010, Heartland had 21 full-time employees and 3 part-time employees and approximately 2,527 depositors.  The population of its primary service area is approximately 1,500,000.

The primary source of Heartland’s revenue is from lending activities, which have represented on average approximately 91% of its revenue annually for the years 2008 through 2010.  Heartland generated the following approximate revenues from loans for the following years:  $6.1 million for 2010, $7.2 million for 2009, and $10.3 million for 2008.  At December 31, 2010, loans totaled $103.3 million or 76% of Heartland’s total assets.   Other principal revenue sources are service charges and fees on customer accounts with approximately 3% of revenue on average, and all asset management services combined with approximately 2% of revenue on average.

As indicated above, Heartland’s market includes the core market of Johnson County, Kansas, in which its main office is located, and the target market of Jackson County, Missouri, which borders Johnson County to the east and includes Kansas City, Missouri.  Together these counties comprise the Company’s suburban Leawood, Kansas-Kansas City, Missouri market.

Heartland held relatively small shares of both its total market and core market with 0.4% and 0.8%, respectively, as measured by the deposits held by Heartland relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2010.  The largest shares of its total market were 13.9%, 13.8% and 9.1% and were held by substantially larger, federally chartered banks with significant regional and/or national presence.  Heartland ranked 37th out of 91 FDIC-insured institutions in its total market and 28th out of 68 such institutions in its core market, as measured by such deposits; therefore, though small, Heartland’s shares were greater than at least one-half of the other institutions in its markets.

 In March 2009, Heartland entered into a Consent Order (“Order”) with the FDIC.  Under the terms of the Order, Heartland agreed to, among other things, prepare and submit plans and reports to the FDIC regarding certain matters including, but not limited to, progress reports detailing actions taken to secure compliance with all provisions of the order, loan performance updates as well as a written plan for the reduction of adversely classified assets, a revised comprehensive strategic plan, and a written profit plan and comprehensive budget. In addition, Heartland agreed not to declare any dividends without the prior consent of the FDIC and to maintain its Tier 1 capital ratio at no less than 8.0% and maintain its Total Risk Based Capital at no less than 12.0%.

In September 2009, Mid-America entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of St. Louis (“FRB”). Under the terms of the MOU, Mid-America agreed to, among other things, prepare and submit plans and reports to the FDIC regarding certain matters including, but not limited to, progress reports detailing actions taken to secure compliance with all provisions of the order, a written cash flow plan and quarterly parent company financial statements. In addition, Mid-America agreed not to declare any dividends, incur any debt or pay any salaries, bonuses or fees to insiders without the prior consent of the FRB.

In March 2011, following receipt of the results of an examination conducted by the FDIC that documented continued deterioration in the financial condition of the bank, including failure to comply with certain provisions of the March 2009 Order, Heartland Bank entered into an updated Consent Order (“Order”) with the FDIC.  The terms of the March 2011 Order include substantially all of the requirements mandated by the March 2009 Order.  In addition, the March 2011 Order obligates Heartland Bank to, among other things, maintain its Tier 1 capital ratio at no less than 9.0% and maintain its Total Risk Based Capital at no less than 13.0%.

For further discussion of Heartland’s and Mid-America’s regulatory enforcement actions, see the “Regulatory Matters” section of this filing in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Royal Palm became a wholly-owned subsidiary of the Company in November 2006, and its financial information has been reported on a consolidated basis with the Company’s financial statements since that time.  Royal Palm represented a net loss of approximately $14.0 million included in the Company’s pre-consolidated net loss for 2010 and a net loss of approximately $41.4 million included in the Company’s pre-consolidated net loss for 2009. Royal Palm represented approximately $110.2 million or 11.9% of the Company’s pre-consolidated assets as of December 31, 2010, and $142.6 million or 10.3% as of December 31, 2009.

Royal Palm’s principal banking office is located at 1255 Creekside Parkway, Naples, Florida.  Royal Palm leases its main banking premises, owns and operates a full-service banking facility in Fort Myers and leases a full-service banking facility in Marco Island.  In addition, Royal Palm owns and operates three automatic teller machines located in Naples, Fort Myers and Marco Island.

As of December 31, 2010, Royal Palm Bank had 30 full-time employees and no part-time employee and approximately 2,034 depositors.  The population of its primary service area is approximately 900,000.

The primary source of Royal Palm’s revenue is from lending activities, which represented on average approximately 92% of its revenue annually for the years 2008 through 2010.  Royal Palm generated the following approximate revenues from loans for the following years:  $4.5 million for 2010, $6.0 million for 2009, and $7.8 million for 2008.  At December 31, 2010, loans totaled $84.5 million or 75% of Royal Palm’s total assets.  Other principal revenue sources are investment securities with approximately 7% of revenue on average and service charges and fees on customer accounts with approximately 1% of revenue on average.

As indicated above, Royal Palm’s market includes the core market of Collier County, Florida, in which its main office is located, and the target market of Lee County, Florida, which borders Collier County to the northwest and includes Fort Myers, Florida.  Together these counties comprise the Company’s Southwest Florida market.

Royal Palm held relatively small shares of both its total market and core market with 0.5% and 1.0%, respectively, as measured by the deposits held by Royal Palm relative to the deposits held by all FDIC-insured institutions located in such markets as of June 30, 2010.  The largest shares of its total market were 15.1%, 13.2% and 12.5% and were held by two substantially larger, federally chartered banks with significant regional and/or national presence and one state chartered bank headquartered outside of the market.  Royal Palm ranked 31 out of 52 FDIC-insured institutions in its total market and 21 out of 39 such institutions in its core market, as measured by such deposits; therefore, though small, Royal Palm’s shares were greater than almost half of the other institutions in its markets.

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

In May 2009, Royal Palm Bank entered into a Consent Order (“Order”) with the FDIC and FOFR. The terms of the Order, which is a stronger enforcement action than the MOU, include substantially all of the requirements mandated by the MOU.  In addition, the Order obligates Royal Palm Bank to, among other things, notify each supervisory authority of plans to add any individual to the board of directors or employ any individual as a senior executive officer.

In September 2009, Royal Palm entered into an MOU with the Federal Reserve Bank of St. Louis (“FRB”). Under the terms of the MOU, Royal Palm agreed to, among other things, prepare and submit plans and reports to the FDIC regarding certain matters including, but not limited to, progress reports detailing actions taken to secure compliance with all provisions of the order, a written cash flow plan and quarterly parent company financial statements. In addition, Royal Palm agreed not to declare any dividends, incur any debt or pay any salaries, bonuses or fees to insiders without the prior consent of the FRB.

For further discussion of Royal Palm’s and Royal Palm Bank’s regulatory enforcement actions, see the “Regulatory Matters” section of this filing in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Investment Securities Activities

A description of the Company’s investment activities including the investment portfolio and maturities thereof is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of this Annual Report, under the heading “Investment Securities”.

Sources of Funds

A description of the Company’s sources of funds, including deposits and borrowings, is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of this Annual Report, under the headings “Deposits”, “Short-term Borrowings”, and “Long-term Debt”, among others.

Laws and Regulations Applicable to Bank Holding Companies

General.  As a registered bank holding company under the Bank Holding Company Act (the "BHC Act"), the Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "FRB").  The FRB has the authority to issue consent orders or take other enforcement action against our holding company if it determines that our actions represent unsafe and unsound practices or violations of law.  Regulation by the FRB is principally intended to protect depositors of our subsidiary banks and the safety and soundness of the U.S. banking system, not the stockholders of the Company.

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

Limitation on Activities.  The activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  Bank holding companies that qualify and register as "financial holding companies" are also able to engage in certain additional financial activities, such as securities and insurance underwriting, subject to limitations set forth in federal law.  As of December 31, 2010, the Company was not a "financial holding company."

Regulatory Capital Requirements.  The FRB has promulgated capital adequacy guidelines for use in its examination and supervision of bank holding companies.  If a bank holding company's capital falls below minimum required levels, then the bank holding company must implement a plan to increase its capital, and its ability to pay dividends and make acquisitions of new banks may be restricted or prohibited.

The FRB currently uses two types of capital adequacy guidelines for holding companies, a two-tiered risk-based capital guideline and a leverage ratio guideline.  The two-tiered risk-based capital guideline assigns risk weightings to all assets and certain off-balance sheet items of the holding company's banking operations, and then establishes a minimum ratio of the holding company's "Tier 1" capital to the aggregate dollar amount of risk-weighted assets (which amount is almost always less than the aggregate dollar amount of such assets without risk weighting) and a minimum ratio of the holding company's total qualified capital ("Tier 1" capital plus "Tier 2" capital, adjusted) to the aggregate dollar amount of such risk-weighted assets. The leverage ratio guideline establishes a minimum ratio of the holding company's Tier 1 capital to its total tangible assets, without risk-weighting.

Under both guidelines, Tier 1 capital (also referred to as core capital) is defined to include: common shareholders' equity (including retained earnings), qualifying non-cumulative perpetual preferred stock and related surplus, qualifying cumulative perpetual preferred stock and related surplus (limited to a maximum of 25% of Tier 1 capital), and minority interests in the equity accounts of consolidated subsidiaries.  Goodwill and most intangible assets are deducted from Tier 1 capital.

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

The FRB's current capital adequacy guidelines require that a bank holding company maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8%, and a Tier 1 leverage ratio of at least 4%.  Top performing companies may be permitted to operate with slightly lower capital ratios, while poor performing or troubled institutions may be required to maintain or build higher capital ratios.

On December 31, 2010 the Company was below these regulatory capital guidelines, with a total risk-based capital ratio of (1.0)%, Tier 1 risk-based capital ratio of (1.0)%, and Tier 1 leverage ratio of (.07)%.  For a discussion of the Company’s plans to restore its capital ratios to the regulatory minimums, see the “Capital Resources” section of this filing in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company has issued the following amounts of junior subordinated debentures to Mercantile Bancorp Capital Trust I, II, III and IV (the “Trusts”), respectively: $10.3 million in August 2005, $20.6 million in July 2006, $10.3 million in July 2006 and $20.6 million in August 2007. The Trusts are wholly-owned unconsolidated subsidiaries, which were formed for the purpose of these transactions.  The Company owns all of the securities of the Trusts that possess general voting powers.  In connection with the Company's issuance of the debentures to the Trusts, the Trusts issued cumulative preferred securities to third parties in private placement offerings.  The Trusts invested the proceeds of its issuances in the Company’s junior subordinated debentures.

In accordance with current bank regulations, 25% of Tier 1 capital may be comprised of restricted core capital components (which include the junior subordinated debentures owed to the Trusts), with any excess above the 25% limit included in Tier 2 capital.  On March 1, 2005, the FRB adopted a final rule that allows the continued limited inclusion of trust-preferred securities in the calculation for Tier 1 capital for regulatory purposes, subject to stricter quantitative limits and qualitative standards.  The final rule provided a five-year transition period that ended March 31, 2009, for application of the quantitative limits. However, on March 23, 2009, the FRB adopted a rule extending the compliance date for the tighter limits to March 31, 2011. Thereafter, the restricted core capital components includible in Tier 1 capital are limited to 25% of the sum of all qualifying core capital elements, net of goodwill, with any excess includable in Tier 2, subject to a limit of 50% of total Tier 1 and Tier 2 capital. As of December 31, 2010, none of the Company’s junior subordinated debentures qualify as either Tier 1 or Tier 2 capital, due to the limit on the amount of restricted core capital components includible in Tier 1 capital (25% of total Tier 1 capital), along with qualifying Tier 2 capital being limited to 100% of total Tier 1 capital (as described above).

Source of Strength.  FRB policy requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks.  Under this "source of strength doctrine," a bank holding company is expected to stand ready to use its available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and to maintain resources and the capacity to raise capital that it can commit to its subsidiary banks.  Furthermore, the FRB has the right to order a bank holding company to terminate any activity that the FRB believes is a serious risk to the financial safety, soundness or stability of any subsidiary bank.

Liability of Commonly Controlled Institutions.  Under cross-guaranty provisions of the Federal Deposit Insurance Act (the "FDIA"), each bank subsidiary of a bank holding company is liable for any loss incurred by the Federal Deposit Insurance Corporation's insurance fund for banks in connection with the failure of any other bank subsidiary of the bank holding company.

Laws and Regulations Applicable to the Company's Subsidiary Banks

General.  The Company's one subsidiary bank located in Illinois, Mercantile Bank, is a state non-member bank.  As such, it is subject to regulation and supervision by the Illinois Department of Financial and Professional Regulation and the FDIC.  Heartland, the Company's subsidiary bank in Kansas, is a state non-member bank and is subject to regulation and supervision by the Kansas Division of Banking and the FDIC.  Royal Palm Bank, the Company's subsidiary bank in Florida, is a state non-member bank and is subject to regulation and supervision by the Florida Office of Financial Regulation and the FDIC.

These bank regulatory agencies, in addition to supervising and examining the banks subject to their authority, are empowered to issue consent orders or take other enforcement action against the banks if they determine that the banks' activities represent unsafe and unsound banking practices or violations of law.  Regulation by these agencies is principally designed to protect the depositors of the banks and the safety and soundness of the U.S. banking system, not the stockholders of the banks or bank holding companies such as the Company.

Bank Regulatory Capital Requirements.  The FDIC has adopted minimum capital requirements applicable to state non-member banks, which are similar to the capital adequacy guidelines established by the FRB for bank holding companies.  These guidelines are discussed above under "Laws and Regulations Applicable to Bank Holding Companies – Regulatory Capital Requirements."

Depending on the status of a bank's capitalization under the applicable guidelines, federal law may require or permit federal bank regulators to take certain corrective actions against the bank.  For purposes of these laws, an insured bank is classified in one of the following five categories, depending upon its regulatory capital:

"well-capitalized" if it has a total Tier 1 leverage ratio of 5% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a total risk-based capital ratio of 10% or greater (and is not subject to any order or written directive specifying any higher capital ratio);

"adequately capitalized" if it has a total Tier 1 leverage ratio of 4% or greater (or a Tier 1 leverage ratio of 3% or greater, if the bank has a CAMELS rating of 1), a Tier 1 risk-based capital ratio of 4% or greater and a total risk-based capital ratio of 8% or greater;

"undercapitalized" if it has a total Tier 1 leverage ratio that is less than 4% (or a Tier 1 leverage ratio that is less than 3%, if the bank has a CAMELS rating of 1), a Tier 1 risk-based capital ratio that is less than 4% or a total risk-based capital ratio that is less than 8%;

"significantly undercapitalized" if it has a total Tier 1 leverage ratio that is less than 3%, a Tier 1 risk based capital ratio that is less than 3% or a total risk-based capital ratio that is less than 6%; and

"critically undercapitalized" if it has a Tier 1 leverage ratio that is equal to or less than 2%.

Federal banking laws require the federal regulatory agencies to take prompt corrective action against banks falling into any of the latter three categories set forth above.

In addition to the capital requirements applicable to all banks, Mercantile Bank, Royal Palm Bank and Heartland Bank are subject to stricter requirements pursuant to various regulatory enforcement actions taken at each bank.  For further discussion, see the “Regulatory Matters” section of this filing in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Deposit Insurance and Assessments.  The deposits of all of the Company’s subsidiary banks are insured by the FDIC's Depository Insurance Fund.  Under federal banking law and regulations, insured banks are required to pay quarterly assessments to the FDIC for deposit insurance.  The FDIC's assessment system requires insured banks to pay varying assessment rates, depending upon the level of the bank's capital, the degree of supervisory concern over the bank, and various other factors, including the overall levels of reserves in the FDIC's insurance fund from time to time.

The Emergency Economic Stabilization Act of 2008 (“EESA”), enacted by Congress on October 3, 2008, temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  On May 20, 2009, the temporary increase in the basic limit was extended through December 31, 2013. On July 21, 2010, the Dodd-Frank Act (see discussion below) permanently raised the limit to $250,000.  The additional cost of the increase, assessed on a quarterly basis, is a 10 basis point annualized surcharge on balances in non-interest bearing transaction accounts that exceed $250,000.

On October 14, 2008 the FDIC instituted the Temporary Liquidity Guaranty Program (“TLGP”), which provides full deposit coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount. This coverage is over and above the $250,000 in coverage otherwise provided to a customer. The Company’s subsidiary banks have each opted into the TLGP. The additional cost of this program, assessed on a quarterly basis, is a 10 basis point annualized surcharge on balances in non-interest bearing transactions accounts that exceed $250,000. The Company does not believe this surcharge will have a material effect on its results of operations in 2011.

During 2008 and 2009, losses from bank failures diminished the Depository Insurance Fund. Late in 2008 the FDIC announced a multi-year restoration plan for the Fund, which included an increase in deposit insurance rates of 7 basis points across all rate categories, effective for the first quarter of 2009. On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. The FDIC also issued final rules on changes to the risk-based assessment system. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. The new rates increased annual assessment rates from 5 to 7 basis points to 7 to 24 basis points and took effect April 1, 2009.

 Also on February 27, 2009, the FDIC announced it had adopted an interim rule to impose a 20 basis point emergency special assessment based on total deposits as of June 30, 2009.  The interim rule also provided that an additional emergency assessment of up to 10 basis points may be imposed if the reserve ratio of the Deposit Insurance Fund is estimated to fall to a level that the Board believes would adversely affect public confidence or to a level which shall be close to zero or negative at the end of the calendar quarter.  Subsequently, the FDIC’s Treasury borrowing authority was increased, allowing the agency to cut the planned special assessment from 20 to 10 basis points. On May 22, 2009, the FDIC adopted a final rule which established a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of September 30, 2009. The assessment was capped at 10 basis points of an institution’s domestic deposits so that no institution would pay an amount higher than they would have under the interim rule. This special assessment was collected September 30, 2009. The Company expensed $509 thousand from continuing operations and $286 thousand from discontinued operations as of June 30, 2009 for this special assessment.

On September 29, 2009, the FDIC adopted a Deposit Insurance Fund restoration plan that required banks to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Banks were assessed through 2010 according to the risk-based premium schedule adopted in 2009. Beginning January 1, 2011, the base rate increases by 3 basis points. The Company recorded a prepaid expense asset of $3.6 million from continuing operations as of December 31, 2009, which is being amortized to non-interest expense over three years.

On February 7, 2011, the FDIC adopted a final rule, which redefines the deposit insurance assessment base as average consolidated total assets minus average tangible equity; makes generally conforming changes to the unsecured debt and brokered deposit adjustments to assessment rates; creates a depository institution debt adjustment; eliminates the secured liability adjustment; and adopts a new assessment rate schedule effective April 1, 2011, and, in lieu of dividends, other rate schedules when the reserve ratio reaches certain levels.  The Company’s expense from continuing operations for all categories of FDIC Deposit Insurance Fund assessments was $2.3 million, $2.8 million and $818 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Payment of Dividends.  The Company's subsidiary banks are subject to federal and state banking laws limiting the payment of cash dividends by banks.  Typically, such laws restrict dividends to the bank's undivided profits account or, if greater, profits earned during the current and preceding fiscal year.  In addition, under federal banking law, an FDIC-insured institution may not pay dividends while it is undercapitalized under regulatory capital guidelines or if payment would cause it to become undercapitalized.  In addition, the FDIC has authority to prohibit or to limit the payment of dividends by a bank if, in the banking regulator's opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.  Mercantile Bank, Royal Palm Bank and Heartland Bank are each prohibited from paying any dividends without regulatory consent, pursuant to various regulatory enforcement actions taken at each bank.  For further discussion, see the “Regulatory Matters” of this filing section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The USA Patriot Act.  The USA Patriot Act of 2001 (“Patriot Act”), as recently renewed and amended, has imposed substantial new record-keeping and due diligence obligations on banks and other financial institutions, with a particular focus on detecting and reporting money-laundering transactions involving domestic or international customers.  The U.S. Treasury Department has issued and will continue to issue regulations clarifying the Patriot Act's requirements.  The Patriot Act requires all "financial institutions," as defined, to establish certain anti-money laundering compliance and due diligence programs, which impose significant costs on our Company and all financial institutions.

Community Reinvestment Act.  The Company's subsidiary banks are subject to the federal Community Reinvestment Act ("CRA") and implementing regulations.  CRA regulations establish the framework and criteria by which the federal bank regulatory agencies assess an institution's record of helping to meet the credit needs of its community, including low- and moderate-income neighborhoods.  Some states have enacted their own community reinvestment laws and regulations applicable to financial institutions doing business within their borders.  A banking institution's performance under the federal CRA and any applicable state community reinvestment act laws is taken into account by regulators in reviewing certain applications made by the institution, including applications for approval of expansion transactions such as mergers and branch acquisitions.

Transactions with Affiliates.  The Company’s subsidiary banks are subject to federal laws that limit certain transactions between banks and their affiliated companies, including loans, other extensions of credit, investments or asset purchases.  Among other things, these laws place a ceiling on the aggregate dollar amount of such transactions expressed as a percentage of the bank's capital and surplus.  Furthermore, loans and extensions of credit from banks to their non-bank affiliates, as well as certain other transactions, are required to be secured in specified amounts.  Finally, the laws require that such transactions be on terms and conditions that are or would be offered to nonaffiliated parties.  The Company carefully monitors its compliance with these restrictions on transactions between banks and their affiliates.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

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

Trust Preferred Securities.  Under the Dodd-Frank Act, bank holding companies are prohibited from including in their regulatory Tier 1 capital hybrid debt and equity securities issued on or after May 19, 2010.  Among the hybrid debt and equity securities included in this prohibition are trust preferred securities, which the Company has used in the past as a tool for raising additional Tier 1 capital and otherwise improving its regulatory capital ratios.  Although the Company is permitted to continue to include its existing trust preferred securities as Tier 1 capital (subject to limitations), the prohibition on the use of these securities as Tier 1 capital going forward may limit the Company’s ability to raise capital in the future.

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

Laws Governing Interstate Banking and Branching

Under federal law, a bank holding company generally is permitted to acquire additional banks located anywhere in the United States, including in states other than the acquiring holding company's home state.  There are a few limited exceptions to this ability, such as interstate acquisitions of newly organized banks (if the law of the acquired bank's home state prohibits such acquisitions), interstate acquisitions of banks where the acquiring holding company would control more than 10% of the total amount of insured deposits in the United States, and interstate acquisitions where the acquiring holding company would control more than 30% of the insured deposits in the acquired bank's home state (or any lower percentage established by the acquired bank's home state), unless such acquisition represents the initial entry of the acquiring holding company into the acquired bank's home state or where the home state waives such limit by regulatory approval or by setting a higher percentage threshold for the insured deposit limit.

Under federal law, banks generally are permitted to merge with banks headquartered in other states, thereby creating interstate branches.  The principal exception to this ability is a merger with a bank in another state that is a newly organized bank, if the laws of the other state prohibit such mergers.  Interstate bank mergers are subject to the same type of limits on the acquiring bank and its bank affiliates controlling deposits in the acquired institution's home state as interstate bank acquisitions.  In addition, banks may acquire one or more branches from a bank headquartered in another state or establish de novo branches in another state, if the laws of the other state permit such branch acquisitions or the establishment of such de novo branches.

In addition, states may prohibit interstate acquisitions, by a bank holding company controlling only out of state banks or by an out of state bank, of an in-state bank or bank branches, if such acquisition would result in the acquiring institution's controlling more than a specified percentage of in-state deposits, provided such restriction applies as well to in-state banking organizations’ acquisitions within the state.

Regulation of Other Non-Banking Activities

Federal and state banking laws affect the ability of the Company or its subsidiary banks to engage, directly or indirectly through non-bank subsidiaries or third parties, in activities of a non-traditional banking nature, such as insurance agency, securities brokerage, or investment advisory activities.  To the extent that we are authorized to engage and do engage in such activities, we are careful to comply with the applicable banking laws, as well as any other laws and regulations specifically regulating the conduct of these non-banking activities, such as the federal and state securities laws, regulations of self-regulatory organizations such as the Financial Industry Regulatory Authority and state insurance laws and regulations.  These laws and regulations are principally focused on protecting customers of the Company's subsidiaries rather than the stockholders of the Company.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which implemented legislative reforms intended to address corporate and accounting fraud.  In addition to the establishment of a new accounting oversight board that enforces auditing, quality control and independence standards on registered companies and their independent public accounting firms, Sarbanes-Oxley placed certain direct restrictions on the scope of non-audit services that may be provided by accounting firms to their public company audit clients.  Any permitted non-audit services provided by an auditing firm to a public company audit client must be preapproved by the company’s audit committee.  In addition, Sarbanes-Oxley makes certain changes to the requirements for periodic rotation of audit partners in public audit firms.  Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of their company's periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement.  The Company’s Chief Executive Officer and Chief Financial Officer have signed certifications to this Form 10-K as required by Sarbanes-Oxley.  In addition, under Sarbanes-Oxley, counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

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

Sarbanes-Oxley increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.”  Audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer, other than normal directors fees.  In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not.  Under Sarbanes-Oxley, an independent public accounting firm is prohibited from performing audit services for a registered company if the company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions was previously employed by the audit firm and participated in the firm's audit of the company during the one-year period preceding the audit initiation date.  Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading.  Sarbanes-Oxley requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders.  Sarbanes-Oxley requires the company’s registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal controls.

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

Fiscal Monetary Policies.  The Company's business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies.  The Company is particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States.  Among the instruments of monetary policy available to the FRB are conducting open market operations in United States government securities, changing the discount rates of borrowings of depository institutions, imposing or changing reserve requirements against depository institutions' deposits, and imposing or changing reserve requirements against certain borrowings by banks and their affiliates.

These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits.  The policies of the FRB have a material effect on the Company's business, results of operations and financial condition.

The references in the foregoing discussion to various aspects of statutes and regulations are merely summaries which do not purport to be complete and which are qualified in their entirety by reference to the actual statutes and regulations.

Item 1A – Risk Factors

Various risks and uncertainties, some of which are difficult to predict and beyond the Company's control, could negatively impact the Company.  Adverse experience with the risks listed below could have a material impact on the Company's financial condition and results of operations, as well as the value of its common stock.

The Company and its subsidiaries are subject to regulatory agreements and orders that restrict the Company and its subsidiaries from taking certain actions.

General.  As is more fully discussed in the “Regulatory Matters” section in Part II, Item 7 of this filing, the Company, Mercantile Bank, Royal Palm, Royal Palm Bank, Mid-America and Heartland Bank are subject to various regulatory enforcement actions taken at each bank.  As of December 31, 2010, the Company and each subsidiary have met all regulatory requirements except that certain capital ratios are below minimum required levels. The Company continues to work diligently to attain compliance with all aspects of the enforcement actions, and to explore and evaluate all strategic and capital-raising options with its financial and legal advisors.  However, there can be no assurance that these efforts will be successful in the future.  If the Company is unable to comply with such requirements, the regulatory agencies could force a sale, liquidation or federal conservatorship or receivership of the subsidiaries.

The Company. The Company entered into a Written Agreement (“WA”) with the Federal Reserve Bank (“FRB”) in February 2010.  Under the terms of the WA, the Company must, among other requirements, provide subsidiary banks with financial and managerial resources as needed, update capital and cash flow plans for the FRB, and provide periodic performance updates to the FRB.  In addition, the Company is prohibited from paying any special salaries or bonuses to insiders, paying dividends, paying interest related to trust preferred securities, or incur any additional debt, without the prior written approval of the FRB.

The Company has submitted to the FRB several revisions to its three-year strategic and capital plan, the most recent of which was in December 2010, that outlines the proposed strategies to maintain the regulatory capital status of at least “adequately capitalized”, maintain positive cash balances at the parent company level, ensure that each of the subsidiaries meets the capital requirements directed by their respective regulatory orders, and meet the Company’s debt service requirements, including distributions on the trust preferred securities.

Subsidiaries. Generally, the enforcement actions pertaining to the Company’s subsidiaries require that they each provide certain information to their respective supervisory authorities including, but not limited to, financial performance updates, loan performance updates, written plan for reducing classified assets and concentrations of credit, written plan to improve liquidity and reduce dependency on volatile liabilities, written capital plan, and written reports of progress. In addition, there are restrictions on the subsidiaries’ ability to declare any dividends or make any distributions of capital without the prior approval of the supervisory authorities and, with respect to the bank subsidiaries, to maintain Tier 1 leverage capital and total risk based capital ratios at prescribed levels.

As of December 31, 2010, the subsidiaries were in compliance with substantially all of the requirements of the enforcement actions pertaining to them, with the exception of the regulatory capital ratios at Mercantile Bank, Royal Palm Bank and Heartland Bank.  The Company elected not to make any further capital injections into the subsidiary banks until it determines a course of action to raise capital at the Company level. The regulatory agencies have been notified of the non-compliance related to the capital ratios.

Capital Injections and Ongoing Compliance.  The Company and its subsidiaries’ ability to attain and remain in compliance with the enforcement actions depends on various factors, including, but not limited to, the maintenance of adequate capital levels.  The Company continues to work with its legal and other professional advisors to develop plans for raising capital. See the “Capital Resources” section in Part II, Item 7 of this filing for discussion of the Company’s efforts to raise capital through a shareholder rights offering and other strategies.

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

Non-performing assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition, and could result in further losses in the future.  At December 31, 2010 and 2009, the Company’s non-performing loans (which consist of non-accrual loans and loans past due 90 days or more and still accruing loans) totaled $53.3 million and $50.8 million, or 7.97% and 6.54% of total loans, respectively. At December 31, 2010 and 2009, total non-performing assets (which include non-performing loans plus other real estate owned) were $74.4 million and $67.2 million, or 11.12% and 8.66% of total loans, respectively. Non-performing assets adversely affect net income in various ways. While the Company pays interest expense to fund non-performing assets, no interest income is recorded on non-accrual loans or other real estate owned, thereby adversely affecting income and returns on assets and equity, and loan administration costs increase and the efficiency ratio is adversely affected. When the Company takes collateral in foreclosures and similar proceedings, it is required to mark the collateral to its then-fair market value, which, when compared to the value of the loan, may result in a loss. These non-performing loans and other real estate owned also increase the Company’s risk profile and the capital that regulators believe is appropriate in light of such risks. The resolution of non-performing assets requires significant time commitments from management, which can be detrimental to the performance of their other responsibilities. There is no assurance that the Company will not experience further increases in non-performing loans in the future, or that non-performing assets will not result in further losses in the future.

The Company incurred net losses for 2010, 2009 and 2008 and cannot make any assurances that it will not incur further losses.  The Company incurred net losses of $44.6 million, $58.5 million and $8.8 million for the years ended December 31, 2010, 2009 and 2008, respectively, primarily due to high levels of provision for loan losses, goodwill impairment charges and write-down of deferred tax assets. The Company cannot provide any assurances that it will not incur future losses, especially in light of economic conditions that continue to adversely affect its borrowers.

If the value of real estate in the Company’s market areas were to decline materially, a significant portion of the loan portfolio could become under-collateralized, which might have a material adverse affect on the Company.  In addition to considering the financial strength and cash flow characteristics of borrowers, the Company often secures loans with real estate collateral, which in each case provides an alternate source of repayment in the event of default by the borrower.  This real property may deteriorate in value during the time the credit is extended, and if it is necessary to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, earnings and capital could be adversely affected.

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

Recent, ongoing unfavorable economic conditions may continue or worsen.  Unfavorable conditions that have affected the economy and financial markets since mid-2007 along with a global economic slowdown, resulted in an overall decrease in the confidence in the markets and with negative effects on the business, financial condition and results of operations of financial institutions in the United States and other countries.  The Company’s business activities and earnings are affected by these general business conditions.  Dramatic declines in the housing market over the past three years, with falling home prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. Market developments may further erode consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact the Company’s charge-offs and provision for loan losses. Continuing economic deterioration that affects household and/or corporate incomes could also result in reduced demand for loan or fee-based products and services. In addition, changes in securities market conditions and monetary fluctuations could adversely affect the availability and terms of funding necessary to meet the Company’s liquidity needs. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Company and others in the financial institutions industry.

Current levels of market volatility are unprecedented.  The market for certain investment securities has become highly volatile or inactive, and may not stabilize or resume in the near term. This volatility has resulted in significant fluctuations in the prices of those securities, and additional market volatility may continue to adversely affect the Company’s results of operations.

There can be no assurance that recently enacted legislation will stabilize the U.S. financial markets.  The Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law in October 2008 for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Shortly thereafter, the U.S. Department of the Treasury announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions (the “Capital Purchase Program”). In February 2009, the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) was passed, which is intended to stabilize the financial markets and slow or reverse the downturn in the U.S. economy, and which revised certain provisions of the EESA. The FDIC has also commenced a guarantee program under which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions.  In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted, representing a sweeping reform of the supervisory and regulatory framework applicable to financial institutions and capital markets in the United States, creating new federal governmental entities responsible for overseeing different aspects of the U.S. financial services industry and identifying emerging systemic risks.  There can be no assurance, however, that any of these legislative actions or any other governmental program will have a positive impact on the financial markets. The failure to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, access to credit or the trading price of the Company’s common stock.

The Company may be adversely affected by recently enacted or contemplated legislation and rulemaking.  The programs established or to be established under the Dodd-Frank Act, EESA and Troubled Asset Relief Program, as well as restrictions contained in current or future rules implementing or related to them and those contemplated by the Recovery Act, may adversely affect the Company if the Company elects to participate in the programs in the future. In specific, any governmental or regulatory action having the effect of requiring the Company to obtain additional capital, whether from governmental or private sources, could have a material dilutive effect on current shareholders. The Company would face increased regulation of the Company’s business and increased costs associated with these programs. The EESA, as amended by the Recovery Act, contains, among other things, significant restrictions on the payment of executive compensation, which may have an adverse effect on the retention or recruitment of key members of senior management. Also, the Company’s participation in the Capital Purchase Program would limit (without the consent of the Department of Treasury) the Company’s ability to increase the Company’s dividend and to repurchase the Company’s common stock for up to three years. Similarly, programs established by the FDIC may have an adverse effect on the Company, due to the costs of participation.

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

The Company may have a concentration of credit risk related to its purchased participation loans.  Included in the Company’s loan portfolio at December 31, 2010 are approximately $15.7 million of purchased participation loans to borrowers located in areas outside the Company’s normal markets.  Although the Company applies the same underwriting standards to these loans, there may be additional risk associated with those out of the Company’s normal territory.

The Company may not be able to influence the activities of the banking organizations in which it owns a minority interest.  The Company owns a minority interest in several banking organizations throughout the United States.  As minority shareholders, the Company may be unable to influence the activities of these organizations, and may suffer losses due to these activities.

Higher FDIC deposit insurance premiums and assessments could adversely affect the Company’s financial condition.  Bank failures have significantly depleted the FDIC’s Deposit Insurance Fund and reduced the Deposit Insurance Fund’s ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a special assessment equal to five basis points of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, which was paid on September 30, 2009. On September 29, 2009, the FDIC adopted a Deposit Insurance Fund restoration plan that required banks to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Additional special assessments may be imposed by the FDIC for future periods. The Company participates in the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”), for noninterest-bearing transaction deposit accounts. Banks that participate in the TLGP’s noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLGP assessments are insufficient to cover any loss or expenses arising from the TLGP program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLGP upon depository institution holding companies, as well. The TLGP was scheduled to end December 31, 2009, but the FDIC extended it to December 31, 2010 at an increased charge of 15 to 25 basis points, depending on the depository institution’s risk assessment category rating assigned with respect to regular FDIC assessments if the institution elects to remain in the TLGP. Although the TLGP terminated as of December 31, 2010, the Dodd-Frank Act created a new insurance program providing unlimited deposit insurance coverage for most non-interest bearing transaction accounts until December 31, 2012. These changes have caused the premiums and TLGP assessments charged by the FDIC to increase. These actions significantly increased the Company’s noninterest expense beginning in 2009 and are expected to increase costs for the foreseeable future.

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

There is substantial doubt about the Company’s ability to continue as a going concern.  As discussed in Note 21 of the Notes to Consolidated Financial Statements, significant operating losses in 2008, 2009 and 2010, significant levels of criticized assets and low levels of capital raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s Board of Directors continues to actively pursue strategic alternatives. The Company can give no assurance that it will identify an alternative that allows its stockholders to realize an increase in the value of the Company’s stock. The Company also can give no assurance that a transaction or other strategic alternative, once identified, evaluated and consummated, will provide greater value to its stockholders than that reflected in the current stock price. In addition, a transaction involving equity financing could result in substantial dilution to the Company’s current stockholders and could adversely affect the price of its common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.        Properties

As of December 31, 2010, the Company’s principal office is located in a building owned and also occupied by Mercantile Bank in Quincy, Illinois. Mercantile Bank began construction of this building in 2006 and completed it in January 2008. Total capital expenditures for the project were approximately $14,424,000. Each of the Company’s subsidiary banks operates from a main office, branch locations, and other offices in their respective communities. In the aggregate, the Company’s banks have three main offices in addition to eight full-service branch locations and one other office.

The banks own all of their main offices, branches and other locations, except for one main bank and four branches that are leased.  All of the leases have initial and/or renewal terms that the Company’s management deems adequate to accommodate its present business plans for such locations.  The total net book value of the Company’s and subsidiary banks’ investment in premises and equipment from continuing operations was $24.0 million at December 31, 2010 and $25.7 million at December 31, 2009.

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

Item 4A.      Executive Officers of Registrant

The following information is provided for the Company’s executive officers as of January 1, 2011.  The executive officers are elected annually by the Board of Directors.

Ted T. Awerkamp, age 53, has been President and Chief Executive Officer of the Company since March 1, 2007; and also serves as a director of Mercantile Bank, Royal Palm (and its subsidiary, Royal Palm Bank), and Mid-America (and its subsidiary, Heartland); and served as a director of Marine Bank, Brown County, and HNB until the recent sales of each.  Mr. Awerkamp previously held the position of Vice President and Secretary of the Company since 1994, as well as President and CEO of Mercantile Bank since 2005.   He served as Executive Vice President and Chief Operating Officer of Mercantile Bank from 1993 to 2005.  Prior to that time, he served as Assistant Vice President and Vice President of Mercantile Bank and as President of the former Security State Bank of Hamilton (now merged with Marine Bank).  Mr. Awerkamp has been a member of the Board of Directors of the Company and Mercantile Bank since 1994.

Michael P. McGrath, age 56, has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company since December 2006, and as Secretary of the Company since March 1, 2007.  He served as Vice President and Treasurer of the Company from 1986 to December 2006 and as Senior Vice President and Controller of Mercantile Bank from 2002 to December 2006.  From 1985 through 2002, he served as Vice President and Controller of Mercantile Bank.  Prior to 1985, he was a certified public accountant with the firm of Gray Hunter Stenn LLP in Quincy, Illinois.

Daniel J. Cook, age 55, has served as Executive Vice President and Chief Investment Officer of the Company since December 2006.  He served as Vice President-Investments of the Company from 2005 to December 2006 and Senior Vice President-Investments of Mercantile Bank from 2002 to December 2006.  Prior to 2002, he served as Vice President-Investments for Mercantile Bank.  Mr. Cook also has served as President of MII since January 2003.  Before joining Mercantile Bank in 1993, Mr. Cook was Vice President-Investments of Southwest Bank of St. Louis.  He coordinates investment purchases and sales, manages asset/liability allocations, and assists in formulating and executing investment policies for the Company and its subsidiary banks.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock, $0.42 par value per share of the Company (the “Common Stock”), the Company’s only outstanding capital stock, is registered under the Securities Exchange Act of 1934 and began trading on the American Stock Exchange (now NYSE Amex) (the “Exchange”) on February 28, 2005, under the symbol MBR.  Prior to that date, the Company’s shares were traded between shareholders and third parties either privately or through market makers utilizing the Over-the-Counter Bulletin Board (the “OTCBB”), a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities.  During such period, price information concerning trades through the OTCBB was available from the OTCBB.

Based on information obtained from the Exchange, the high and low bid quotations for the Common Stock for each of the quarters of 2010 and 2009, the two last completed fiscal years of the Company, are set forth in the table below.  All such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

As of December 31, 2010, there were 204 record holders of the Common Stock, which includes 58 holders whose shares are held by The Depository Trust Company, a registered clearing agency, but excludes persons or entities holding stock in nominee or street name through various banks, brokerage houses and other institutions.  The exact number of beneficial owners is unknown to the Company at this time.

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

For the fiscal years 2010 and 2009, the dollar amounts of the dividends paid per share of Common Stock are set forth on the table below.

	Price Range		Cash Dividends
2010	High($)	Low($)	Declared Per Share ($)
1st Quarter	3.05	2.12	.00
2nd Quarter	3.80	2.30	.00
3rd Quarter	3.75	2.03	.00
4th Quarter	2.49	0.73	.00

	Price Range		Cash Dividends
2009	High($)	Low($)	Declared Per Share ($)
1st Quarter	11.98	5.00	.00
2nd Quarter	8.75	4.07	.00
3rd Quarter	5.05	2.60	.00
4th Quarter	4.70	2.25	.00

There were no issuer purchases of equity securities (i.e., the Company’s common stock) during the three months ended December 31, 2010:

Fourth Quarter 2010 Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

October	0	n/a	0	$8,229,424
November	0	n/a	0	$8,229,424
December	0	n/a	0	$8,229,424
Total	0	n/a	0

(1)  The total number of shares purchased and the average price paid per share include, in addition to other purchases, shares purchased in the open market and through privately negotiated transactions by the Company’s 401(k) Profit Sharing Plan.  For the months indicated, there were no shares purchased by the Plan.

(2)  Includes only those shares that were repurchased under the Company's publicly announced stock repurchase program, i.e. the $10 million stock repurchase program approved by the Board on August 15, 2005 and announced on August 17, 2005 (the “2005 Repurchase Program”).  Does not include shares purchased by the Company’s 401(k) Profit Sharing Plan.

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

Item 6.        Selected Financial Data

The following selected financial data for each of the five years in the period ended December 31, 2010, have been derived from Mercantile Bancorp, Inc.’s annual consolidated financial statements.  The data has been revised to separately state income (loss) from discontinued operations for each year represented.  The financial data for each of the three years in the period ended December 31, 2010, appears elsewhere in this report.  This financial data should be read in conjunction with the financial statements and the related notes thereto appearing in this report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands, except per share data)

BALANCE SHEET ITEMS
Securities	$108,458	$130,484	$194,097	$205,757	$188,579
Loans held for sale	7,513	681	4,366	3,338	1,660
Loans	661,162	775,989	1,339,374	1,212,051	1,031,656
Allowance for loan losses	28,199	18,851	23,467	12,794	10,613
Discontinued operations, assets held for sale	-	285,992	N/A	N/A	N/A
Total assets	929,181	1,390,482	1,774,983	1,639,145	1,422,827
Total deposits	833,214	954,524	1,462,276	1,319,459	1,166,814
Short-term borrowings	13,660	30,740	49,227	45,589	26,338
Long-term debt	76,858	87,030	146,519	143,358	107,249
Discontinued operations, liabilities held for sale	-	264,044	N/A	N/A	N/A
Noncontrolling interest	(2,577)	3,901	5,735	9,446	9,198
Stockholders’ equity, net of noncontrolling interest	(3,458)	41,302	98,957	108,282	100,658

RESULTS OF OPERATIONS
Interest and dividend income	$44,631	$50,317	$58,906	$67,075	$52,291
Interest expense	20,009	29,101	37,152	40,489	28,470
Net interest income	24,622	21,216	21,754	26,586	23,821
Provision for loan losses	34,967	22,083	23,176	2,724	3,401
Noninterest income	8,467	7,791	9,157	10,445	11,196
Noninterest expense	40,765	71,483	38,574	27,766	21,620
Income tax expense (benefit)	12,247	(12,137)	(11,371)	952	3,062
Income (loss) from continuing operations	(54,890)	(52,422)	(19,468)	5,589	6,934
Income (loss) from discontinued operations	3,938	(7,958)	7,326	5,034	4,177
Noncontrolling interest	(6,333)	(1,833)	(3,321)	622	792
Net income (loss)	(44,619)	(58,547)	(8,821)	10,001	10,319

CAPITAL RATIOS
Total capital to risk-weighted assets	(1.0)%	10.62%	9.25%	10.49%	10.92%
Tier 1 capital to risk-weighted assets	(1.0)%	5.31%	6.10%	7.86%	9.70%
Tier 1 capital to average assets	(0.7)%	3.31%	5.08%	6.72%	8.09%

PER SHARE DATA
Basic earnings (loss) per share – continuing operations (1)	$(5.58)	$(5.81)	$(1.85)	$.57	$0.72
Basic earnings (loss) per share – discontinued operations (1)	0.45	(0.91)	(0.84)	.58	0.46
Cash dividends	N/A	N/A	.24	.24	0.21
Book value	(0.40)	4.75	11.37	12.43	11.50

OTHER INFORMATION
Return on average assets (2)	(4.16)%	(4.43)%	(1.46)%	0.48%	0.76%
Return on average equity (2)	(136.50)%	(68.42)%	(15.38)%	4.77%	6.59%
Dividend payout ratio	N/A	N/A	(23.68)%	20.87%	17.80%
Net interest margin (2)	2.62%	2.01%	2.20%	2.86%	3.38%
Average stockholders’ equity to average assets	3.04%	4.27%	6.19%	7.08%	7.87%
Allowance for loan losses as a percentage of total loans	4.22%	2.43%	1.75%	1.06%	1.03%
Full service offices	11	17	26	27	22

(1)
In December 2007, the Company’s Board of Directors approved a three-for-two stock split.  Share and per share data in the selected consolidated financial information have been retroactively restated for the stock split as if it occurred on January 1, 2006.

(2)	Information reflected is from continuing operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management's discussion and analysis of the financial condition and results of operations of Mercantile Bancorp, Inc. for the years ended December 31, 2010, 2009, and 2008. It should be read in conjunction with the "Business" section in Part I, Item 1, the "Selected Financial Data" section in Part II, Item 6, and the consolidated financial statements and the related notes to the consolidated financial statements.

Forward-Looking Statements

Statements and financial discussion and analysis contained in the Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and    are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements include information about possible or assumed future results of the Company’s operations or performance. Use of the words "believe", "expect", "anticipate", “continue”, "intend", “may”, "will," "should," or similar expressions, identifies these forward-looking statements. Examples of forward-looking statements include, but are not limited to, estimates or projections with respect to our future financial condition, results of operations or business, such as:

Examples of forward-looking statements include, but are not limited to, estimates or projections with respect to our future financial condition, results of operations or business, such as:

●	projections of revenues, income, earnings per share, capital expenditures, assets, liabilities, dividends, capital structure, or other financial items;

●	descriptions of plans or objectives of management for future operations, products, or services, including pending acquisition transactions;

●	forecasts of future economic performance; and

●	descriptions of assumptions underlying or relating to any of the foregoing.

By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements.

Factors which could cause or contribute to such differences include but are not limited to:

●	general business and economic conditions on both a regional and national level;

●	worldwide political and social unrest, including acts of war and terrorism;

●	increased competition in the products and services we offer and the markets in which we conduct our business;

●	the interest rate environment;

●	fluctuations in the capital markets, which may directly or indirectly affect our asset portfolio;

●	legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry;

●	technological changes, including the impact of the Internet;

●	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

●	accounting principles, policies, practices or guidelines;

●	deposit attrition, operating costs, customer loss and business disruption greater than the Company expects;

●	impairment of the goodwill and core deposit intangibles the Company has recorded with acquisitions and the resulting adverse impact on the Company’s profitability; and

●	the occurrence of any event, change or other circumstance that could result in the Company’s failure to develop and implement successfully capital raising and debt restructuring plans.

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

Overview

General

As of December 31, 2010, Mercantile Bancorp, Inc. was a three-bank holding company headquartered in Quincy, Illinois with 12 banking facilities (11 full service offices and 1 stand-alone drive-up) serving nine communities located throughout west-central Illinois, central Indiana, western Missouri, eastern Kansas, and southwestern Florida.  In addition to the three banks included in its consolidated group, the Company had minority interests in six other banking organizations located in Missouri, Georgia, Tennessee, Florida, Colorado and California (two of which were sold in the first quarter of 2011).  The Company is focused on meeting the financial needs of its markets by offering competitive financial products, services and technologies.  It is engaged in retail, commercial and agricultural banking and its core products include loans, deposits, trust and investment management.

  In November 2009, as part of a process to identify and evaluate a broad range of strategic alternatives to strengthen its capital base, the Company reached agreements to sell three of its subsidiary banks for cash or in exchange for the cancellation of indebtedness owed by the Company.  The first of these transactions closed in December 2009 and provided for the sale of HNB National Bank, located in Hannibal, Missouri, in exchange for the repayment of $28 million of debt owed by the Company.  The second transaction was a Stock Purchase Agreement that closed in February 2010, pursuant to which the Company sold all of the issued and outstanding stock of Marine Bank & Trust, located in Carthage, Illinois, and Brown County State Bank, located in Mt. Sterling, Illinois, for approximately $25.8 million in cash.  Both transactions served to reduce debt and provide liquidity to support the capital requirements of the remaining subsidiaries.

Unfavorable conditions that have affected the economy and financial markets since mid-2007, further intensified in 2010, as did a global economic slowdown, resulting in an overall decrease in the confidence in the markets and with negative effects on the business, financial condition and results of operations of financial institutions in the United States and other countries.  The Company’s business activities and earnings, and thus its ability to implement its strategic plans, are affected by these general business conditions.  Dramatic declines in the housing market over the past two years, with falling home prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.  Despite these unprecedented challenges, the Company believes its strategic plans, grounded solidly in community banking, along with its capital-raising efforts, should position the Company to weather these difficulties and to succeed when the economy improves. For further discussion of the strategic alternatives the Company is exploring, see “Business Strategies – Growth, Operations and Capital” in Part I, Item 1 and “Capital Resources” in Part II, Item 7 of this filing.

Results of Operations

The Company generates the majority of its revenue from interest on loans, income from investment securities and asset management fees. These revenues are offset by interest expense incurred on deposits and other borrowings and noninterest expense such as administrative and occupancy expenses. Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest margin is determined by dividing net interest income by average interest-earning assets. Interest and dividend income is the largest source of revenue, representing 84% of total revenue during 2010 and 87% during 2009. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin.

 Due to the exchange for debt of HNB National Bank in December 2009 and the sales of Marine Bank & Trust and Brown County State Bank in February 2010, the restated consolidated statement of operations for 2010, 2009 and 2008 reflects the income and expenses of those former wholly-owned subsidiaries as “Income (loss) from discontinued operations”. The consolidated statement of operations for 2010 reflects the income and expenses of Marine Bank & Trust and Brown County State Bank from January 1, 2010 until the date of sale as “Income (loss) from discontinued operations”.

The Company’s net interest margin increased in 2010, primarily due to the Company’s ability to reduce its interest expense on deposits and borrowings, which more than offset reduced asset yields caused by declines in the prime rate, LIBOR and other benchmark rates to which many of the Company’s loans are indexed.  Net interest margins reflected from continuing operations were 2.62%, 2.01%, and 2.20%, for the years ended December 31, 2010, 2009, and 2008, respectively.

Net loss was $44.6 million, $58.5 million and $8.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. The main factors contributing to the net loss in 2010 were provision for loan losses of $35.0 million, losses on foreclosed assets of $7.2 million and income tax expense of $12.2 million due to an increase in the valuation allowance related to the Company’s deferred tax assets, Basic earnings (loss) per share from continuing operations, reflecting the three-for-two stock split in December 2007, were $(5.58), $(5.81), and $(1.85) for the years ended December 31, 2010, 2009, and 2008, respectively.  Basic earnings (loss) per share from discontinued operations were $0.45, $(0.91), and $0.84 for the years ended December 31, 2010, 2009, and 2008, respectively.

Financial Condition

Due to the sales of Marine Bank & Trust and Brown County State Bank in February 2010, the assets and liabilities of those banks are excluded from the Company’s consolidated balance sheet as of December 31, 2010. The assets and liabilities of those banks are included in the Company’s consolidated balance sheet as of December 31, 2009, but are reflected as “Discontinued operations, assets held for sale” and “Discontinued operations, liabilities held for sale”.

Total assets at December 31, 2010 were $929.2 million compared with $1.4 billion at December 31, 2009, a decrease of $461.3 million or 33.2%.  Total loans, including loans held for sale, at December 31, 2010 were $668.7 million compared with $776.7 million at December 31, 2009, a decrease of $108.0 million or 13.9%.  Total deposits at December 31, 2010 were $833.2 million compared with $954.5 million at December 31, 2009, a decrease of $121.3 million or 12.7%.  Total Mercantile Bancorp, Inc. stockholders’ equity (deficit) at December 31, 2010 was $(3.5) million compared with $41.3 million at December 31, 2009.

The allowance for loan losses, as a percentage of total loans, increased as of December 31, 2010, compared with December 31, 2009, lessening the impact on future earnings from losses in the loan portfolio.  Nonperforming loans and nonperforming other assets to total loans from continuing operations increased to 11.12% as of December 31, 2010 from 8.66% as of December 31, 2009.  The allowance for loan losses, as a percentage of total loans from continuing operations, increased to 4.22% as of December 31, 2010 from 2.43% as of December 31, 2009.  Provision for loan losses from continuing operations increased $12.9 million to $35.0 million for 2010 from $22.1 million for 2009.  Interest rate risk exposure is actively managed and relatively low.

Capital

For discussion of the capital ratios and regulatory enforcement actions for the Company and each of its subsidiaries, see the “Regulatory Matters” section of this filing.

	2010	2009	2008

Dividend payout ratio (dividends per share divided by net income per share)	N/A	N/A	N/A
Equity to assets ratio (average equity divided by average total assets)	3.04%	4.27%	6.19%

Return on Equity and Assets

	2010	2009	2008

Return on assets (net income (loss) divided by average total assets)	(4.16)%	(4.43)%	(1.46)%
Return on equity (net income (loss) divided by average equity)	(136.5)%	(68.42)%	(15.38)%

_________________________________________

Summary of Banking Subsidiaries and Investments in Other Financial Institutions

The Company’s consolidated net income (loss) is generated primarily by the financial services activities of its subsidiaries. As of December 31, 2010, the Company has two wholly-owned banks, one majority-owned bank, and minority interests in six other unconsolidated banking organizations.  The following table illustrates the amounts of net income (loss) contributed by each of the consolidated subsidiaries (on a pre-consolidation basis) since January 1, 2008, less purchase accounting adjustments.

	Date	12/31/10 Ownership	Pre-consolidated Net Income (Loss)
Subsidiary	Acquired	Percentage	2010	2009	2008
			(dollars in thousands)
Mercantile Bank	4/15/83	100.0%	$(18,068)	$1,029	$2,930
Marine Bank & Trust	4/02/91		408	2,139	2,025
Brown County State Bank	12/07/97		171	1,347	1,207
Mid America Bancorp, Inc.	2/28/05	55.5%	(14,238)	(4,120)	(7,453)
Royal Palm Bancorp, Inc.	11/10/06	100.0%	(14,002)	(41,386)	(7,107)
HNB Financial Services, Inc.	9/07/07			(9,248)	3,390

Total			$(45,729)	$(50,239)	$(5,008)

At December 31, 2010, 2009 and 2008, the Company’s percentage ownership of Mid-America was 55.5%.

The following table details, as of December 31, 2010, the Company’s investments in common stock of other banking organizations that are not consolidated with the Company:

	(1) Premier Community Bank of the Emerald Coast		(2) Enterprise Financial Services, Inc.		(3) Paragon National Bank
Date	Number of Shares	Cost	Number of Shares	Cost	Number of Shares	Cost
	(dollars in thousands)

06/21/06	50,000	$500
07/24/06			185,086	$4,732
07/25/06					135,000	$1,687
Other-than-temporary impairment charges				(3,044)		(1,498)
Sales			(72,080)	(661)

Total as of 12/31/10	50,000	$500	113,006	$1,027	135,000	$189

Ownership Percentage as of 12/31/10	2.5%		0.9%		3.7%

	(4) Solera National Bancorp, Inc.		(5) Brookhaven Bank		(6) Manhattan Bancorp, Inc.
Date	Number of Shares	Cost	Number of Shares	Cost	Number of Shares	Cost
	(dollars in thousands)
6/19/07	105,030	$1,050
7/17/07			116,671	$1,167
9/17/07					124,132	$1,240
Other-than-temporary impairment charges		(581)		(336)		(650)

Total as of 12/31/10	105,030	$469	116,671	$831	124,132	$590

Ownership Percentage as of 12/31/10	4.1%		4.9%		2.9%

(1)	Premier Community Bank of the Emerald Coast is a privately held bank holding company located in Crestview, Florida, included in cost method investments in the Company’s consolidated balance sheet.

(2)	Enterprise Financial Services, Inc. is a publicly held bank holding company located in Clayton, Missouri, included in available-for-sale securities in the Company’s consolidated balance sheet.

(3)	Paragon National Bank is a publicly held bank located in Memphis, Tennessee, included in available-for-sale securities in the Company’s consolidated balance sheet.

(4)	Solera National Bancorp, Inc. is a publicly held bank holding company located in Lakewood, Colorado, included in available-for-sale securities in the Company’s consolidated balance sheet.

(5)	Brookhaven Bank is a privately held bank located in Atlanta, Georgia, included in cost method investments in the Company’s consolidated balance sheet.

(6)	Manhattan Bancorp, Inc. is a publicly held bank holding company located in Los Angeles, California, included in available-for-sale securities in the Company’s consolidated balance sheet.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry.  The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the years ended December 31, 2010 and 2009.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions.  The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results.  Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

Discontinued Operations

As a result of the sale of two of the Company’s wholly-owned subsidiaries, Marine Bank & Trust and Brown County State Bank, on February 26, 2010, the assets and liabilities of those two banks have been excluded from the Company’s consolidated balance sheets as of December 31, 2010. The assets and liabilities of those two banks are included in the Company’s consolidated balance sheet as of December 31, 2009, but are reflected as “Discontinued operations, assets held for sale” and “Discontinued operations, liabilities held for sale”.  The income and expenses of those two banks for 2008, 2009 and the period January 1 through February 26, 2010 are included in “Income (loss) from discontinued operations” in the Company’s consolidated statements of operations.

As a result of the exchange for debt of another of the Company’s wholly-owned subsidiaries, HNB National Bank, on December 16, 2009, that bank’s assets and liabilities have been excluded from the Company’s consolidated balance sheets as of December 31, 2009 and 2010. HNB National Bank’s income and expenses for 2008 and the period January 1 through December 16, 2009 are included in “Income (loss) from discontinued operations” in the Company’s consolidated statements of operations.

Revenue Recognition

Income on interest-earning assets is accrued based on the effective yield of the underlying financial instruments. A loan is considered to be impaired when, based on current information and events, it is probable the Company will not be able to collect all amounts due. The accrual of interest income on impaired loans is discontinued when there is reasonable doubt as to the borrower's ability to meet contractual payments of interest or principal.

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

Effect of Inflation

The effect of inflation on a financial institution differs significantly from the effect on an industrial company. While a financial institution's operating expenses, particularly salary and employee benefits, are affected by general inflation, the asset and liability structure of a financial institution consists largely of monetary items. Monetary items, such as cash, loans and deposits, are those assets and liabilities that are or will be converted into a fixed number of dollars regardless of changes in prices. As a result, changes in interest rates have a more significant impact on a financial institution's performance than does general inflation. For additional information regarding interest rates and changes in net interest income see "Selected Statistical Information."

Results of Operations

Summary

Due to the exchange for debt of HNB in December 2009 and the sales of Marine Bank and Brown County in February 2010, the consolidated statement of operations for 2010, as well as the statements of operations for 2009 and 2008, reflects the income and expenses of HNB, Marine and Brown as “Income (loss) from discontinued operations”.

2010 versus 2009.  The Company reported a net loss of $44.6 million for the year ended December 31, 2010, compared to a net loss of $58.5 million for 2009. Basic loss per share from continuing operations for the year ended December 31, 2010 was $(5.58) compared to $(5.81) in 2009. Basic income (loss) per share from discontinued operations for the year ended December 31, 2010 was $0.45 compared to $(0.91) in 2009. The main factors contributing to the net loss in 2010 were an increase in provision for loan losses of $12.9 million and an increase in income tax expense of $24.4 million at December 31, 2010. These factors were partially offset by an increase in income from discontinued operations of $11.9 million, and an increase in net loss attributable to noncontrolling interest of $4.5 million.

The 2010 increase in net interest income of $3.4 million was the result of a decrease in interest expense of $9.1 million, offset by a decrease in interest and dividend income of $5.7 million.  The increase in net interest income was primarily due to a decrease in rates on the majority of interest-bearing liabilities and a decreased volume of most interest-bearing liabilities, largely offset by decreased rates on the majority of all interest-earning assets and decreased volume of interest-earning assets. The net interest margin increased to 2.62% for the year ended December 31, 2010 compared to 2.01% for 2009, primarily due to the Company’s ability to reduce its interest expense on deposits and borrowings, which more than offset reduced asset yields caused by declines in the prime rate, LIBOR and other benchmark rates to which many of the Company’s loans are indexed.

The 2010 increase in provision for loan losses from continuing operations of $12.9 million was attributable to increases in nonperforming loans from continuing operations of $2.5 million and net charge-offs from continuing operations of $3.3 million, as well as continued elevated levels of impaired loans.  The ratio of non-performing loans to total loans from continuing operations increased to 7.97% as of December 31, 2010, compared to 6.54% as of December 31, 2009.  The increase in both net charge-offs and nonperforming loans was primarily due to the continued deterioration of the commercial real estate markets in several of the Company’s locations.

The increase in noninterest income of $676 thousand in 2010 was primarily due to increases in fiduciary activities of $129 thousand, brokerage fees of $132 thousand, other service charges and fees of $247 thousand, and other noninterest income of $497 thousand.  These were offset by decreases in net gains on loan sales of $350 thousand. The increase in fiduciary activities was primarily attributable to growth in fee-based accounts under management in the Company’s trust business and increased agri-business management fees due to the healthy agricultural economy in the Company’s rural markets.  The increase in brokerage fees was primarily attributable to the volatility of the economy and stock market, creating fluctuations in timing of performance-based fees generated on customer brokerage accounts.  The increase in other service charges and fees was primarily due to an expansion of the number of accounts that generate transaction and maintenance fees.  The increase in other noninterest income was primarily due to the Company collecting fees for providing data processing services to three former subsidiaries that were sold in December 2009 and February 2010.  The decrease in net gains on loan sales was primarily attributable to a slow-down in residential mortgage refinancing activity, ultimately leading to a reduction in the amount of loan sales from 2009 to 2010.

The decrease in noninterest expense of $30.7 million in 2010 compared to 2009 was primarily due to a goodwill impairment charge of $30.4 million in 2009. The decrease was also attributable to decreases in salaries and employee benefits of $849 thousand, deposit insurance premiums of $537 thousand, professional fees of $1.4 million, and other than temporary losses on available-for-sale securities and cost method investments of $2.8 million. These were offset by increases in net loss on foreclosed assets of $4.3 million and other noninterest expense of $848 thousand.  The decrease in salaries and benefits was primarily due to an early retirement and reduction in force initiative by the Company in 2010 that resulted in the elimination of 22 full time positions, representing approximately 7.7% of the Company’s workforce prior to implementation of these actions. The decrease in deposit insurance premiums was primarily due to the FDIC approving an additional special assessment during the second quarter of 2009.  The decrease in professional fees was due to the Company incurring additional fees related to the creation and implementation of a capital restoration plan during 2009.  The decrease in other than temporary losses on available-for-sale securities and cost method investments was primarily attributable to the gradual stabilization of values associated with these securities and investments from 2009 to 2010. The increase in net losses on foreclosed assets was primarily due to continued declines in the valuations of real estate assets obtained by the Company in foreclosures on defaulted loans. The increase in other noninterest expense was primarily due to increases in liability insurance, repossession expense, and expenses related to foreclosed assets.

The 2010 increase in provision for income tax expense from continuing operations of $24.4 million was due to the Company recording income tax expense of $12.2 million compared to an income tax benefit of $12.1 million in 2009. Despite incurring a loss from continuing operations before income taxes in 2010, the Company recorded an income tax expense of $12.2 million due to an increase in the valuation allowance related to the Company’s deferred tax assets.

The 2010 increase in noncontrolling interest net loss of $4.5 million was attributable to Mid-America’s pre-consolidated net loss of $14.2 million in 2010 compared to pre-consolidated net loss of $4.1 million in 2009. The increase in Mid-America’s 2010 net loss compared to 2009 was primarily due to an increase in loan loss provision.    Mid-America’s nonperforming assets and impaired loans have remained at elevated levels, resulting in additional charge-off’s and loan loss provision in 2010.

The Company's return on average assets from continuing operations was (4.16)%, (4.43)%, and (1.46)% for the years ended December 31, 2010, 2009, and 2008, respectively, and return on average equity from continuing operations was (136.5)%, (68.42)%, and (15.38)% for the years ended December 31, 2010, 2009, and 2008, respectively.

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

The 2009 decrease in provision for loan losses from continuing operations of $1.1 million was attributable to the Company reserving for estimated losses during 2008, primarily offset by increases of $9.1 million in net charge-offs from continuing operations and $12.8 million in nonperforming loans from continuing operations in 2009.  The increase in net charge-offs in 2009 was partly the result of the continued deterioration of the commercial real estate markets in several of the Company’s locations, particularly in southwest Florida.  The ratio of non-performing loans to total loans from continuing operations increased to 6.54% as of December 31, 2009, compared to 2.83% as of December 31, 2008.  The increase in non-performing loans was primarily due to several large commercial real estate loans and construction and development loans at Royal Palm, Mercantile Bank, and Heartland. The majority of these loans are at Mercantile Bank, and largely related to a developer who experienced cash flow problems due to a slowing economy and oversupply of commercial properties. The loan is secured by land in western Missouri, and Mercantile Bank is actively working with the developer to identify potential purchasers of the property.

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

The Company's return on average assets from continuing operations was (4.43)%, (1.46)%, and 0.48% for the years ended December 31, 2009, 2008, and 2007, respectively, and return on average equity from continuing operations was (68.42)%, (15.38)%, and 4.77% for the years ended December 31, 2009, 2008, and 2007, respectively.

Earning Assets, Sources of Funds, And Net Interest Margin

Net interest income represents the amount by which interest income on interest−earning assets, including securities and loans, exceeds interest expense incurred on interest−bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Company’s earnings. Interest rate fluctuations, as well as changes in the amount and type of interest-earning assets and interest-bearing liabilities, combine to affect net interest income. Changes in the amount and mix of interest-earning assets and interest−bearing liabilities are referred to as a “volume change” and changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds are referred to as a “rate change.”

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

Consolidated Average Balance Sheets

The following table shows the consolidated average balance sheets separately stating discontinued operations, detailing the major categories of assets and liabilities, the interest income earned on interest-earnings assets, the interest expense paid for interest-bearing liabilities, and the related interest rates:

	At December 31	Years Ended December 31,
	2010	2010			2009			2008
	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets
Interest-bearing demand deposits	0.23%	$71,574	$199	0.28%	$82,557	$251	0.30%	$20,647	$442	2.14%
Federal funds sold	0.10%	11,097	27	0.24%	11,842	18	0.15%	19,915	343	1.72%
Securities
Taxable
U.S. treasuries and government agencies	2.31%	2,705	71	2.62%	1,287	27	2.10%	4,796	162	3.38%
Mortgage-backed securities	3.50%	32,577	1,010	3.10%	25,210	1,057	4.19%	23,475	1,118	4.76%
Other securities	4.25%	60,570	2,445	4.04%	70,978	3,262	4.60%	70,273	3,271	4.65%
Total taxable		95,852	3,526	3.68%	97,475	4,346	4.46%	98,544	4,551	4.62%
Non-taxable – State and political subdivision (3)	3.44%	27,492	963	3.50%	27,974	944	3.37%	31,596	1,149	3.64%
Loans (net of unearned discount) (1)(2)	6.29%	731,461	39,906	5.46%	830,740	44,744	5.39%	814,613	52,357	6.43%
Federal Home Loan Bank stock	0.20%	2,895	10	0.35%	3,222	14	0.43%	3,787	64	1.69%

Total interest-earning assets (1)		$940,371	$44,631	4.75%	$1,053,810	$50,317	4.77%	$989,102	$58,906	5.96%

Cash & due from banks		$9,307			$12,042			$25,803
Premises and equipment		24,768			26,455			27,930
Foreclosed assets held for sale, net		21,855			11,298			4,011
Equity method investment in common stock		—			—			—
Cost method investment in common stock		1,392			2,573			4,369
Interest receivable		3,829			4,349			5,222
Cash surrender value of life insurance		15,291			14,381			13,165
Allowance for loan loss		(21,631)			(20,640)			(11,471)
Goodwill		—			15,410			36,237
Intangible assets		1,863			2,298			3,806
Other		18,466			19,845			5,286
Discontinued operations, held for sale (4)		58,130			588,065			593,310

Total assets		$1,073,641			$1,729,886			$1,696,770

Liabilities
Interest-bearing transaction deposits	0.12%	$68,307	$175	0.26%	$64,587	$203	0.31%	$58,849	$535	.91%
Savings deposits	0.12%	46,450	153	0.33%	46,801	278	0.59%	47,728	818	1.71%
Money-market deposits	0.12%	118,364	677	0.57%	148,053	1,316	0.89%	155,839	3,561	2.29%
Time and brokered time deposits	0.97%	548,811	14,555	2.65%	606,967	19,969	3.29%	579,315	25,125	4.34%
Short-term borrowings	1.89%	18,030	324	1.80%	44,912	2,475	5.50%	23,500	797	3.39%
Long-term debt	4.21%	15,515	699	4.51%	34,522	1,516	4.39%	49,701	2,435	4.90%
Junior subordinated debentures	5.14%	61,858	3,426	5.54%	61,858	3,344	5.41%	61,858	3,881	6.27%

Total interest-bearing liabilities		$877,335	$20,009	2.28%	$1,007,700	$29,101	2.89%	$976,790	$37,152	3.80%

Demand deposits		$98,622			$86,185			$65,415
Interest payable		5,633			3,547			3,796
Other liabilities		4,106			4,502			3,418
Discontinued operations, held for sale (4)		53,478			549,042			533,899
Minority interest		1,779			4,973			8,446
Stockholders’ equity		32,688			73,937			105,006

Total Liabilities and Stockholders’ Equity		$1,073,641			$1,729,886			$1,696,770

Interest spread				2.47%			1.88%			2.16%
Net interest income			24,622			21,216			21,754
Net interest margin				2.62%			2.01%			2.20%

Interest-earning assets to interest-bearing liabilities		107.18%			104.58%			101.26%

(1)	Non-accrual loans have been included in average loans, net of unearned discount
(2)	Includes loans held for sale
(3)	The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.
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

	Years Ended December 31, 2010, 2009 and 2008
	Year 2010 vs. 2009 Change			Year 2009 vs. 2008 Change
	Average Volume	Average Yield/Rate	Total Change	Average Volume	Average Yield/Rate	Total Change
	(dollars in thousands)
Increase (decrease) in interest income:
Interest-bearing bank deposits	$(32)	$(20)	$(52)	$440	$(630)	$(190)
Federal funds sold	(1)	10	9	(100)	(225)	(325)
Investment securities:
U.S. treasuries and agencies	36	8	44	(89)	(46)	(135)
Mortgage-backed securities	266	(313)	(47)	79	(140)	(61)
States and political subdivision (1)	(16)	35	19	(126)	(79)	(205)
Other securities	(447)	(370)	(817)	33	(42)	(9)
Loans (net of unearned discounts)	(5,410)	572	(4,838)	1,018	(8,632)	(7,614)
Federal Home Loan Bank stock	(1)	(3)	(4)	(8)	(42)	(50)
Change in interest income (1)	(5,605)	(81)	(5,686)	1,247	(9,836)	(8,589)

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	11	(39)	(28)	48	(380)	(332)
Savings deposit	(2)	(123)	(125)	(16)	(524)	(540)
Money-market deposits	(230)	(409)	(639)	(170)	(2,075)	(2,245)
Time and brokered time deposits	(1,791)	(3,623)	(5,414)	1,151	(6,307)	(5,156)
Short-term borrowings	(1,012)	(1,139)	(2,151)	995	683	1,678
Long-term debt	(1,001)	266	(735)	(807)	(649)	(1,456)
Change in interest expense	(4,025)	(5,067)	(9,092)	1,201	(9,252)	(8,051)

Increase (decrease) in net interest income (1)	$(1,580)	$4,986	$3,406	$46	$(584)	$(538)

(1)	The tax exempt income for state and political subdivision is not recorded on a tax equivalent basis.

2010 versus 2009.  Average earning assets from continuing operations decreased 10.8% or $113.4 million to $940.4 million during the year ended December 31, 2010 from the December 31, 2009 average balance of $1.1 billion.  The average balance of loans decreased 12.0% or $99.3 million to $731 million during 2010 from the December 31, 2009 average balance of $831 million.  The decrease was primarily due to net charge-offs, foreclosures, and weak loan demand due to a stagnant economy. The average balance of U.S. treasury and government agency securities increased 110.2% or $1.4 million to $2.7 million during 2010 from the December 31, 2009 average balance of $1.3 million. The average balance of mortgage-backed securities increased 29.2% or $7.4 million to $32.6 million during 2010 from the December 31, 2009 average balance of $25.2 million.  The average balance of other securities, primarily collateralized mortgage obligations, decreased 14.7% or $10.4 million to $60.6 million during 2010 from the December 31, 2009 average balance of $71.0 million.  The average balance of nontaxable state and political subdivision securities decreased 1.7% or $482 thousand to $27.5 million during 2010 from the December 31, 2009 average balance of $28.0 million. The balance fluctuations in the various categories of investment securities from year to year is dependent partially on the liquidity needs of the Company and partially on yields and cash flow characteristics of those categories of securities relative to other investment opportunities.

The balance of interest-bearing liabilities from continuing operations averaged $877.3 million at December 31, 2010, a decrease of $130.4 million or 13% from the December 31, 2009 average balance of $1.0 billion. The average balance of interest-bearing transaction deposits increased 5.8% or $3.7 million to $68.3 million during 2010 from the December 31, 2009 average balance of $64.6 million.  The average balance of savings deposits decreased 0.7% or $351 thousand to $46.5 million during 2010 from the December 31, 2009 average balance of $46.8 million.  The average balance of money market deposits decreased 20.1% or $29.7 million to $118.4 million during 2010 from the December 31, 2009 average balance of $148.1 million.  The average balance of time and brokered time deposits decreased 9.6% or $58.2 million to $548.8 million during 2010 from the December 31, 2009 average balance of $607.0 million.  The loss in average time and brokered time deposits was attributable to decreased funding requirements as a result of the decline in loan balances.  The average balance of long-term debt decreased 55.1% or $19.0 million to $15.5 million during 2010 from the December 31, 2009 average balance of $34.5 million. The average balance of short-term borrowings decreased $26.9 million to $18.0 million from the December 31, 2009 average balance of $44.9 million. The decreases in both long-term debt and short-term borrowings was primarily due to the retirement of debt from the sales of HNB National Bank, Marine Bank & Trust, and Brown County State Bank.  The average balance of junior subordinated debentures remained constant at $61.9 million from 2009 to 2010.

The average balance of noninterest-bearing demand deposits was $98.6 million at December 31, 2010, an increase of $12.4 million or 14.4% from the December 31, 2009 average balance of $86.2 million. This increase is primarily attributable to marketing efforts targeted towards attracting core deposit relationships with borrowers.

The Company's net interest margin expressed as a percentage of average earning assets was 2.62% for the year ended December 31, 2010, an increase of 61 basis points from 2.01% in 2009.  The interest spread, expressed as the difference between yield on average earning assets and the cost of average interest-bearing liabilities, was 2.47% for the year ended December 31, 2010, an increase of 59 basis points from 1.88% for the same period in 2009.

Interest income decreased $5.7 million or 11.3% to $44.6 million for the year ended December 31, 2010, as compared to interest income of $50.3 million for the year ended December 31, 2009.  The decrease in interest income is due to a decreased volume of loans and a decrease in rates on investment securities in 2010 compared to 2009.  The average yield on interest-earning assets decreased 2 basis points to 4.75% for the year ended December 31, 2010 as compared to 4.77% for 2009.

Interest expense decreased $9.1 million or 31.2% to $20.0 million for the year ended December 31, 2010 as compared to interest expense of $29.1 million for the year ended December 31, 2009.  The decrease in interest expense is attributable primarily to the decreased rates on all interest-bearing deposits, due to the Company reducing deposit rates to align with competitors in an inelastic rate environment.  The average rate paid on interest-bearing liabilities decreased 61 basis points to 2.28% for 2010 as compared to 2.89% for 2009.

Net interest income increased $3.4 million or 16.1% for the year ended December 31, 2010 to $24.6 million from $21.2 million for the same period in 2009.  For the year ended December 31, 2010, the average yield on interest-earning assets decreased 2 basis points compared to the same period in 2009, which was partially offset by a decrease of 61 basis points in the average rate paid on interest-bearing liabilities, resulting in a net decrease in interest spread of 59 basis points.

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

The Company's net interest margin expressed as a percentage of average earning assets was 2.01% for the year ended December 31, 2009, a decrease of 19 basis points from 2.20% in 2008.  The interest spread, expressed as the difference between yield on average earning assets and the cost of average interest-bearing liabilities, was 1.88% for the year ended December 31, 2009, a decrease of 28 basis points from 2.16% for the same period in 2008.

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

Provision for Loan Losses

2010 versus 2009.  The provision for loan losses from continuing operations increased $12.9 million to $35.0 million for the year ended December 31, 2010 from $22.1 million for the year ended December 31, 2009. Of the total provision for loans loss in 2010, Royal Palm contributed approximately $9.7 million primarily due to the continued devaluation of real estate in the Florida market.  The 2010 provision for loan loss was $16.4 million at Mercantile Bank and $8.9 million at Heartland primarily due to impaired loans at both banks remaining at elevated levels.

Net charge-offs were $25.6 million for the year ended December 31, 2010, an increase of $3.3 million compared to $22.3 million at December 31, 2009.  Net charge-offs during 2010 were $6.5 million at Royal Palm due to the continued devaluation of the real estate market in southwest Florida; $7.8 million at Heartland, largely related to the charge-offs of a subordinated debenture issued by, and several loans secured by stock in, unrelated financial institutions closed by the FDIC in 2010; and $11.3 million at Mercantile Bank, primarily due to charge-offs of purchased participations in commercial real estate development loans.

Non-performing loans increased to $53.3 million as of December 31, 2010, from total non-performing loans of $50.8 million as of December 31, 2009.  The ratio of non-performing loans to total loans increased to 7.97% as of December 31, 2010, compared to 6.54% as of December 31, 2009.   The Company continues to be negatively impacted by further declines in real estate values that collateralize loans, both in its Florida market and in some of its purchased participations in commercial real estate developments in other areas of the country. The continued deterioration of collateral values, along with the increases in net charge-offs over the past several years, has been factored into the Company’s determination of the adequacy of its allowance for loan losses, and has resulted in increased general reserves in these riskier segments of the loan portfolio.

2009 versus 2008.  The provision for loan losses from continuing operations decreased $1.1 million to $22.1 million for the year ended December 31, 2009 from $23.8 million for the year ended December 31, 2008, due to the Company reserving for estimated losses during 2008, primarily offset by increases in both net charge-offs and nonperforming loans in 2009. At December 31, 2009, Royal Palm contributed approximately $14.3 million to the provision for loan loss balance primarily due to the continued devaluation of real estate in the Florida market.  The provision for loan loss balance at December 31, 2009 was also comprised of $5.7 million at Mercantile Bank and $2.1 million at Heartland.

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

Noninterest Income

2010 versus 2009.  Total noninterest income increased $676 thousand or 8.7% for the year ended December 31, 2010 to $8.5 million from $7.8 million for the year ended December 31, 2009. The increase in 2010 was primarily due to increases in fiduciary activities of $129 thousand, brokerage fees of $132 thousand, other service charges and fees of $247 thousand and other noninterest income of $497 thousand.  These were partially offset by decreases in net gains on loan sales of $350 thousand.  As a percentage of total revenue, total noninterest income was 15.9% and 13.4% for the years ended December 31, 2010 and 2009, respectively.

Fiduciary activities increased $129 thousand or 5.8% for the year ended December 31, 2010 to $2.4 million from $2.2 million for the year ended December 31, 2009, due to growth in fee-based accounts under management in the Company’s trust business and increased agri-business management fees due to the healthy agricultural economy in the Company’s rural markets.

Brokerage fees increased $132 thousand or 12.2% for the year ended December 31, 2010 to $1.2 million from $1.1 million for the year ended December 31, 2009, primarily attributable to the volatility of the economy and stock market, creating fluctuations in timing of performance-based fees generated on customer brokerage accounts.

Other service charges and fees increased $247 thousand or 50.0% for the year ended December 31, 2010 to $741 thousand from $494 thousand for the year ended December 31, 2009, primarily due to an expansion of the number of accounts that generate transaction and maintenance fees.

Other noninterest income increased $497 thousand for the year ended December 31, 2010 to $649 thousand from $152 thousand for the year ended December 31, 2009, primarily due to the Company collecting fees for providing data processing services to three former subsidiaries that were sold in December 2009 and February 2010 which have since been terminated.

Net gains on loan sales decreased $350 thousand or 28.9% for the year ended December 31, 2010 to $861 thousand from $1.2 million for the year ended December 31, 2009, primarily attributable to a slow-down in residential mortgage refinancing activity, ultimately leading to a reduction in the amount of loan sales from 2009 to 2010.

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

Noninterest Expense

2010 versus 2009.  Total noninterest expense decreased $30.7 million or 43.0% for the year ended December 31, 2010 to $40.8 million from $71.5 million for the year ended December 31, 2009. The 2010 decrease was primarily due to a goodwill impairment charge of $30.4 million in 2009. The decrease was also attributable to decreases in salaries and employee benefits of $849 thousand, deposit insurance premiums of $537 thousand, professional fees of $1.4 million, other-than-temporary losses on available-for-sale securities and cost method investments of $2.8 million, partially offset by increases in net losses on foreclosed assets of $4.3 million and other noninterest expense of $848 thousand.

  Salaries and employee benefits decreased $849 thousand for the year ended December 31, 2010 to $16.7 million, from $17.6 million for the same period in 2009, primarily due to an early retirement and reduction in force initiative by the Company in 2010 that resulted in the elimination of 22 full time positions, representing approximately 7.7% of the Company’s workforce prior to implementation of these actions.

Deposit insurance premiums decreased $537 million for the year ended December 31, 2010 to $2.3 million, from $2.8 million for the same period in 2009, primarily due to the FDIC approving an additional special assessment on all institutions’ total assets to be accrued for as of June 30, 2009.

Professional fees decreased $1.4 million for the year ended December 31, 2010 to $2.1 million, from $3.6 million for the same period in 2009, primarily due to the Company incurring additional fees related to the creation and implementation of a capital restoration plan in 2009.

Net losses on foreclosed assets increased $4.3 million for the year ended December 31, 2010 to $7.2 million from $2.9 million for the year ended December 31, 2009, primarily due to continued declines in the valuations of real estate assets obtained by the Company in foreclosures on defaulted loans.

Other-than-temporary losses on available-for-sale securities and cost method investments was $608 thousand for the year ended December 31, 2010 compared to $3.4 million for the year ended December 31, 2009. The decrease was primarily attributable to the gradual stabilization of values associated with these securities and investments from 2009 to 2010.

Other noninterest expense increased $848 thousand for the year ended December 31, 2010 to $5.9 million, from $5.0 million  for the same period in 2009, primarily due to increases in liability insurance, repossession expense, and expenses related to foreclosed assets.

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

Provision for Income Taxes

Mercantile Bank has a subsidiary, Mercantile Investments, Inc. (“MII”), which is a Delaware corporation that operates off shore to manage the bank’s investment portfolio.  MII began operations in early 2003, and its earnings since then have been included in the Company’s consolidated financial statements. Part of management’s strategy in forming this subsidiary was to take advantage of current State of Illinois tax laws that exclude income generated by a subsidiary that operates off shore from state taxable income.  As a result of MII’s operations off shore for the years ended December 31, 2010, 2009, and 2008, the Company averaged approximately $149 thousand in additional net operating loss carryforwards that can be utilized to offset future Illinois income tax liabilities. If the state tax law is changed in the future to no longer exclude offshore investment income from taxable income, the Company’s income tax expense, as a percentage of income before tax, would increase.

2010 versus 2009.  Income tax expense for the year ended December 31, 2010 increased to $12.2 million compared to a benefit of $12.1 million for the year ended December 31, 2009, primarily due to an increase in the valuation allowance related to the Company’s deferred tax assets. During the third quarter of 2010, the Company recorded an additional valuation allowance related to deferred tax assets in the amount of $10.3 million, representing the full remaining balance of the Company’s and each of its subsidiary banks’ deferred tax assets. Due to the determination to record additional loan loss provisions in the third quarter of 2010, the Company’s capital ratios were reduced and the Company re-evaluated the adequacy of the valuation allowance established for its deferred tax assets.  Based on its analysis, the Company determined that it was no longer more likely than not that it could generate sufficient taxable income to realize the deferred tax assets in future near-term periods as defined by generally accepted accounting principles.

The Company has recognized no increase in its liability for unrecognized tax benefits.  The Company files income tax returns in the U.S. federal jurisdiction and the states of Illinois, Missouri, Kansas and Florida jurisdictions.  With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2007.

2009 versus 2008.  Income tax benefit from continuing operations for the year ended December 31, 2009 increased to $12.1 million compared to $11.4 million for the year ended December 31, 2008, primarily due to additional losses before income taxes (net of non-deductible goodwill impairment charges).

Financial Condition

Summary

Due to the exchange for debt of HNB in December 2009 and the sales of Marine Bank and Brown County in February 2010, the assets and liabilities of those banks are not included in the Company’s consolidated balance sheet as of December 31, 2010, but are reflected as “Discontinued operations, assets held for sale” and “Discontinued operations, liabilities held for sale”.

Total assets as of December 31, 2010 were $929.2 million, a decrease of $461.3 million or 33.2% from $1.4 billion as of December 31, 2009.  Cash and cash equivalents decreased 19.6% to $97.5 million as of December 31, 2010 as compared to $121.3 million as of December 31, 2009.  Total investment securities decreased 16.8% to $108.5 million as of December 31, 2010 as compared to $130.5 million as of December 31, 2009.  Total loans, including loans held for sale, decreased 13.9% to $668.7 million as of December 31, 2010 as compared to $776.7 million as of December 31, 2009.  Foreclosed assets held for sale increased to $21.0 million as compared to $16.4 million as of December 31, 2009.  Cost method investments in common stock remained constant at $1.4 million as of December 31, 2010 and 2009.  Deferred income taxes decreased to zero as compared to $10.2 million as of December 31, 2009. Cash surrender value of life insurance increased 3.7% to $15.6 million as of December 31, 2010 as compared to $15.0 million as of December 31, 2009.   Other assets decreased by $4.2 million to $13.2 million as of December 31, 2010 as compared to $17.4 million as of December 31, 2009.

Total deposits decreased $121.3 million or 12.7% to $833.2 million as of December 31, 2010 as compared to $954.5 million as of December 31, 2009.  Non-interest bearing demand deposits increased $3.4 million or 3.2% during 2010, while interest-bearing deposits decreased $124.7 million or 14.7% during 2010.  Short-term borrowings decreased by $17.1 million to $13.6 million as of December 31, 2010 from $30.7 million as of December 31, 2009.  Long-term debt decreased by $10.2 million to $15.0 million as of December 31, 2010 from $25.2 million as of December 31, 2009. Junior subordinated debentures remained constant at $61.9 million as of December 31, 2010 and 2009.

Noncontrolling interest decreased $6.5 million, from $3.9 million as of December 31, 2009 to ($2.6) million as of December 31, 2010 due to Mid-America’s net loss for 2010.

Total Mercantile Bancorp, Inc. stockholders' equity (deficit) decreased to $(3.5) million as of December 31, 2010 as compared to $41.3 million as of December 31, 2009. The decrease in equity is due primarily to the $44.6 million net loss for 2010.

Earning Assets

The average interest-earning assets of the Company were 87.6%, 60.9% and 58.3%, of average total assets for the years ended December 31, 2010, 2009, and 2008, respectively. The increase in this percentage from 2009 to 2010 was primarily attributable to the decreases in cash and due from banks, goodwill, and discontinued operations during 2010, partially offset by a decrease in loans and an increase in foreclosed assets held for sale. The increase in this percentage from 2008 to 2009 was primarily attributable to the decreases in cash and due from banks, premises and equipment, and goodwill during 2009.

Investment Securities

The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality.

The Company has classified securities as both available-for-sale and held-to-maturity as of December 31, 2010. Available-for-sale securities are held with the option of their disposal in the foreseeable future to meet investment objectives, liquidity needs or other operational needs. Securities available-for-sale are carried at fair value.  Held-to-maturity securities are those securities for which the Company has the positive intent and ability to hold until maturity, and are carried at historical cost adjusted for amortization of premiums and accretion of discounts.

As of December 31, 2010, the fair value of the available-for-sale securities was $107.3 million and the amortized cost was $105.1 million for a net unrealized gain of $2.3 million. The after-tax unrealized gain from total operations was $2.2 million as of December 31, 2009.  There was an after-tax unrealized gain of $1.7 million from total operations at December 31, 2008.  Fluctuations in net unrealized gain or loss on available-for-sale securities are due primarily to increases or decreases in prevailing interest rates for the types of securities held in the portfolio.

The following table sets forth information relating to the amortized cost and fair value of the Company’s available-for-sale securities:

	December 31,
	2010		2009*		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)

U.S. government agencies	$3,649	$3,727	$—	$—	$4,697	$4,787
Mortgage-backed securities: GSE residential	65,094	66,948	92,710	95,354	125,691	128,445
State and political subdivision	33,906	33,962	28,525	29,539	44,892	45,666
Equity securities	2,314	2,613	3,603	3,257	6,500	6,294

Total	$104,963	$107,250	$124,838	$128,150	$181,780	$185,192

*Amounts represented are from continuing operations.

The maturities, fair values and weighted average yields of securities available-for-sale as of December 31, 2010, are:

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years		Equity Securities
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Total
	(dollars in thousands)
U.S. Government agencies	$—	0.00%	$2,409	2.47%	$1,318	2.03%	$—	0.00%	$—	0.00%	$3,727
Mortgage-backed securities: GSE residential (1)	26,583	3.90%	39,676	3.61%	549	5.57%	140	2.79%	—	0.00%	66,948
States and political subdivisions	4,816	5.19%	15,635	5.34%	11,647	3.53%	1,864	3.58%	—	0.00%	33,962
	31,399		57,720		13,514		2,004		—		104,637

Equity securities	—		—		—		—		2,613		2,613

Total	$31,399		$57,720		$13,514		$2,004		$2,613		$107,250

(1)
The maturities for mortgage-backed securities are based on prepayment speed assumptions and the constant prepayment rate estimated by management based on the current interest rate environment.  The assumption rates vary by the individual security.

The following table sets forth information relating to the amortized cost and fair value of the Company’s held-to-maturity securities:

	December 31,
	2010		2009*		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)

Mortgage-backed securities: GSE residential	$1,208	$1,246	$2,334	$2,411	$5,992	$6,140
State and political subdivision	—	—	—	—	2,913	2,961

Total	$1,208	$1,246	$2,334	$2,411	$8,905	$9,101

*Amounts represented are from continuing operations.

The maturities, amortized cost and weighted average yields of securities held-to-maturity as of December 31, 2010, are:

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total
	(dollars in thousands)

Mortgage-backed securities: GSE residential (1)	$461	4.79%	$747	4.95%	$—%		$—%		$1,208

Total	$461		$747		$-		$-		$1,208

(1)
The maturities for mortgage-backed securities are based on prepayment speed assumptions and the constant prepayment rate estimated by management based on the current interest rate environment.  The assumption rates vary by the individual security.

The Company also uses its investment portfolio to manage its tax position. Depending upon projected levels of taxable income for the Company, periodic changes are made in the mix of tax-exempt and taxable securities to achieve optimum yields on a tax-equivalent basis. Average balances of obligations of state and political subdivisions (tax-exempt obligations) as a percentage of average total securities from continuing operations were 22.3% at December 31, 2010 and 2009, and 24.3% at December 31, 2008.  Mercantile Investments, Inc. (“MII”), a Delaware corporation and subsidiary of Mercantile Bank, operates off shore to manage Mercantile Bank’s investment portfolio.  MII began operations in 2003, and its earnings for the years ended December 31, 2010, 2009 and 2008 are included in the Company’s consolidated financial statements. Part of management’s strategy in forming this subsidiary was to take advantage of current state tax laws that exclude income generated by offshore subsidiaries from state taxable income.  During 2010, the Company recognized other-than-temporary impairment charges of $608 thousand on two of its investments in stock of other financial institutions, which are carried as available-for-sale securities.  These impairments were determined based on the difference between the Company’s carrying value and quoted market prices for the stocks as of December 31, 2010.  In making the determination of impairment for each of these investments, the Company considered the duration of the loss, prospects for recovery in a reasonable period of time and the significance of the loss compared to carrying value.

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

As part of the Company’s overall risk management process, a quarterly review of each subsidiary bank’s loan portfolio is performed by an independent consulting firm that reports directly to the Audit Committee of the Board of Directors.  The primary objective of this review is to monitor adherence to loan policies, both regulatory and internal, and to measure the adequacy of the allowance for loan losses.  This process helps to identify any problem areas, either in a particular borrower’s financial condition, or in the bank’s underwriting function, and assists the Board of Directors and management in focusing resources to address the problems in order to minimize any financial loss to the Company.

2010 versus 2009.  Total loans, including loans held for sale, decreased $108.0 million or 13.9% to $668.7 million as of December 31, 2010 from $776.7 million as of December 31, 2009. The Company’s subsidiary banks  experienced a decrease in loan volume in 2010 due to charge offs, seasonal fluctuations, debt paydowns, stricter underwriting standards, and the uncertain economy and the fear of continued recession causing potential borrowers to reduce their spending. The Company has seen its most significant reduction in construction real estate mortgages, decreasing $62.0 million or 40.4% to $91.6 million as of December 31, 2010 from $153.6 million as of December 31, 2009; commercial and financial loans, decreasing $15.2 million or 9.4% to $146.5 million as of December 31, 2010 from $161.7 million as of December 31, 2009; installment loans to individuals, decreasing $14.6 million or 19.5% to $60.2 million as of December 31, 2010 from $74.8 million as of December 31, 2009; and commercial real estate mortgages, decreasing $9.5 million or 5.8% to $153.8 million as of December 31, 2010 from $163.3 million as of December 31, 2009.  These decreases in loans were partially offset by an increase in agricultural loans of $1.9 million, or 19.1% to $11.7 million as of December 31, 2010 from $9.8 million as of December 31, 2009. The Company’s goal is to maintain a relatively balanced mix of loans in its portfolio.

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

The loan portfolio includes a concentration of loans for commercial real estate amounting to approximately $260.8 million as of December 31, 2010.  The commercial real estate loans are included in the real estate - farmland, real estate - construction and real estate - commercial amounts on the following table.  The commercial real estate loans as of December 31, 2010, 2009 and 2008 include approximately $91.2 million, $92.3 million, and $92.7 million, respectively in loans that are collateralized by commercial real estate in the Mercantile Bank geographic market.  The Company does not have a dependence on a single customer or group of related borrowers.  Generally, these loans are collateralized by assets of the borrowers. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers. Credit losses arising from lending transactions for commercial real estate entities are comparable with the Company's credit loss experience on its loan portfolio as a whole.

The Company’s executive officers and directors and their associates have been and, the Company anticipates will continue to be, customers of the Company’s subsidiary banks in the ordinary course of business, which has included maintaining deposit accounts and trust and other fiduciary accounts and obtaining loans.  Specifically, the Company’s banks, principally Mercantile Bank, have granted various types of loans to the Company’s executive officers and directors and entities controlled by them.  As of December 31, 2010, the loans (a) were consistent with similar practices in the banking industry generally, (b) were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the banks’ other customers, and (c) did not involve more than the normal risk of collectibility or present other unfavorable features.

The following table summarizes the loan portfolio by type of loan as of the dates indicated:

	December 31,
			2009
	2010		Continuing		Discontinued		2008		2007		2006
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial and financial	$146,463	21.90%	$161,702	20.82%	$31,269	14.75%	$235,438	17.52%	$184,317	15.17%	$167,687	16.24%
Agricultural	11,708	1.75%	9,832	1.27%	33,088	15.61%	68,192	5.07%	64,399	5.30%	57,393	5.55%
Real estate – farmland	15,528	2.32%	19,655	2.53%	41,213	19.44%	111,244	8.28%	91,488	7.53%	72,999	7.06%
Real estate – construction	91,553	13.69%	153,578	19.77%	7,851	3.70%	238,922	17.78%	215,850	17.76%	152,553	14.76%
Real estate – commercial	153,767	23.00%	163,292	21.02%	12,792	6.04%	214,317	15.95%	204,338	16.81%	190,724	18.46%
Real estate – residential (1)	189,479	28.34%	193,818	24.96%	53,588	25.29%	343,627	25.58%	323,936	26.65%	267,237	25.86%
Installment loans to individuals	60,177	9.00%	74,793	9.63%	32,157	15.17%	132,000	9.82%	131,061	10.78%	124,723	12.07%

Total loans (1)	668,675	100.00%	776,670	100.00%	211,958	100.00%	1,343,740	100.00%	1,215,389	100.00%	1,033,316	100.00%

Allowance for loan loss	28,199		18,851		1,820		23,467		12,794		10,613

Total loans, including loans held for sale, net of allowance for loan loss	$640,476		$757,819		$210,138		$1,320,273		$1,202,595		$1,022,703

(1)	Includes loans held for sale

The following table sets forth remaining maturities of selected loans (excluding real estate-farmland, real estate-commercial, real estate-mortgage loans and installment loans to individuals) from continuing operations at December 31, 2010:

	1 Year or Less	1 to 5 Years	Over 5 Years	Total
	(dollars in thousands)

Commercial, financial, and agricultural	$73,556	$43,757	$40,858	$158,171
Real estate - construction	91,553	—	—	91,553

Total	$165,109	$43,757	$40,858	$249,724

Interest rate sensitivity of selected loans
Fixed rate	$48,520	$16,960	$2,982	$68,462
Adjustable rate	116,589	26,797	37,876	181,262

Total	$165,109	$43,757	$40,858	$249,724

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

Loans internally categorized as “watch” list loans, which are the same as potential problem loans noted later, show warning elements where the present status portrays one or more deficiencies that require attention in the short-term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit.  These loans are reviewed to assist in assessing the adequacy of the allowance for loan losses. As of December 31, 2010, watch list loans totaled $36.7 million, compared to  $34.0 million (from continuing operations) as of December 31, 2009and  $68.6 million as of December 31, 2008. The increase from 2009 to 2010 reflects the continuing credit-quality weaknesses in the Company’s markets. The decrease from 2008 to 2009 was primarily due to the reclassification of loans to “substandard” or “doubtful” ratings during 2009, as reflected in the increase in total nonperforming loans as of December 31, 2009.

Loans internally classified as “substandard” or in the more severe categories of “doubtful” or “loss” are those loans that at a minimum have clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition which may jeopardize recoverability of the debt.  As of December 31, 2010, loans of $84.8 million, or 12.7% of total loans were classified as substandard, and $4.5 million, or 0.7% of total loans were classified as doubtful.  As of December 31, 2009, loans of $105.6 million, or 13.6% from continuing operations, and loans of $5.3 million, or 2.50% of loans from discontinued operations were classified as substandard. At December 31, 2009, loans of $6.0 million, or 0.6% of total loans from continuing operations were classified as doubtful. No loans from discontinued operations were classified as doubtful at the end of 2009. As of December 31, 2008, loans of $65.4 million, or 4.9% of total loans were classified as substandard, and $6.7 million, or 0.5% of total loans were classified as doubtful.  As of December 31, 2010, 2009 and 2008, there were no loans classified as loss.

The allowance for loan losses increased $9.3 million to $28.2 million as of December 31, 2010 from $18.9 million as of December 31, 2009.  Provision for loan losses was $35.0 million while net charge-offs were $25.6 million for year ended December 31, 2010.  The allowance for loan losses as a percent of total loans increased to 4.22% as of December 31, 2010 from 2.43% as of December 31, 2009.  As a percent of nonperforming loans, the allowance for loan losses increased to 52.93% as of December 31, 2010 from 37.09% as of December 31, 2009.

The allowance for loan losses from continuing operations decreased $187 thousand to $18.9 million as of December 31, 2009 from $19.0 million as of December 31, 2008.  Provision for loan losses was $22.1 million while net charge-offs were $22.3 million for the year ended December 31, 2009.  The allowance for loan losses as a percent of total loans increased to 2.43% as of December 31, 2009 from 1.75% as of December 31, 2008.  As a percent of nonperforming loans, the allowance for loan losses decreased to 37.09% as of December 31, 2009 from 61.74% as of December 31, 2008. The changes in these ratios from 2008 to 2009 were significantly impacted by the exchange for debt of HNB in December 2009 and the sales of Marine Bank and Brown County in February 2010.  Because the levels of non-performing loans at those three banks were low relative to the banks included in continuing operations (Mercantile Bank, Royal Palm Bank and Heartland), the allowance for loan loss ratios were negatively impacted as of December 31, 2009.

The fluctuation in the allowance for loan losses for the years ended December 31, 2010, 2009, and 2008 were the result of management’s estimates of the amounts necessary to provide an adequate reserve against possible future charge-offs.  The provision for loan losses represents the amount charged against earnings for each period that management determines based on volume and credit quality of the loan portfolio, and the volume of net charge-offs during the period.  For the year ended December 31, 2010, the increase in the allowance for loan losses was primarily due to additional specific reserves necessitated by an increase in nonperforming loans,  partially offset by an increase in net charge-offs.

Net charge-offs were $25.6 million for the year ended December 31, 2010, an increase of $3.3 million compared to $22.3 million at December 31, 2009.  Net charge-offs during 2010 were $6.5 million at Royal Palm due to the continued devaluation of the real estate market in southwest Florida; $7.8 million at Heartland, largely related to the charge-offs of a subordinated debenture issued by, and several loans secured by stock in, unrelated  financial institutions closed by the FDIC in 2010; and $11.3 million at Mercantile Bank, primarily due to charge-offs of purchased participations in commercial real estate development loans. Net charge-offs during 2009 were $13.8 million at Royal Palm due to the devaluation of the real estate market in southwest Florida; $5.4 million at Heartland, largely related to real estate construction and development loans purchased from an unrelated financial institution closed by the FDIC; and $3.1 million at Mercantile Bank, primarily related to one large commercial development loan in southwest Florida and one large residential development loan in central Iowa.

The following table shows activity affecting the allowance for loan losses:

	Year Ended December 31,
		2009
(dollars in thousands)	2010	Continuing	Discontinued	2008	2007	2006
Average loans outstanding during year	$731,460	$830,740	$462,977	$1,274,660	$1,097,481	$907,671
Allowance for loan losses:
Balance at beginning of year	$18,851	$19,038	$4,429	$12,794	$10,613	$8,082
Loans charged-off:
Commercial and financial	7,411	927	200	5,447	493	1,833
Agricultural	18	438	6	147	75	85
Real estate – farmland	39	—	—	—	—	—
Real estate – construction	13,057	10,938	—	4,082	284	—
Real estate – commercial	1,355	2,055	—	2,276	18	139
Real estate – residential	3,247	7,218	273	823	399	139
Installment loans to individuals	788	899	521	901	906	1,129
Total charge-offs	25,915	22,475	1,000	13,676	2,175	3,325
Recoveries:
Commercial and financial	83	—	26	296	55	47
Agricultural	19	13	36	15	15	20
Real estate – farmland	—	—	80	—	—	—
Real estate – construction	53	34	—	1	2	1
Real estate – commercial	3	7	4	43	1	1
Real estate – residential	58	8	22	46	38	12
Installment loans to individuals	80	143	78	103	150	136
Total recoveries	296	205	246	504	261	217
Net charge-offs	25,619	22,270	754	13,172	1,914	3,108
Provision for loan losses	34,967	22,083	1,261	23,845	2,969	3,914
Purchased allowance	—	—	—	—	1,126	1,725
Exchange of HNB	—	—	3,116	—	—	—
Balance at end of year	$28,199	$18,851	$1,820	$23,467	$12,794	$10,613
Allowance for loan losses as a percent of total loans outstanding at year end (1)	4.22%	2.43%		1.75%	1.06%	1.03%

Allowance for loan losses as a percent of total nonperforming loans	52.93%	37.09%		61.74%	55.6%	165.98%

Ratio of net charge-offs to average total loans	3.50%	2.68%		1.03%	0.18%	0.34%

(1)	Includes loans held for sale

The following table sets forth the allowance for loan losses by loan categories as of December 31 for each of the years indicated:

	2010		2009				2008		2007		2006
	Amount	% to Total Allowance	Continuing operations amount	% to Total Allowance	Discontinued operations amount	% to Total Allowance	Amount	% to Total Allowance	Amount	% to Total Allowance	Amount	% to Total Allowance

Commercial and financial	$4,540,153	16.10%	$3,023,381	16.04%	$279,227	15.34%	$3,218,644	13.72%	$2,848,584	22.26%	$2,767,535	26.07%
Agricultural	43,804	0.16%	200,118	1.06%	372,267	20.45%	619,069	2.64%	149,926	1.17%	164,176	1.55%
Real estate – farmland	72,997	0.26%	300,177	1.59%	243,424	13.38%	663,180	2.83%	795,329	6.22%	649,073	6.12%
Real estate – construction	12,288,234	43.57%	5,839,652	30.97%	193,216	10.62%	10,859,399	46.27%	2,413,365	18.86%	1,910,323	18.00%
Real estate – commercial	4,624,802	16. 40%	2,974,083	15.78%	104,994	5.77%	2,388,605	10.18%	3,937,425	30.78%	2,182,023	20.56%
Real estate – residential	5,126,013	18.18%	4,955,809	26.29%	491,289	26.99%	4,025,323	17.15%	1,312,475	10.26%	1,174,936	11.07%
Installment loans – consumer	1,503,161	5.33%	1,558,397	8.27%	135,575	7.45%	1,245,898	5.31%	1,146,659	8.96%	1,306,972	12.31%
Unallocated	—	0.00%	—	0.00%	—	0.00%	446,629	1.90%	190,237	1.49%	457,962	4.32%

Total	$28,199,164	100.00%	$18,851,417	100.00%	$1,819,992	100.00%	$23,466,747	100.00%	$12,794,000	100.00%	$10,613,000	100.00%

Non-Performing Assets

It is management's policy to place loans on non-accrual status when interest or principal is 90 days or more past due. Such loans may continue on accrual status only if they are both well secured and in the process of collection.

The following table sets forth information concerning non-performing assets from continuing operations at December 31 for each of the years indicated:

	At December 31,
(dollars in thousands)	2010	2009		2008	2007	2006
		Continuing	Discontinued
Non-accrual loans (1)
Commercial and financial	$2,579	$1,439	$19	$762	$581	$429
Agricultural	—	248	60	234	308	473
Real estate – farmland	134	62	123	—	296	12
Real estate – construction	29,892	33,946	—	25,948	6,716	1,147
Real estate – commercial	9,134	7,378	—	1,361	3,152	2,083
Real estate – residential	4,041	6,803	680	5,455	8,571	1,040
Installment loans to individuals	216	154	37	337	195	213
Total non-accrual loans (1)	45,996	50,030	919	34,097	19,819	5,397

Loans 90 days past due and still accruing	290	393	597	3,856	3,184	993
Restructured loans	6,995	397	—	58	—	4
Total nonperforming loans	53,281	50,820	1,516	38,011	23,003	6,394
Repossessed assets	21,091	16,409	535	10,015	3,273	361
Other assets acquired in satisfaction of debts previously contracted	—	—	—	—	—	—
Total nonperforming other assets	21,091	16,409	535	10,015	3,273	361
Total nonperforming loans and nonperforming other assets	$74,372	$67,229	$2,051	$48,026	$26,276	$6,755
Nonperforming loans to loans, before allowance for loan losses	7.97%	6.54%		2.83%	1.91%	0.62%

Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	11.12%	8.66%		3.57%	2.18%	0.65%

(1)	Interest income that would have been recorded in 2010 related to nonaccrual loans was $4.1 million, none of which is included in interest income or net income for 2010.

Total non-performing loans increased to $53.3 million as of December 31, 2010 from total non-performing loans of $50.8 million from continuing operations as of December 31, 2009, while total non-performing loans and non-performing other assets increased to $74.4 million as of December 31, 2010 from total non-performing loans and non-performing other assets of $67.2 million from continuing operations as of December 31, 2009.  The ratio of non-performing loans to total loans increased to 7.97% as of December 31, 2010, compared to 6.54% as of December 31, 2009.   The ratio of non-performing loans and non-performing other assets to total loans increased to 11.12% as of December 31, 2010 from 8.66% as of December 31, 2009.

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

A loan is considered to be impaired when, based on current information and events, it is probable the Company will not be able to collect all amounts due. The accrual of interest income on impaired loans is discontinued when there is reasonable doubt as to the borrower's ability to meet contractual payments of interest or principal. Impaired loans are defined as all loans classified as “substandard”, “doubtful” or “loss” by the Company.  All non-performing loans were included in impaired loans as of December 31, 2010, 2009 and 2008.  The amount of impairment for impaired loans is measured on a loan-by-loan basis to determine exposure, if any, to be included in the allowance for loan losses.  The amount of the impairment, if any, included in the allowance for loan losses is calculated either by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Impaired loans decreased $21.6 million to $89.7 million as of December 31, 2010 from $111.3 million from continuing operations as of December 31 2009.  The decrease was primarily due to the charge-offs of impaired loans at each of the subsidiary banks.  During 2010, Royal Palm’s impaired loans decreased by approximately $705 thousand, as the charge-offs of impaired loans were largely offset by other loans downgraded to substandard or doubtful; Mercantile Bank’s impaired loans decreased by approximately $19.2 million, primarily attributable to foreclosures on two loans to commercial real estate developers and the subsequent transfer of the properties to foreclosed assets held for sale; and Heartland’s impaired loans decreased by approximately $1.6 million, primarily due to the charge-off of a subordinated debenture issued by an unrelated financial institution closed by the FDIC in 2010.

Impaired loans increased $44.5 million to $111.3 million from continuing operations and $5.3 million from discontinued operations as of December 31, 2009 compared to $72.1 million as of December 31, 2008, primarily due to continued deterioration of economic conditions and devaluation of real estate in the Company’s markets, particularly in Florida.

As of December 31, 2010, the Company anticipates a portion of the impaired loans will eventually be charged off, but believes that it has adequately reserved for these losses based on circumstances existing as of December 31, 2010.

On an accrual basis, interest income of $3.4 million was recognized on impaired loans in 2010, while $4.4 million from continuing operations and $233 thousand from discontinued operations was recognized in 2009 and $4.1 million was recognized in 2008. On a cash basis, interest income of $4.5 million was recognized in 2010, while $3.9 million from continuing operations and $298 thousand from discontinued operations was recognized in 2009, and $4.1 million was recognized in 2008.

Potential Problem Loans

Potential problem loans, which are also referred to as watch list loans, are those loans which are not categorized as impaired, non-accrual, past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Further deterioration of the borrower’s financial condition or the economy in general could cause such a loan to develop into a non-performing loan.  Identification as a potential problem loan is management’s first level of warning, and provides for increased scrutiny and frequency of reviews by loan review personnel.  While most non-performing loans were previously classified as potential problem loans, management believes that the increased attention devoted to these borrowers will allow for most to continue performing according to the original terms of the loans.  Management assesses the potential for loss on such loans as it would with other problem loans.  Management feels that these loans are substantially collateralized and has considered the effect of any potential loss in determining its allowance for possible loan losses. Potential problem loans totaled $36.7 million at December 31, 2010, $33.9 million from continuing operations and $133 thousand from discontinued operations at December 31, 2009, and $68.6 million at December 31, 2008. The increase from 2009 to 2010 reflects the continuing credit-quality weaknesses in the Company’s markets. The decrease from 2008 to 2009 was primarily due to the reclassification of loans to “substandard” or “doubtful” ratings during 2009, as reflected in the increase in total nonperforming loans as of December 31, 2009.There are no other credits identified about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

Other Interest-Bearing Assets

There are no other interest-bearing assets that are categorized as impaired.

Other Assets

Foreclosed assets held for sale increased to $21.0 million as of December 31, 2010 as compared to $16.4 million as of December 31, 2009. The balance is comprised primarily of the carrying value of several foreclosed commercial real estate properties that the Company intends to sell, with the carrying value representing management’s assessment of the net realizable value in the current market.

Federal Home Loan Bank stock is stated at cost and is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. As of December 31, 2010, the Company owned approximately $2.9 million of Federal Home Loan Bank stock, including $1.9 million of stock in the Federal Home Loan Bank of Chicago (“FHLB of Chicago”). During the third quarter of 2007, FHLB of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board.  The FHLB of Chicago will continue to provide liquidity and funding through advances; however, the draft order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. With regard to dividends, the FHLB of Chicago continues to assess its dividend capacity each quarter and make appropriate requests for approval. There were no dividends paid by the FHLB of Chicago during 2010; however, a dividend at an annualized rate of 10 basis points per share was paid on February 14, 2011.

Cost method investments in common stock remained constant at $1.4 million for December 31, 2010 and 2009. During 2009, the Company recognized other than temporary impairment charges on four of the Company’s cost method investments, based on the difference between the Company’s cost and the investee’s book value, which was determined to be a reasonable estimate of fair value.  Based on the Company’s analysis, there were no further impairments on cost method investments in 2010.

Deferred income taxes were written down to zero as of December 31, 2010 compared to $10.2 million from continuing operations as of December 31, 2009. Prior to September 30, 2010, the Company maintained significant net deferred tax assets for deductible temporary differences, the largest of which related to the net operating loss carryforward and the allowance for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. Management considered both positive and negative evidence regarding the ultimate recoverability of the deferred tax assets. Positive evidence includes the existence of taxes paid in available carryback years, available tax planning strategies and the probability that taxable income will be generated in future periods, while negative evidence includes a cumulative loss in the current year and prior year and general business and economic trends.   Based on its analysis, the Company determined that it was no longer more likely than not that it could generate sufficient taxable income to realize the deferred tax assets in future near-term periods as defined by generally accepted accounting principles, and accordingly recognized an additional valuation allowance in the third quarter of 2010 in the amount of approximately $10.3 million, representing the full remaining balance of the Company’s and each of its subsidiary banks’ deferred tax assets prior to the adjustment. Management’s assumptions could change based on unanticipated changes in the current economic environment and cause management to decrease its valuation allowance.

Other assets decreased to $13.2 million as of December 31, 2010 from $17.4 million as of December 31, 2009, primarily due to the receipt of income tax refunds in 2010 and the 2010 amortization of prepaid FDIC assessment paid on December 30, 2009.

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

Average total deposits (both interest-bearing and demand) decreased $72.0 million or 7.6% as of December 31, 2010 to $880.6 million from $952.6 million as of December 31, 2009. The decrease in noninterest-bearing deposits was partially related to one commercial depositor at Mercantile Bank with a large balance at December 31, 2009 that was transferred out in the second quarter of 2010.  The majority of the overall decrease in deposits during 2010 was attributable to reduced funding required in the loan portfolio as well as reduced liquidity required by Mercantile Bank to provide correspondent banking services to the three subsidiary banks that were sold in December 2009 and February 2010.

As a percentage of average total deposits, there were increases in interest-bearing demand deposits, noninterest-bearing demand deposits and savings deposits, and decreases in money market deposits and time and brokered time deposits.  Average interest-bearing demand deposits increased to 7.8% for 2010 from 6.8% for 2009, average noninterest-bearing demand deposits increased to 11.2% for 2010 from 9.0% for 2009 and average savings deposits increased to 5.3% for 2010 from 4.9% for 2009. Average money market deposits decreased to 13.4% for 2010 from 15.5% for 2009 and average time and brokered time deposits decreased to 62.3% for 2010 from 63.7% for 2009.  To attract both new deposit customers as well as new balances from existing customers, management continually researches its local markets to identify customer-banking needs in order to develop new and re-designed products to meet those needs.  Marketing campaigns are created to promote products from all categories of deposits and include new features on demand deposit accounts as well as revised rates and terms on interest-bearing accounts.  The primary objective of these promotions is to provide funding for the loan portfolio, reduce overall funding costs through growth of lower-priced savings and money market accounts (relative to time deposits) and generate a larger customer base from which to cross-sell other banking services.  Management believes that the Company will continue to attract new customers and new deposit balances in the future by monitoring its customer needs to determine what products and services are required to stay competitive.

	December 31,
	2010			2009*			2008
	Average Balance	% Total	Average Rate	Average Balance	% Total	Average Rate	Average Balance	% Total	Average Rate
	(dollars in thousands)

Non-interest bearing demand deposits	$98,622	11.2%	0.00%	$86,185	9.0%	0.00%	$127,694	9.1%	0.00%
Interest bearing demand deposit	68,307	7.8%	0.26%	64,587	6.8%	0.31%	135,406	9.7%	0.99%
Savings/Money market	164,814	18.7%	0.50%	194,854	20.5%	0.82%	309,348	22.3%	1.95%
Time deposits	548,811	62.3%	2.65%	606,967	63.7%	3.29%	820,908	58.9%	4.19%

Total	$880,554	100.0%	1.77%	$952,593	100.0%	2.29%	$1,393,356	100.00%	3.30%

*Amounts represent balances from continuing operations.

	December 31,
	2010	2009	*	2008	2007
	(dollars in thousands)

High month-end balance of total deposits	$938,640	$983,224		$1,477,141	$1,319,459

Low month-end balance of total deposits	833,213	904,628		1,320,853	1,120,863
*Amounts represent balances from continuing operations.

Time and brokered time deposits and other deposits of $100,000 and over at December 31, 2010 had the following maturities:

December 31, 2010
(dollars in thousands)

Under 3 months	$27,615
3 months to 6 months	93,897
6 months to 12 months	82,524
Over 12 months	11,666

$215,702

While a majority of the time and brokered time deposits in amounts of $100,000 or more will mature within 12 months, management expects that a significant portion of these deposits will be renewed. Historically, large time deposits have been stable and management is confident it can offer interest rates at the time of renewal that are competitive with other financial institutions.

Total brokered time deposits were $87.1 million at December 31, 2010 and $173.8 million at December 31, 2009.  Brokered time deposits are part of the Company’s overall liability management strategy, and provide a reliable source for meeting specific funding needs in an efficient and timely manner. The consent orders imposed upon each of the Company’s subsidiary banks prohibit them from acquiring new brokered deposits without the consent of the regulatory agencies and require them to formulate plans to reduce the dependency on brokered deposits and other potentially volatile liabilities.  For further discussion of these regulatory enforcement actions, see the “Regulatory Matters” section of this filing.

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

	Federal fund purchased and securities sold under agreements to repurchase	Other short-term borrowings	Short-term Federal Home Loan Bank borrowings
	(dollars in thousands)
2010
Balance, December 31, 2010	$10,749	$2,911	$—
Weighted average interest rate at end of year	1.17%	1.89%	0.00%
Maximum amount outstanding at any month end	$23,649	$2	$—
Average daily balance	$15,217	$2,813	$—
Weighted average interest rate during year (1)	.90%	6.61%	0%

2009
Balance, December 31, 2009, from continuing operations	$17,258	$13,482	$—
Weighted average interest rate at end of year	1.67%	6.53%	0.00%
Maximum amount outstanding at any month end	$15,568	$65,917	$—
Average daily balance	$29,738	$28,406	$59
Weighted average interest rate during year (1)	0.85%	7.82%	0.59%

2008
Balance, December 31, 2008	$18,523	$28,704	$2,000
Weighted average interest rate at end of year	2.71%	3.77%	.95%
Maximum amount outstanding at any month end	$28,002	$24,397	$15,440
Average daily balance	$26,196	$9,961	$7,490
Weighted average interest rate during year (1)	3.01%	2.29%	1.66%

(1)	The weighted average interest rate is computed by dividing total interest for the year by the average daily balance outstanding.

At December 31, 2010, other short-term borrowings consisted of $1.9 million in U.S. Treasury demand notes and $1.0 million in short-term notes payable to various individuals.

At December 31, 2009, other short-term borrowings consisted of $1.5 million in U.S. Treasury demand notes, $1.0 million in short-term notes payable to various individuals, and a term note payable to Great River Bancshares, Inc. (“Great River”) with a principal balance of $11.0 million, a maturity date of January 31, 2010 and an annual interest rate of 7.5%.  Both principal and interest on the Great River term note were paid in full in February 2010 from the proceeds of the sale of Marine Bank & Trust and Brown County State Bank.

Long-Term Debt and Junior Subordinated Debentures

Long-term debt and junior subordinated debentures consisted of the following components at December 31:

		2009
	2010	Continuing	Discontinued
Federal Home Loan Bank advances, fixed rates from 3.15% to 5.30% from continuing operations due at various dates through 2013	$13,000	$18,000	$13,500
Note payable, fixed rate of 7.50%, due August 31, 2010	—	5,037	—
Note payable, fixed rate of 7.50%, due August 31, 2010	—	135	—
Junior subordinated debenture, variable rate, due June 30, 2013	2,000	2,000	—
Junior subordinated debentures owed to unconsolidated subsidiaries	61,858	61,858	—

Total long-term debt	$76,858	$87,030	$13,500

At December 31, 2010, the Company had $13.0 million of Federal Home Loan Bank advances. At December 31, 2009, the Company had $18.0 million of Federal Home Loan Bank advances from continuing operations, and $13.5 million from discontinued operations. These advances are secured by U.S. Government agency and mortgage-backed securities, residential real estate mortgage loans and all stock in the Federal Home Loan Bank owned by the Company. Interest rates on these advances at December 31, 2010 vary from 3.15% to 5.30%.  Maturities begin in 2011 and continue through 2016. Of the total FHLB advances outstanding as of December 31, 2010, $5.0 million are callable beginning in 2011.

The notes payable at December 31, 2009 were term notes due to Great River Bancshares, Inc. (“Great River”) and were paid in full in February 2010 from the proceeds of the sale of Marine Bank & Trust and Brown County State Bank.

Great River had also provided the Company a new line of credit on November 21, 2009, in the principal amount of $7.0 million, which had a maturity date of December 31, 2010, and bore interest at 7.5% pr annum. The Company did not utilize the credit line, and it was terminated in connection with the termination of the overall lending relationship as of December 31, 2010.

On August 15, 2007, Mercantile Bank assigned its debenture with affiliate Heartland to Security Bank of Pulaski Co. in the amount of $2.0 million.  This debenture was originally issued June 30, 2005 with a maturity date of June 30, 2013.  Interest is payable semi-annually on June 30 and December 31 at the prime rate of interest.  At December 31, 2010, this rate was 3.25%.  Principal is payable in full on June 30, 2013.

In August 2005, the Company issued $10.3 million of junior subordinated debentures to Mercantile Bancorp Capital Trust I (“Trust I”). Trust I was formed for the sole purpose of issuing its own non-voting cumulative preferred securities to one or more investors.  The Company owns all of the voting securities of Trust I.  Trust I issued $10.0 million of its cumulative preferred securities through a private placement offering on August 25, 2005 and invested the proceeds of its issuance in the Company’s junior subordinated debentures.  The junior subordinated debentures have a fixed interest rate for approximately 10 years of 6.10%, which was the rate on December 31, 2010. Commencing November 25, 2015, the rate is equal to 3 month LIBOR plus 144 basis points. The junior subordinated debentures mature on August 25, 2035 and are callable, at the option of the Company, at par on or after November 23, 2010. Trust I’s sole asset is the Company’s junior subordinated debt.

In July 2006, the Company issued $20.6 million of junior subordinated debentures to Mercantile Bancorp Capital Trust II (“Trust II”). Trust II was formed for the sole purpose of issuing its own non-voting cumulative preferred securities to one or more investors.  The Company owns all of the voting securities of Trust II.  Trust II issued $20.0 million of its cumulative preferred securities through a private placement offering on July 13, 2006 and invested the proceeds of its issuance in the Company’s junior subordinated debentures.  The junior subordinated debentures have a variable interest rate of LIBOR plus 1.65%, which was 1.95% on December 31, 2010.  The rate resets quarterly. The junior subordinated debentures mature on July 13, 2036 and are callable, at the option of the Company, at par on or after July 13, 2011. Trust II’s sole asset is the Company’s junior subordinated debt.  The Company used the proceeds of the junior subordinated debentures as partial financing for the acquisition of Royal Palm Bancorp, Inc. in November 2006.

In July 2006, the Company issued $10.3 million of junior subordinated debentures to Mercantile Bancorp Capital Trust III (“Trust III”). Trust III was formed for the sole purpose of issuing its own non-voting cumulative preferred securities to one or more investors.  The Company owns all of the voting securities of Trust III.  Trust III issued $10.0 million of its cumulative preferred securities through a private placement offering on July 13, 2006 and invested the proceeds of its issuance in the Company’s junior subordinated debentures.  The junior subordinated debentures have a fixed interest rate for approximately 5 years of 7.17%, which was the rate on December 31, 2010. Commencing September 13, 2011, the rate is equal to 3 month LIBOR plus 153 basis points. The junior subordinated debentures mature on July 13, 2036 and are callable, at the option of the Company, at par on or after July 13, 2011. Trust III’s sole asset is the Company’s junior subordinated debt. The Company used the proceeds of the junior subordinated debentures as partial financing for the acquisition of Royal Palm Bancorp, Inc. in November 2006.

In August 2007, the Company issued $20.6 million of junior subordinated debentures to Mercantile Bancorp Capital Trust IV (“Trust IV”). Trust IV was formed for the sole purpose of issuing its own non-voting cumulative preferred securities to one or more investors.  The Company owns all of the voting securities of Trust IV.  Trust IV issued $20.0 million of its cumulative preferred securities through a private placement offering on August 30, 2007 and invested the proceeds of its issuance in the Company’s junior subordinated debentures.  The junior subordinated debentures have a fixed interest rate for approximately 10 years of 6.84%, which was the rate on December 31, 2010. Commencing in October 2017, the rate is equal to 3 month LIBOR plus 158 basis points. The junior subordinated debentures mature on October 31, 2037 and are callable, at the option of the Company, at par on or after October 30, 2017. Trust IV’s sole asset is the Company’s junior subordinated debt. The Company used the proceeds of the junior subordinated debentures as partial financing for the acquisition of HNB Financial Services, Inc. in September 2007.

In accordance with current bank regulations, 25% of Tier 1 capital may be comprised of restricted core capital components (which include the junior subordinated debentures owed to Capital Trusts I, II, III and IV), with any excess above the 25% limit included in Tier 2 capital.  On March 1, 2005, the FRB adopted a final rule that allows the continued limited inclusion of trust-preferred securities in the calculation for Tier 1 capital for regulatory purposes, subject to stricter quantitative limits and qualitative standards.  The final rule provided a five-year transition period that ended March 31, 2009, for application of the quantitative limits. However, on March 23, 2009, the FRB adopted a rule extending the compliance date for the tighter limits to March 31, 2011.  Thereafter, the restricted core capital components includible in Tier 1 capital are limited to 25% of the sum of all qualifying core capital elements, net of goodwill, with any excess includable in Tier 2, subject to a limit of 50% of total Tier 1 and Tier 2 capital. As of December 31, 2010, none of the Company’s junior subordinated debentures qualify as either Tier 1 or Tier 2 capital, due to the limit on the amount of restricted core capital components includible in Tier 1 capital (25% of total Tier 1 capital), along with qualifying Tier 2 capital being limited to 100% of total Tier 1 capital.

For each of Capital Trusts I, II, III and IV, the Company’s obligations with respect to the issuance of the preferred securities constitute a full and unconditional guarantee of the Trust’s obligations with respect to the preferred securities. Interest on the junior subordinated debentures and distributions on the preferred securities are payable quarterly in arrears. Distributions on the preferred securities are cumulative. The terms of the debentures and the trust documents allow the Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty, so long as no event of default has occurred and is continuing, and provided that such deferral may not extend beyond the stated maturity of the junior subordinated debentures. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities.  Also during the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the debentures.

Beginning in June 2009 the Company elected to defer regularly scheduled interest payments on all of its outstanding junior subordinated debentures relating to its trust preferred securities.  At December 31, 2010 unpaid deferred interest on the debentures totaled approximately $5.7 million.  Although the interest payments are being deferred, the Company continues to record accrued interest on the debentures in its financial statements.  The interest expense was approximately $3.4 million, $3.3 million and $3.9 million for the years ended December 31, 2010, 2009, and 2008 respectively.

Subsequent to the voluntary election to defer interest payments on its subordinated debentures, the Company entered into a Memorandum of Understanding, later replaced by a Written Agreement, with the Federal Reserve Bank of St. Louis, prohibiting such interest payments without the regulator’s consent. For further discussion, see the “Regulatory Matters” section of this filing.

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

Parent Company Liquidity.  As of December 31, 2010, liquidity at the parent company level is stressed as a result of the lack of a borrowing line of credit with another financial institution and the inability of the Company’s subsidiary banks to pay dividends to the parent due to restrictions imposed by the regulatory enforcement orders at each of the subsidiary banks.  In response, the Company has initiated a process to identify and evaluate a broad range of strategic alternatives to strengthen the Company’s capital base and enhance shareholder value, and has retained outside financial and legal advisors to assist with its evaluation and oversight.  For further discussion, see the “Capital Resources” section of this filing.

Subsidiary Bank Liquidity.  The Company’s most liquid assets are cash and due from banks, interest-bearing demand deposits, and federal funds sold.  The balances of these assets are dependent on the Company’s operating, investing, lending, and financing activities during any given period.

Average liquid assets are summarized in the table below:

	Years Ended December 31,
	2010	2009*	2008
	(dollars in thousands)

Cash and due from banks	$9,307	$12,042	$34,518
Interest-bearing demand deposits	71,574	82,557	21,952
Federal funds sold	11,097	11,842	21,465

Total	$91,978	$106,441	$77,935

Percent of average total assets	8.57%	6.15%	4.58%

*Amounts represented are from continuing operations.

Liquid assets as of the dates noted are summarized in the table below:

	December 31,
	2010	2009*	2008
	(dollars in thousands)

Cash and due from banks	$10,585	$8,606	$67,595
Interest-bearing demand deposits	75,593	94,623	16,812
Federal funds sold	11,370	18,038	5,414

Total	$97,548	$121,267	$89,821

Percent of total assets	10.50%	8.72%	5.06%

*Amounts represented are from continuing operations.

As indicated in the table above, average liquid assets decreased 13.6% to $92.0 million as of December 31, 2010 from $106.4 million in 2009, which increased 36.6% from $77.9 million in 2008.  As a percent of average total assets, average liquid assets increased to 8.57% in 2010 from 6.15% in 2009, which had increased from 4.58% in 2008.  The decrease in average liquid assets during 2010 was attributable to reduced liquidity required by Mercantile Bank to provide correspondent banking services to the three subsidiary banks that were sold in December 2009 and February 2010.

The Company's primary sources of funds consist of deposits, investment maturities and sales, loan principal repayment, sales of loans, and capital funds. Additional liquidity is provided by bank lines of credit and term debt, repurchase agreements, issuance of trust preferred securities and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank.

The Company uses Federal Home Loan Bank advances primarily for funding loans at each of the Company’s subsidiary banks as a lower-cost alternative to certain categories of time deposits and to fit various time intervals within the Company’s overall rate-sensitivity position.  If a substantial portion of the FHLB advances were called, it would have an adverse effect on liquidity.  However, the Company has the ability to replace those borrowings with new advances, at the prevailing interest rates and terms established by the FHLB.  Other options would include additional federal funds borrowings, seasonal lines of credit at the Federal Reserve Bank and pledging unencumbered investment securities as collateral for FHLB borrowings.  Based on the Company’s internal policy limits, these other options provide an additional borrowing capacity of approximately $254.3 million as of December 31, 2010.

The Company has utilized derivative instruments to manage interest rate risk in prior years, but has none outstanding as of December 31, 2010.

An additional source of liquidity that can be managed for short-term and long-term needs is the Company's ability to securitize or package loans (primarily mortgage loans) for sale. The Company sold $68.0 million in mortgage loans during 2010, $100.7 million during 2009, and $92.5 million during 2008.  As of December 31, 2010 and 2009 the Company carried $7.5 million and $681 thousand, respectively, in loans held for sale that management intends to sell during the next 12 months.

 The Company’s core deposit base is stable.  While a majority of the time deposits in amounts of $100,000 or more will mature within 12 months, management expects that a significant portion of these deposits will be renewed. Historically, large time deposits have been stable and management is confident it can offer interest rates at the time of renewal that are competitive with other financial institutions. If a significant portion of the certificates of deposit were not renewed, it would have an adverse effect on liquidity. However, the Company has other available funding sources, including purchased funds from correspondent banks and Federal Home Loan Bank advances, to mitigate this risk.

As of December 31, 2010, the total amount of time and brokered time deposits scheduled to mature in the following 12 months was approximately $252.4 million.  Long-term debt and related interest payments due in the following 12 months were approximately $11.5 million.  Operating lease payments due in the next 12 months total approximately $515 thousand.  The Company believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on time and brokered time deposits to retain deposits in changed interest environments.  If the Company requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank are available as an additional source of funds.

The following table presents additional information about contractual obligations as of December 31, 2010, which by their terms have contractual maturity and termination dates subsequent to December 31, 2010:

	Next 12 Months	13-36 Months	37-60 Months	More than 60 Months	Totals
	(dollars in thousands)

Contractual obligations:
Certificates of deposit	$252,382	$195,912	$45,329	$—	$493,623
Short-term borrowings	13,660	—	—	—	13,660
Long-term borrowing (1)	8,000	7,000	—	61,858	76,858
Interest payments on long-term borrowings	3,457	3,832	2,821	3,996	14,106
Minimum operating lease commitments	515	969	744	181	2,409

Totals	$278,014	$207,713	$48,894	$66,035	$600,656

(1)
The long-term borrowings include: Federal Home Loan Bank advances totaling $13.0 million at fixed rates ranging from 3.15% to 5.30%; junior subordinated debentures totaling $2.0 million at a variable rate of interest due June 2013; junior subordinated debentures totaling $10.3 million at a fixed rate of 6.10% until November 2015; junior subordinated debentures totaling $10.3 million at a fixed rate of 7.17% until July 2011; junior subordinated debentures totaling $20.6 million at a variable rate of 1.95% at December 31,2010; and junior subordinated debentures totaling $20.6 million at a fixed rate of 6.84% until October 2017.

As of December 31, 2010, the Company had open-end lines of credit with approximately $90 million available to be drawn upon and approximately $8 million in unfunded letters of credit.  The following table presents additional information about unfunded commitments as of December 31, 2010, which by their terms have contractual maturity dates subsequent to December 31, 2010:

	Next 12 Months	13-36 Months	37-60 Months	More than 60 Months	Totals
	(dollars in thousands)

Unfunded commitments:
Letters of credit	$7,628	$—	$—	$—	$7,628
Lines of credit	74,990	1,950	7,607	5,082	89,629

Totals	$82,618	$1,950	$7,607	$5,082	$97,257

Included in the total outstanding unused lines of credit of $90 million as of December 31, 2010 were commercial lines of $77 million and consumer lines of $13 million.

The Company's banking subsidiaries routinely enter into commitments to extend credit in the normal course of their business.  At December 31, 2010, the Company had outstanding commitments to originate loans aggregating approximately $13.7 million.  The commitments extended over varying periods of time with the majority being disbursed within a one-year period.  Loan commitments at fixed rates of interest amounted to $7.1 million at December 31, 2010.  The balance of commitments to extend credit represents future cash requirement and some of these commitments may expire without being drawn upon. The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

Rate Sensitive Assets and Liabilities

Interest rate sensitivity is a measure of the volatility of the net interest margin as a consequence of changes in market rates. The rate-sensitivity chart shows the interval of time in which given volumes of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities would be responsive to changes in market interest rates based on their contractual maturities or terms for repricing. It is, however, only a static, single-day depiction of the Company's rate sensitivity structure, which can be adjusted in response to changes in forecasted interest rates.

The following table sets forth the static rate-sensitivity analysis from continuing operations of the Company as of December 31, 2010:

	Rate Sensitive Within
								Fair
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Value
	(dollars in thousands)

Interest bearing deposits	$75,593	$—	$—	$—	$—	$—	$75,593	$75,593
Federal funds sold	11,370	—	—	—	—	—	11,370	11,370
Securities
U.S. Government securities	—	—	1,634	514	261	1,318	3,727	3,727
Mortgage-backed securities: GSE residential	27,043	17,619	14,512	5,655	2,637	689	68,155	68,194
State and political subdivisions	4,816	6,327	6,315	1,986	1,007	13,511	33,962	33,962
Equity securities	—	—	—	—	—	2,613	2,613	2,613
Loans and loans held for sale	224,989	70,018	85,821	62,505	30,213	195,129	668,675	664,623

Total rate-sensitive assets	$343,811	$93,964	$108,282	$70,660	$34,118	$213,260	$864,095	$860,082

Interest bearing transaction deposits	$9,140	$—	$—	$—	$—	$102,600	$111,740	$111,740
Savings deposits	143	—	—	—	—	44,428	44,571	44,571
Money market deposits	183,279	—	—	—	—	—	183,279	183,279
Time and brokered time deposits	252,383	130,315	65,596	34,688	10,641	—	493,623	488,332
Short-term borrowings	13,660	—	—	—	—	—	13,660	13,660
Long-term debt and junior subordinated debentures	8,000	2,000	5,000	—	—	61,858	76,858	46,449

Total rate-sensitive liabilities	$466,605	$132,315	$70,596	$34,688	$10,641	$208,886	$923,731	$888,031

Rate sensitive assets – rate sensitive liabilities	$(122,794)	$(38,351)	$37,686	$35,972	$23,477	$4,374	$(59,636)	$(27,949)

Cumulative Gap	$(122,794)	$(161,145)	$(123,459)	$(87,487)	$(64,010)	$(59,636)
Cumulative amounts as % of total rate-sensitive assets	-14.21%	-18.65%	-14.29%	-10.12%	-7.41%	-6.90%

Cumulative Ratio	0.74	0.73	0.82	0.88	0.91	0.94

The foregoing table shows a negative (liability-sensitive) rate-sensitivity gap for the 1 and 1-2 years repricing categories, with a positive (asset-sensitive) gap for all other categories.  The negative gaps in the 1 and 1-2 year categories result from having more liabilities subject to repricing during that particular time period than assets subject to repricing during the same time period.  Beyond the 1-2 year category, the volume of assets subject to repricing exceeds the volume of liabilities subject to repricing, resulting in a positive gap.  On a cumulative basis, which assumes that as assets and liabilities are repriced, they are either retained in the same category or replaced by instruments with similar characteristics, the gap is liability-sensitive in all categories.  The Company’s cumulative liability-sensitive gap structure in the 1-year and 1-2 year categories (which are the time frames the Company devotes most of its attention to in its funds management function) will in theory allow net interest margin to grow if interest rates decrease during the respective time frames as costs on interest-bearing liabilities would decline at a faster pace than the yields on interest-earning assets.

The funds management policies of the Company require the subsidiary banks to monitor their rate-sensitivity positions so that net interest income over the next twelve months will not be reduced by more than 10% given a change in interest rates of up to 200 basis points (plus or minus).  As of December 31, 2010, management feels that the banks and the Company, on a consolidated basis, are within those guidelines.

Capital Resources

Other than the issuance of common stock, the Company’s primary source of capital is net income retained by the Company. During the years ended December 31, 2010 and 2009, the Company incurred net losses of $44.6 million and $58.5 million, respectively, and paid no dividends.  During the year ended December 31, 2008, the Company had a net loss of $8.8 million and paid dividends to stockholders of $2.1 million. As of December 31, 2010, total Mercantile Bancorp, Inc. stockholders’ equity was $(3.5) million, a decrease of $44.8 million from $41.3 million as of December 31, 2009.

In recent regulatory guidance, the Board of Governors of the Federal Reserve System has emphasized that voting common stockholders' equity generally should be the dominant element within Tier 1 capital for bank holding companies and that it is the most desirable element of capital from a supervisory standpoint.  The Board of Governors has reiterated that bank holding companies should place primary reliance on common equity and has cautioned bank holding companies against over-reliance on non-common-equity capital elements.

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

As of December 31, 2010, the Company’s total risk-based capital ratio was (1.0)%, Tier 1 risk-based capital ratio was (1.0)%, and its Tier 1 leverage ratio was (0.7)%. The capital ratios fell below the adequately capitalized levels primarily due to continued operating losses at each of its subsidiary banks.  The regulatory capital ratios are further reduced by the limitation on trust preferred securities includible in Tier 1 capital, based on the decreased level of core capital.

Without prior approval, the subsidiary banks are restricted as to the amount of dividends that they may declare to the balance of the retained earnings account, adjusted for defined bad debts.  In addition, the FDIC has authority to prohibit or to limit the payment of dividends by a bank if, in the banking regulator's opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.  The Company and its subsidiary banks are each prohibited from paying any dividends without regulatory consent, pursuant to various regulatory enforcement actions taken at each bank.  For further discussion, see the “Regulatory Matters” section of this filing.

The Company has generated net losses in each of the last three years, with $44.6 million in 2010,  $58.5 million in 2009 and $8.8 million in 2008. The 2008 and 2009 losses were largely due to the operating losses at Royal Palm Bank and Heartland Bank. Both of those banks continued to generate losses in 2010, as did Mercantile Bank, the Company’s largest subsidiary.   Each bank has experienced significant increases in non-performing assets, impaired loans and loan loss provisions, resulting in each bank’s primary regulator imposing a Consent Order.  For further discussion of these regulatory enforcement actions, see the “Regulatory Matters” section of this filing.

Mercantile Bank’s net loss in 2010 is primarily due to charge-offs of purchased participations in large commercial real estate developments in various parts of the country. Royal Palm Bank’s operating losses (excluding goodwill impairment) over the past three years were primarily attributable to the severe decline in real estate values in its southwest Florida market, creating both loan losses and write-downs of foreclosed assets.  Heartland Bank’s losses over the past three years were largely due to charge-offs of purchased participations from, or loans secured by stock in, unrelated financial institutions banks that have been closed by the FDIC.  Although the banks are confident that they have identified the bulk of their asset quality issues and will see improved operating performance in 2011, there can be no assurance that they will not experience additional losses.  Due to the net losses incurred by the Company in the last three years, equity capital has been reduced to a level that leaves the Company with very little capacity to absorb further losses. Mercantile Bank is the Company’s largest subsidiary bank, representing approximately 73% of total consolidated assets at December 31, 2010, and although operating under a regulatory Consent Order due to elevated levels of impaired loans, its actual loan losses over the past three years have been lower than the other two banks and it retains significant earnings capacity.  However, it is unlikely that Mercantile Bank could generate sufficient earnings to offset continued losses at Royal Palm Bank and Heartland Bank.

In June 2009, the Company’s Board of Directors initiated a process to identify and evaluate a broad range of strategic alternatives to strengthen the Company’s capital base and enhance shareholder value.  These strategic alternatives have included and may include asset sales, rationalization of non-business operations, consolidation of operations, closing of branches, mergers of subsidiaries, capital raising and other recapitalization transactions.  As part of this process, the Board created a special committee (the “Special Committee”) of independent directors to develop, evaluate and oversee any strategic alternatives that the Company may pursue.  The Special Committee retained outside financial and legal advisors to assist with its evaluation and oversight.

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

The Special Committee also developed and executed a plan to raise additional equity through a shareholder rights offering.  On July 12, 2010, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (“SEC”), to register units comprised of shares of the Company’s common stock and warrants to acquire the Company’s common stock.  Holders of the Company's common stock would receive one subscription right for each share of Company common stock held as of September 23, 2010, the record date. The offering period expired on October 29, 2010. On November 3, 2010, the Company terminated the offering without acceptance of any of the subscriptions exercised thereunder. The Company’s Board of Directors determined that in light of the Company’s stock price trading substantially below the subscription price, it was appropriate not to accept the subscriptions that were exercised.

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

Regulatory Matters

In connection with regular examinations of the Company, Mercantile Bank, Royal Palm Bank, Royal Palm Bancorp, Heartland Bank and Mid-America Bancorp by the Federal Reserve Bank of St. Louis (“FRB”), the FDIC, the Illinois Department of Financial and Professional Regulation (“IDFPR”) and Florida Office of Financial Regulation (“FOFR”), various actions were taken by the regulatory agencies, none of which resulted in the imposition of fines or penalties.

A Consent Order (“Order”) is a formal action by the FDIC requiring a bank to take corrective measures to address deficiencies identified by the FDIC. The bank can continue to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions. All customer deposits remain fully insured to the maximum limits set by the FDIC.

A Memorandum of Understanding (“MOU”) agreement is characterized by regulatory authorities as an informal action that is neither published nor made publicly available by the agencies and is used when circumstances warrant a milder form of action than a formal supervisory action, such as an Order.

A Written Agreement (“WA”) is a formal enforcement action by the FRB, similar in nature to an MOU, but is legally binding and will be published and made public.

The Company.  In March 2009, the Company entered into a MOU with the FRB.   Under the terms of the MOU, the Company was expected to, among other things, provide its subsidiary banks with financial and managerial resources as needed, submit capital and cash flow plans to the FRB and provide periodic performance updates to the FRB.  In addition, the Company was prohibited from paying any special salaries or bonuses to insiders, paying dividends, paying interest related to trust preferred securities, or incurring any additional debt, without the prior written approval of the FRB. On July 31, 2009, the Company submitted to the FRB a three-year strategic and capital plan designed to strengthen the Company’s and its subsidiaries’ operations and capital position going forward. The plan reflected the current challenges with respect to capital and the difficulties in projecting the impact of the economic weakness in the Company’s markets on its loan portfolio, as well as strategies to maintain the financial strength of the Company and its subsidiaries.  A significant part of the plan was the initiative by the Company to sell one or more subsidiary banks in order to generate liquidity to reduce debt, improve capital ratios and provide necessary capital contributions to its remaining subsidiary banks.  The result of this initiative was the exchange for debt of HNB National Bank in December 2009 and the sale of Marine Bank & Trust and Brown County State Bank in February 2010.

In February 2010, the Company entered into a WA with the FRB, replacing the previously issued MOU.  The terms of the WA are generally consistent with the MOU, with a requirement that an updated capital and cash flow plan be submitted to the FRB. On May 19, 2010, the Company submitted to the FRB a revised three-year strategic and capital plan that outlined the proposed strategies to maintain its regulatory capital status of at least “adequately capitalized”, maintain positive cash balances at the parent company level, ensure that each of its subsidiaries meets the capital requirements directed by their respective regulatory orders, and meet its debt service requirements, including distributions on its trust preferred securities. On December 15, 2010, the Company submitted to the FRB an updated three-year strategic and capital plan that outlines the revised proposed strategies to meet the objectives outlined in the May 19, 2010 capital plan. See the “Capital Resources” section of this filing for discussion of the Company’s efforts to raise capital through a shareholder rights offering and other strategies.

Mercantile Bank. In March 2010, Mercantile Bank entered into a MOU with the FDIC and the IDFPR. Under the terms of the MOU, Mercantile Bank agreed, among other things, to provide certain information to each supervisory authority including, but not limited to, financial performance updates, loan performance updates, written plan for reducing classified assets and concentrations of credit, written plan to improve liquidity and reduce dependency on volatile liabilities, written capital plan, and written reports of progress. In addition, the bank agreed not to declare any dividends or make any distributions of capital without the prior approval of the supervisory authorities, and within 30 days of the date of the MOU, to maintain its Tier 1 leverage capital ratio at no less than 8.0% and total risk based capital ratio at no less than 12.0%.

In March 2011, following receipt of the results of an examination conducted jointly by the FDIC and IDFPR that documented continued deterioration in the financial condition of the bank, including failure to comply with certain provisions of the March 2010 MOU, Mercantile Bank entered into an Order with the FDIC and IDFPR.  The terms of the Order, which is a stronger enforcement action than the MOU, include substantially all of the requirements mandated by the MOU.  In addition, the Order obligates Mercantile Bank to, among other things, obtain an independent analysis of the bank’s management needs, hire and retain qualified management, increase the board of directors’ participation in the affairs of the bank and refrain from extending additional credit to classified borrowers.

As of December 31, 2010, Mercantile Bank had a Tier 1 leverage capital ratio of 6.2%, Tier 1 risk based capital ratio of 8.6% and a total risk based capital ratio of 9.90%. These ratios fell below the level required by the MOU and the Order primarily due to additional provisions for loan losses, and the Company elected not to inject any capital into Mercantile Bank until it determines a course of action to raise capital at the Company level.  The FDIC has been notified of the non-compliance, and has requested the bank to provide a plan to restore the ratios to the required levels.  The Company and Mercantile Bank are working with their legal and other professional advisors to develop a plan, which is expected to be implemented by June 30, 2011.

Royal Palm Bank.  In October 2008, Royal Palm Bank entered into a MOU with the FDIC and FOFR. Under the terms of the MOU, Royal Palm Bank agreed, among other things, to provide certain information to each supervisory authority including, but not limited to, financial performance updates, loan performance updates, written plan for improved earnings, written capital plan, review and assessment of all officers who head departments of the bank, and written reports of progress. In addition, Royal Palm Bank agreed not to declare any dividends or make any distributions of capital without the prior approval of the supervisory authorities, and to maintain its Tier 1 leverage capital ratio at no less than 8.0%, the Tier 1 risk based capital ratio at no less than 10.0%, and total risk based capital ratio at no less than 12.0%.

In May 2009, Royal Palm Bank entered into an Order with the FDIC and FOFR.  The terms of the Order, which is a stronger enforcement action than the MOU, include substantially all of the requirements mandated by the MOU.  In addition, the Order obligates Royal Palm Bank to, among other things, notify each supervisory authority of plans to add any individual to the board of directors or employ any individual as a senior executive officer.

At September 30, 2009, Royal Palm Bank’s Tier 1 leverage ratio was 1.51% and total risk based capital ratio was 3.61%, and as a result, the bank was not in compliance with the Order requirements for capital ratios. As specified in the Order, Royal Palm Bank notified the supervisory authorities within 10 days of the determination of the ratios.   On October 7, 2009, the FDIC notified the bank that it was critically undercapitalized and subject to certain mandatory requirements under the Federal Deposit Insurance Act (“FDIA”).  Royal Palm Bank was also required to submit a capital restoration plan to the FDIC by October 30, 2009, along with certain other disclosures related to the mandatory requirements under FDIA for critically undercapitalized banks.  On October 9, 2009, the Company injected $2 million of additional capital into Royal Palm Bank and as a result, as of that date, the bank had a Tier 1 leverage capital ratio of 2.69%, a Tier 1 risk based capital ratio of 4.24% and a total risk based capital ratio of 5.58%.

On October 23, 2009, the FOFR notified Royal Palm Bank that the bank was required to have a Tier 1 leverage capital ratio of at least 6.0% as of November 30, 2009, as well as a Tier 1 leverage capital ratio of at least 8.0% and a total risk based capital ratio of at least 12.0% as of December 31, 2009. The Company injected $11.0 million of capital into Royal Palm Bank on December 1, 2009, with the proceeds from a short-term loan from Great River Bancshares, Inc. As of December 31, 2009, Royal Palm Bank had a Tier 1 leverage capital ratio of 8.90%, Tier 1 risk based capital ratio of 13.79% and a total risk based capital ratio of 15.11%, and was in compliance with all requirements of the Order.

As of December 31, 2010, Royal Palm Bank had a Tier 1 leverage capital ratio of 1.0%, Tier 1 risk based capital ratio of 1.6% and a total risk based capital ratio of 3.0%. Although the Company injected additional capital of $1.25 million in March 2010 and $750 thousand in June 2010 into Royal Palm Bank, the capital ratios fell below the level required by the Order primarily due to additional provisions for loan losses. The Company injected $1.5 million into Royal Palm Bank in February 2011, but elected not to make any further capital injections until it determines a course of action to raise capital at the Company level.  The FDIC has been notified of the non-compliance, and has requested the bank to provide a plan to restore the ratios to the required levels.  The Company and Royal Palm Bank are working with their legal and other professional advisors to develop a plan, which is expected to be implemented by June 30, 2011.

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

Heartland Bank. In March 2009, Heartland Bank entered into an Order with the FDIC.  Under the terms of the CDO, Heartland Bank agreed to, among other things, prepare and submit plans and reports to the FDIC regarding certain matters including, but not limited to, progress reports detailing actions taken to secure compliance with all provisions of the order, loan performance updates as well as a written plan for the reduction of adversely classified assets, a revised comprehensive strategic plan, and a written profit plan and comprehensive budget. In addition, Heartland Bank agreed not to declare any dividends without the prior consent of the FDIC and to maintain its Tier 1 leverage capital ratio at no less than 8.0% and maintain its total risk based capital at no less than 12.0%.

In March 2011, following receipt of the results of an examination conducted by the FDIC that documented continued deterioration in the financial condition of the bank, including failure to comply with certain provisions of the March 2009 Order, Heartland Bank entered into an updated Order with the FDIC.  The terms of the March 2011 Order include substantially all of the requirements mandated by the March 2009 Order.  In addition, the March 2011 Order obligates Heartland Bank to, among other things, maintain its Tier 1 capital ratio at no less than 9.0% and maintain its total risk based capital ratio at no less than 13.0%.

As of December 31, 2010, Heartland had a Tier 1 leverage capital ratio of 4.1%, Tier 1 capital ratio of 5.7%, and total risk based capital ratio of 7.7%.  These ratios fell below the level required by the Order primarily due to additional provisions for loan losses, and the Company elected not to inject any capital into Heartland until it determines a course of action to raise capital at the Company level.  The FDIC has been notified of the non-compliance, and has requested the bank to provide a plan to restore the ratios to the required levels.  The Company and Heartland are working with their legal and other professional advisors to develop a plan, which is expected to be implemented by June 30, 2011.

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

Accounting Pronouncements

FASB ASC Topic 310, “Receivables:  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  On July 21, 2010, new authoritative accounting guidance (Accounting Standards Update No. 2010-20) under ASC Topic 310 was issued which requires an entity to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them.  This statement addresses only disclosures and does not change recognition or measurement. The new authoritative accounting guidance under ASC Topic 310 became effective for the Company’s financial statements as of December 31, 2010. Disclosures that relate to activity during a reporting period will be required beginning on or after January 1, 2011.  The Company included the required disclosures in Note 4.

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

FASB ASC Topic 820, “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements.” New authoritative accounting guidance (Accounting Standards Update 2010-06) in this update requires new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements. The amendments also require a reporting entity to provide information about activity for purchases, sales, issuances, and settlements in Level 3 fair value measurements and clarify disclosures about the level of disaggregation and disclosures about inputs and valuation techniques. This update became effective for the Company for interim and annual reporting periods beginning after December 15, 2009 and did not have a significant impact on the Company’s financial statements.

FASB ASC Topic 860, “Transfers and Servicing - Accounting for Transfers of Financial Assets”. New authoritative accounting guidance (Accounting Standards Update No. 2009-16) under ASC Topic 860 amends prior guidance to enhance reporting about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASC Topic 860 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets.  The provision became effective on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

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

Item 8.        Financial Statements and Supplementary Data

The financial statements, the reports thereon, and the notes thereto commence at page 84 of this Annual Report on Form 10-K.

Consolidated Quarterly Financial Data

	2010
	December 31	September 30	June 30	March 31
	(dollars in thousands, except per share data)

Interest income	$10,502	$11,354	$11,267	$11,508
Interest expense	4,666	4,989	4,983	5,371
Net interest income	5,836	6,365	6,284	6,137
Provision for loan losses	12,267	11,560	7,150	3,990
Noninterest income	2,205	2,130	2,200	1,933
Noninterest expense	14,374	9,125	8,847	8,416

Income (loss) before income taxes	(18,600)	(12,190)	(7,513)	(4,336)
Income tax expense (benefit)	2,170	13,114	(1,847)	(1,190)
Net income (loss) from continuing operations	(20,770)	(25,304)	(5,666)	(3,146)

Discontinued operations	509	219	13	3,197
Noncontrolling interest	(1,671)	(2,551)	(1,178)	(933)

Net income (loss)	$(18,590)	$(22,534)	$(4,475)	$984

Basic earnings (loss) per share - continuing operations	$(2.20)	$(2.62)	$(0.51)	$(0.25)
Basic earnings (loss) per share - discontinued operations	$0.06	$0.03	$0.00	$0.36

	2009
	December 31	September 30	June 30	March 31
	(dollars in thousands, except per share data)

Interest income	$12,169	$12,471	$12,765	$12,912
Interest expense	6,710	6,767	7,542	8,082
Net interest income	5,459	5,704	5,223	4,830
Provision for loan losses	4,439	5,341	9,518	2,785
Noninterest income	3,876	1,400	636	1,879
Noninterest expense	11,942	8,903	42,491	8,147

Income (loss) before income taxes	(7,046)	(7,140)	(46,150)	(4,223)
Income tax benefit	2,165	2,865	5,546	1,561
Net income (loss) from continuing operations	(4,881)	(4,275)	(40,604)	(2,662)

Discontinued operations	197	2,428	(12,369)	1,786
Noncontrolling interest	(418)	(488)	(506)	(421)

Net income (loss)	$(4,266)	$(1,359)	$(52,467)	$(455)

Basic earnings (loss) per share - continuing operations	$(0.51)	$(0.43)	$(4.61)	$(0.26)
Basic earnings (loss) per share - discontinued operations	$0.02	$0.28	$(1.42)	$0.21

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the three years ended December 31, 2010.

Item 9A.         Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010.  Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2010, are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

On February 7, 2011, the Company filed an Amendment to its quarterly report on Form 10-Q for the period ended September 30, 2010, originally filed on November 15, 2010, in order to restate previously reported results for that period. Based on the need to revise the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2010, the Company’s management and the Audit Committee of the Board of Directors re-evaluated the Company’s internal control over financial reporting, subsequent to September 30, 2010, and concluded there was a material weakness in their design of such internal controls.  The material weakness related to the identification and communication of subsequent events.  In the fourth quarter of 2010, the Company’s Board of Directors implemented several steps to improve the process for timely identification and communication of subsequent events to the Audit Committee that it believes has remediated the material weakness that existed as of September 30, 2010.  Included in these steps were the following:

●
Appointment of a Chief Lending Officer at Mercantile Bank, whose responsibilities include: oversight of lending policies and procedures to ensure adequate risk management and compliance with banking regulations at each of the Company’s subsidiary banks; management of loan portfolio credit quality, underwriting standards and problem resolution; evaluation of the adequacy of the ALLL; review and interpretation of banking laws and accounting guidance, along with communication of pertinent information to lending management; and, reporting and recommendations to the Audit Committee and Board of Directors of problem asset management and related processes.

●
Revision of the loan policy at each of the Company’s subsidiary banks to clearly define what constitutes a subsequent event and to more clearly identify the procedures to follow to ensure proper accounting and reporting of the impact of such subsequent events.

●
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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on that assessment, management concludes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

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

April 15, 2011

/s/ Ted T. Awerkamp

Ted T. Awerkamp
President and Chief Executive Officer

/s/ Michael P. McGrath

Michael P. McGrath
Executive Vice President, Treasurer, Secretary and Chief Financial Officer

Item 9B.	Other Information

None.
PART III

Item 10.         Directors and Executive Officers of the Company and Corporate Governance

For information on the executive officers of the Company, please see Part I of this Form 10-K under the caption Item 4A – “Executive Officers of Registrant” which is incorporated herein by reference in response to this item.  Also, the Company incorporates herein by reference the information set forth under the captions “Election of Directors”, “Ratification of Selection of Independent Auditors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Company’s definitive proxy statement for its 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“2011 Proxy Statement”).  The Company’s Board of Directors has adopted a Code of Ethics for senior executive, financial and accounting officers, among other persons, which was filed as Exhibit 14.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 11.         Executive Compensation

The information under the captions “Executive Compensation and Other Information” in the 2011 Proxy Statement are incorporated herein by reference in response to this item.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption “Ownership of Common Stock by Principal Stockholders and Management” in the 2011 Proxy Statement is incorporated herein by reference in response to this item.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Certain Relationships and Transactions” and “Corporate Governance – Director Independence” in the 2011 Proxy Statement are incorporated herein by reference in response to this item.

Item 14.         Principal Accounting Fees and Services

The information under the caption “Principal Accounting Fees and Services” in the 2011 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15.         Exhibits, Financial Statement Schedules

(a) Financial Statements

Reference is made to the consolidated financial statements, reports thereon, and notes thereto commencing at page 84 of this Annual Report on Form 10-K. A list of such consolidated financial statements is set forth below:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2010 and 2009
Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009, and 2008
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2010, 2009, and 2008
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009, and 2008

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
Dated: April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ted T. Awerkamp Ted T. Awerkamp	President and Chief Executive Officer (principal executive officer)	April 15, 2011

/s/ Michael P. McGrath Michael P. McGrath	Executive Vice President, Treasurer, Secretary and Chief Financial Officer (principal financial officer/principal accounting officer)	April 15, 2011

/s/ Ted T. Awerkamp Ted T. Awerkamp	Director	April 15, 2011

/s/ Michael J. Foster Michael J. Foster	Chairman/Director	April 15, 2011

/s/ Lee R. Keith Lee R. Keith	Director	April 15, 2011

/s/ William G. Keller William G. Keller, Jr.	Director	April 15, 2011

/s/ John R. Spake John R. Spake	Director	April 15, 2011

/s/ Dennis M. Prock Dennis M. Prock	Director	April 15, 2011

/s/ James W. Tracy James W. Tracy	Director	April 15, 2011

/s/ Julie A. Brink Julie A. Brink	Director	April 15, 2011

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Mercantile Bancorp, Inc.
Quincy, Illinois

We have audited the accompanying consolidated balance sheets of Mercantile Bancorp, Inc. (Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits include consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we do not express such opinion.  Our audits also include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercantile Bancorp, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial  statements have been prepared assuming the Company will continue as a going concern.  As further discussed in Note 21, the Company has suffered recurring losses resulting from the effects of the economic downturn causing its subsidiary banks to be undercapitalized and resulting in consent orders to be issued by their primary regulators.  These facts raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 21.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/sig/ BKD, LLP

Decatur, Illinois
April 15, 2011

Mercantile Bancorp, Inc.
Consolidated Balance Sheets
December 31, 2010 and 2009
(in thousands, except share data)

Assets

	2010	2009

Cash and due from banks	$10,585	$8,606
Interest-bearing demand deposits	75,593	94,623
Federal funds sold	11,370	18,038

Cash and cash equivalents	97,548	121,267

Available-for-sale securities	107,250	128,150

Held-to-maturity securities (fair value of $1,246 and $2,411)	1,208	2,334

Loans held for sale	7,513	681

Loans, net of allowance for loan losses of $28,199 and $18,851 at December 31, 2010 and 2009	632,963	757,138

Interest receivable	3,328	3,962

Foreclosed assets held for sale, net	21,040	16,409

Federal Home Loan Bank stock	2,885	2,900

Cost method investments in common stock	1,392	1,392

Deferred income taxes	—	10,212

Mortgage servicing rights	784	885

Cash surrender value of life insurance	15,572	15,011

Premises and equipment	23,993	25,670

Core deposit and other intangibles	492	1,066

Other	13,213	17,413

Discontinued operations, assets held for sale	—	285,992

Total assets	$929,181	$1,390,482

Mercantile Bancorp, Inc.
Consolidated Balance Sheets
December 31, 2010 and 2009
(in thousands, except share data)

Liabilities and Stockholders’ Equity

	2010	2009
Liabilities
Deposits
Demand	$111,741	$108,318
Savings, NOW and money market	227,850	251,030
Time	406,539	421,412
Brokered time	87,084	173,764

Total deposits	833,214	954,524

Short-term borrowings	13,660	30,740
Long-term debt	15,000	25,172
Junior subordinated debentures	61,858	61,858
Interest payable	6,986	4,114
Other	4,498	4,827
Discontinued operations, liabilities held for sale	—	264,044

Total liabilities	935,216	1,345,279

Commitments and Contingent Liabilities

Stockholders’ Equity (Deficit)
Mercantile Bancorp, Inc. stockholders’ equity (deficit)
Common stock, $0.42 par value; authorized 30,000,000 shares;
Issued — 8,887,113 shares
Outstanding — 8,703,330 shares at December 31, 2010 and 2009	3,629	3,629
Additional paid-in capital	11,738	11,919
Retained earnings (deficit)	(19,524)	25,095
Accumulated other comprehensive income	2,994	2,954
	(1,163)	43,597
Treasury stock, at cost
Common; 183,783 shares at December 31, 2010 and 2009	(2,295)	(2,295)

Total Mercantile Bancorp, Inc. stockholders’ equity (deficit)	(3,458)	41,302

Noncontrolling interest	(2,577)	3,901

Total stockholders’ equity (deficit)	(6,035)	45,203

Total liabilities and stockholders’ equity	$929,181	$1,390,482

Mercantile Bancorp, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share data)

	2010	2009	2008

Interest and Dividend Income
Loans, including fees
Taxable	$38,964	$44,066	$51,725
Tax exempt	942	678	632
Securities
Taxable	3,526	4,346	4,551
Tax exempt	963	944	1,149
Federal funds sold	27	18	343
Dividends on Federal Home Loan Bank stock	10	14	64
Deposits with financial institutions and other	199	251	442

Total interest and dividend income	44,631	50,317	58,906

Interest Expense
Deposits	15,560	21,766	30,039
Short-term borrowings	324	2,475	797
Long-term debt and junior subordinated debentures	4,125	4,860	6,316

Total interest expense	20,009	29,101	37,152

Net Interest Income	24,622	21,216	21,754

Provision for Loan Losses	34,967	22,083	23,176

Net Interest Income After Provision for Loan Losses	(10,345)	(867)	(1,422)

Noninterest Income
Fiduciary activities	2,353	2,224	2,238
Brokerage fees	1,214	1,082	1,412
Customer service fees	1,563	1,636	1,882
Other service charges and fees	741	494	501
Net gains (losses) on sales of assets	(44)	(60)	373
Net gains on loan sales	861	1,211	694
Net gains on sale of available-for-sale securities	—	—	942
Net gains on investments in common stock	70	—	100
Loan servicing fees	498	475	432
Net increase in cash surrender value of life insurance	562	577	541
Other	649	152	42

Total noninterest income	8,467	7,791	9,157

Mercantile Bancorp, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share data)

	2010	2009	2008
Noninterest Expense
Salaries and employee benefits	$16,712	$17,561	$18,020
Net occupancy expense	2,455	2,374	2,491
Equipment expense	2,187	2,371	2,608
Deposit insurance premium	2,297	2,834	818
Professional fees	2,135	3,593	2,077
Postage and supplies	545	600	698
Losses on foreclosed assets, net	7,187	2,867	1,040
Other than temporary loss on available-for-sale securities and cost method investments	608	3,426	5,270
Other intangible impairment	414	30,388	—
Amortization of mortgage servicing rights	341	433	226
Other	5,884	5,036	5,326

Total noninterest expense	40,765	71,483	38,574

Income (Loss) from Continuing Operations Before Income Taxes	(42,643)	(64,559)	(30,839)

Income Tax Expense (Benefit)	12,247	(12,137)	(11,371)

Income (Loss) from Continuing Operations	(54,890)	(52,422)	(19,468)

Discontinued Operations
Income (loss) from discontinued operations (including gain on sale in 2010 of $5,321 and loss on exchange in 2009 of $2,367), net of income tax expense of $2,354, $2,233, and $2,822, respectively	3,938	(7,958)	7,326

Net Income (Loss)	(50,952)	(60,380)	(12,142)

Less: Net income (loss) attributable to noncontrolling interest	(6,333)	(1,833)	(3,321)

Net Income (Loss) attributable to Mercantile Bancorp, Inc.	$(44,619)	$(58,547)	$(8,821)

Weighted average shares outstanding	8,703,330	8,703,330	8,705,452

Basic Earnings (Loss) Per Share
Continuing operations	$(5.58)	$(5.81)	$(1.85)
Discontinued operations	0.45	(.91)	.84

	$(5.13)	$(6.72)	$(1.01)

Mercantile Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share data)

	Mercantile Bancorp, Inc.

	Common Stock
	Shares Outstanding	Amount	Additional Paid-In Capital

Balance, January 1, 2008	8,709,655	$3,629	$11,989

Comprehensive loss
Net loss	—	—	—
Change in unrealized appreciation on available-for-sale securities, net of taxes and reclassification adjustment	—	—	—
Defined benefit postretirement plan – transition obligation	—	—	—

Total comprehensive loss (($7,064) and ($3,320) attributable to Mercantile Bancorp, Inc. and noncontrolling interest, respectively)

Issuance of stock to minority shareholders of Mid-America	—	—	39
Dividends on common stock, $0.24 per share	—	—	—
Purchase of treasury stock	(6,325)	—	(109)

Balance, December 31, 2008	8,703,330	3,629	11,919

Comprehensive loss
Net loss	—	—	—
Change in unrealized appreciation on available-for-sale securities, net of taxes and reclassification adjustment	—	—	—
Defined benefit postretirement plan – transition obligation	—	—	—

Total comprehensive loss (($57,655) and ($1,834) attributable to Mercantile Bancorp, Inc. and noncontrolling interest, respectively)	—	—	—

Balance, December 31, 2009	8,703,330	3,629	11,919

Comprehensive loss
Net loss	—	—	—
Change in unrealized appreciation on available-for-sale securities, net of taxes and reclassification adjustment	—	—	—
Valuation allowance on deferred tax liability on available-for-sale securities	—	—	—
Defined benefit postretirement plan – transition obligation	—	—	—
Valuation allowance on deferred tax asset on defined benefit post-retirement liability	—	—	—

Total comprehensive loss (($44,579) and ($6,333) attributable to Mercantile Bancorp, Inc. and non-controlling interest, respectively.)

Cancellation of Mid-America stock options	—	—	(181)

Balance, December 31, 2010	8,703,330	$3,629	$11,738

Mercantile Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share data)

	Stockholders
		Accumulated
		Other
	Retained Earnings(Deficit)	Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total

	$94,552	$305	$(2,193)	$9,446	$117,728
Balance, January 1, 2008

Comprehensive loss	(8,821)	—	—	(3,321)	(12,142)
Net loss	—	1,737	—	1	1,738
Change in unrealized appreciation on available-for-sale securities, net of taxes and reclassification adjustment	—	20	—	—	20
Defined benefit postretirement plan – transition obligation
					(10,384)
Total comprehensive loss (($7,064) and ($3,320) attributable to Mercantile Bancorp, Inc. and noncontrolling interest, respectively)
	—	—	—	32	71
Issuance of stock to minority shareholders of Mid-America	(2,089)	—	—	—	(2,089)
Dividends on common stock, $0.24 per share	—	—	(102)	(423)	(634)
Purchase of treasury stock
	83,642	2,062	(2,295)	5,735	104,692
Balance, December 31, 2008

Comprehensive loss	(58,547)	—	—	(1,833)	(60,380)
Net loss	—	872	—	(1)	871
Change in unrealized appreciation on available-for-sale securities, net of taxes and reclassification adjustment	—	20	—	—	20
Defined benefit postretirement plan – transition obligation
	—	—	—	—	(59,489)
Total comprehensive loss (($57,655) and ($1,834) attributable to Mercantile Bancorp, Inc. and noncontrolling interest, respectively)
	25,095	2,954	(2,295)	3,901	45,203
Balance, December 31, 2009

Comprehensive loss	(44,619)	—	—	(6,333)	(50,952)
Net loss	—	(745)	—	—	(745)
Change in unrealized appreciation on available-for-sale securities, net of taxes and reclassification adjustment	—	822	—	—	822
Valuation allowance on deferred tax liability on available-for-sale securities	—	17	—	—	17
Defined benefit postretirement plan – transition obligation	—	(54)	—	—	(54)
Valuation allowance on deferred tax asset on defined benefit post-retirement liability
					(50,912)
Total comprehensive loss (($35,735) and ($6,066) attributable to Mercantile Bancorp, Inc. and non-controlling interest, respectively.)
	—	—	—	(145)	(326)
Write-off of Mid-America stock options
	$(19,524)	$2,994	$(2,295)	$(2,577)	$(6,035)
Balance, December 31, 2010

Mercantile Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share data)

	2010	2009	2008

Operating Activities
Net income (loss) before attribution of noncontrolling interest	$(50,952)	$(60,380)	$(12,142)
Net income (loss) attributable to noncontrolling interest	(6,333)	(1,833)	(3,221)
Net income (loss) attributable to Mercantile Bancorp, Inc.	(44,619)	(58,547)	(8,921)
Items not requiring (providing) cash
Depreciation	1,689	2,626	2,845
Provision for loan losses	35,016	23,363	23,845
Accretion of premiums and discounts on securities, net	(10)	(15)	(2)
Accretion of core deposit intangibles and other purchase accounting adjustments	659	441	80
Mortgage servicing rights impairment	103	—	404
Deferred income taxes	12,294	(2,305)	(7,752)
Net realized gains on sales of available-for-sale securities	—	—	(942)
Other than temporary losses on available-for-sale and cost method investments	608	3,426	5,270
Losses on sales of foreclosed assets	7,187	2,988	1,113
Net gains on loan sales	(869)	(2,027)	(1,010)
Recovery of mortgage servicing rights	—	(244)	—
Amortization of mortgage servicing rights	341	458	253
Net (gains) losses on sale of premises and equipment	44	65	(371)
Gain on sale of Marine Bank & Trust and Brown County State Bank	(5,321)	—	—
Gain on sale of equity and cost method investments	(70)	—	(100)
Federal Home Loan Bank stock dividends	(7)	(11)	(32)
Net increase in cash surrender value of life insurance	(600)	(1,093)	(1,039)
Other intangible impairment	414	44,650	—
Cancellation of Mid-America stock options	(326)	—	—
Changes in
Loans originated for sale	(74,342)	(104,568)	(92,921)
Proceeds from sales of loans	68,029	108,530	92,483
Interest receivable	655	1,780	1,103
Other assets	3,866	(7,909)	(7,004)
Interest payable	2,868	1,124	(1,760)
Other liabilities	(329)	(1,391)	1,500
Noncontrolling interest in subsidiary	(6,333)	(1,833)	(3,221)

Net cash provided by operating activities	947	9,508	3,821

Investing Activities
Cash (paid) received in acquisition of HNB Financial, net of cash received	—	3	(719)
Cash paid on exchange of HNB Bank	—	(11,692)	—
Cash received in sale of Marine Bank & Trust and Brown County State Bank	15,141	—	—
Purchases of available-for-sale securities	(23,716)	(66,043)	(54,326)
Proceeds from maturities of available-for-sale securities	43,793	56,735	57,300
Proceeds from the sales of available-for-sale securities	722	—	4,954
Proceeds from maturities of held-to-maturity securities	1,219	3,607	4,606
Net change in loans	70,447	51,041	(151,478)
Purchases of premises and equipment	(57)	(769)	(1,901)
Proceeds from sales of premises and equipment	—	—	799
Purchases of Federal Home Loan Bank stock	—	(80)	(1,228)
Proceeds from sales of Federal Home Loan Bank stock	22	718	838
Proceeds from the sales of foreclosed assets	10,330	2,660	3,557
Proceeds from sale of cost method investments	—	—	495
Purchase of bank-owned life insurance	—	(1,000)	—

Net cash provided by (used in) investing activities	117,901	35,180	(137,103)

Mercantile Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share data)

	2010	2009	2008

Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	$(27,049)	$63,970	$16,798
Net increase (decrease) in time and brokered time deposits	(101,177)	(46,559)	126,099
Net increase (decrease) in short-term borrowings	(6,294)	(9,528)	3,638
Proceeds from long-term debt	—	500	49,161
Repayment of long-term debt	(10,172)	(19,500)	(46,000)
Purchase of stock from minority interest of Mid America	—	—	(555)
Proceeds from issuance (redemption) of stock to minority interest of Mid-America	—	—	94
Purchase of treasury stock	—	—	(102)
Dividends paid	—	—	(2,089)

Net cash provided by (used in) financing activities	(144,692)	(11,117)	147,044

Increase (Decrease) in Cash and Cash Equivalents	(25,844)	33,571	13,762

Cash and Cash Equivalents, Beginning of Year	123,392	89,821	76,059

Cash and Cash Equivalents, End of Year, including $2,125 of cash and cash equivalents held for sale in 2009	$97,548	$123,392	$89,821

Supplemental Cash Flows Information

Interest paid	$18,430	$38,679	$52,415
Income taxes paid (net of refunds)	$(530)	$(4,573)	$2,087
Real estate acquired in settlement of loans	$22,147	$13,579	$11,456
Decrease in additional paid-in-capital due to purchase of stock to minority interest of Mid-America at a price over book	$—	$—	$(70)
Assets transferred to held for sale, plus related allowance for loan losses of $1,820	$—	$287,812	$—
Liabilities transferred to held for sale	$—	$264,044	$—
Short-term and long-term debt exchanged for Hannibal National Bank	$—	$28,000	$—
Cancellation of Mid-America stock options	$(181)	$—	$—

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

Note 1:  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Mercantile Bancorp, Inc. (“Company”) is a multi-state bank holding company whose principal activity is the ownership and management of its wholly and majority owned subsidiaries.  As of December 31, 2010, those subsidiaries were: Mercantile Bank; Mid-America Bancorp, Inc., the sole shareholder of Heartland Bank; and Royal Palm Bancorp, Inc., the sole shareholder of the Royal Palm Bank of Florida (“Banks).  The Banks are primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Western Illinois, suburban Kansas City, Missouri, Southwestern Florida, and Central Indiana.  The Banks are subject to competition from other financial institutions.  The Company and Banks are also subject to regulation by certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

Mercantile Bancorp Capital Trust I, Trust II, Trust III and Trust IV (“Trusts”) are unconsolidated wholly-owned subsidiaries of the Company.  The Trusts were formed to issue cumulative preferred securities.  The Company owns all of the securities of the Trusts that possess general voting powers.

In prior years, the Company merged several of its consolidated subsidiaries into other subsidiaries. During 2006, Golden State Bank and Brown County State Bank were merged, with the survivor being Brown County State Bank; also, Security State Bank of Hamilton, State Bank of Augusta and Marine Bank & Trust were merged, with Marine Bank & Trust being the survivor.  During 2008, Farmers State Bank of Northern Missouri and Mercantile Bank were merged, with the survivor being Mercantile Bank; also, Perry State Bank and HNB National Bank were merged, with HNB National Bank being the survivor.  The Company subsequently sold HNB National Bank in December 2009 and Brown County State Bank and Marine Bank & Trust in February 2010.  See Note 22 for the disclosure regarding the treatment of Brown County State Bank, Marine Bank & Trust and HNB National Bank as discontinued operations.

Investment Subsidiary

Mercantile Bank has a subsidiary, Mercantile Investments, Inc. (“MII”), that manages the majority of Mercantile Bank’s investment portfolio.  MII, located in the Cayman Islands, is included in the consolidation of the Company’s financial statements.  As of December 31, 2010, MII had approximately $116,672,000 in total assets.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

Effective January 1, 2009, the Company adopted the guidance in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810-10-65, Transition Related to FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.  Upon adoption, minority interest previously presented in the mezzanine section of the balance sheet was retrospectively reclassified as noncontrolling interest within equity.  In addition, the consolidated net income (loss) and comprehensive income (loss) presented in the statements of operations and stockholders’ equity were retrospectively revised to include the net income (loss) attributable to the noncontrolling interest.  Beginning January 1, 2009, losses attributable to the noncontrolling interest were allocated to the noncontrolling interest even if the carrying amount of the noncontrolling interest was reduced below zero.  Any changes in ownership after January 1, 2009, that do not result in a loss of control are prospectively accounted for as equity transactions.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, core deposit and other intangibles, Federal Home Loan Bank stock recoverability, mortgage servicing rights, valuation of deferred tax assets, other-than-temporary impairment on available-for-sale and cost method bank stocks, fair values of financial instruments and valuation of foreclosed assets held for sale.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2010 and 2009, cash equivalents consisted primarily of interest-bearing demand deposits in other financial institutions.

The financial institutions holding the Company’s cash accounts are participating in the FDIC’s Transaction Account Guarantee Program.  Under that program, through December 31, 2010, all noninterest-bearing transaction accounts were fully guaranteed by the FDIC for the entire amount in the account.  Pursuant to legislation enacted in 2010, the FDIC will fully insure all noninterest-bearing transaction accounts beginning December 31, 2010 through December 31, 2012, at all FDIC-insured institutions.

Effective July 21, 2010 with the signing of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the basic limit on federal deposit insurance coverage has been permanently increased to at least $250,000 per depositor and is retroactive to October 3, 2008.  At December 31, 2010, the Company’s interest-bearing cash accounts exceeded federally insured limits by approximately $933,000.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

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

For debt securities with fair value below carrying value, when the Company does not intend to sell the security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of the security in earnings and the remaining portion in other comprehensive income (loss).  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

For equity securities, when the Company has decided to sell an impaired available-for-sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made.  The Company recognizes an impairment loss when the impairment is deemed other-than-temporary even if a decision to sell has not been made.

Cost Method Investments

The Company has investments in common stock of financial institutions recorded under the cost method of accounting.  The Company owns less than 20% of the investee’s common stock and does not have the ability to exercise significant influence over the operating and financial policies of the investees.  Under the cost method, the Company’s carrying amount of its investment represents the cost paid initially for the stock, which is periodically reviewed for impairment.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for loan losses, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components.  The specific component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers nonclassified loans and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process.  Other adjustments may be made to the allowance, for pools of loans, after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

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

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

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

The Company owned approximately $1,931,000 of Federal Home Loan Bank of Chicago (“FHLB”) stock as of December 31, 2010 and 2009.  The Company also recognized $1,575,000 of FHLB stock of Chicago in discontinued operations as of December 31, 2009.  The FHLB is operating under a Cease and Desist Order from their regulator, the Federal Housing Finance Board.  The FHLB will continue to provide liquidity and funding through advances; however, the draft order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board.  With regard to dividends, the FHLB will continue to assess its dividend capacity each quarter and make appropriate requests for approval from their regulator.  The FHLB did not pay a dividend during 2010 or 2009; however, a dividend at an annualized rate of 10 basis points per share was paid on February 14, 2011.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net expense from foreclosed assets.

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
December 31, 2010 and 2009
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

Assets and Liabilities Held for Sale

As of December 31, 2009, the assets and liabilities of Brown County State Bank and Marine Bank & Trust are included in the Company’s consolidated balance sheet, but are reflected as “Discontinued operations, assets held for sale” and “Discontinued operations, liabilities held for sale”, due to the sale of these two former wholly-owned subsidiaries on February 26, 2010.  Assets and liabilities held for sale are carried at the lower of cost or fair value in the aggregate.  See Note 22 for the disclosure regarding the treatment of these banks as discontinued operations.

Transfers of Financial Assets

Transfers of financial assts are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

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
December 31, 2010 and 2009
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

The Company files consolidated income tax returns in the U.S. federal jurisdiction and various states with its subsidiaries, with the exception of Mid-America Bancorp, Inc.  The Company’s ownership of Mid-America Bancorp, Inc. was 55.5% at December 31, 2010, which does not meet the requirements to be included in the Company’s consolidated tax returns.  The Company is no longer subject to the U.S. federal or state income tax examinations by tax authorities for years before 2007.

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

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

Trust Assets

Assets held in fiduciary or agency capacities are not included in the consolidated balance sheets since such items are not assets of the Company.  Fees from trust activities are recorded on an accrual basis over the period in which the service is provided.  Fees are a function of the market value of assets managed and administered, the volume of transactions, and fees for other services rendered, as set forth in the underlying client agreement with the Company’s Trust Department.  This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on estimated asset valuations and transaction volumes.  Generally, the actual trust fee is charged to each account on a monthly prorated basis.  Any out of pocket expenses or services not typically covered by the fee schedule for trust activities are charged directly to the trust account on a gross basis as trust revenue is incurred.  The Company manages or administers 624 and 601 trust accounts with assets totaling approximately $476,756,000 and $597,344,000 at December 31, 2010 and 2009, respectively.

Reclassifications

Certain reclassifications have been made to the 2009 and 2008 financial statements to conform to the 2010 financial statement presentation.  These reclassifications had no effect on net income (loss).

Note 2:  Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
December 31, 2010:
Mortgage-backed securities: GSE residential	$65,094	$1,860	$(6)	$66,948
U.S. government agencies	3,649	78	—	3,727
State and political subdivisions	33,906	714	(658)	33,962
Equity securities	2,314	390	(91)	2,613

	$104,963	$3,042	$(755)	$107,250

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

	Continuing Operations
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Discontinued Operations Fair Value
Available-for-sale Securities:
December 31, 2009:
Mortgage-backed securities: GSE residential	$92,710	$2,789	$(145)	$95,354	$38,460
State and political subdivisions	28,525	1,019	(5)	29,539	2,889
Equity securities	3,603	162	(508)	3,257	105

	$124,838	$3,970	$(658)	$128,150	$41,454

	Continuing Operations
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Discontinued Operations Amortized Cost
Held-to-maturity Securities:
December 31, 2010:
Mortgage-backed securities: GSE residential	$1,208	$38	$—	$1,246	$—

December 31, 2009:
Mortgage-backed securities: GSE residential	$2,334	$77	$—	$2,411	$1,120

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at December 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$4,762	$4,816	$—	$—
One to five years	17,334	18,044	—	—
Five to ten years	13,409	12,965	—	—
After ten years	2,050	1,864	—	—
	37,555	37,689	—	—
Mortgage-backed securities: GSE residential	65,094	66,948	1,208	1,246
Equity securities	2,314	2,613	—	—

Totals	$104,963	$107,250	$1,208	$1,246

The carrying value of securities pledged as collateral, to secure public deposits, Federal Home Loan Bank advances, repurchase agreements and for other purposes, was $28,993,000 at December 31, 2010 and $47,427,000 for continuing operations and $26,373,000 for discontinued operations at December 31, 2009.

At December 31, 2010, the Company had forty individual investments in state and political subdivisions totaling $22,880,000 and four individual investments in equity securities  totaling $2,537,000, which exceeded 10% of the Company’s stockholder’s equity.

During 2010 and 2009, the Company recognized other-than-temporary impairment charges of $608,000 and $1,504,000, respectively, on its investments in stock of other financial institutions which are carried as available-for-sale securities.  These impairments were determined based on the difference between the Company’s carrying value and quoted market prices for the stocks as of December 31, 2010 and 2009.  In making the determination of impairment for each of these investments, the Company considered the duration of the loss, prospects for recovery in a reasonable period of time and the significance of the loss compared to carrying value.

Certain investments in debt and marketable equity securities are reported in the consolidated financial statements at an amount less than their historical cost.  Total fair value of these investments at December 31, 2010 and 2009 were $13,312,000 and $17,462,000, respectively, which is approximately 12% and 13%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolios.  These declines primarily resulted from recent changes in market interest rates and recent volatility in the stock market for equities.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)
Based on evaluation of available evidence, including recent changes in market interest rates, stock market performance, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2010
Mortgage-backed securities: GSE residential	$2,303	$(6)	$—	$—	$2,303	$(6)
State and political subdivisions	10,608	(657)	114	(1)	10,722	(658)
Equity securities	287	(91)	—	—	287	(91)

Total temporarily impaired securities	$13,198	$(754)	$114	$(1)	$13,312	$(755)

December 31, 2009
Mortgage-backed securities: GSE residential	$12,518	$(145)	$92	$—	$12,610	$(145)
State and political subdivisions	1,831	(5)	182	—	2,013	(5)
Equity securities	2,839	(508)	—	—	2,839	(508)

Total temporarily impaired securities	$17,188	$(658)	$274	$—	$17,462	$(658)

The debt securities included in discontinued operations did not have any significant unrealized losses exceeding twelve (12) months or more as of December 31, 2009.

Note 3:  Cost Method Investments in Common Stock

The Company has minority investments in the common stock of other financial institutions, which are not publicly traded, that are recorded under the cost method of accounting.  The Company had investments in three community banks at December 31, 2010 and December 31, 2009 totaling $1,392,000.

The Company’s cost method investments are reviewed annually for impairment based on each investee’s earnings performance, asset quality, changes in the economic environment, and current and projected future cash flows.  Based on this review in 2009, the Company determined three investments to be other-than-temporarily impaired due to poor earnings and asset quality.  Two of the banks were closed by the FDIC and the Company’s investment was reduced to $0.  The Company recognized an impairment charge of $1,922,000 during 2009 on these cost method investments based on the difference between the Company’s cost and the investees’ book value, which were determined to be a reasonable estimate of fair value.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)
No impairment charges were deemed necessary by the Company based on its review of its cost method investments in 2010.

Note 4:  Loans and Allowance for Loan Losses

Categories of loans at December 31, include:

		2009
	2010	Continuing Operations	Discontinued Operations

Commercial and agricultural	$153,281	$167,390	$64,357
Commercial real estate	260,847	336,525	61,856
Residential real estate	181,966	193,136	53,588
Consumer	60,177	74,793	32,157
Loans held for sale	7,513	681	—
Floor plan loans	4,891	4,145	—

Total loans	668,675	776,670	211,958

Less
Allowance for loan losses	28,199	18,851	1,820

Net loans	$640,476	$757,819	$210,138

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)
Activity in the allowance for loan losses was as follows:

	2010

	Commercial & Financial	Agricultural	Real Estate- Farmland	Real Estate- Construction	Real Estate- Commercial	Real Estate- Residential	Installment Loans to Individuals	Total
	(dollars in thousands)
Allowance for loan losses:
Balance, beginning of year	$3,023	$200	$300	$5,840	$2,974	$4,956	$1,558	$18,851
Provision charged to expense	8,845	(157)	(188)	19,452	3,003	3,359	653	34,967
Losses charged off	7,411	18	39	13,057	1,355	3,247	788	25,915
Recoveries	83	19	—	53	3	58	80	296
Balance, end of year	$4,540	$44	$73	$12,288	$4,625	$5,126	$1,503	$28,199

Ending balance: Individually evaluated for impairment	$2,497	$—	$—	$8,509	$2,207	$1,346	$804	$15,363
Ending balance: Collectively evaluated for impairment	$2,043	$44	$73	$3,779	$2,418	$3,780	$699	$12,836
Loans: Ending balance	$146,463	$11,708	$15,528	$91,553	$153,767	$189,479	$60,177	$668,675
Ending balance: Individually evaluated for impairment	$4,726	$—	$—	$52,375	$24,279	$6,004	$2,348	$89,732
Ending balance: Collectively evaluated for impairment	$141,737	$11,708	$15,528	$39,178	$129,488	$183,475	$57,829	$578,943

	2009
	Continuing Operations	Discontinued Operations

Allowance for loan losses:
Balance, beginning of year	$19,038	$4,429
Provision charged to expense	22,083	1,261
Losses charged off, net of recoveries of $205 (Continuing operations) and $33 (Discontinued operations)	(22,270)	(754)
Disposal of HNB National Bank	—	(3,116)
Balance, end of year	$18,851	$1,820

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2010 and 2009:

	Commercial & Agricultural		Commercial Real Estate		Residential Real Estate
Rating:	2010	2009	2010	2009	2010	2009

Pass	$133,363	$150,354	$167,302	$211,015	$171,904	$177,071
Special Mention	15,076	11,927	17,523	29,960	3,988	4,733
Substandard	2,130	3,629	74,252	94,255	6,074	10,475
Doubtful	2,712	1,480	1,770	1,295	—	857
Total	$153,281	$167,390	$260,847	$336,525	$181,966	$193,136

	Consumer		Loans Held for Sale		Floor Plan Loans
Rating:	2010	2009	2010	2009	2010	2009

Pass	$57,760	$74,666	$7,513	$681	$4,891	$4,145
Special Mention	70	73	—	—	—	—
Substandard	2,345	54	—	—	—	—
Doubtful	2	—	—	—	—	—
Total	$60,177	$74,793	$7,513	$681	$4,891	$4,145

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis is performed on all loans at origination.  In addition, lending relationships over $500,000, new commercial and commercial real estate loans, and watch list credits are reviewed annually by the loan review department in order to verify risk ratings.  The Company uses the following definitions for risk ratings:

Special Mention – Loans classified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard – Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described processes are considered to be Pass rated loans.

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2010 and 2009:

	2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

Commercial and financial	$112	$243	$2,284	$2,639	$143,824	$146,463	$—
Agricultural	—	—	2	2	11,706	11,708	2
Real estate - farmland	357	—	—	357	15,171	15,528	—
Real estate - construction	2,606	5,480	21,816	29,902	61,651	91,553	—
Real estate - commercial	1,878	1,779	9,133	12,790	140,977	153,767	—
Real estate - residential	1,632	2,496	3,347	7,475	182,004	189,479	262
Installment loans to individuals	220	150	43	413	59,764	60,177	27
Total	$6,805	$10,148	$36,625	$53,578	$615,095	$668,675	$291

	2009
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

Commercial and financial	$87	$6	$1,608	$1,701	$191,770	$193,471	$211
Agricultural	233	1	248	482	42,438	42,920	—
Real estate - farmland	—	—	62	62	60,806	60,868	—
Real estate - construction	182	60	33,947	34,189	127,241	161,430	—
Real estate - commercial	207	1,549	7,378	9,134	166,950	176,084	—
Real estate - residential	3,694	2,283	6,898	12,875	234,531	247,406	129
Installment loans to individuals	293	320	160	773	105,676	106,449	53
Total	$4,696	$4,219	$50,301	$59,216	$929,412	$988,628	$393

The loan portfolio includes a concentration of loans to agricultural and agricultural-related industries amounting to $11,708,000 and $9,832,000 as of December 31, 2010 and 2009, respectively.  The loan portfolio includes a concentration of loans to agricultural and agricultural-related industries amounting to $33,088,000 for discontinued operations as of December 31, 2009.  Generally, those loans are collateralized by assets of the borrower.  The loans are expected to be repaid from cash flows or from proceeds of sales of selected assets of the borrowers.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

At December 31, 2010 and 2009, respectively, the Company held a concentration in commercial real estate loans amounting to $260,847,000 and $336,525,000 (continuing operations) and $0 and $61,856,000 (discontinued operations).

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

The following tables present impaired loans for the years ended December 31,2010 and 2009:

	2010
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:

Commercial and agriculture	$987	$987	$—	$2,283	$177
Commercial real estate	25,984	25,984	—	46,808	1,489
Residential real estate	1,626	1,626	—	4,784	41
Consumer	—	—	—	—	—

Loans with a specific valuation allowance:

Commercial and agriculture	3,739	3,739	2,497	2,927	171
Commercial real estate	50,670	50,670	10,716	37,726	1,402
Residential real estate	4,378	4,378	1,346	4,293	63
Consumer	2,348	2,348	804	1,930	104

Total:

Commercial	$81,380	$81,380	$13,213	$89,744	$3,239
Consumer	$2,348	$2,348	$804	$1,930	$104
Residential	$6,004	$6,004	$1,346	$9,077	$104

	2009
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:

Commercial and agriculture	$3,090	$3,090	$—	$2,279	$162
Commercial real estate	52,130	52,130	—	39,824	1,990
Residential real estate	4,646	4,646	—	5,060	293
Consumer	—	—	—	73	9

Loans with a specific valuation allowance:

Commercial and agriculture	2,604	2,604	1,347	2,400	159
Commercial real estate	41,766	41,766	4,182	33,988	1,461
Residential real estate	6,983	6,983	1,683	5,563	347
Consumer	30	30	30	30	4

Total:

Commercial	$99,590	$99,590	$5,529	$78,491	$3,772
Consumer	$30	$30	$30	$103	$13
Residential	$11,629	$11,629	$1,683	$10,623	$640

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

The following table presents the Company’s nonaccrual loans at December 31, 2010 and 2009.

	2010	2009

Commercial and financial	$2,579	$1,439
Agricultural	—	248
Real estate - farmland	134	62
Real estate - construction	29,892	33,946
Real estate - commercial	9,134	7,378
Real estate - residential	4,041	6,803
Installment loans to individuals	216	154
Total	$45,996	$50,030

See Note 20 for the Company’s concentration of credit risk related to certain loan groups.

Note 5:  Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

		2009
	2010	Continuing Operations	Discontinued Operations

Land	$3,554	$3,554	$476
Buildings and improvements	23,138	23,163	3,913
Leasehold improvements	1,713	1,758	—
Equipment	13,096	13,109	2,532
	41,501	41,584	6,921
Less accumulated depreciation	17,508	15,914	3,232

Net premises and equipment	$23,993	$25,670	$3,689

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

Note 6:  Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 were:

	2010	2009

Balance as of January 1	$—	$44,653
Goodwill impairment	—	(44,653)

Balance as of December 31	$—	$—

In accordance with ASC 350, formerly SFAS No. 142, the Company's goodwill was tested annually for potential impairment.  During 2009, due to the decline in the Company's stock price and the additional provision for loan losses and increased nonperforming assets at several of its subsidiaries, particularly Royal Palm, the Company hired a valuation specialist to perform an interim valuation of the Company's goodwill to test for impairment.

ASC 350 has a two-step process to test goodwill for impairment.  The first step is to compare the estimated fair value, including goodwill, of the reporting unit (the Company) to its net book value.  If the estimated fair value is less than the net book value, a second step is required.  The Company evaluated the first step by utilizing three valuation methodologies including the Comparable Transactions approach, the Control Premium approach, and the Discounted Cash Flow approach.  The Comparable Transactions approach is based on pricing ratios recently paid in the sale or merger of reasonably comparable banking franchises; the Control Premium approach is based on the Company's trading price and application of industry based control premiums; and the Discounted Cash Flow approach is estimated based on the present value of projected dividends and a terminal value, based on a five-year forward-looking operating scenario.  Based on the three approaches, it was determined the fair value, including goodwill, was lower than its net book value.  This was primarily due to the Company's continued stock price decline, the additional provisions for loan losses, and increased nonperforming assets at several of its subsidiaries, particularly Royal Palm.  Therefore, the Company performed the second step as required by ASC 350.  In the second step of the process, the implied fair value of the Company's goodwill (determined by comparing the estimated fair value of the Company to the sum of the fair values of the Company's tangible and separately identifiable intangible net assets as determined by ASC 805, formerly SFAS No. 141R) was compared with the carrying value of goodwill in order to determine the amount of impairment.  As a result of the second step of the process, the Company determined that the goodwill was fully impaired during the second quarter of 2009, and recorded an impairment charge of $44.6 million ($30.4 million in continuing operations and $14.2 million in discontinued operations).

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

Note 7:  Core Deposit and Other Intangible Assets

The carrying basis and accumulated amortization of recognized intangible assets at December 31, was:

	2010		2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposits	$1,498	$1,006	$1,498	$846
Intangible asset with indefinite life	—	—	414	—

	$1,498	$1,006	$1,912	$846

A reconciliation of core deposit and other intangibles for the period is as follows:

	2010		2009		2008
	Carrying Values	Accumulated Amortization	Carrying Values	Accumulated Amortization	Carrying Values	Accumulated Amortization

Balance as of January 1	$1,912	$846	$5,095	$1,093	$5,095	$581

Impairment of intangible asset with indefinite life	(414)	—	—	—	—	—
Amortization of core deposit intangibles	—	160	—	496	—	512
Disposal of HNB	—	—	(3,183)	(743)	—	—

Balance as of December 31	$1,498	$1,006	$1,912	$846	$5,095	$1,093

Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $160,000, $178,000, and $193,000, respectively for continuing operations.  Estimated amortization expense for each of the following five years is:

2011	$131,000
2012	122,000
2013	107,000
2014	77,000
2015	35,000

The Company recognized amortization expense of  $318,000 related to discontinued operations for each of the years ended December 31, 2009 and 2008.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

Note 8:  Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates.  The unpaid principal balances of mortgage loans serviced for others was approximately $199,671,000 and $200,229,000 at December 31, 2010 and 2009, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $1,170,000 and $1,199,000 at December 31, 2010 and 2009, respectively.

The aggregate estimated fair value of capitalized mortgage servicing rights at December 31, 2010, 2009 and 2008 totaled $1,069,000, $961,000, and $959,000, respectively.  Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value.  For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

	2010	2009	2008

Mortgage servicing rights
Balance, beginning of year	$885	$959	$1,307
Servicing rights capitalized	709	935	309
Recovery of MSR income	—	244	—
Amortization of servicing rights	(341)	(458)	(253)
	1,253	1,680	1,363
Valuation allowance	(469)	(366)	(404)
Disposal of HNB	—	(429)	—

	$784	$885	$959

Activity in the valuation allowance for mortgage servicing rights was as follows:

	2010	2009	2008

Balance, beginning of year	$366	$404	$—
Additions	103	—	404
Reductions	—	(244)	—
Disposal of HNB	—	206	—

Balance, end of year	$469	$366	$404

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

Note 9:  Interest-Bearing Deposits

Interest-bearing deposits in denominations of $100,000 or more were approximately $215,702,000 at December 31, 2010 and $264,406,000 (continuing operations) and $24,678,000 (discontinued operations) at December 31, 2009.

At December 31, 2010, the scheduled maturities of time deposits, including brokered deposits, are as follows:

2011	$252,383
2012	130,315
2013	65,596
2014	34,688
2015	10,641

$493,623

Note 10:  Short-Term Borrowings

Short-term borrowings included the following at December 31:

		2009
	2010	Continuing Operations	Discontinued Operations

Federal funds purchased	$613	$6,999	$—
Securities sold under agreements to repurchase	10,136	10,259	5,062
U.S. Treasury demand notes	1,911	1,482	—
Short-term note payable	1,000	1,000	—
Other short-term borrowings	—	11,000	—
Total short-term borrowings	$13,660	$30,740	$5,062

Securities sold under agreements to repurchase consist of obligations of the Company to other parties.  The obligations are secured by mortgage-backed securities and such collateral is held by Wilmington Trust and United Missouri Bank.  The maximum amount of outstanding agreements at any month end during 2010 and 2009 totaled $10,137,000 and $21,429,000 and the monthly average of such agreements was $8,557,000 and $12,582,000, respectively.  All of the agreements at December 31, 2010 mature within 12 months.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

Short-term notes payable at December 31, 2010 consist of obligations due to various individuals, all with maturity dates of March 31, 2011 and interest payable quarterly at an annual rate of 5.5%.  These notes are secured by the common stock of Heartland Bank.

At December 31, 2009, other short-term borrowings consisted of a term note payable to Great River Bancshares, Inc. with a principal balance of $11,000,000, a maturity date of January 31, 2010 and an annual interest rate of 7.5%.  Both principal and interest were paid in full in February 2010 from the proceeds of the sale of Marine Bank & Trust and Brown County State Bank (see Note 22).

Note 11:  Long-Term Debt and Junior Subordinated Debentures

Long-term debt and junior subordinated debentures consisted of the following components at December 31:

		2009
	2010	Continuing Operations	Discontinued Operations

Federal Home Loan Bank advances, fixed rates from 3.15% to 5.30% due at various dates through 2013	$13,000	$18,000	$13,500
Note payable, fixed rate of 7.50%, due August 31, 2010	—	5,037	—
Note payable, fixed rate of 7.50%, due August 31, 2010	—	135	—
Junior subordinated debenture, variable rate, due June 30, 2013	2,000	2,000	—
Junior subordinated debentures owed to unconsolidated subsidiaries	61,858	61,858	—

Total long-term debt	$76,858	$87,030	$13,500

The Federal Home Loan Bank (FHLB) advances are secured by U.S. Government agency and mortgage-backed securities, first-mortgage loans, and all stock in the FHLB owned by the Company.  The advances are subject to restrictions or penalties in the event of prepayments.  The Company has $13,000,000 in FHLB borrowings having a weighted average rate of 4.35%, which are subject to being called beginning in 2011.

The notes payable at December 31, 2009 were term notes due to Great River Bancshares, Inc. and were paid in full in February 2010 from the proceeds of the sale of Marine Bank & Trust and Brown County State Bank (see Note 22).

On August 15, 2007, Mercantile Bank assigned its debenture with affiliate Heartland Bank to Security Bank of Pulaski Co. in the amount of $2,000,000.  This debenture was originally issued June 30, 2005 with a maturity date of June 30, 2013.  Interest is payable semi-annually on June 30 and December 31 at the prime rate of interest.  At December 31, 2010, this rate was 3.25%.  Principal is payable in full on June 30, 2013.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

In August 2005, the Company issued $10,310,000 of junior subordinated debentures to Mercantile Bancorp Capital Trust I (“Trust I”). Trust I was formed for the sole purpose of issuing its own non-voting cumulative preferred securities to one or more investors.  The Company owns all of the voting securities of Trust I.  Trust I issued $10,000,000 of its cumulative preferred securities through a private placement offering on August 25, 2005 and invested the proceeds of its issuance in the Company’s junior subordinated debentures.  The junior subordinated debentures have a fixed interest rate for approximately 10 years of 6.10%, which was the rate on December 31, 2010. Commencing November 25, 2015, the rate is equal to 3 month LIBOR plus 144 basis points. The junior subordinated debentures mature on August 25, 2035 and are callable, at the option of the Company, at par on or after November 23, 2010. Trust I’s sole asset is the Company’s junior subordinated debt.

In July 2006, the Company issued $20,619,000 of junior subordinated debentures to Mercantile Bancorp Capital Trust II (“Trust II”). Trust II was formed for the sole purpose of issuing its own non-voting cumulative preferred securities to one or more investors.  The Company owns all of the voting securities of Trust II.  Trust II issued $20,000,000 of its cumulative preferred securities through a private placement offering on July 13, 2006 and invested the proceeds of its issuance in the Company’s junior subordinated debentures.  The junior subordinated debentures have a variable interest rate of LIBOR plus 1.65%, which was 1.95% on December 31, 2010.  The rate resets quarterly. The junior subordinated debentures mature on July 13, 2036 and are callable, at the option of the Company, at par on or after July 13, 2011. Trust II’s sole asset is the Company’s junior subordinated debt.  The Company used the proceeds of the junior subordinated debentures as partial financing for the acquisition of Royal Palm Bancorp, Inc. in November 2006.

In July 2006, the Company issued $10,310,000 of junior subordinated debentures to Mercantile Bancorp Capital Trust III (“Trust III”). Trust III was formed for the sole purpose of issuing its own non-voting cumulative preferred securities to one or more investors.  The Company owns all of the voting securities of Trust III.  Trust III issued $10,000,000 of its cumulative preferred securities through a private placement offering on July 13, 2006 and invested the proceeds of its issuance in the Company’s junior subordinated debentures.  The junior subordinated debentures have a fixed interest rate for approximately 5 years of 7.17%, which was the rate on December 31, 2010. Commencing September 13, 2011, the rate is equal to 3 month LIBOR plus 153 basis points. The junior subordinated debentures mature on July 13, 2036 and are callable, at the option of the Company, at par on or after July 13, 2011. Trust III’s sole asset is the Company’s junior subordinated debt. The Company used the proceeds of the junior subordinated debentures as partial financing for the acquisition of Royal Palm Bancorp, Inc. in November 2006.

In August 2007, the Company issued $20,619,000 of junior subordinated debentures to Mercantile Bancorp Capital Trust IV (“Trust IV”). Trust IV was formed for the sole purpose of issuing its own non-voting cumulative preferred securities to one or more investors.  The Company owns all of the voting securities of Trust IV.  Trust IV issued $20,0000,000 of its cumulative preferred securities through a private placement offering on August 30, 2007 and invested the proceeds of its issuance in the Company’s junior subordinated debentures.  The junior subordinated debentures have a fixed interest rate for approximately 10 years of 6.84%, which was the rate on December 31, 2010. Commencing in October 2017, the rate is equal to 3 month LIBOR plus 158 basis points. The junior subordinated debentures mature on October 31, 2037 and are callable, at the option of the Company, at par on or after October 30, 2017. Trust IV’s sole asset is the Company’s junior subordinated debt. The Company used the proceeds of the junior subordinated debentures as partial financing for the acquisition of HNB Financial Services, Inc. in September 2007.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

In accordance with current bank regulations, 25% of Tier 1 capital may be comprised of restricted core capital components (which include the junior subordinated debentures owed to Capital Trusts I, II, III and IV), with any excess above the 25% limit included in Tier 2 capital.  On March 1, 2005, the FRB adopted a final rule that allows the continued limited inclusion of trust-preferred securities in the calculation for Tier 1 capital for regulatory purposes, subject to stricter quantitative limits and qualitative standards.  The final rule provided a five-year transition period that ended March 31, 2009, for application of the quantitative limits. However, on March 23, 2009, the FRB adopted a rule extending the compliance date for the tighter limits to March 31, 2011.  Thereafter, the restricted core capital components includible in Tier 1 capital are limited to 25% of the sum of all qualifying core capital elements, net of goodwill, with any excess includable in Tier 2, subject to a limit of 50% of total Tier 1 and Tier 2 capital. As of December 31, 2010, none of the Company’s junior subordinated debentures qualify as either Tier 1 or Tier 2 capital, due to the limit on the amount of restricted core capital components includible in Tier 1 capital (25% of total Tier 1 capital), along with qualifying Tier 2 capital being limited to 100% of total Tier 1 capital.

For each of Capital Trusts I, II, III and IV, the Company’s obligations with respect to the issuance of the preferred securities constitute a full and unconditional guarantee of the Trust’s obligations with respect to the preferred securities. Interest on the junior subordinated debentures and distributions on the preferred securities are payable quarterly in arrears. Distributions on the preferred securities are cumulative. The terms of the debentures and the trust documents allow the Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty, so long as no event of default has occurred and is continuing, and provided that such deferral may not extend beyond the stated maturity of the junior subordinated debentures. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities.  Also during the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the debentures.

Beginning in June 2009 the Company elected to defer regularly scheduled interest payments on all of its outstanding junior subordinated debentures relating to its trust preferred securities.  At December 31, 2010 unpaid deferred interest on the debentures totaled approximately $5.7 million.  Although the interest payments are being deferred, the Company continues to record accrued interest on the debentures in its financial statements.  The interest expense was approximately $3.4 million, $3.3 million and $3.9 million for the years ended December 31, 2010, 2009, and 2008 respectively.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

Aggregate annual maturities of long-term debt and junior subordinated debentures at December 31, 2010, are:

2011	$8,000
2012	2,000
2013	5,000
2014	—
2015	—
Thereafter	61,858

$76,858

Note 12:  Income Taxes

The provision for income tax expense (benefit) includes these components:

	2010	2009	2008

Continuing Operations:
Taxes currently payable
Federal	$1,897	$(10,094)	$(4,246)
State	410	—	161

Deferred income taxes
Federal	9,154	(261)	(6,446)
State	786	(1,782)	(840)

Income tax expense (benefit) on continuing operations	$12,247	$(12,137)	$(11,371)

Discontinued Operations:
Taxes currently payable
Federal	$—	$2,495	$3,476
State	—	—	(188)

Deferred income taxes
Federal	2,130	159	(454)
State	224	(421)	(12)

Income tax expense on discontinued operations	$2,354	$2,233	$2,822

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

A reconciliation of income tax expense (benefit) on continuing operations at the statutory rate to the Company’s actual income tax expense (benefit) is shown below:

	2010	2009	2008

Computed at the statutory rate (35%)	$(14,924)	$(22,594)	$(10,794)
Increase (decrease) resulting from
Graduated tax rates	426	646	308
Tax exempt income	(620)	(529)	(577)
State income taxes	(2,190)	(1,176)	(448)
Increase in cash surrender value of life insurance	(193)	(196)	(184)
Goodwill impairment	—	10,332	—
Gain on sale of BOLI policies	—	694	—
Changes in the deferred tax asset valuation allowance	29,767	5,590	—
Tax basis difference on exchange of HNB	—	(5,009)	246
Other	(19)	105	78

Actual tax expense (benefit)	$12,247	$(12,137)	$(11,371)

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2010	2009
Deferred tax assets
Allowance for loan losses	$9,708	$6,885
Accrued compensated absences	135	115
Deferred compensation	801	759
Accrued postretirement benefits	132	125
Deferred loss on investments	2,304	2,050
Capital loss carryforward on disposal of HNB	3,465	5,773
Net operating loss carryforward	16,617	2,395
Stock options	—	111
Deferred loan fees	48	80
Alternative minimum tax credits	1,074	149
Other	3,475	1,029

	37,759	19,471

Deferred tax liabilities
Federal Home Loan Bank stock dividends	251	277
Depreciation	510	522
State taxes	1,031	452
Mortgage servicing rights	302	334
Deferred gain on sale of BOLI policies	—	770
Unrealized gains on available-for-sale securities	822	1,161
Purchase accounting adjustments	89	35
Other	165	118

	3,170	3,669

Net deferred tax asset before valuation allowance	$34,589	$15,802

Valuation allowance
Beginning balance	$(5,590)	$—
(Increase) decrease during the period through the income statement	(29,767)	(5,590)
(Increase) decrease during the period through other comprehensive income	768	—

Ending balance	(34,589)	(5,590)

Net deferred tax asset	$—	$10,212

As of December 31, 2010, the Company had $39,227,000 of net operating loss carryforwards.  The carryforwards expire in 15-20 years.

As of December 31, 2010, the Company had $1,074,000 of alternative minimum tax credits available to offset future federal income taxes.  The credits have no expiration date.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

Note 13:  Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	2010	2009	2008

Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $(28) (Continuing operations) and $(518) (Discontinued operations) and $(115) (Continuing operations) and $412 (Discontinued operations) for 2009, and $(354) for 2008	$(1,080)	$449	$(497)
Less reclassification adjustment for the disposal of HNB, net of tax expense of $0 for 2010, $106 (Continuing operations for 2009 and $0 for 2008	—	509	—
Less reclassification adjustment for realized gains (losses) included in income net of tax expense (benefit) of $28 (Continuing operations) for 2010, $0 (Continuing operations) for 2009 and $358 for 2008	42	—	584
Less reclassification adjustment for other-than-temporary gains (losses) included in income net of tax expense (benefit) of $(231) (Continuing operations) and $0 (Discontinued operations) for 2010, $(571) (Continuing operations) for 2009, and $(1,727) for 2008	(377)	(932)	(2,818)
Total unrealized appreciation on available-for-sale securities, net of tax expense of $179 (Continuing operations) and $(518) (Discontinued operations) for 2010, $456 (Continuing operations) and $306 (Discontinued operations) for 2009, and $1,015 for 2008	$(745)	$872	$1,737

Valuation allowance on deferred tax liability on available-for-sale securities	$822	$—	$—

Defined benefit post-retirement liability, net of tax expense (benefit) of $(10) (Continuing operations) and $0 (Discontinued operations) for 2010, $(10) (Continuing operations) and ($2) (Discontinued operations) for 2009, and ($12) for 2008	$17	$20	$20

Valuation allowance on deferred tax asset on defined benefit post-retirement liability	$(54)	$—	$—

Total other comprehensive income (loss), net of tax	$40	$892	$1,757

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

		2009
	2010	Continuing Operations	Discontinued Operations

Net unrealized gain on securities available-for-sale	$3,152	$3,401	$1,645
Net unrealized loss on defined benefit post-retirement liability	(158)	(168)	(29)
	2,944	3,233	1,616

Tax effect	—	(1,097)	(798)

Net-of-tax amount	$2,994	$2,136	$818

Note 14:  Regulatory Matters

The Company and Banks are subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

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

Per regulation, a portion of Tier 1 capital can be comprised of junior subordinated debt related to the issuance of trust preferred securities (see Note 11).

The Company and Banks’ actual capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Requirement Per Regulation For Capital Adequacy Purposes		Minimum To Be Considered Adequately Capitalized Per Formal Agreement
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010
Total capital (to risk-weighted assets)
Consolidated	$(7,021)	(1.0)%	$55,900	8.0%	N/A	N/A
Mercantile Bank	50,215	9.9%	40,783	8.0%	$61,175	12.0%
Heartland Bank	8,198	7.7%	8,507	8.0%	12,760	12.0%
Royal Palm Bank of Florida	2,332	3.0%	6,409	8.0%	9,614	12.0%

Tier 1 capital (to risk-weighted assets)
Consolidated	(7,021)	(1.0)%	27,950	4.0%	N/A	N/A
Mercantile Bank	43,701	8.6%	20,392	4.0%	N/A	N/A
Heartland Bank	6,024	5.7%	4,253	4.0%	N/A	N/A
Royal Palm Bank of Florida	1,237	1.6%	3,205	4.0%	8,012	10.0%

Tier 1 capital (to average assets)
Consolidated	(7,021	(0.7)%	38,894	4.0%	N/A	N/A
Mercantile Bank	43,701	6.2%	28,027	4.0%	56,055	8.0%
Heartland Bank	6,024	4.1%	5,847	4.0%	11,693	8.0%
Royal Palm Bank of Florida	1,237	1.0%	4,954	4.0%	9,908	8.0%

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

	Actual		Minimum Capital Requirement Per Regulation For Capital Adequacy Purposes		Minimum To Be Considered Adequately Capitalized Per Formal Agreement
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009
Total capital (to risk-weighted assets)
Consolidated	$110,356	10.6%	$83,111	8.0%	N/A	N/A
Mercantile Bank	66,682	11.2%	47,719	8.0%	N/A	N/A
Marine Bank and Trust	15,548	10.8%	11,474	8.0%	N/A	N/A
Brown County State Bank	7,486	11.3%	5,322	8.0%	N/A	N/A
Heartland Bank	17,504	12.9%	10,873	8.0%	$16,310	12.0%
Royal Palm Bank of Florida	14,456	15.1%	7,652	8.0%	11,478	12.0%

Tier 1 capital (to risk-weighted assets)
Consolidated	55,178	5.3%	41,556	4.0%	N/A	N/A
Mercantile Bank	59,216	9.9%	23,860	4.0%	N/A	N/A
Marine Bank and Trust	14,279	10.0%	5,737	4.0%	N/A	N/A
Brown County State Bank	6,935	10.4%	2,661	4.0%	N/A	N/A
Heartland Bank	14,579	10.7%	5,437	4.0%	N/A	N/A
Royal Palm Bank of Florida	13,192	13.8%	3,826	4.0%	9,565	10.0%

Tier 1 capital (to average assets)
Consolidated	55,178	3.3%	66,611	4.0%	N/A	N/A
Mercantile Bank	59,216	7.4%	32,033	4.0%	N/A	N/A
Marine Bank and Trust	14,279	7.3%	7,855	4.0%	N/A	N/A
Brown County State Bank	6,935	8.3%	3,362	4.0%	N/A	N/A
Heartland Bank	14,579	8.1%	7,217	4.0%	14,434	8.0%
Royal Palm Bank of Florida	13,192	8.9%	5,932	4.0%	11,864	8.0%

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

Without prior approval, the subsidiary banks are restricted as to the amount of dividends that they may declare to the balance of the retained earnings account, adjusted for defined bad debts.  In addition, the FDIC has authority to prohibit or to limit the payment of dividends by a bank if, in the banking regulator's opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.  As discussed below, the Company and Banks are each prohibited from paying any dividends without regulatory consent, pursuant to the regulatory enforcement actions taken at each bank.

In connection with regular examinations of the Company, Mercantile Bank, Royal Palm Bank, Royal Palm Bancorp, Heartland Bank and Mid-America Bancorp by the Federal Reserve Bank of St. Louis (“FRB”), the FDIC, the Illinois Department of Financial and Professional Regulation “(IDFPR”) and Florida Office of Financial Regulation (“FOFR”), various actions were taken by the regulatory agencies, none of which resulted in the imposition of fines or penalties.

A Consent Order (“Order”) is a formal action by the FDIC requiring a bank to take corrective measures to address deficiencies identified by the FDIC.  The bank can continue to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions.  All customer deposits remain fully insured to the maximum limits set by the FDIC.

A Memorandum of Understanding (“MOU”) agreement is characterized by regulatory authorities as an informal action that is neither published nor made publicly available by the agencies and is used when circumstances warrant a milder form of action than a formal supervisory action, such as an Order.

A Written Agreement (“WA”) is a formal enforcement action by the FRB, similar in nature to an MOU, but is legally binding and will be published and made public.

The Company. In March 2009, the Company entered into a MOU with the FRB.  Under the terms of the MOU, the Company was expected to, among other things, provide its subsidiary banks with financial and managerial resources as needed, submit capital and cash flow plans to the FRB and provide periodic performance updates to the FRB.  In addition, the Company was prohibited from paying any special salaries or bonuses to insiders, paying dividends, paying interest related to trust preferred securities, or incurring any additional debt, without the prior written approval of the FRB.  On July 31, 2009, the Company submitted to the FRB a three-year strategic and capital plan designed to strengthen the Company’s and its subsidiaries’ operations and capital position going forward.  The plan reflected the current challenges with respect to capital and the difficulties in projecting the impact of the economic weakness in the Company’s markets on its loan portfolio, as well as strategies to maintain the financial strength of the Company and its subsidiaries.  A significant part of the plan was the initiative by the Company to sell one or more subsidiary banks in order to generate liquidity to reduce debt, improve capital ratios and provide necessary capital contributions to its remaining subsidiary banks.  The result of this initiative was the exchange for debt of HNB National Bank in December 2009 and the sale of Marine Bank & Trust and Brown County State Bank in February 2010.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

In February 2010, the Company entered into a WA with the FRB, replacing the previously issued MOU.  The terms of the WA are generally consistent with the MOU, with a requirement that an updated capital and cash flow plan be submitted to the FRB.  On May 19, 2010, the Company submitted to the FRB a revised three-year strategic and capital plan that outlined the proposed strategies to maintain its regulatory capital status of at least “adequately capitalized”, maintain positive cash balances at the parent company level, ensure that each of its subsidiaries meets the capital requirements directed by their respective regulatory orders, and meet its debt service requirements, including distributions on its trust preferred securities. On December 15, 2010, the Company submitted to the FRB an updated three-year strategic and capital plan that outlines the revised proposed strategies to meet the objectives outlined in the May 19, 2010 capital plan. See Note 21 for a discussion of the Company’s efforts to raise capital.

Mercantile Bank. In March 2010, Mercantile Bank entered into a MOU with the FDIC and the IDFPR.  Under the terms of the MOU, Mercantile Bank agreed, among other things, to provide certain information to each supervisory authority including, but not limited to, financial performance updates, loan performance updates, written plan for reducing classified assets and concentrations of credit, written plan to improve liquidity and reduce dependency on volatile liabilities, written capital plan, and written reports of progress.  In addition, the bank agreed not to declare any dividends or make any distributions of capital without the prior approval of the supervisory authorities, and within 30 days of the date of the MOU, to maintain its Tier 1 leverage capital ratio at no less than 8.0% and total risk based capital ratio at no less than 12.0%.

In March 2011, following receipt of the results of an examination conducted jointly by the FDIC and IDFPR that documented continued deterioration in the financial condition of the bank, including failure to comply with certain provisions of the March 2010 MOU, Mercantile Bank entered into an Order with the FDIC and IDFPR.  The terms of the Order, which is a stronger enforcement action than the MOU, include substantially all of the requirements mandated by the MOU.  In addition, the Order obligates Mercantile Bank to, among other things, obtain an independent analysis of the bank’s management needs, hire and retain qualified management, increase the board of directors’ participation in the affairs of the bank and refrain from extending additional credit to classified borrowers.

As of December 31, 2010, Mercantile Bank had a Tier 1 leverage capital ratio of 6.24%, Tier 1 risk based capital ratio of 8.57% and a total risk based capital ratio of 9.85%. These ratios fell below the level required by the MOU and the Order primarily due to additional provisions for loan losses, and the Company elected not to make any further capital injections  into Mercantile Bank until it determines a course of action to raise capital at the Company level.  The FDIC has been notified of the non-compliance, and has requested the bank to provide a plan to restore the ratios to the required levels.  The Company and Mercantile Bank are working with their legal and other professional advisors to develop a plan, which is expected to be implemented by June 30, 2011.

Royal Palm Bank. In October 2008, Royal Palm Bank entered into a MOU with the FDIC and FOFR.  Under the terms of the MOU, Royal Palm Bank agreed, among other things, to provide certain information to each supervisory authority including, but not limited to, financial performance updates, loan performance updates, written plan for improved earnings, written capital plan, review and assessment of all officers who head departments of the bank, and written reports of progress.  In addition, Royal Palm Bank agreed not to declare any dividends or make any distributions of capital without the prior approval of the supervisory authorities, and to maintain its Tier 1 leverage capital ratio at no less than 8.0%, the Tier 1 risk based capital ratio at no less than 10.0%, and total risk based capital ratio at no less than 12.0%.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

In May 2009, Royal Palm Bank entered into an Order with the FDIC and FOFR.  The terms of the Order, which is a stronger enforcement action than the MOU, include substantially all of the requirements mandated by the MOU. In addition, the Order obligates Royal Palm Bank to, among other things, notify each supervisory authority of plans to add any individual to the board of directors or employ any individual as a senior executive officer.

At September 30, 2009, Royal Palm Bank’s Tier 1 leverage ratio was 1.51% and total risk based capital ratio was 3.61%, and as a result, the bank was not in compliance with the Order requirements for capital ratios. As specified in the Order, Royal Palm Bank notified the supervisory authorities within 10 days of the determination of the ratios.   On October 7, 2009, the FDIC notified the bank that it was critically undercapitalized and subject to certain mandatory requirements under the Federal Deposit Insurance Act (“FDIA”).  Royal Palm Bank was also required to submit a capital restoration plan to the FDIC by October 30, 2009, along with certain other disclosures related to the mandatory requirements under FDIA for critically undercapitalized banks.  On October 9, 2009, the Company injected $2,000,000 of additional capital into Royal Palm Bank and as a result, as of that date, the bank had a Tier 1 leverage capital ratio of 2.69%, a Tier 1 risk based capital ratio of 4.24% and a total risk based capital ratio of 5.58%.

On October 23, 2009, the FOFR notified Royal Palm Bank that the bank was required to have a Tier 1 leverage capital ratio of at least 6.0% as of November 30, 2009, as well as a Tier 1 leverage capital ratio of at least 8.0% and a total risk based capital ratio of at least 12.0% as of December 31, 2009. The Company injected $11,000,000 of capital into Royal Palm Bank on December 1, 2009, with the proceeds from a short-term loan from Great River Bancshares, Inc. As of December 31, 2009, Royal Palm Bank had a Tier 1 leverage capital ratio of 8.90%, Tier 1 risk based capital ratio of 13.79% and a total risk based capital ratio of 15.11%, and was in compliance with all requirements of the Order.

As of December 31, 2010, Royal Palm Bank had a Tier 1 leverage capital ratio of 1.00%, Tier 1 risk based capital ratio of 1.57% and a total risk based capital ratio of 2.96%. Although the Company injected additional capital of $1,250,000 in March 2010 and $750,000 in June 2010 into Royal Palm Bank, the capital ratios fell below the level required by the Order primarily due to additional provisions for loan losses. The Company injected $1,500,000 into Royal Palm Bank in February 2011, but elected not to make any further capital injections until it determines a course of action to raise capital at the Company level.  The FDIC has been notified of the non-compliance, and has requested the bank to provide a plan to restore the ratios to the required levels.  The Company and Royal Palm Bank are working with their legal and other professional advisors to develop a plan, which is expected to be implemented by June 30, 2011.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

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

Heartland Bank. In March 2009, Heartland Bank entered into an Order with the FDIC.  Under the terms of the Order, Heartland Bank agreed to, among other things, prepare and submit plans and reports to the FDIC regarding certain matters including, but not limited to, progress reports detailing actions taken to secure compliance with all provisions of the Order, loan performance updates as well as a written plan for the reduction of adversely classified assets, a revised comprehensive strategic plan, and a written profit plan and comprehensive budget.  In addition, Heartland Bank agreed not to declare any dividends without the prior consent of the FDIC and to maintain its Tier 1 leverage capital ratio at no less than 8.0% and its total risk based capital at no less than 12.0%.  As of December 31, 2009, Heartland Bank had a Tier 1 leverage capital ratio of 8.1% and total risk based capital ratio of 12.9%, and was in compliance with all requirements of the Order.

In March 2011, following receipt of the results of an examination conducted by the FDIC that documented continued deterioration in the financial condition of the bank, including failure to comply with certain provisions of the March 2009 Order, Heartland Bank entered into an updated Order with the FDIC.  The terms of the March 2011 Order include substantially all of the requirements mandated by the March 2009 Order.  In addition, the March 2011 Order obligates Heartland Bank to, among other things, maintain its Tier 1 capital ratio at no less than 9.0% and maintain its total risk based capital ratio at no less than 13.0%.

As of December 31, 2010, Heartland had a Tier 1 leverage capital ratio of 4.12%, Tier 1 capital ratio of 5.67%, and total risk based capital ratio of 7.71%.  These ratios fell below the level required by the Order primarily due to additional provisions for loan losses, and the Company elected not to make any further capital injections into Heartland until it determines a course of action to raise capital at the Company level.  The FDIC has been notified of the non-compliance, and has requested the bank to provide a plan to restore the ratios to the required levels.  The Company and Heartland are working with their legal and other professional advisors to develop a plan, which is expected to be implemented by June 30, 2011.

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

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

Note 15:  Related Party Transactions

At December 31, 2010 and 2009, the Company had loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties).

The aggregate amount of loans, as defined, to such related parties were as follows:

	2010	2009
Beginning balance	$5,821,091	$14,907,525
Change in composition of related parties	(3,029,900)	(8,423,697)
New loans, including renewals	827,142	1,447,639
Payments, including renewals	(741,146)	(2,110,376)

Ending balance	$2,877,187	$5,821,091

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

During December 2008, Great River Bancshares, Inc. (“Great River”), owned by a significant stockholder of the Company, assumed three notes payable by the Company to U.S. Bank National Association (“USB”) with principal balances of $15,109,000, $5,037,000, and $2,015,000.  The terms of the assumed notes were the same as the terms with USB including the various covenants.  Also in 2008, the Company entered into an agreement with Great River for a demand note with a principal balance of $7,552,000 and interest payable monthly at an annual rate of 7.5%.  The principal balance, together with accrued interest, was payable immediately upon Great River’s written demand.  The note was secured by 100% of the outstanding shares of the Banks.

On December 16, 2009, the Company finalized an Exchange Agreement with R. Dean Phillips (“Phillips”).  The Exchange Agreement provided for the sale of HNB National Bank (“HNB”), one of the Company’s subsidiary banks, to Phillips, the sole shareholder and Chairman of Great River, in exchange for the repayment of $28 million of the Great River debt.  Phillips owned, through participations from Great River, more than $28 million of the Great River debt.  The exchange of debt for all issued and outstanding stock of HNB  left approximately $16 million in outstanding debt owed to Phillips and Great River.  The remainder of this debt was repaid from the proceeds of the sale of two other subsidiary banks of the Company, Brown County State Bank and Marine Bank & Trust, on February 26, 2010.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

Note 16:  Leases

The Company has several noncancellable operating leases, primarily for facilities, that expire over the next six years.  These leases generally contain renewal options for periods ranging from one to five years.  Rental expense for these leases was $530,000, $456,000, and $473,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Future minimum lease payments under operating leases are:

Operating Leases

2011	$514,963
2012	522,035
2013	447,352
2014	406,597
2015	336,948
Thereafter	180,942

Total minimum lease payments	$2,408,837

Note 17:  Employee Benefits

Retirement Plan

The Company has a defined contribution 401(k) profit sharing plan covering substantially all employees with the exception of Mid-America Bancorp, Inc.  Employer contributions charged to expense from continuing operations for 2010, 2009 and 2008 were $575,000, $709,000 and $291,000, respectively.  Employer contributions charged to expense from discontinued operations for 2010, 2009 and 2008 were $26,000, $138,000 and $66,000, respectively.

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

The transition obligation is being recognized over the employees’ future service period as a component of net periodic postretirement benefit cost.  The net periodic postretirement benefit cost was $58,000 for 2010, $83,000 for 2009, and $69,000 for 2008.  The accumulated postretirement benefit obligation was immaterial as of December 31, 2010 and 2009.

The Company has salary continuation agreements with certain executives.  The agreements provide monthly payments upon retirement for life, but for not less than 15 years.  The charges to expense for the agreements were $142,000 and $93,000 for continuing operations for 2010 and 2009 and $23,000 for discontinued operations for 2009, and $193,000 for 2008.  Such charges reflect the straight-line accrual over the period until full eligibility of the present value of benefits due each participant on the full eligibility date, using a 6.25% discount factor.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

Note 18:  Disclosures about Fair Value of Financial Instruments

ASC 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities include publicly traded stocks.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  For these investments, the inputs used by the pricing service to determine fair value may include one or a combination of observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, bench mark securities, bids, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy.  Level 2 securities include U.S. government agencies, mortgage-backed securities: GSE residential, and state and political subdivisions.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include local state and political subdivisions and other illiquid equity securities.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2010 and 2009:

		Fair Value Measurements Using
December 31, 2010	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$3,727	$—	$3,727	$—
Mortgage-backed securities: GSE residential	66,948	—	66,948	—
State and political subdivisions	33,962	—	33,962	—
Equity securities	2,613	2,516	—	97

	$107,250	$2,516	$104,637	$97

		Fair Value Measurements Using
December 31, 2009	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Continuing Operations)
Mortgage-backed securities: GSE residential	$95,354	$—	$95,354	$—
State and political subdivisions	29,539	—	29,500	39
Equity securities	3,257	3,161	—	96

	$128,150	$3,161	$124,854	$135

	(Discontinued Operations)
Mortgage-backed securities: GSE residential	$38,460	$—	$38,460	$—
State and political subdivisions	2,889	—	2,405	484
Equity securities	105	—	—	105

	$41,454	$—	$40,865	$589

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	Available-for-Sale Securities
	2010	2009

Balance, January 1	$135	$2,006

Total realized and unrealized gains and losses
Included in net income	—	—
Included in other comprehensive income	—	—
Discontinued operations	—	(1,756)
Settlements	(38)	(115)
Issuances	—	—
Transfers out of Level 3	—	—

Balance, December 31	$97	$135

Total gains or losses for the period included in net income (loss) attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

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

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

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

Foreclosed Assets Held For Sale

Other real estate owned (“OREO”) acquired though loan foreclosures are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  The adjustment at the time of foreclosure is recorded through the allowance for loan losses.  Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the OREO or foreclosed asset could differ from the original estimate.  If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.

Goodwill

Goodwill is evaluated based on a two-step process.  The first step is to compare the estimated fair value, including goodwill, of the reporting unit (the Company) to its net book value.  If the estimated fair value is less than the net book value, a second step is required.  The valuation in the first step is determined by utilizing three valuation methodologies including the Comparable Transactions approach, the Control Premium approach, and the Discounted Cash Flow approach.  The Comparable Transactions approach is based on pricing ratios recently paid in the sale or merger of reasonably comparable banking franchises; the Control Premium approach is based on the Company's trading price and application of industry based control premiums; and the Discounted Cash Flow approach is estimated based on the present value of projected dividends and a terminal value, based on a five-year forward-looking operating scenario.  The valuation as determined by the three approaches is compared to the Company’s net book value.  A second step analysis is performed if the fair value as determined in step one is below the Company’s net book value.  Under the second step of the process, the implied fair value of the Company’s goodwill (determined by comparing the estimated fair value of the Company to the sum of the fair values of the Company’s tangible and separately identifiable intangible net assets as determined by ASC 805, formerly SFAS No. 141R) is compared with the carrying value of goodwill in order to determine the amount of impairment.  The second step requires valuation techniques pursuant to ASC 805 which include valuations of the Company’s assets and liabilities based on market rates for comparable assets and liabilities.  Due to the nature of the valuation inputs, goodwill is classified within Level 3 of the hierarchy.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis during the period and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at December 31, 2010 and 2009:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2010:
Impaired loans	$48,611	$—	$—	$48,611
Mortgage servicing rights	784	—	—	784
Foreclosed assets held for sale	12,860	—	—	12,860

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2009:
Impaired loans	$44,142	$—	$—	$44,142
Mortgage servicing rights	885	—	—	885
Cost method investments	1,331	—	—	1,331
Foreclosed assets held for sale	5,409	—	—	5,409
Goodwill	—	—	—	—

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

The following table presents estimated fair values of the Company’s other financial instruments at December 31, 2010 and 2009.

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
			(Continuing Operations)		(Discontinued Operations)

Financial assets
Cash and cash equivalents	$97,548	$97,548	$121,267	$121,267	$5,197	$5,197
Held-to-maturity securities	1,208	1,246	2,334	2,411	1,120	1,120
Loans held for sale	7,513	7,513	681	681	—	—
Loans, net of allowance for loan losses	632,963	657,110	757,138	757,721	210,138	208,620
Federal Home Loan Bank stock	2,885	2,885	2,900	2,900	1,574	1,574
Cost method investments in common stock	1,392	1,392	1,392	1,392	—	—
Interest receivable	3,328	3,328	3,962	3,962	2,321	2,321

Financial liabilities
Deposits	833,214	827,922	954,524	952,611	242,363	242,355
Short-term borrowings	13,660	13,660	30,740	30,740	5,062	5,062
Long-term debt and junior subordinated debentures	76,858	46,449	87,030	56,368	13,500	14,349
Interest payable	6,986	6,986	4,114	4,114	564	564

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	0	0	0	0	0	0
Letters of credit	0	0	0	0	0	0
Lines of credit	0	0	0	0	0	0

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Federal Home Loan Bank Stock, Cost Method Investments in Common Stock, and Interest Receivable

The carrying amount approximates fair value.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

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

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

Note 19:  Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations.  Estimates related to the allowance for loan losses, core deposit and other intangibles, Federal Home Loan Bank stock impairment, other-than-temporary impairment on available-for-sale and cost method bank stocks, and foreclosed assets held for sale are described in Note 1.  Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments and credit risk.

Concentration of Credit Risk

The Company’s loan portfolio includes a concentration of loans for commercial real estate amounting to $260,847,000 as of December 31, 2010.    The commercial real estate loans include loans that are collateralized by commercial real estate in the Mercantile Bank geographic market totaling $91,230,000 as of December 31, 2010.  The commercial real estate loans, including land and construction development loans totaled $40,651,000 as of December 31, 2010 at Heartland Bank and $51,425,000 at Royal Palm Bank.

Included in the loans above are approximately $15,700,000 of purchased participation loans to borrowers located in areas outside the Company’s normal markets.  Although the Company applies the same underwriting standards to these loans, there may be additional risk associated with those out of the Company’s normal territory.

Due to national, state, and local economic conditions, values for commercial and development real estate have declined significantly and the market for these properties is depressed.

Foreclosed Assets Held for Sale, Net

The balance in foreclosed assets as of December 31, 2010 was $21.0 million.  The balance is primarily due to the default of several of Royal Palm Bank’s loans in the Florida market, several of Heartland Bank’s purchased participation loans in the Georgia and Arkansas markets, and several of Mercantile Bank’s purchased participation in various Midwest markets that resulted in foreclosure on the properties collateralizing the loans.  The carrying value reflects management’s best estimate of the amount to be realized from the sale of the properties.  The amounts that the Company realize from the sales of these properties could differ materially in the near term from the carrying value reflected in these financial statements.

Investments

The Company invests in various debt and equity securities, including bank stocks.  The bank stocks are included in available-for-sale securities and cost method investments with an approximate carrying value of  $3,929,000 and $4,458,000 at December 31, 2010 and 2009, respectively.  Investment securities including the bank stocks are exposed to various risks such as deterioration of the overall economy, market risks and credit risks.  Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such change could materially affect the amounts reported in the accompanying balance sheets.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)
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

Note 20:  Commitments and Credit Risk

The Company grants commercial, mortgage and consumer loans and receives deposits from customers located primarily in Western Illinois, Northern Missouri, suburban Kansas City, Missouri, Southwestern Florida, and Central Indiana.  The Company’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets.  Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon economic conditions and the agricultural economy in the Company’s markets.

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

At December 31, 2010 and 2009, the Company had outstanding commitments to originate loans aggregating approximately $13,693,000 and $2,305,000, respectively.  The commitments extend over varying periods of time with the majority being disbursed within a one-year period.  Loan commitments at fixed rates of interest amounted to $7,070,000 and $1,508,000 at December 31, 2010 and 2009, respectively, with the remainder at floating market rates.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
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

The Company had total outstanding standby letters of credit amounting to $7,628,000 and $12,762,000, at December 31, 2010 and 2009, respectively, with terms ranging from 1 day to 22 years.  At December 31, 2010 and 2009, the Company’s deferred revenue under standby letter of credit agreements was nominal.

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

At December 31, 2010, the Company had granted unused lines of credit to borrowers aggregating approximately $76,831,000 and $12,798,000 for commercial lines and open-end consumer lines, respectively.  At December 31, 2009, unused lines of credit to borrowers aggregated approximately $131,411,000 for commercial lines and $11,820,000 for open-end consumer lines.

General Litigation

In the normal course of business, the Company and its subsidiaries are subject to pending and threatened legal actions, some for which the relief or damage sought are substantial.  After reviewing pending and threatened litigation with counsel, management believes at this time that the outcome of such litigation will not have a material adverse effect on the results of operations or stockholders’ equity.  The Company is not able to predict at this time whether the outcome of such actions may or may not have a material adverse effect on the results of operations in a particular future period as the timing and amount of any resolution of such actions and its relationship to the future results of operations are not known.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

Note 21:  Going Concern Considerations

As a result of the effects of the economic downturn and the record losses generated by the Company, the capital of the Company and the Banks have been significantly depleted.  The Banks and Company have experienced significant increases in non-performing assets, impaired loans and loan loss provisions, resulting in the imposition of Consent Orders at each of the Banks and a Written Agreement at the Company.  For further discussion of these regulatory enforcements, see Note 14.  Management is currently attempting to raise additional capital that will return the Banks to compliance with regulatory capital requirements of the Consent Order.  The Company’s ability to raise capital is contingent on the current capital markets and the Company’s financial performance.  Available capital markets are not currently favorable and the Company cannot be certain of its ability to raise capital on any terms.

The losses reported by the Company during the recent three years were primarily due to large provisions for loan losses, other-than-temporary impairment losses on available-for-sale and cost method investments, goodwill impairment charges and the establishment of a valuation allowance against the Company’s deferred tax asset.  Prior to sustaining these losses in 2010, 2009 and 2008, the Company had a history of profitable operations.  The return to profitable operations is contingent on the overall economic recovery and the stability of collateral values of the real estate that secures many of the Company’s loans.

While the Company believes that it may be able to raise sufficient capital to meet its capital requirements and manage loan losses in the near term until such time that the overall economy improves without having to liquidate assets, the realization of assets in other-than-normal course of business in order to provide liquidity could result in additional losses to be reflected in the Company’s financial statements.

Note 22:  Discontinued Operations and Assets and Liabilities Held for Sale

On December 16, 2009, the Company finalized an Exchange Agreement with R. Dean Phillips (“Phillips”).  The Exchange Agreement provided for the sale of HNB National Bank (“HNB”), one of the Company’s subsidiary banks, to Phillips, the sole shareholder and Chairman of Great River Bancshares, Inc. (“Great River”), in exchange for the repayment of $28 million of debt owed to Great River.  Phillips owned, through participations from Great River, more than $28 million of the Great River debt.  The exchange of debt for all issued and outstanding stock of HNB left approximately $16 million in outstanding debt owed to Phillips and Great River.  The remainder of this debt was repaid from the proceeds of the sale of Brown County State Bank and Marine Bank & Trust on February 26, 2010 (see further discussion below).

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

The following table summarizes the estimated fair values of the assets and liabilities at the date the Company sold HNB in the exchange for debt:

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

On February 26, 2010, the Company completed the sale of two of its subsidiary banks, Brown County State Bank and Marine Bank & Trust for approximately $25,800,000.  The transaction originally resulted in a pre-tax gain of approximately $4,500,000.  However, at the time of the sale, the Company entered into a letter agreement with the acquiror whereby the Company would be entitled to a portion of principal payments on two specified loan participations received by the acquiror subsequent to the sale. As of December 31, 2010, the Company has received approximately $800,000 in accordance with the letter agreement, increasing the pre-tax gain to approximately $5,300,000. The proceeds of the sale were used to further strengthen the Company’s capital position and strategically reduce its outstanding debt obligations.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

The following table summarizes assets and liabilities held for sale at December 31, 2009 and the estimated fair-values of the assets and liabilities at February 26, 2010, the date the Company sold Brown County State Bank and Marine Bank & Trust:

	December 31, 2009	February 26, 2010
Cash and cash equivalents	$13,133	$11,399
Investments, including FHLB stock	44,151	41,907
Loans, net of allowance for loan losses	210,138	206,872
Premises and equipment	3,689	3,689
Other assets	14,881	14,718

Total assets held for sale	$285,992	$278,585

Deposits	$242,363	$232,330
FHLB advances	13,500	13,500
Other liabilities	8,181	11,028

Total liabilities held for sale	$264,044	$256,858

Net assets disposed		$21,727

Operations for 2008 and 2009 have been reclassified to include all income and expense of the three subsidiary banks that were sold into discontinued operations.  The following table summarizes the income and expenses related to discontinued operations for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Interest and dividend income	$2,206	$32,519	35,225
Interest expense	572	9,978	13,625
Net interest margin	1,634	22,541	21,600

Provision for loan loss	48	1,280	669
Noninterest income	5,572	5,292	5,062
Noninterest expense	866	32,278	15,845

Net income (loss) before taxes	6,292	(5,725)	10,148

Income tax expense	2,354	2,233	2,822

Net income (loss)	$3,938	$(7,958)	$7,326

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

Note 23:  Recent and Future Accounting Requirements

FASB ASC Topic 310, “Receivables:  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  On July 21, 2010, new authoritative accounting guidance (Accounting Standards Update No. 2010-20) under ASC Topic 310 was issued which requires an entity to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them.  This statement addresses only disclosures and does not change recognition or measurement. The new authoritative accounting guidance under ASC Topic 310 became effective for the Company’s financial statements as of December 31, 2010. Disclosures that relate to activity during a reporting period will be required beginning on or after January 1, 2011.  The Company included the required disclosures in Note 4.

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

FASB ASC Topic 820, “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements.” New authoritative accounting guidance (Accounting Standards Update 2010-06) in this update requires new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements. The amendments also require a reporting entity to provide information about activity for purchases, sales, issuances, and settlements in Level 3 fair value measurements and clarify disclosures about the level of disaggregation and disclosures about inputs and valuation techniques. This update became effective for the Company for interim and annual reporting periods beginning after December 15, 2009 and did not have a significant impact on the Company’s financial statements.

FASB ASC Topic 860, “Transfers and Servicing - Accounting for Transfers of Financial Assets”. New authoritative accounting guidance (Accounting Standards Update No. 2009-16) under ASC Topic 860 amends prior guidance to enhance reporting about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASC Topic 860 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets.  The provision became effective on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)
Note 24:  Subsequent Events

In addition to its equity interest in Mid-America Bancorp, Inc. (“Mid-America”), the Company also held convertible debentures issued by Mid-America totaling $10,925,000 as of December 31, 2010.  The debentures paid interest at a rate of 5% per annum, had a maturity date of March 31, 2011 and were convertible at the holder’s option into common stock of Mid-America.  Because these instruments represented inter-company transactions, they were eliminated on a consolidated basis and excluded from the Company’s financial statements.  Mid-America had also issued convertible debentures totaling $1,000,000, with the same terms as those issued to the Company, to various minority shareholders of Mid-America (the “Other Holders”) as of December 31, 2010.

In March 2011, the Company entered into agreements to purchase the debentures held by each of the Other Holders in exchange for the issuance of a total of 45,000 shares of the Company’s common stock, valued at approximately $45,000.  On April 4, 2011, the Company  exercised its option to convert all of the debentures into additional shares of Mid-America common stock, thereby increasing its equity ownership of Mid-America to 91.5%.

Pursuant to the State of Kansas Corporation Code, a corporation owning at least 90% of the outstanding shares of each class of stock of a subsidiary may merge such subsidiary into itself.  On February 25, 2011, the Company’s board of directors approved the merger of Mid-America into the Company and directed the Company’s officers to file the required Certificate of Ownership and Merger with the Kansas Secretary of State as soon as practicable.  The Company’s board of directors further authorized the payment of a total of $5,000 for the surrender and cancellation of all shares of Mid-America common stock not owned by the Company, on a pro rata basis to the holders of such shares. On April 5, 2011, the Company completed the merger of Mid-America into the Company, Mid-America was dissolved and Heartland Bank became a wholly-owned subsidiary of the Company.

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

Note 25:  Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets
	December 31,
	2010	2009

Assets
Cash	$2,963	$3,612
Investment in common stock of subsidiaries	46,367	108,308
Available-for-sale securities	2,446	3,128
Note receivable	10,925	9,325
Cost method investments in common stock	1,392	1,331
Core deposit intangibles	475	594
Other	710	2,167

Total assets	$65,278	$128,465

Liabilities
Other short-term borrowings	$—	$11,000
Long-term debt	—	5,172
Junior subordinated debentures	61,858	61,858
Deferred income taxes	—	680
Accrued tax payable	928	5,154
Other	5,950	3,299

Total liabilities	68,736	87,163

Stockholders’ Equity	(3,458)	41,302

Total liabilities and stockholders’ equity	$65,278	$128,465

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

Condensed Statements of Operations
	Years Ended December 31,
	2010	2009	2008

Income
Dividends from subsidiaries	$800	$9,220	$5,000
Other-than-temporary loss on available-for-sale securities and cost method investments	(608)	(3,014)	(4,545)
Net gains on sale of equity and cost method investments	70	—	942
Other income	9,253	3,760	2,515

Total income	9,515	9,966	3,912

Expenses
Other expenses	9,547	15,001	9,984

Total expenses	9,547	15,001	9,984

Income (Loss) Before Income Tax and Equity in Undistributed Income of Subsidiaries	(32)	(5,035)	(6,072)

Income Tax Expense (Benefit)	2,489	(2,211)	(3,980)

Income (Loss) Before Equity in Undistributed Income of Subsidiaries	(2,521)	(2,824)	(2,092)

Equity in Undistributed Income (Loss) of Subsidiaries	(42,098)	(55,723)	(6,729)

Net Income (Loss)	$(44,619)	$(58,547)	$(8,821)

Mercantile Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table dollar amounts in thousands)

Condensed Statements of Cash Flows
	Years Ended December 31,
	2010	2009	2008

Operating Activities
Net income (loss)	$(44,619)	$(58,547)	$(8,821)
Items not requiring (providing) cash
Amortization of core deposit intangibles	118	118	118
Depreciation expense	19	17	6
Equity in undistributed (income) loss of subsidiaries	42,098	55,723	6,729
Deferred income taxes	862	2,127	(2,989)
Other-than-temporary loss on available-for-sale and cost method investments	608	3,014	4,545
Gain on sale of equity and cost method investments	(70)	—	(942)
Gain on sale of Marine Bank & Trust and Brown County State Bank	(5,321)	—	—
Goodwill impairment	—	1,539	—
Deferred tax valuation allowance	2,423	—	—
Net change in
Other assets	(5,543)	(4,221)	(261)
Other liabilities	3,363	2,362	142

Net cash provided by (used in) operating activities	(6,061)	2,132	(1,473)

Investing Activities
Purchase of property and equipment	—	(52)	(38)
Proceeds from sales of available-for-sale securities	722	—	4,954
Proceeds from the sale of Marine Bank & Trust and Brown County State Bank	25,369	—	—
Payments for investments and advances to subsidiaries	(4,500)	(14,888)	(7,070)

Net cash provided by (used in) investing activities	21,591	(14,940)	(2,154)

Financing Activities
Net increase (decrease) in demand deposits	(7)	(2)	27
Net increase (decrease) in short-term borrowings	(5,172)	14,250	7,552
Proceeds from long-term debt	—	—	22,161
Repayment of long-term debt	(11,000)	—	(22,000)
Purchase of treasury stock	—	—	(102)
Dividends paid	—	—	(2,089)

Net cash provided by (used in) financing activities	(16,179)	14,248	5,549

Net Change in Cash	(649)	1,440	1,922

Cash at Beginning of Year	3,612	2,172	250

Cash at End of Year	$2,963	$3,612	$2,172

Exhibit Index

Exhibit Number	Description of Exhibit

3.1
Certificate of Incorporation of Mercantile Bancorp, Inc., as amended, filed with the Registration Statement on Form 10 dated May 12, 2004 (File No. 000-50757) (the "Registration Statement"), under the same exhibit number.

3.2
Certificate of Amendment to the Certificate of Incorporation of Mercantile Bancorp, Inc., filed as Exhibit 3.3 to the Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).

3.3	Bylaws of Mercantile Bancorp, Inc., restated and adopted June 16, 2009, as amended, filed herewith.

4.1	Shareholder Rights Agreement dated July 9, 1999 between the Company and Mercantile Trust & Savings Bank, filed under same exhibit number with the Registration Statement.

4.2	Amendment to Shareholder Rights Agreement dated May 15, 2000 between the Company and Mercantile Trust & Savings Bank, filed under same exhibit number with the Registration Statement.

10.1†	Executive Employee Salary Continuation Agreement dated December 8, 1994 between Mercantile Trust & Savings Bank and Dan S. Dugan, filed as Exhibit 10.3 with the Registration Statement.

10.2†	Amendment to Dugan Executive Employee Salary Continuation Agreement dated April 26, 2004, filed as Exhibit 10.4 with the Registration Statement.

10.3†	Second Amendment to Dugan Executive Employee Salary Continuation Agreement dated December 29, 2006, filed as Exhibit 10.1 to a Current Report on Form 8-K filed January 5, 2007.

10.4†	Executive Employee Salary Continuation Agreement, as amended and restated effective January 1, 2009 between Mercantile Bank and Ted T. Awerkamp, filed as Exhibit 10.4 to the 2008 Form 10-K.

10.5†	Employment Agreement dated January 1, 2008, between the Company and Ted T. Awerkamp, filed as Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K).

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

10.9†
Amendment to Employment Agreement dated February 11, 2011, between the Company and Michael P. McGrath, filed as Exhibit 99.1 to a Current Report on Form 8-K filed March 25, 2011 (The “March 2011 Form 8-K”).

10.10†	Employment Agreement dated January 1, 2008, between the Company and Daniel J. Cook, filed as Exhibit 10.10 to the 2007 Form 10-K.

10.11†	Amendment to Employment Agreement dated July 15, 2008, between the Company and Daniel J. Cook, filed as Exhibit 10.3 to the 2008 Third Quarter Form 10-Q.

10.12†	Amendment to Employment Agreement dated February 11, 2011, between the Company and Daniel J. Cook, filed as Exhibit 99.2 to the March 2011 Form 8-K.

10.13	Mercantile Bancorp, Inc. Profit Sharing Plan and Trust, filed as Exhibit 10.7 with the Registration Statement.

10.14	401(k) Plan Adoption Agreement, filed as Exhibit 10.8 with the Registration Statement.

10.15	Amendment to the Profit Sharing Plan and Trust, filed as Exhibit 10.9 with the Registration Statement.

10.16	Consulting Agreement dated March 2, 2007 between Mercantile Bancorp, Inc. and Dan S. Dugan, filed as Exhibit 10.1 to a Current Report on Form 8-K filed March 7, 2007.

10.17	Consulting Agreement dated January 15, 2008 between Mercantile Bancorp, Inc. and Dan S. Dugan, filed as Exhibit 10.16 to the 2007 Form 10-K.

10.18	Consulting Agreement dated March 1, 2009 between Mercantile Bancorp, Inc. and Dan S. Dugan, filed as Exhibit 10.16 to the 2008 Form 10-K.

10.19
Third Amended and Restated Term Loan Agreement dated November 10, 2006 by and between Mercantile Bancorp, Inc., Borrower, and U.S. Bank National Association, formerly known as Firstar Bank, N.A., Lender, filed as Exhibit 10.1 with the Periodic Report on Form 10-Q for the quarter ended September 30, 2006 (the “2006 Third Quarter Form 10-Q”).

10.20
First Amendment to Third Amended and Restated Loan Agreement between Mercantile Bancorp, Inc. and U.S. Bank National Association, dated March 20, 2007, filed as Exhibit 10.1 to a Current Report on Form 8-K filed March 24, 2007.

10.21
Second Amendment to Third Amended and Restated Loan Agreement between Mercantile Bancorp, Inc. and U.S. Bank National Association, dated as of June 30, 2007, filed as Exhibit 10.1 to a Current Report on Form 8-K filed July 19, 2007.

10.22
Third Amendment to Third Amended and Restated Loan Agreement between Mercantile Bancorp, Inc. and U.S. Bank National Association, dated September 7, 2007, filed as Exhibit 10.1 to a Current Report on Form 8-K filed September 12, 2007.

10.23	Assignment Agreement among U.S. Bank National Association, Great River Bancshares, Inc. and Mercantile Bancorp, Inc., dated December 23, 2008, filed as Exhibit 10.21 to the 2008 Form 10-K.

10.24	Secured Demand Promissory Note made by Mercantile Bancorp, Inc. to Great River Bancshares, Inc., dated December 31, 2008, filed as Exhibit 10.22 to the 2008 10-K.

10.25	Secured Demand Promissory Note made by Mercantile Bancorp, Inc. to Great River Bancshares, Inc., dated February 5, 2009, filed as Exhibit 10.23 to the 2008 10-K.

10.26
Waiver and Agreement by and between Mercantile Bancorp, Inc., and Great River Bancshares, Inc., dated March 13, 2009, regarding certain loan covenants of the Company, filed as Exhibit 10.24 to the 2008 10-K.

10.27	Construction Agreement dated August 24, 2006 by and between Mercantile Trust & Savings Bank, Owner, and Clayco, Inc., Contractor, filed as Exhibit 10.2 with the 2006 Third Quarter Form 10-Q.

10.28	General Conditions of the Contract for Construction by and between Mercantile Trust & Savings Bank, Owner, and Clayco, Inc., Contractor, filed as Exhibit 10.3 with the 2006 Third Quarter Form 10-Q.

10.29
Indenture dated August 25, 2005 between Mercantile Bancorp, Inc. and Wilmington Trust Company, as trustee, filed as Exhibit 10.1 to the Periodic Report on Form 10-Q for the quarter ended June 30, 2009 (the “2009 Second Quarter 10-Q”).

10.30	Junior Subordinated Indenture dated July 13, 2006 between Mercantile Bancorp, Inc. and Wilmington Trust Company, as trustee, filed as Exhibit10.2 to the 2009 Second Quarter 10-Q.

10.31
Indenture dated July 13, 2006 (Fixed/Floating Rate Junior Subordinated Debt Securities Due 2036) between Mercantile Bancorp, Inc. and Wilmington Trust Company, as trustee, filed as Exhibit10.3 to the 2009 Second Quarter 10-Q.

10.32	Junior Subordinated Indenture dated August 30, 2007 between Mercantile Bancorp, Inc. and Wilmington Trust Company, as trustee, filed as Exhibit10.4 to the 2009 Second Quarter 10-Q.

10.33
Fourth Amended and Restated Loan Agreement dated April 30, 2009 between Mercantile Bancorp, Inc. and Great River Bancshares, Inc. as assignee of U.S. Bank National Association, filed as Exhibit 99.1 to a Current Report on Form 8-K filed on May 6, 2009.

10.34
First Amendment to Waiver and Agreement dated April 20, 2009 between Mercantile Bancorp, Inc. and Great River Bancshares, Inc., filed as Exhibit 99.2 to a Current Report on Form 8-K filed on May 6, 2009.

10.35	Fourth Amended and Restated Loan Agreement Waiver and Amendment dated August 10, 2009, filed as Exhibit10.5 to the 2009 Second Quarter 10-Q.

10.36
Stock Purchase Agreement dated as of November 22, 2009 by and between Mercantile Bancorp, Inc. and United Community Bancorp, Inc., filed as Exhibit 10.1 to a Current Report on Form 8-K filed on November 25, 2009 (the “November 2009 Form 8-K”).

10.37	Exchange Agreement dated as of November 21, 2009 by and between Mercantile Bancorp, Inc. and R. Dean Phillips, filed as Exhibit 10.2 to the November 2009 Form 8-K.

10.38	Second Waiver and Amendment dated November 21, 2009 by and between Mercantile Bancorp, Inc. and Great River Bancshares, Inc., filed as Exhibit 10.3 on the November 2009 Form 8-K.

10.39†
Mercantile Bancorp, Inc. Company and Bank Executive and Senior Officer Incentive Compensation Plan December 2006, amended and restated as of January 1, 2010, filed as Exhibit 10.37 to the Annual Report on Form 10-K for the year ended December 31, 2009.

10.40	Termination Agreement dated January 20, 2011 by and between Mercantile Bancorp, Inc. and Great River Bancshares, Inc., filed herewith.

14.1	Code of Ethics, filed under same exhibit number with Annual Report on Form 10-K for fiscal year ended December 31, 2004.

21	Subsidiaries of registrant, filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

†Management contract or compensatory plan or arrangement.