Form 10-Q
period 2011-03-31
Mercantile Bancorp, Inc.
filed 2011-05-16
CIK 1289701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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
Yes  ☒   No   ☐.

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
☐ Large Accelerated Filer    ☐  Accelerated Filer     ☐  Non-Accelerated Filer    ☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)
Yes  ☐   No  ☒.

As of May 6, 2011 the number of outstanding shares of Common Stock, par value $0.4167 per share was 8,748,330.

MERCANTILE BANCORP, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets	3

	Condensed Consolidated Statements of Operations	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6-26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-45

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46

Item 4.	Controls and Procedures	46

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 5.	Other Information	47
Item 6.	Exhibits	48

	Signatures	49

Exhibits

	Section 302 Certifications
	Section 906 Certifications

PART I
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

MERCANTILE BANCORP, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)
	March 31, 2011	December 31, 2010
	(Unaudited)

Assets
Cash and due from banks	$10,268	$10,585
Interest-bearing demand deposits	86,587	75,593
Federal funds sold	15,870	11,370
Cash and cash equivalents	112,725	97,548
Available-for-sale securities	111,358	107,250
Held-to-maturity securities (fair values of $1,028 and $1,246)	998	1,208
Loans held for sale	8,527	7,513
Loans, net of allowance for loan losses of $24,142 and $28,199	589,551	632,963
Interest receivable	3,060	3,328
Foreclosed assets held for sale, net	25,665	21,040
Federal Home Loan Bank stock	2,886	2,885
Cost method investments in common stock	1,190	1,392
Mortgage servicing rights	767	784
Cash surrender value of life insurance	15,709	15,572
Premises and equipment	23,608	23,993
Core deposit and other intangibles	459	492
Other assets	7,508	13,213
Total assets	$904,011	$929,181

Liabilities
Deposits
Demand	$122,916	$111,741
Savings, NOW and money market	215,507	227,850
Time	413,535	406,539
Brokered time	65,853	87,084
Total deposits	817,811	833,214
Short-term borrowings	10,135	13,660
Long-term debt	7,000	15,000
Junior subordinated debentures	61,858	61,858
Interest payable	7,706	6,986
Other liabilities	4,817	4,498
Total liabilities	909,327	935,216

Commitments and Contingent Liabilities

Stockholders’ Deficit
Mercantile Bancorp, Inc. stockholders’ deficit
Common stock, $0.42 par value; authorized 30,000,000 shares;
Issued — 8,887,113 shares at March 31, 2011 and December 31, 2010
Outstanding — 8,748,330 shares at March 31, 2011 and 8,703,330 shares at December 31, 2010	3,648	3,629
Additional paid-in capital	12,184	11,738
Retained deficit	(18,269)	(19,524)
Accumulated other comprehensive income	1,759	2,994
	(678)	(1,163)
Treasury stock, at cost
Common; 138,783 shares at March 31, 2011 and 183,783 shares at December 31, 2010	(1,760)	(2,295)

Total Mercantile Bancorp, Inc. stockholders’ deficit	(2,438)	(3,458)

Noncontrolling interest	(2,878)	(2,577)

Total stockholders’ deficit	(5,316)	(6,035)

Total liabilities and stockholders’ deficit	$904,011	$929,181

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Interest and Dividend Income
Loans, including fees
Taxable	$8,222	$10,002
Tax exempt	226	236
Securities
Taxable	761	970
Tax exempt	204	210
Federal funds sold	5	8
Dividends on Federal Home Loan Bank Stock	3	4
Deposits with financial institutions and other	32	78
Total interest and dividend income	9,453	11,508

Interest Expense
Deposits	3,169	4,171
Short-term borrowings	35	187
Long-term debt and junior subordinated debentures	1,010	1,013
Total interest expense	4,214	5,371

Net Interest Income	5,239	6,137

Provision (Credit) for Loan Losses	(963)	3,990

Net Interest Income After Provision For Loan Losses	6,202	2,147

Noninterest Income
Fiduciary activities	614	581
Brokerage fees	263	299
Customer service fees	334	365
Other service charges and fees	179	139
Net gains on sales of assets	-	8
Net gains on loan sales	99	92
Net gains on sale of available-for-sale securities	433	-
Loan servicing fees	123	124
Net increase in cash surrender value of life insurance	137	138
Other	18	187
Total noninterest income	2,200	1,933

Noninterest Expense
Salaries and employee benefits	3,838	4,405
Net occupancy expense	602	598
Equipment expense	518	563
Deposit insurance premium	661	471
Professional fees	430	491
Postage and supplies	144	148
Losses on foreclosed assets, net	250	212
Amortization of mortgage servicing rights	55	39
Other than temporary impairment losses on cost method investments	202	-
Other	1,567	1,489
Total noninterest expense	8,267	8,416

Income (Loss) from Continuing Operations Before Income Taxes	135	(4,336)

Income Tax Expense (Benefit)	2	(1,190)

Income (Loss) from Continuing Operations	133	(3,146)

Discontinued Operations
Income from discontinued operations (including gain on sale in 2010 of $4,254), net of income tax expense of $0 and $2,045, respectively	821	3,197

Net Income	954	51

Less: Net loss attributable to noncontrolling interest	(301)	(933)

Net Income attributable to Mercantile Bancorp, Inc.	$1,255	$984

Weighted Average Shares Outstanding	8,716,830	8,703,330
Basic Earnings (Loss) Per Share
Continuing operations	$0.05	$(0.25)
Discontinued operations	0.09	0.36
Total Basic Earnings Per Share	$0.14	$0.11

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
Three Months Ended March 31	2011	2010
Operating Activities
Net income before attribution of noncontrolling interest	$954	$51
Net loss attributable to noncontrolling interest	(301)	(933)
Net income attributable to Mercantile Bancorp, Inc.	1,255	984
Items not requiring (providing) cash
Depreciation	395	454
Provision (credit) for loan losses	(963)	4,038
Amortization (accretion) of premiums and discounts on securities	159	169
Amortization of core deposit intangibles and other purchase accounting adjustments	27	38
Deferred income taxes	-	616
Net realized gains on sale of available-for-sale securities	(433)	-
Other than temporary impairment losses on cost method investments	202	-
Losses on foreclosed assets	250	212
Gains on loan sales	(100)	(101)
Amortization of mortgage servicing rights	55	39
Gain on sale of Marine Bank & Trust and Brown County State Bank	(821)	(4,254)
Gains on sale of premises and equipment	-	(8)
Federal Home Loan Bank stock dividends	(1)	(2)
Net increase in cash surrender value of life insurance	(137)	(177)
Changes in
Loans originated for sale	(8,892)	(6,601)
Proceeds from sales of loans	7,940	6,556
Interest receivable	268	279
Other assets	5,705	1,981
Interest payable	720	424
Other liabilities	319	(62)
Noncontrolling interest in subsidiary	(301)	(933)
Net cash provided by operating activities	5,647	3,652

Investing Activities
Cash received from sales of Marine Bank & Trust and Brown County State Bank	3	14,706
Purchases of available-for-sale securities	(16,817)	(3,156)
Proceeds from maturities of available-for-sale securities	10,505	11,814
Proceeds from the sales of available-for-sale securities	2,069	-
Proceeds from maturities of held-to-maturity securities	210	371
Net change in loans	37,675	13,652
Purchases of premises and equipment	(19)	(23)
Proceeds from sales of foreclosed assets	1,829	4,235
Net cash provided by investing activities	35,455	41,599

Financing Activities
Net decrease in demand deposits, money market, NOW and savings accounts	(1,168)	(34,968)
Net decrease in time and brokered time deposits	(14,232)	(41,242)
Net increase (decrease) in short-term borrowings	(3,525)	5,945
Repayments of long-term debt	(8,000)	(10,172)
Purchase by Mercantile Bancorp, Inc. of Mid-America debenture of $1,000,000 by the issuance of 45,000 shares of common stock:
- Increase in additional paid-in-capital	446	-
- Issuance of treasury stock	535	-
- Issuance of common stock	19	-
Net cash used in financing activities	(25,925)	(80,437)

Increase (Decrease) In Cash and Cash Equivalents	15,177	(35,186)
Cash and Cash Equivalents, Beginning of Period	97,548	123,391

Cash and Cash Equivalents, End of Period	$112,725	$88,205

Supplemental Cash Flows Information
Interest paid	$3,494	$6,077
Income taxes received	$(5,028)	$(530)
Real estate acquired in settlement of loans	$6,653	$6,152
Purchase of Mid-America debenture from minority shareholders	$(1,000)	$-

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.

Notes to Condensed Consolidated Financial Statements
(table dollar amounts in thousands)

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of Mercantile Bancorp, Inc. (the “Company”) and its wholly and majority owned subsidiaries, Mercantile Bank, Royal Palm Bancorp, Inc. (the sole shareholder of Royal Palm Bank) and Mid-America Bancorp, Inc. (the sole shareholder of Heartland Bank), (“Banks”).  All material inter-company accounts and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements of the Company. These financial statements also include the accounts of Marine Bank & Trust and Brown County State Bank prior to their sales in February 2010.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2011 and 2010.  Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The December 31, 2010 condensed consolidated balance sheet data was derived from the audited financial statements, but certain information and disclosures required by accounting principles generally accepted in the United States of America have been condensed or omitted.

These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2010, appearing in the Company’s Annual Report on Form 10-K filed in 2011.

2. EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per share have been computed by the weighted-average number of common shares outstanding during the period.

3. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

FASB ASC Topic 820, “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements.” New authoritative accounting guidance (Accounting Standards Update 2010-06) in this update requires new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements. The amendments also require a reporting entity to provide information about activity for purchases, sales, issuances, and settlements in Level 3 fair value measurements and clarify disclosures about the level of disaggregation and disclosures about inputs and valuation techniques. This update became effective for the Company for interim and annual reporting periods beginning after December 15, 2009 and did not have a significant impact on the Company’s financial statements. The disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements became effective for the Company after December 15, 2010 and did not have a material effect on the Company’s financial statements.

FASB ASC Topic 310, “Receivables:  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  On July 21, 2010, new authoritative accounting guidance (Accounting Standards Update No. 2010-20) under ASC Topic 310 was issued which requires an entity to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them.  This statement addresses only disclosures and does not change recognition or measurement. The new authoritative accounting guidance under ASC Topic 310 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. This amendment did not have a significant impact on the Company’s financial results, but it has significantly expanded the disclosures that the Company is required to provide.

FASB Accounting Standards Update 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  In April 2011, new authoritative accounting guidance was issued to provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ending September 30, 2011.  The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s financial statements.

4. FEDERAL HOME LOAN BANK STOCK

Federal Home Loan Bank stock is stated at cost and is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. As of March 31, 2011, and December 31, 2010, the Company owned approximately $2.9 million of Federal Home Loan Bank stock, including $1.9 million of stock (1,931,404.94 shares) in the Federal Home Loan Bank of Chicago (“FHLB of Chicago”). During the third quarter of 2007, the FHLB of Chicago received a Cease and Desist Order (“Order”) from their regulator, the Federal Housing Finance Board. The FHLB of Chicago could continue to provide liquidity and funding through advances, but the Order prohibits capital stock repurchases until a time to be determined by the Federal Housing Finance Board. With regard to dividends, the FHLB of Chicago continues to assess its dividend capacity each quarter and make appropriate requests for approval from its regulator. The FHLB of Chicago did not pay a dividend during 2010; however, a dividend at an annualized rate of 10 basis points per share was paid on February 14, 2011. Management performed an impairment analysis and, based on currently available information, determined the investment in the FHLB of Chicago stock was ultimately recoverable as of March 31, 2011 or December 31, 2010.

5. SECURITIES

The amortized cost and fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
March 31, 2011:
U.S. Government agencies	$3,449	$75	$—	$3,524
Mortgage-backed securities: GSE residential	72,725	1,590	(49)	74,266
State and political subdivisions	32,629	701	(543)	32,787
Equity securities	679	160	(58)	781

	$109,482	$2,526	$(650)	$111,358

Available-for-sale Securities:
December 31, 2010:
U.S. Government agencies	$3,649	$78	$—	$3,727
Mortgage-backed securities: GSE residential	65,094	1,860	(6)	66,948
State and political subdivisions	33,906	714	(658)	33,962
Equity securities	2,314	390	(91)	2,613

	$104,963	$3,042	$(755)	$107,250

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity Securities:
March 31, 2011:
Mortgage-backed securities: GSE residential	$998	$30	$—	$1,028

December 31, 2010:
Mortgage-backed securities: GSE residential	$1,208	$38	$—	$1,246

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at March 31, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$5,142	$10,649	$—	$—
One to five years	15,928	11,162	—	—
Five to ten years	12,959	12,596	—	—
After ten years	2,049	1,904	—	—
	36,078	36,311	—	—
Mortgage-backed securities: GSE residential	72,725	74,266	998	1,028
Equity securities	679	781	—	—

Totals	$109,482	$111,358	$998	$1,028

The carrying value of securities pledged as collateral, to secure public deposits, Federal Home Loan Bank advances, repurchase agreements and for other purposes, amounted to approximately $61.2 million at March 31, 2011 and $29.0 million at December 31, 2010.

During the three months ended March 31, 2011 and 2010, the Company did not recognize other-than-temporary impairment charges on any of its investments in stock of other financial institutions which are carried as available-for-sale equity securities. Impairments are determined based on the difference between the Company’s carrying value and quoted market prices for the stocks as of March 31, 2011.  In making the determination of impairment for each of its investments, the Company considered the duration of the loss, prospects for recovery in a reasonable period of time and the significance of the loss compared to carrying value.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2011
Mortgage-backed securities: GSE residential	$9,555	$(49)	$—	$—	$9,555	$(49)
State and political subdivisions	10,720	(543)	—	—	10,720	(543)
Equity securities	320	(58)	—	—	320	(58)

Total temporarily impaired securities	$20,595	$(650)	$—	$—	$20,595	$(650)

December 31, 2010
Mortgage-backed securities: GSE residential	$2,303	$(6)	$—	$—	$2,303	$(6)
State and political subdivisions	10,608	(657)	114	(1)	10,722	(658)
Equity securities	287	(91)	—	—	287	(91)

Total temporarily impaired securities	$13,198	$(754)	$114	$(1)	$13,312	$(755)

At March 31, 2011, securities in an unrealized loss position in the investment portfolio are minimal. The Company’s mortgage-backed securities and state and political subdivision securities are in a loss position due to interest rate changes, not credit events. Those unrealized losses are considered temporary and the Company has the ability and intent to hold them for the foreseeable future. Their fair value is expected to recover as the investments approach their maturity date or there is a downward shift in interest rates.  The Company has one equity security with an unrealized loss due to the downturn in the market of the financial services industry. The Company sold this security in April 2011, recording a loss on the sale of approximately $93 thousand.

6. COST METHOD INVESTMENTS IN COMMON STOCK

The Company has minority investments in the common stock of other community banks, which are not publicly traded, that are recorded under the cost method of accounting.  The Company had investments in three community banks at March 31, 2011 and December 31, 2010 with carrying values of approximately $1.2 million and $1.4 million, respectively.

The Company’s cost method investments are reviewed for impairment based on each investee’s earnings performance, asset quality, changes in the economic environment, and current and projected future cash flows.  Based on this review, the Company determined one of its investments to be other-than-temporarily impaired due to poor earnings and asset quality as of March 31, 2011. The Company recognized an impairment charge of approximately $202 thousand during the first quarter of 2011 on this cost method investment based on the difference between the Company’s cost and the investee’s book value, which was determined to be a reasonable estimate of fair value. No impairment charges were deemed necessary based on the Company’s review of its cost method investments during 2010.

7. LOANS AND ALLOWANCE FOR LOAN LOSSES

Categories of loans, including loans held for sale within residential real estate of $8,527,000 and $7,513,000, at March 31, 2011 and December 31, 2010, respectively, include:

	March 31, 2011	December 31, 2010

Commercial and financial	$132,595	$146,463
Agricultural	9,612	11,708
Real estate - farmland	14,884	15,528
Real estate - construction	78,892	91,553
Real estate - commercial	141,978	153,767
Real estate - residential	188,469	189,479
Consumer	55,790	60,177

Total loans	622,220	668,675

Less
Allowance for loan losses	24,142	28,199

Net loans	$598,078	$640,476

The Company believes that sound loans are a necessary and desirable means of employing funds available for investment.  Recognizing the Company’s obligations to its depositors and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords.  The Company maintains lending policies and procedures which focus lending efforts on the types, locations, and duration of loans most appropriate for the Company’s business model and markets. The Company’s principal lending activity is the origination of commercial loans and commercial real estate (“CRE”) loans, 1-4 family residential mortgage loans and consumer loans, but also includes multi-family residential mortgage loans, and home equity lines of credit.  The Company will also consider construction loans, but generally only in relation to 1-4 family homes in core markets, and commercial construction loans the subsidiary banks are willing to put into their regular CRE portfolios. The primary lending market includes the areas surrounding each of the subsidiary banks.  This includes the Quincy, Illinois, Saint Joseph and Savannah, Missouri and Carmel, Indiana markets for Mercantile Bank, the Kansas City area for Heartland Bank, and the Southwest Florida communities of Naples, Marco Island and Fort Myers for Royal Palm Bank. Generally, loans are collateralized by assets of the borrowers, while individuals also guarantee loans to business entities.  The loans are expected to be repaid from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

Management reviews and approves the Company’s lending policies and procedures on a routine basis.  Management routinely (at least quarterly) evaluates the adequacy of the allowance for loan losses and reviews reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans.  The Company’s underwriting standards are designed to encourage relationship banking.  Relationship banking implies a primary banking relationship with the borrower that includes, at minimum, an active deposit banking relationship in addition to the lending relationship.  The integrity and character of the borrower are significant factors in the Company’s loan underwriting.  As a part of underwriting, tangible positive or negative evidence of the borrower’s integrity and character are sought out.  Additional significant underwriting factors beyond location, duration, the sound and profitable cash flow basis underlying the loan and the borrower’s character are the quality of the borrower’s financial history, the liquidity of the underlying collateral and the reliability of the valuation of the underlying collateral.  In limited circumstances, the Company’s subsidiary banks will consider transactional lending if it is profitable and in a line of business in which the bank has experience.  This includes indirect automobile lending in the Quincy, Illinois market and conservatively underwritten commercial real estate in all markets.

The Company’s policies and loan approval limits are established by the board of directors at each subsidiary bank.  The Company’s lending activities reflect an underwriting strategy that emphasizes asset quality and fiscal prudence in order to keep capital resources available for the most attractive lending opportunities in the Company’s markets. Lending officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise. When the amount of loans to a borrower exceeds an officer’s lending limit, the loan request goes to either an officer with a higher limit or the Board of Directors loan committee for approval. The Company’s strategy for approving or disapproving loans is to follow conservative loan policies and underwriting practices, which include:

●     granting loans on a sound and collectible basis;

●	investing funds properly for the benefit of the Company’s shareholders and the protection of its depositors;

●	serving the legitimate needs of the communities in the Company’s markets while obtaining a balance between maximum yield and minimum risk;

●	ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan; and

●	developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each category

The Company’s lending policies prohibit a customer’s total borrowing relationship exceeding the subsidiary bank’s regulatory lending limit.  Loans to related parties, including executive officers, the Company’s directors, and the subsidiary banks’ directors are reviewed for compliance with regulatory guidelines at least annually.

The Company employs an external consulting firm to conduct quarterly loan reviews that validate loans on a sample basis against the Company’s loan policies.  In addition to compliance with the policies, the loan review process evaluates the risk assessments for specific loans made by the Company’s credit department, lenders and loan committees.  Results of these reviews are presented to management and the boards of directors.

The Company’s objective is to offer the commercial, agricultural, residential and consumer customers in its markets a variety of products and services, including a full array of loan products. The Company’s bank subsidiaries make real estate loans (including farmland, construction and mortgage loans); commercial, financial and agricultural loans; and consumer loans. Total loans include loans held for sale. The Company strives to do business in the areas served by its banks and their branches, and all of the Company’s marketing efforts and the vast majority of its loan customers are located within its existing market areas. The following is a discussion of each major type of lending.

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

Residential Real Estate Loans. A significant portion of the Company’s lending activity consists of the origination of mortgage loans collateralized by properties located in the Company’s market areas. The Company’s banks offer a variety of residential mortgage loan products that generally are amortized over five to twenty-five years. Residential loans collateralized by mortgage real estate generally have been originated in amounts of no more than 90% of the lower of cost or appraised value or the bank requires private mortgage insurance. Of the residential mortgage real estate loans originated, the Company generally retains on its books shorter-term loans with fixed or variable rates, and sells into the secondary mortgage market longer-term, fixed-rate loans to either Fannie Mae or a regional Federal Home Loan Bank, and retains the loan servicing rights.

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

At March 31, 2011 and December 31, 2010, the Company held a concentration in commercial real estate loans amounting to $235,754,000 and $260,847,000, respectively.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of and for the three-month periods ended March 31, 2011 and 2010:

	March 31, 2011

	Commercial & Financial	Agricultural	Real Estate- Farmland	Real Estate- Construction	Real Estate- Commercial	Real Estate- Residential	Installment Loans to Individuals	Total
	(dollars in thousands)
Allowance for loan losses:
Balance, beginning of year	$4,540	$44	$73	$12,288	$4,625	$5,126	$1,503	$28,199
Provision (Credit) charged to expense	(99)	(10)	(7)	300	32	(930)	(249)	(963)
Losses charged off	1,298	4	-	1,559	89	218	94	3,262
Recoveries	13	4	-	2	77	45	27	168
Balance, end of period	$3,156	$34	$66	$11,031	$4,645	$4,023	$1,187	$24,142

Ending balance:
Individually evaluated for impairment	$1,180	$-	$-	$6,541	$2,106	$1,091	$766	$11,684
Ending balance:
Collectively evaluated for impairment	$1,976	$34	$66	$4,490	$2,539	$2,932	$421	$12,458

Loans:
Ending balance	$132,595	$9,612	$14,884	$78,892	$141,978	$188,469	$55,790	$622,220
Ending balance:
Individually evaluated for impairment	$2,752	$230	$-	$43,580	$24,852	$5,048	$2,263	$78,725
Ending balance:
Collectively evaluated for impairment	$129,843	$9,382	$14,884	$35,312	$117,126	$183,421	$53,527	$543,495

	December 31, 2010

	Commercial & Financial	Agricultural	Real Estate- Farmland	Real Estate- Construction	Real Estate- Commercial	Real Estate- Residential	Installment Loans to Individuals	Total
	(dollars in thousands)
Allowance for loan losses:
Balance, beginning of year	$3,023	$200	$300	$5,840	$2,974	$4,956	$1,558	$18,851
Provision (Credit) charged to expense	8,845	(157)	(188)	19,452	3,003	3,359	653	34,967
Losses charged off	7,411	18	39	13,057	1,355	3,247	788	25,915
Recoveries	83	19	-	53	3	58	80	296
Balance, end of period	$4,540	$44	$73	$12,288	$4,625	$5,126	$1,503	$28,199

Ending balance:
Individually evaluated for impairment	$2,497	$-	$-	$8,509	$2,207	$1,346	$804	$15,363
Ending balance:
Collectively evaluated for impairment	$2,043	$44	$73	$3,779	$2,418	$3,780	$699	$12,836

Loans:
Ending balance	$146,463	$11,708	$15,528	$91,553	$153,767	$189,479	$60,177	$668,675
Ending balance:
Individually evaluated for impairment	$4,726	$-	$-	$52,375	$24,279	$6,004	$2,348	$89,732
Ending balance:
Collectively evaluated for impairment	$141,737	$11,708	$15,528	$39,178	$129,488	$183,475	$57,829	$578,943

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

For the three months ended March 31, 2011, provision for loan loss expense was negative $963 thousand, compared with expense of $4.0 million for the same period in 2010. The negative provision in the first quarter of 2011 resulted from the Company’s analysis of the adequacy of its ALL as of March 31, 2011.  That analysis reflected, prior to recording the negative provision, an excess balance in the ALL, primarily due to the reduction in total loans, stabilization of non-performing loan balances and receipt of an updated appraisal in April 2011 to support a substantial reduction of a specific reserve on a commercial real estate loan that was added in the fourth quarter of 2010.

Allowance for Loan Losses. In originating loans, the Company recognizes that loan losses will be experienced and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. Management has established an allowance for loan losses (“ALL”), which it believes is adequate to cover probable losses inherent in the loan portfolio. Loans are charged off against the ALL when the loans are deemed to be uncollectible. Although the Company believes the ALL is adequate to cover probable losses inherent in the loan portfolio, the amount of the ALL is based upon the judgment of management, and future adjustments may be necessary if economic or other conditions differ from the assumptions used by management in making the determinations. In addition, the Company’s subsidiary banks periodically undergo regulatory examinations, and future adjustments to the ALL could occur based on these examinations.

Based on an evaluation of the loan portfolio, management presents a quarterly review of the ALL to the board of directors, indicating any change in the ALL since the last review and any recommendations as to adjustments in the ALL. In making its evaluation, management considers the diversification by industry of the commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, and the present level of the ALL.

A model is utilized to determine the specific and general portions of the ALL. Through the loan review process, management assigns a risk weighting to each loan, according to payment history, collateral values and financial condition of the borrower. The loan grades aid management in monitoring the overall quality of the loan portfolio. Specific reserves are allocated for loans in which management has determined that deterioration has occurred. In addition, a general allocation is made for each loan category in an amount determined based on general economic conditions, historical loan loss experience, and amount of past due loans. Management maintains the ALL based on the amounts determined using the procedures set forth above.

Activity in the ALL for the three months ended March 31, 2010 was as follows:

Balance, beginning of year	$18.851
Provision charged to expense	3,990
Losses charged off, net of recoveries of $78	3,924
Balance, end of period	$18,917

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on all loans at origination. In addition, lending relationships over $500,000, new commercial and commercial real estate loans, and watch list credits are reviewed at least annually by the management in order to verify risk ratings. The Company uses the following definitions for risk ratings:

Pass – Loans classified as pass are well protected by the ability of the borrower to pay or by the value of the asset or underlying collateral.

Special Mention – Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the bank’s credit position at some future date.

Substandard – Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss – Loans classified as loss are the portion of the loan that is considered uncollectible so that its continuance as an asset is not warranted. The amount of the loss determined will be charged-off.

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2011 and December 31, 2010:

	Commercial & Agricultural		Commercial Real Estate		Residential Real Estate
Rating:	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010

Pass	$119,600	$133,363	$149,393	$167,302	$170,584	$171,904
Special Mention	16,429	15,076	17,698	17,523	3,898	3,988
Substandard	1,399	2,130	66,893	74,252	5,048	6,074
Doubtful	1,353	2,712	1,770	1,770	—	—
Total	$138,781	$153,281	$235,754	$260,847	$179,530	$181,966

	Consumer		Loans Held for Sale		Floor Plan Loans
Rating:	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010

Pass	$53,465	$57,760	$8,527	$7,513	$3,426	$4,891
Special Mention	62	70	—	—	—	—
Substandard	2,263	2,345	—	—	—	—
Doubtful	—	2	—	—	—	—
Total	$55,790	$60,177	$8,527	$7,513	$3,426	$4,891

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on non-accrual or charged-off at the earlier date if collection of principal and interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual or charged-off are reversed against interest income.  After collection of the full principal balance on these loans,  interest is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

Commercial and financial	$517	$167	$1,116	$1,800	$130,795	$132,595	$-
Agricultural	67	-	-	67	9,545	9,612	-
Real estate - farmland	134	-	409	543	14,341	14,884	-
Real estate - construction	4,532	-	20,986	25,518	53,374	78,892	-
Real estate - commercial	6,183	2,133	9,208	17,524	124,454	141,978	-
Real estate - residential	1,301	2,018	2,298	5,617	182,852	188,469	51
Installment loans to individuals	394	42	23	459	55,331	55,790	13
Total	$13,128	$4,360	$34,040	$51,528	$570,692	$622,220	$64

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
Commercial and financial	$112	$243	$2,284	$2,639	$143,824	$146,463	$—
Agricultural	—	—	2	2	11,706	11,708	2
Real estate - farmland	357	—	—	357	15,171	15,528	—
Real estate - construction	2,606	5,480	21,816	29,902	61,651	91,553	—
Real estate - commercial	1,878	1,779	9,133	12,790	140,977	153,767	—
Real estate - residential	1,632	2,496	3,347	7,475	182,004	189,479	262
Installment loans to individuals	220	150	43	413	59,764	60,177	27
Total	$6,805	$10,148	$36,625	$53,578	$615,097	$668,675	$291

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when, based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Impairment is measured on a loan-by-loan basis by either the present value of the expected future cash flows, the loan’s observable market value, or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.  Significant restructured loans are considered impaired in determining the adequacy of the allowance for loan losses.

The Company actively seeks to reduce its investment in impaired loans.  The primary tools to work through impaired loans are settlement with the borrowers or guarantors, foreclosure of the underlying collateral, or restructuring.

The Company will restructure loans when the borrower demonstrates the inability to comply with the terms of the loan, but can demonstrate the ability to meet acceptable restructured terms.  Restructurings generally include one or more of the following restructuring options; reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection.  Restructured loans in compliance with modified terms are classified as impaired.

At March 31, 2011 the Company had approximately $6.4 million in troubled debt restructurings that were classified as impaired including $2.3 million in construction real estate loans, $183 thousand in residential real estate loans, $3.4 million in commercial real estate loans, and $419 in commercial loans.  In addition to these amounts, the Company had troubled debt restructurings totaling approximately $6.9 million, also classified as impaired, that were performing in accordance with their modified terms including $3.4 million in construction real estate loans, $539 thousand in residential real estate loans, and $2.9 million in commercial real estate loans.

The following tables present impaired loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:

Commercial and agriculture	$377	$377	$—	$682	$15
Commercial real estate	24,873	24,873	—	26,857	148
Residential real estate	2,118	2,118	—	2,932	11
Consumer	—	—	—	—	—

Loans with a specific valuation allowance:

Commercial and agriculture	2,376	2,376	1,180	3,057	40
Commercial real estate	43,788	43,790	8,647	44,802	246
Residential real estate	2,930	2,929	1,091	3,594	29
Consumer	2,263	2,263	766	2,305	14

Total:

Commercial	$71,414	$71,416	$9,827	$75,398	$449
Residential	$5,048	$5,047	$1,091	$6,526	$40
Consumer	$2,263	$2,263	$766	$2,305	$14

	December 31, 2010
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:

Commercial and agriculture	$987	$987	$—	$2,283	$177
Commercial real estate	25,984	25,984	—	46,808	1,489
Residential real estate	1,626	1,626	—	4,784	41
Consumer	—	—	—	—	—

Loans with a specific valuation allowance:

Commercial and agriculture	3,739	3,739	2,497	2,927	171
Commercial real estate	50,670	50,670	10,716	37,726	1,402
Residential real estate	4,378	4,378	1,346	4,293	63
Consumer	2,348	2,348	804	1,930	104

Total:

Commercial	$81,380	$81,380	$13,213	$89,744	$3,239
Residential	$6,004	$6,004	$1,346	$9,077	$104
Consumer	$2,348	$2,348	$804	$1,930	$104

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the Company’s nonaccrual loans at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010

Commercial and financial	$1,623	$2,579
Agricultural	—	—
Real estate - farmland	540	134
Real estate - construction	25,518	29,892
Real estate - commercial	12,870	9,134
Real estate - residential	2,613	4,041
Installment loans to individuals	228	216
Total	$43,392	$45,996

For the three month period ended March 31, 2011 and year ended December 31, 2010, the Company recognized interest income on impaired loans of $503,000 and $3,447,000, respectively.  On a cash basis, the Company recognized interest income on impaired loans of $565,000 and $4,475,000 for the three month period ended March 31, 2011 and year ended December 31, 2010, respectively.

8. CAPITAL AND OPERATING MATTERS

Stockholders’ deficit at March 31, 2011 was $(5,316,000) compared to $(6,035,000) as of December 31, 2010, an increase of $719,000 or 11.9%. The increase was due to the net income recorded during the three months ended March 31, 2011.

The Company and Bank’s actual capital amounts and ratios at March 31, 2011 and December 31, 2010 are presented in the following tables:

	Actual		Minimum for Capital Adequacy Purposes		Minimum Capital Requirement per Formal Agreement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011
Total capital (to risk-weighted assets)
Consolidated	(4,732)	(0.7)%	52,089	8.0%	N/A	N/A
Mercantile Bank	51,554	10.9%	37,775	8.0%	56,663	12.0%
Heartland Bank	7,464	7.3%	8,158	8.0%	13,256	13.0%
Royal Palm Bank of Florida	3,864	5.2%	6,005	8.0%	9,007	12.0%

Tier 1 capital (to risk-weighted assets)
Consolidated	(4,732)	(0.7)%	26,045	4.0%	N/A	N/A
Mercantile Bank	45,502	9.6%	18,888	4.0%	N/A	N/A
Heartland Bank	5,360	5.3%	4,079	4.0%	N/A	N/A
Royal Palm Bank of Florida	2,841	3.8%	3,002	4.0%	7,506	10.0%

Tier 1 capital (to average assets)
Consolidated	(4,732)	(0.5)%	36,059	4.0%	N/A	N/A
Mercantile Bank	45,502	6.8%	26,689	4.0%	53,378	8.0%
Heartland Bank	5,360	4.2%	5,156	4.0%	11,602	9.0%
Royal Palm Bank of Florida	2,841	2.5%	4,589	4.0%	9,179	8.0%

	Actual		Minimum for Capital Adequacy Purposes		Minimum Capital Requirement per Formal Agreement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total capital (to risk-weighted assets)
Consolidated	(7,021)	(1.0)%	55,900	8.00%	N/A	N/A
Mercantile Bank	50,215	9.9%	40,783	8.00%	61,175	12.00%
Heartland Bank	8,198	7.7%	8,507	8.00%	12,760	13.00%
Royal Palm Bank of Florida	2,332	3.0%	6,409	8.00%	9,614	12.00%

Tier 1 capital (to risk-weighted assets)
Consolidated	(7,021)	(1.0)%	27,950	4.00%	N/A	N/A
Mercantile Bank	43,701	8.6%	20,392	4.00%	N/A	N/A
Heartland Bank	6,024	5.7%	4,253	4.00%	N/A	N/A
Royal Palm Bank of Florida	1,237	1.6%	3,205	4.00%	8,012	10.00%

Tier 1 capital (to average assets)
Consolidated	(7,021)	(0.7)%	38,894	4.00%	N/A	N/A
Mercantile Bank	43,701	6.2%	28,027	4.00%	56,055	8.00%
Heartland Bank	6,024	4.1%	5,847	4.00%	11,693	9.00%
Royal Palm Bank of Florida	1,237	1.0%	4,954	4.00%	9,908	8.00%

The capital ratios disclosed in the middle column of the table above are minimum requirements. The Company has entered into a Written Agreement with the Federal Reserve Bank and the Banks have each entered into Consent Orders with the FDIC and their respective state banking agencies. Mercantile Bank’s Consent Order was effective in March 2011, while Royal Palm Bank and Heartland Bank were already operating under their Consent Orders, and the Company under its Written Agreement as of December 31, 2010. These formal enforcement actions convey specific actions needed to address certain findings from their regulatory examinations and to address each entity’s condition. For further discussion, see the “Regulatory Matters” section in Part I, Item 2 of this filing.

Applicable federal prompt corrective action regulations for banks provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Based on regulatory capital ratios, as of March 31, 2011, Mercantile Bank is well-capitalized, Royal Palm Bank is significantly undercapitalized, and Heartland Bank is undercapitalized. Undercapitalized institutions are subject to close monitoring by their federal bank regulator, restrictions on asset growth and expansion, and other significantly greater regulatory restrictions than apply to well-capitalized or adequately capitalized institutions.

The Company estimates the need to raise approximately $20 million to return each of the Banks to compliance with its Consent Order. Given the current economic environment, there can be no assurance the Company will be able to raise the estimated capital needed.

Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, action by the regulators that, if undertaken, could have a direct material effect on the Company’s financial statements and raise substantial doubt about the Company’s ability to continue as a going concern.

9. FAIR VALUE MEASUREMENT

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the ASC 820 hierarchy in which their fair value measurements fall as of March 31, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements Using
March 31, 2011	Fair Value	Quotes Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government agencies	$3,524	$—	$3,524	$—
Mortgage-backed securities: GSE residential	74,266	—	74,266	—
State and political subdivisions	32,787	—	32,787	—
Equity securities – common stock in other financial institutions	781	683	—	98

	$111,358	$683	$110,577	$98

		Fair Value Measurements Using
December 31, 2010	Fair Value	Quotes Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government agencies	$3,727	$—	$3,727	$—
Mortgage-backed securities: GSE residential	66,948	—	66,948	—
State and political subdivisions	33,962	—	33,962	—
Equity securities - common stock in other financial institutions	2,613	2,516	—	97

	$107,250	$2,516	$104,637	$97

Management values Level 3 securities based on exit prices for which management believes it could receive if they were to sell these securities. This value approximates costs for a majority of these investments. There were no changes in valuation techniques for the Level 3 securities during the period. The change in fair value of assets measured using significant unobservable (Level 3) inputs on a recurring basis for the three months ended March 31, 2011 and 2010 is summarized as follows (in thousands):

	For the Three Months Ended March 31
	2011	2010

Beginning balance	$97	$135
Total realized and unrealized gains and losses:
Included in net income	—	—
Included in other comprehensive income	—	—
Purchases	1	—
Settlements	—	(38)
Transfers in and/or out of Level 3	—	—

Balance, March 31	$98	$97

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

Nonrecurring Basis

Following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Impaired loans (Collateral Dependent) - Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral dependent loans.

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.  Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy. Fair value adjustments on impaired loans were $5.4 million at March 31, 2011 compared to $15.3 million at December 31, 2010, and $2.9 million at March 31, 2010.

Foreclosed Assets Held for Sale – Other real estate consists of properties obtained through foreclosure or in satisfaction of loans.  These properties are reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is recorded as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a component of the income statement. Fair value adjustments on foreclosed assets held for sale were $141 thousand at March 31, 2011 compared to $6.7 million at December 31, 2010, and $260 thousand at March 31, 2010.

Mortgage Servicing Rights – Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair value is estimated using discounted cash flow models.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

Cost Method Investments – Cost method investments do not trade in an active, open market with readily observable prices.  The cost method investments are periodically reviewed for impairment based on each investee’s earnings performance, asset quality, changes in the economic environment, and current and projected future cash flows.  Due to the nature of the valuation inputs, cost method investments are classified within Level 3 of the hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis during the period and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at March 31, 2011 and December 31, 2010:

		Fair Value Measurements Using
Carrying value at March 31, 2011	Fair Value	Quotes Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$15,732	$—	$—	$15,732
Foreclosed assets held for sale	613	—	—	613
Cost method investments	202	—	—	202

		Fair Value Measurements Using
Carrying value at December 31, 2010	Fair Value	Quotes Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$48,611	$—	$—	$48,611
Foreclosed assets held for sale	12,860	—	—	12,860
Mortgage servicing rights	784	—	—	784

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

The estimation methodologies used, the estimated fair values, and the recorded book balances at March 31, 2011 and December 31, 2010, were as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$112,723	$112,725	$97,548	$97,548
Available-for-sale securities	113,358	113,358	104,963	107,250
Held-to-maturity securities	998	1,028	1,208	1,246
Loans held for sale	8,527	8,527	7,513	7,513
Loans, net of allowance for loan losses	589,551	605,299	632,963	657,110
Federal Home Loan Bank stock	2,886	2,886	2,885	2,885
Cost method investments in common stock	1,190	1,190	1,392	1,392
Interest receivable	3,060	3,060	3,327	3,328

Financial liabilities
Deposits	817,811	813,377	833,214	827,922
Short-term borrowings	10,135	10,135	13,660	13,660
Long-term debt and junior subordinated debentures	68,858	38,377	76,858	46,449
Interest payable	7,706	7,706	6,986	6,986

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Federal Home Loan Bank Stock, Interest Receivable, and Cost Method Investments in Common Stock - The carrying amount approximates fair value.

Held-to-Maturity Securities - Fair values equal quoted market prices if available. If quoted market prices are not available, fair value is estimated based on quoted market prices of similar securities.

Loans Held for Sale - For homogeneous categories of loans, such as mortgage loans held for sale, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.

Loans - The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics were aggregated for purposes of the calculations.  The carrying amount of accrued interest approximates its fair value.

Deposits - For demand deposits, savings accounts, NOW accounts, and money market deposits, the carrying amount approximates fair value.  The fair value of fixed-maturity time and brokered time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

Short-Term Borrowings and Interest Payable - The carrying amount approximates fair value.

Long-Term Debt and Junior Subordinated Debentures - Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Commitments to Originate Loans, Letters of Credit, and Lines of Credit - The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality.  The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

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

10. INCOME TAXES

A reconciliation of income tax expense (benefit) on continuing operations at the statutory rate to the Company’s actual income tax expense (benefit) is shown below:

	Three Months Ended March 31, 2011	Twelve Months Ended December 31, 2010

Computed at the statutory rate (35%)	$47	$(14,924)
Increase (decrease) resulting from
Graduated tax rates	(1)	426
Tax exempt income	(140)	(620)
State income taxes	(198)	(2,190)
Increase in cash surrender value of life insurance	(47)	(193)
Changes in the deferred tax asset valuation allowance	386	29,767
Other	(45)	(19)

Actual tax expense	$2	$12,247

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	March 31, 2011	December 31, 2010
Deferred tax assets
Allowance for loan losses	$9,009	$9,708
Accrued compensated absences	129	135
Deferred compensation	824	801
Accrued postretirement benefits	138	132
Deferred loss on investments	2,416	2,304
Capital loss carryforward on disposal of HNB	3,036	3,465
Net operating loss carryforward	17,775	16,617
Deferred loan fees	52	48
Alternative minimum tax credits	1,074	1,074
Other	3,367	3,475

	37,820	37,759

Deferred tax liabilities
Federal Home Loan Bank stock dividends	255	251
Depreciation	496	510
State taxes	1,031	1,031
Mortgage servicing rights	301	302
Unrealized gains on available-for-sale securities	661	822
Purchase accounting adjustments	91	89
Other	166	165

	3,001	3,170

Net deferred tax asset before valuation allowance	$34,819	$34,589

Valuation allowance
Beginning balance	$(34,589)	$(5,590)
Increase during the period	(386)	(29,767)
Decrease during the period resulting from the elimination to discontinuing operations	316	-
(Increase) decrease during the period	(160)	768

Ending balance	(34,819)	(34,589)

Net deferred tax asset	$__-	$-

As of March 31, 2011, the Company had $42.5 million of net operating loss carryforwards relating to Mid-America Bancorp, Inc.  The carryforwards expire in 15-20 years. The Company has recognized a valuation allowance on a portion of the operating losses that have been determined not to be utilizable based on management’s analysis.

As of March 31, 2011, the Company had $1.1 million of alternative minimum tax credits available to offset future federal income taxes.  The credits have no expiration date.

11. DISCONTINUED OPERATIONS

The Company completed the sale of Marine Bank & Trust (“Marine Bank”) and Brown County State Bank (“Brown County”) to United Community Bancorp, Inc. (“United”), of Chatham, Illinois for approximately $25.8 million on February 26, 2010.The transaction originally resulted in a pre-tax gain of approximately $4,500,000. However, at the time of the sale, the Company entered into a letter agreement with United whereby the Company would be entitled to a portion of principal payments on two specified loan participations received by United subsequent to the sale. As of March 31, 2011, the Company has received approximately $803,000 in accordance with the letter agreement, increasing the pre-tax gain to approximately $5,303,000. Certain adjustments were recorded relating to the sale resulting in a gain of $818,000 during the three month period ended March 31, 2011.

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

The following table summarizes the income and expenses of the discontinued operations for the periods ended March 31, 2011 and 2010 including Marine Bank and Brown County:

	Three Months Ended March 31,
	2011	2010

Interest and dividend income	$-	$2,206
Interest expense	-	572
Net interest margin	-	1,634

Provision for loan loss	-	48
Noninterest income	821	4,522
Noninterest expense	-	866

Net income before taxes	821	5,242

Income tax expense	-	2,045

Net income	$821	$3,197

12. OFF BALANCE SHEET CREDIT COMMITMENTS

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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Commitments to originate loans totaled $5.3 million at March 31, 2011 and $13.7 million at December 31, 2010. The commitments extend over varying periods of time with the majority being disbursed within a one-year period. At March 31, 2011 and December 31, 2010, the Company had granted unused lines of credit to borrowers totaling $86.1 million and $76.8 million, respectively, for commercial lines and open-end consumer lines.

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $7.4 million at March 31, 2011 and $7.6 million at December 31, 2010. At March 31, 2011, the outstanding standby letters of credit had a weighted average term of approximately one year. As of March 31, 2011 and December 31, 2010, no liability for the fair value of the Company’s potential obligations under these guarantees has been recorded since the amount is deemed immaterial.

13. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) components and related taxes were as follows:
	For the Three Months Ended March 31,
	2011	2010

Net income	$954	$51

Other comprehensive income (loss):
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for- sale securities, net of tax expense (benefit) of $(73) for 2011 and $206 for 2010	(113)	303
Less reclassification adjustment for the sale of Marine Bank & Trust and Brown County State Bank	818	—
Less reclassification adjustment for realized gains included in income net of tax expense of $164 for 2011	268	—
Less reclassification adjustment for other than temporary losses included in income net of tax benefit of $(77) for 2011	(125)	—
Total unrealized appreciation (depreciation) on available-for- sale securities, net of tax expense (benefit) of $(160) for 2011 and $206 for 2010	(1,074)	303
Plus valuation allowance on deferred tax liability on available-for-sale securities	(160)	—

Total other comprehensive income (loss), net of tax	(1,234)	303

Comprehensive income (loss)	(280)	354

Comprehensive income (loss) attributable to the noncontrolling interest	(301)	(933)

Comprehensive income attributable to Mercantile Bancorp, Inc.	$21	$1,287

14. GOING CONCERN CONSIDERATIONS

As a result of the effects of the economic downturn and the record losses generated by the Company, the capital of the Company and the Banks has been significantly depleted. The Banks and Company have experienced significant increases in non-performing assets, impaired loans and loan loss provisions, resulting in the imposition of Consent Orders at each of the Banks and a Written Agreement at the Company. For further discussion of these regulatory enforcement actions, see Part 1, Item 2 of this filing under the heading “Regulatory Matters.” Management is currently attempting to raise additional capital that will provide the Company with the necessary liquidity to return the Banks to compliance with regulatory capital requirements of the Consent Orders. The Company’s ability to raise capital is contingent on the current capital markets and the Company’s financial performance. Available capital markets are not currently favorable and the Company cannot be certain of its ability to raise capital on any terms.

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

15. SUBSEQUENT EVENTS

In addition to its equity interest in Mid-America Bancorp, Inc. (“Mid-America”), the Company also held convertible debentures issued by Mid-America totaling $11,925,000 as of March 31, 2011. Included in the total of $11,925,000 was $1,000,000 of debentures previously held by several minority shareholders of Mid-America.  In March 2011, the Company entered into agreements to purchase the debentures held by the minority shareholders in exchange for issuance of a total of 45,000 shares of the Company’s common stock, valued at approximately $45,000. The debentures paid interest at a rate of 5% per annum, had a maturity date of March 31, 2011 and were convertible at the holder’s option into common stock of Mid-America. Because these instruments represented inter-company transactions, they were eliminated on a consolidated basis and excluded from the Company’s financial statements. The purchase of the debenture at a discount was reflected as an increase in Mercantile Bancorp, Inc. stockholders’ deficit of approximately $1,000,000.

On April 4, 2011, the Company exercised its option to convert all of the debentures into additional shares of Mid-America common stock, thereby increasing its equity ownership of Mid-America to 91.5%. Pursuant to the State of Kansas Corporation Code, a corporation owning at least 90% of the outstanding shares of each class of stock of a subsidiary may merge such subsidiary into itself. On February 25, 2011, the Company’s board of directors had approved the merger of Mid-America into the Company and directed the Company’s officers to file the required Certificate of Ownership and Merger with the Kansas Secretary of State as soon as practicable. The Company’s board of directors had further authorized the payment of a total of $5,000 for the surrender and cancellation of all shares of Mid-America common stock not owned by the Company, on a pro rata basis to the holders of such shares. On April 5, 2011, the Company completed the merger of Mid-America into the Company, Mid-America was dissolved and Heartland Bank became a wholly-owned subsidiary of the Company.

As a result of the merger of Mid-America into the Company, total Mercantile Bancorp, Inc. stockholders’ equity decreased by approximately $2,800,000, representing the acquisition of the minority shareholders’ interest in the negative equity capital of Mid-America that was reported as Noncontrolling interest on the Company’s balance sheet prior to the merger.  Beginning April 5, 2011, the Company’s consolidated statements of operations will include 100% of the net income or loss of Heartland Bank.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-looking Statements

Statements and financial discussion and analysis contained in the Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements include information about possible or assumed future results of the Company’s operations or performance. Use of the words “believe,” “expect”, “anticipate”, “estimate”, “continue”, “intend”, “may”, “will”, “should”, or similar expressions, identifies these forward-looking statements. Examples of forward-looking statements include, but are not limited to, estimates or projections with respect to the Company’s future financial condition, results of operations or business, such as:

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

•
the Company’s ability to expand and grow its business and operations, including the establishment of additional branches and acquisition of additional banks or branches of banks, may be more difficult or costly than the Company expected;

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

Wholly-Owned Subsidiaries.  As of March 31, 2011, the Company was the sole shareholder of the following banking subsidiaries:

•	Mercantile Bank (“Mercantile Bank”), located in Quincy, Illinois; and
•	Royal Palm Bancorp, Inc. (“Royal Palm”), the sole shareholder of Royal Palm Bank of Florida (“Royal Palm Bank”), located in Naples, Florida.

Majority-Owned Subsidiary. As of March 31, 2011, the Company was the majority, but not sole, shareholder of Mid-America Bancorp, Inc. (“Mid-America”), the sole shareholder of Heartland Bank (“Heartland”), located in Leawood, Kansas, in which the Company owns 55.5% (84,600 shares) of the outstanding voting stock. The Company’s percentage ownership of Mid-America was also 55.5% as of December 31, 2010.

In addition to its equity interest in Mid-America, the Company also held convertible debentures issued by Mid-America totaling $11.9 million as of March 31, 2011. Included in the total of $11,9 million was $1 million of debentures previously held by several minority shareholders of Mid-America.  In March 2011, the Company entered into agreements to purchase the debentures held by the minority shareholders in exchange for issuance of a total of 45 thousand shares of the Company’s common stock, valued at approximately $45 thousand. The debentures paid interest at a rate of 5% per annum, had a maturity date of March 31, 2011 and were convertible at the holder’s option into common stock of Mid-America. Because these instruments represented inter-company transactions, they were eliminated on a consolidated basis and excluded from the Company’s financial statements.

On April 4, 2011, the Company exercised its option to convert the debentures into additional shares of Mid-America common stock, thereby increasing its equity ownership of Mid-America to 91.5%. Pursuant to the State of Kansas Corporation Code, a corporation owning at least 90% of the outstanding shares of each class of stock of a subsidiary may merge such subsidiary into itself. On February 25, 2011, the Company’s board of directors had approved the merger of Mid-America into the Company and directed the Company’s officers to file the required Certificate of Ownership and Merger with the Kansas Secretary of State as soon as practicable. The Company’s board of directors further authorized the payment of a total of $5,000 for the surrender and cancellation of all shares of Mid-America common stock not owned by the Company, on a pro rata basis to the holders of such shares. On April 5, 2011, the Company completed the merger of Mid-America into the Company, Mid-America was dissolved and Heartland became a wholly-owned subsidiary of the Company.

As a result of the merger of Mid-America into the Company, total Mercantile Bancorp, Inc. stockholders’ equity decreased by approximately $2.8 million, representing the acquisition of the minority shareholders’ interest in the negative equity capital of Mid-America that was reported as Noncontrolling interest on the Company’s balance sheet prior to the merger.  Beginning April 5, 2011, the Company’s consolidated statements of operations will include 100% of the net income or loss of  Heartland Bank.

Other Investments in Financial Institutions.  As of March 31, 2011, the Company had less than majority ownership interests in several additional banking organizations located throughout the United States. Specifically, the Company owned the following percentages of the outstanding voting stock of these banking entities:

Cost Method Investments:
•	2.5% of Premier Community Bank of the Emerald Coast (“Premier Community”), located in Crestview, Florida;
•	4.9% of Brookhaven Bank (“Brookhaven”), located in Atlanta, Georgia;

Available-for-Sale Equity Investments:
•	3.7% of Paragon National Bank (“Paragon”), located in Memphis, Tennessee;
•	4.1% of Solera National Bancorp, Inc. (“Solera”), the sole shareholder of Solera National Bank, located in Lakewood, Colorado;

During the first quarter of 2011, the Company sold its remaining ownership interests in Enterprise Financial Services Corp. and Manhattan Bancorp, Inc., along with 14 thousand shares (of the Company’s total of 135 thousand shares) of Paragon for a total of approximately $2.1 million, recognizing gains on the sales of approximately $433 thousand.  Subsequent to March 31, 2011, the Company sold its ownership interest in Solera, along with an additional 1 thousand shares of Paragon for a total of approximately $287 thousand, recognizing a net loss on the sales of approximately $93 thousand.

In June 2009, the Company elected to defer regularly scheduled interest payments on its outstanding junior subordinated debentures relating to its trust preferred securities.  The terms of the junior subordinated debentures and the trust documents allow the Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty.  During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities.  Also during the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures.  As of March 31, 2011, the accumulated deferred interest payments totaled $6.6 million.

In November 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The FDIC is also scheduled to increase the normal assessment rates with the intent being to replenish the Deposit Insurance Fund to the statutory limit of 1.15% of insured deposits by December 31, 2013. The December 30, 2009 prepayment from continuing operations totaled approximately $3.9 million, and is being amortized based on the actual quarterly assessment invoices received from the FDIC. As of March 31, 2011, the prepaid FDIC assessment balance is approximately $1.9 million.

On March 14, 2011, Heartland Bank entered into an updated Consent Order with the FDIC and on March 31, 2011, Mercantile Bank entered into a new Consent Order with the FDIC and the Illinois Department of Financial and Professional Regulation, Division of Banking.  For further discussion of the Company’s regulatory enforcement actions, see the “Regulatory Matters” section of this filing.

Results of Operations
Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

Overview.  Unless otherwise indicated, discussions below regarding income and expense for the three months ended March 31, 2011 and 2010 refer to the Company’s continuing operations. Net income for the three months ended March 31, 2011 from both continuing and discontinued operations was $1.3 million, an increase of $271 thousand compared with net income of $984 thousand for the same period in 2010. The primary factors contributing to the increase in net income were a decrease in provision for loan losses of $5.0 million, an increase in noninterest income of $267 thousand, and a decrease in noninterest expense of $149 thousand, primarily offset by a decrease in net interest income of $898 thousand, an increase in income tax expense of $1.2 million, a decrease in income from discontinued operations of $2.4 million, and a decrease in net loss attributable to noncontrolling interest of $632 thousand.  Basic earnings (loss) per share (EPS) from continuing operations for the three months ended March 31, 2011 was $0.05 compared with $(0.25) for the same period in 2010.

Total assets at March 31, 2011 were $904.0 million compared with $929.2 million at December 31, 2010, a decrease of $25.2 million or 2.7%, primarily attributable to decreases in loans and other assets, partially offset by increases in cash and cash equivalents and foreclosed assets held for sale. Total loans, including loans held for sale, at March 31, 2011 were $622.2 million compared with $668.7 million at December 31, 2010, a decrease of $46.5 million or 6.9%. Total deposits at March 31, 2011 were $817.8 million compared with $833.2 million at December 31, 2010, a decrease of $15.4 million or 1.8%. Total Mercantile Bancorp, Inc. stockholders’ deficit at March 31, 2011 was $(2.4) million compared with a deficit of $(3.5) million at December 31, 2010, an increase to stockholders’ equity of $1.0 million or 29.5%.

The Company’s annualized return on average assets was 0.56% for the three months ended March 31, 2011, compared with 0.32% for the same period in 2010. The annualized return on average stockholders’ equity was (113.43)% for the three months ended March 31, 2011, compared to 9.22% for the same period in 2010.

Discontinued Operations.  As a result of the sale of two of the Company’s wholly-owned subsidiaries, Marine Bank and Trust and Brown County State Bank, to United Community Bancshares, Inc. on February 26, 2010, the income and expenses of those two banks for the period January 1 through February 26, 2010 are included in “Income (loss) from discontinued operations” in the Company’s consolidated statements of operations.

Net Interest Income. For the three months ended March 31, 2011, net interest income decreased $898 thousand, or 14.6%, to $5.2 million compared with $6.1 million for the same period in 2010. The decrease was primarily due to decreased volumes and yields on loans and securities, partially offset by decreased volumes and rates of most categories of interest-bearing liabilities. For the three months ended March 31, 2011 and 2010, the net interest margin increased by 3 basis points to 2.49% from 2.46% while the net interest spread increased by 6 basis points to 2.36% from 2.30%, respectively.

Interest and dividend income for the three months ended March 31, 2011 decreased $2.1 million, or 17.9%, to $9.5 million compared with $11.5 million for the same period in 2010.  This decrease was due primarily to a decrease in loan interest income of $1.8 million.  Average total loans for the three months ended March 31, 2011 decreased $129.0 million, or 16.7%, to $643.8 million compared with $772.8 million for the same period in 2010, while the average yield on total loans decreased 5 basis points to 5.25% for the same period. Average total investments for the three months ended March 31, 2011 decreased $17.8 million, or 13.8%, to $110.8 million compared with $128.6 million for the same period in 2010, while the average yield on investments decreased 18 basis points to 3.49% for the same period. For the three months ended March 31, 2011, compared to the same period in 2010, the yield on total average earning assets decreased by 12 basis points to 4.50%.

Interest expense for the three months ended March 31, 2011 decreased $1.2 million, or 21.5%, to $4.2 million compared with $5.4 million for the same period in 2010.  This decrease was due primarily to decreases in interest expense on deposits of $1.0 million and interest expense on short-term borrowings of $152 thousand.  Average total interest-bearing deposits for the three months ended March 31, 2011 decreased $119.2 million, or 14.5%, to $704.1 million compared with $823.3 million for the same period in 2010, while the average cost of funds on total interest-bearing deposits decreased 23 basis points to 1.80% for the same period.  The average cost of funds on all categories of deposits decreased in the three months ended March 31, 2011, compared to the same period in 2010, primarily due to the Company reducing deposit rates to align with competitors in an inelastic rate environment.  Average total long-term debt for the three months ended March 31, 2011 decreased $3.6 million, or 4.61%, to $75.3 million compared with $78.9 million for the same period in 2010, primarily due to the paydowns of FHLB advances, while the average cost of funds on long-term debt increased 24 basis points to 5.37% for the same period. For the three months ended March 31, 2011, compared to the same period in 2010, the cost of funds on total average interest-bearing liabilities decreased by 10 basis points to 2.13%.

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

	For the three months ended March 31
	2011			2010
	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate
Assets	(dollars in thousands)
Interest-bearing demand deposits	$72,821	$32	0.18%	$78,271	$78	0.40%
Federal funds sold	10,684	5	0.19%	13,695	8	0.23%
Securities:
Taxable
U.S. treasuries and government agencies	3,567	21	2.35%	-	-	0.00%
Mortgage-backed securities: GSE residential	33,046	241	2.92%	34,183	290	3.39%
Other securities	50,641	499	3.94%	65,639	680	4.14%
Total taxable	87,254	761	3.49%	99,822	970	3.89%
Non-taxable — State and political subdivision (3)	23,518	204	3.47%	28,755	210	2.92%
Loans (net of unearned discount ) (1)(2)	643,819	8,448	5.25%	772,837	10,238	5.30%
Federal Home Loan Bank stock	2,885	3	0.42%	2,900	4	0.55%
Total interest-earning assets	840,981	$9,453	4.50%	996,280	$11,508	4.62%

Cash and due from banks	9,779			10,010
Interest receivable	3,366			3,797
Foreclosed assets held for sale, net	22,806			14,833
Cost method investments in common stock	1,325			1,392
Cash surrender value of life insurance	15,638			15,083
Premises and equipment	23,804			25,444
Other	10,878			22,867
Goodwill	-			-
Intangible assets	1,238			1,922
Allowance for loan loss	(27,803)			(19,001)
Discontinued operations, Assets held for sale	-			172,547

Total assets	$902,012			$1,245,174

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$69,638	$36	0.21%	$68,745	$46	0.27%
Savings deposits	45,645	23	0.20%	48,104	45	0.37%
Money-market deposits	102,085	131	0.51%	133,485	201	0.60%
Time and brokered time deposits	486,747	2,979	2.45%	572,973	3,879	2.71%
Short-term borrowings	10,773	35	1.30%	25,426	187	2.94%
Long term debt	13,428	132	3.93%	17,063	220	5.16%
Junior subordinated debentures	61,858	878	5.68%	61,858	793	5.13%

Total interest-bearing liabilities	790,174	$4,214	2.13%	927,654	$5,371	2.32%

Demand deposits	107,451			99,303
Interest payable	7,468			4,475
Other liabilities	4,147			4,728
Discontinued operations, Liabilities held for sale	-			162,217
Noncontrolling interest	(2,741)			3,517
Stockholders’ equity	(4,487)			43,280

Total liabilities and stockholders’ equity	$902,012			$1,245,174

Interest spread			2.36%			2.30%
Net interest income		$5,239			$6,137
Net interest margin			2.49%			2.46%
Interest-earning assets to interest-bearing liabilities	106.43%			107.40%
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

	For the three months ended March 31, 2011 vs. 2010
	Increase (Decrease) Due to Change in
	Volume	Rate	Total

Increase (decrease) in interest income:
Interest-bearing bank deposits	$(5)	$(41)	$(46)
Federal funds sold	(2)	(1)	(3)
Investment securities:
U.S. Treasuries and Agencies	21	-	21
Mortgage-backed securities: GSE residential	(9)	(40)	(49)
States and political subdivision (1)	(42)	36	(6)
Other securities	(149)	(32)	(181)
Loans (net of unearned discounts)	(1,694)	(96)	(1,790)
Federal Home Loan Bank stock	-	(1)	(1)
Change in interest income	(1,880)	(175)	(2,055)
Increase (decrease) in interest expense:
Interest-bearing transaction deposits	1	(11)	(10)
Savings deposits	(2)	(20)	(22)
Money-market deposits	(43)	(27)	(70)
Time and brokered time deposits	(550)	(350)	(900)
Short-term borrowings	(77)	(75)	(152)
Long-term debt and junior subordinated debentures	(48)	45	(3)
Change in interest expense	(719)	(438)	(1,157)

Increase (decrease) in net interest income	$(1,161)	$263	$(898)

(1) The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.

Provision for Loan Losses. Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses (“ALL”) to a level deemed appropriate by management. For the three months ended March 31, 2011, the provision was a negative $963 thousand, compared with expense of $4.0 million for the same period in 2010. The negative provision in the first quarter of 2011 resulted from the Company’s analysis of the adequacy of its ALL as of March 31, 2011.  That analysis reflected, prior to recording the negative provision, an excess balance in the ALL, primarily due to the reduction in total loans, stabilization of non-performing loan balances and receipt of an updated appraisal in April 2011 to support a substantial reduction of a specific reserve on a commercial real estate loan that was added in the fourth quarter of 2010. The allowance for loan losses at March 31, 2011 was $24.1 million, or 3.88% of total loans, a decrease of $4.1 million from $28.2 million or 4.2% of total loans at December 31, 2010.  Nonperforming loans were $50.3 million, or 8.09% of total loans as of March 31, 2011, compared with $53.3 million, or 6.54% of total loans as of December 31, 2010.  Impaired loans decreased from $89.7 million at December 31, 2010 to $78.7 million at March 31, 2011.  Approximately $3.4 million of this decrease is attributable to one foreclosure on a loan to a commercial real estate developer by both Mercantile Bank and Royal Palm Bank and the subsequent transfer of the property to foreclosed assets held for sale.  The remainder of the decrease was partially due to charge-offs at Royal Palm Bank and Heartland Bank, as well as payments received on impaired loans.  The Company anticipates a portion of the impaired loans will eventually be charged off, but believes it has adequately reserved for these losses based on circumstances existing as of March 31, 2011.

Management has a process in place to review each subsidiary bank’s loan portfolio on a quarterly basis by an independent consulting firm that reports directly to the Audit Committee of the Board of Directors.  The purpose of these quarterly reviews is to assist management in its evaluation of the adequacy of the ALL.  In light of the elevated levels of nonperforming and impaired loans over the past two years, management has increased the frequency and scope of the reviews in areas deemed to have the greatest risk of potential losses. Management’s goal is to identify problems loans as soon as possible, with the hope that early detection and attention to these loans will minimize the amount of the loss.

Noninterest Income. Noninterest income for the three months ended March 31, 2011 increased $267 thousand to $2.2 million compared with $1.9 million for the same period in 2010.  The increase in noninterest income was primarily due to increases in net gains on investments in common stock, partially offset by a decrease in other noninterest income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended March 31
	2011	2010

Fiduciary activities	$614	$581
Brokerage fees	263	299
Customer service fees	334	365
Other service charges and fees	179	139
Net gains (losses) on sales of assets	-	8
Net gains on loan sales	99	92
Net gains on sale of available-for-sale securities	433	-
Loan servicing fees	123	124
Net increase in cash surrender value of life insurance	137	138
Other	18	187

Total noninterest income	$2,200	$1,933

Net gains on sale of available-for-sale securities for the three months ended March 31, 2011 was $433 thousand compared to $0 for the same period in 2010, due to the first quarter 2011 sales of the Company’s remaining equity investments in the common stock of Enterprise Financial Services Corp. and Manhattan Bancorp, Inc., along with 14 thousand shares (of the Company’s total of 135 thousand shares) of the common stock of Paragon National Bank.

Other noninterest income for the three months ended March 31, 2011 decreased $169 thousand to $18 thousand compared with $187 thousand for the same period in 2010, primarily due to fees for providing data processing services to the three former subsidiaries that were sold in December 2009 and February 2010. The last of these services were terminated in the fourth quarter of 2010.

Noninterest Expense. For the three months ended March 31, 2011, noninterest expense decreased $149 thousand, or 1.8% to $8.3 million compared with $8.4 million for the same period in 2010, primarily due to decreases in salaries and employee benefits, partially offset by increases in FDIC deposit insurance premiums and other than temporary losses on available-for-sale and cost method investments.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended March 31
	2011	2010

Salaries and employee benefits	$3,838	$4,405
Net occupancy expense	602	598
Equipment expense	518	563
Deposit insurance premium	661	471
Professional fees	430	491
Postage and supplies	144	148
Losses on foreclosed assets, net	250	212
Amortization of mortgage servicing rights	55	39
Other than temporary impairment losses on cost method investments	202	-
Other	1,567	1,489

Total noninterest expense	$8,267	$8,416

Salaries and employee benefits decreased $567 thousand for the three months ended March 31, 2011 to $3.8 million, from $4.4 million for the same period in 2010, primarily due to an early retirement and reduction in force initiative by the Company in 2010 that resulted in the elimination of 22 full time positions, representing approximately 7.7% of the Company’s workforce prior to implementation of these actions. The Company had 250 full-time equivalent employees at March 31, 2011 compared to 274 at March 31, 2010, restated to exclude discontinued operations.

Deposit insurance premiums increased $190 thousand for the three months ended March 31, 2011 to $661 thousand, from $471 thousand for the same period in 2010, primarily due to increased FDIC assessment rates for all financial institutions in order to replenish the Deposit Insurance Fund to statutory levels, along with increases in the risk-based components of the assessments for each of the Company’s subsidiary banks attributable to the banks’ weakened financial condition.

Other than temporary losses on cost method investments for the three months ended March 31, 2011 was $202 thousand, compared to $0 for the same period in 2010, due to an impairment charge on one of the Company’s cost method investments in the first quarter of 2011.  This impairment was determined based on the difference between the Company’s carrying value and the book value of the investee as of March 31, 2011.
Because the investee’s stock does not trade in an active, open market with readily observable prices, the Company considered book value to be a reasonably accurate estimate of fair value.

Income Taxes Expense (Benefit).  Income tax expense for the three months ended March 31, 2011was $2 thousand compared to a benefit of $1.2 million for the same period in 2010, primarily due to an increase in the valuation allowance related to the Company’s deferred tax assets. During the third quarter of 2010, the Company’s evaluation of the adequacy of the valuation allowance determined that it was no longer more likely than not that it could generate sufficient taxable income to realize the deferred tax assets in future near-term periods as defined by generally accepted accounting principles. Accordingly, the Company recorded an additional valuation allowance in the amount of $10.3 million, representing the full remaining balance of the Company’s and each of its subsidiary banks’ deferred tax assets as of September 30, 2010. As of March 31, 2011 and December 31, 2010, the Company recorded further increases to the valuation allowance of $230 thousand and $8.9 million, respectively, to reduce its net deferred tax assets to $0. For the three months ended March 31, 2011, the Company’s income tax expense based on taxable income before income taxes was offset by an increase in the valuation allowance related to deferred tax assets.

The Company has recognized no increase in its liability for unrecognized tax benefits. The Company files income tax returns in the U.S. federal jurisdiction and the states of Illinois, Missouri, Kansas and Florida jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2007.

Financial Condition
March 31, 2011 Compared to December 31, 2010

Loan Portfolio. Total loans, including loans held for sale, decreased $46.5 million or 6.9% to $622.2 million as of March 31, 2011 from $668.7 million as of December 31, 2010. The Company’s subsidiary banks experienced decreased loan balances in the first three months of 2011 due to seasonal fluctuations, debt paydowns, charge-offs, foreclosures, stricter underwriting standards, and the uncertain economy and the fear of continued recession causing potential borrowers to reduce their spending.  At March 31, 2011 and December 31, 2010, the ratio of total loans to total deposits was 76.1% and 80.3%, respectively. For the same periods, total loans represented 68.8% and 72.0% of total assets, respectively.

The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial and financial	$132,595	21.31%	$146,463	21.90%
Agricultural	9,612	1.54%	11,708	1.75%
Real estate — farmland	14,884	2.39%	15,528	2.32%
Real estate — construction	78,892	12.68%	91,553	13.69%
Real estate — commercial	141,978	22.82%	153,767	23.00%
Real estate — residential (1)	188,469	30.29%	189,479	28.34%
Installment loans to individuals	55,790	8.97%	60,177	9.00%

Total loans	622,220	100.00%	668,675	100.00%

Allowance for loan losses	24,142		28,199
Total loans, including loans held for sale, net of allowance for loan losses	$598,078		$640,476
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

Total nonperforming loans decreased to $50.3 million as of March 31, 2011 from $53.3 million as of December 31, 2010, while total nonperforming loans and nonperforming other assets increased to $76.0 million as of March 31, 2011 from $74.4 million as of December 31, 2010.  Impaired loans decreased from $89.7 million at December 31, 2010 to $78.7 million at March 31, 2011.  Approximately $3.4 million of this decrease is attributable to the foreclosure on one loan to a commercial real estate developer by both Mercantile Bank and Royal Palm Bank and the subsequent transfer of the property to foreclosed assets held for sale.  The remainder of the decrease was partially due to charge-offs at Royal Palm Bank and Heartland Bank, as well as payments received on impaired loans.  The Company anticipates a portion of the impaired loans will eventually be charged off, but believes it has adequately reserved for these losses based on circumstances existing as of March 31, 2011.

Nonperforming other assets is comprised primarily of the carrying value of several foreclosed commercial real estate properties in the Midwest and Florida that the Company intends to sell, with the carrying value representing management’s assessment of the net realizable value in the current market. The ratio of nonperforming loans to total loans increased to 8.09% as of March 31, 2011, from 7.97% as of December 31, 2010. The ratio of nonperforming loans and nonperforming other assets to total loans increased to 12.21% as of March 31, 2011 from 11.12% as of December 31, 2010.

The following table presents information regarding nonperforming assets at the dates indicated:

	March 31, 2011	December 31, 2010

Nonaccrual loans
Commercial and financial	$1,623	$2,579
Agricultural	—	—
Real estate — farmland	540	134
Real estate — construction	25,518	29,892
Real estate — commercial	12,870	9,134
Real estate — residential	2,613	4,041
Installment loans to individuals	228	216

Total nonaccrual loans	43,392	45,996

Loans 90 days past due and still accruing	64	290
Restructured loans	6,870	6,995

Total nonperforming loans	50,326	53,281

Other real estate owned	25,613	21,091
Other foreclosed assets	52	—
Other assets acquired in satisfaction of debt previously contracted	—	—

Total nonperforming other assets	25,665	21,091

Total nonperforming loans and nonperforming other assets	$75,991	$74,372
Nonperforming loans to loans, before allowance for loan losses	8.09%	7.97%
Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	12.21%	11.12%

Allowance for Loan Losses. In originating loans, the Company recognizes that loan losses will be experienced and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. Management has established an allowance for loan losses (“ALL”), which it believes is adequate to cover probable losses inherent in the loan portfolio. Loans are charged off against the ALL when the loans are deemed to be uncollectible. Although the Company believes the ALL is adequate to cover probable losses inherent in the loan portfolio, the amount of the ALL is based upon the judgment of management, and future adjustments may be necessary if economic or other conditions differ from the assumptions used by management in making the determinations. In addition, the Company’s subsidiary banks periodically undergo regulatory examinations, and future adjustments to the ALL could occur based on these examinations.

Based on an evaluation of the loan portfolio, management presents a quarterly review of the ALL to the board of directors, indicating any change in the balance since the last review and any recommendations as to adjustments to the balance. In making its evaluation, management considers the diversification by industry of the commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, and the present level of the ALL.

A model is utilized to determine the specific and general portions of the ALL. Through the loan review process, management assigns one of six loan grades to each loan, according to payment history, collateral values and financial condition of the borrower. The loan grades aid management in monitoring the overall quality of the loan portfolio. Specific reserves are allocated for loans in which management has determined that deterioration has occurred. In addition, a general allocation is made for each loan category in an amount determined based on general economic conditions, historical loan loss experience, and amount of past due loans. Management maintains the ALL based on the amounts determined using the procedures set forth above.

The ALL decreased $4.1 million to $24.1 million as of March 31, 2011 from $28.2 million as of December 31, 2010. Provision for loan losses was a negative $963 thousand and net charge-offs were $3.1 million for the three months ended March 31, 2011. The negative provision resulted from the Company’s analysis of the adequacy of its ALL as of March 31, 2011.  That analysis reflected, prior to recording the negative provision, an excess balance in the ALL, primarily due to the reduction in total loans, stabilization of non-performing loan balances and receipt of an updated appraisal in April 2011 to support a substantial reduction of a specific reserve on a commercial real estate loan that was added in the fourth quarter of 2010. The ALL as a percent of total loans decreased to 3.88% as of March 31, 2011 from 4.22% as of December 31, 2010. As a percent of nonperforming loans, the allowance for loan losses decreased to 47.97% as of March 31, 2011 from 52.93% as of December 31, 2010 attributable to the decrease in the ALL.  The Company believes it has adequately reserved for potential losses based on circumstances existing as of March 31, 2011.

The following table presents for the periods indicated an analysis of the allowance for loan losses and other related data:

	As of and for the Three Months Ended March 31, 2011	As of and for the Year Ended December 31, 2010

Average loans outstanding during year	$643,819	$731,460

Allowance for loan losses:
Balance at beginning of year	$28,199	$18,851

Loans charged-off:
Commercial and financial	1,298	7,411
Agricultural	4	18
Real estate — farmland	—	39
Real estate — construction	1,559	13,057
Real estate — commercial	89	1,355
Real estate — residential	218	3,247
Installment loans to individuals	94	788

Total charge-offs	3,262	25,915

Recoveries:
Commercial and financial	13	83
Agricultural	4	19
Real estate — farmland	—	—
Real estate — construction	2	53
Real estate — commercial	77	3
Real estate — residential	45	58
Installment loans to individuals	27	80

Total recoveries	168	296

Net charge-offs	3,094	25,619
Provision for loan losses	(963)	34,967

Balance at end of year	$24,142	$28,199

Allowance for loan losses as a percent of total loans outstanding at year end	3.88%	4.22%

Allowance for loan losses as a percent of total nonperforming loans	47.97%	52.93%

Ratio of net charge-offs to average total loans	0.48%	3.50%

Concentration of Credit Risk. Included in the Company’s loan portfolio as of March 31, 2011 and December 31, 2010, are approximately $15.3 million and $15.7 million, respectively, of purchased participation loans to borrowers located in areas outside the Company’s normal markets.  Although the Company applies the same underwriting standards to these loans, there may be additional risk associated with those out of the Company’s normal territory.

At March 31, 2011, Heartland had approximately $2.7 million in loans with various customers collateralized by stock in a financial institution closed by regulators in October, 2010.  The Company is currently working with these customers to increase collateral to acceptable levels and believes there are adequate reserves placed against the loans.

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

The Company has classified securities as both available-for-sale and held-to-maturity as of March 31, 2011. Available-for-sale securities are held with the option of their disposal in the foreseeable future to meet investment objectives, liquidity needs or other operational needs. Securities available-for-sale are carried at fair value. Held-to-maturity securities are those securities for which the Company has the positive intent and ability to hold until maturity, and are carried at historical cost adjusted for amortization of premiums and accretion of discounts.

As of March 31, 2011, the fair value of the available for-sale securities was $111.4 million and the amortized cost was $109.5 million for an unrealized gain of $1.9 million.  As of December 31, 2010, the fair value of the available-for-sale securities was $107.3 million and the amortized cost was $105.0 million for an unrealized gain of $2.3 million.  Fluctuations in net unrealized gains and losses on available-for-sale securities are due primarily to increases or decreases in prevailing interest rates for the types of securities held in the portfolio.

As of March 31, 2011, the amortized cost of held-to-maturity securities was $998 thousand, a decrease of $210 thousand from the December 31, 2010 amortized cost of $1.2 million.

As of March 31, 2011, the Company owned approximately $2.9 million of Federal Home Loan Bank stock, including $1.9 million of stock in the Federal Home Loan Bank of Chicago (“FHLB of Chicago”).  During the third quarter of 2007, the FHLB of Chicago received a Cease and Desist Order (“Order”) from their regulator, the Federal Housing Finance Board.  The FHLB of Chicago could continue to provide liquidity and funding through advances, but the Order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. With regard to dividends, the FHLB of Chicago continues to assess its dividend capacity each quarter and make appropriate request for approval.  There were no dividends paid by the FHLB of Chicago during 2010; however, a dividend at an annualized rate of 10 basis points per share was paid on February 14, 2011.

Foreclosed Assets Held for Sale. At March 31, 2011, foreclosed assets increased $4.6 million or 21.7% to $25.6 million from $21.0 million as of December 31, 2010, primarily attributable to the default of several of Royal Palm Bank’s loans in the Florida market, several of Heartland Bank’s purchased participation loans in the Georgia and Arkansas markets, and several of Mercantile Bank’s purchased participation loans in various Midwest markets that resulted in foreclosure on the properties collateralizing the loans.

Other Assets. At March 31, 2011, other assets decreased $5.7 million or 43.2% to $7.5 million from $13.2 million as of December 31, 2010, primarily attributable to the receipt of federal income tax refunds in the first quarter of 2011 relating to the carryback of net operating losses from 2009.

Deposits. Total deposits decreased $15.4 million or 1.8% to $817.8 million as of March 31, 2011 from $833.2 million as of December 31, 2010. Noninterest-bearing deposits increased $11.2 million or 10.0% to $122.9 million as of March 31, 2011 from $111.7 million as of December 31, 2010, while interest-bearing deposits decreased $26.6 million or 3.7% to $694.9 million as of March 31, 2011 from $721.5 million as of December 31, 2010. The majority of the overall decrease in deposits during the first quarter of 2011 was attributable to reduced funding required in the loan portfolio.

Borrowings. The Company utilizes borrowings to supplement deposits in funding its lending and investing activities. Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, US Treasury demand notes, short-term advances from the Federal Home Loan Bank (“FHLB”). Long-term debt consists of long-term advances from the FHLB and junior subordinated debentures.

As of March 31, 2011, short-term borrowings were $10.1 million, a decrease of $3.5 million from $13.7 million as of December 31, 2010. The decrease in short-term borrowings is primarily attributable to withdrawals by the government of US Treasury demand notes and the purchase by the Company of convertible debentures issued by Mid-America to minority shareholders of Mid-America.

Long-term borrowings were $7.0 million as of March 31, 2011, a decrease of $8.0 million from $15.0 million as of December 31, 2010, attributable to a reduction in advances from the FHLB as part of the Company’s overall funding strategy. Included in long-term borrowings as of March 31, 2011 were long-term FHLB borrowings totaling $7.0 million, with maturities ranging from the years 2012 to 2013 and interest rates ranging from 3.25% to 4.52%.

Junior subordinated debentures were $61.9 million at March 31, 2011 and December 31, 2010. Maturities ranged from the years 2035 to 2037 (callable at the Company’s option in 2011, 2015 and 2017), and interest rates ranged from 1.96% to 7.17%. In June 2009, the Company decided to defer regularly scheduled interest payments on its outstanding $61.9 million of junior subordinated notes relating to its trust preferred securities.  The terms of the junior subordinated notes and the trust documents allow the Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty.  During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities.  Also during the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes.  As previously disclosed, the Company had suspended the payment of cash dividends on its outstanding common stock. As of March 31, 2011, the accumulated deferred interest payments totaled $6.6 million.

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

The Company’s most liquid assets are cash and due from banks, interest-bearing demand deposits, and federal funds sold.  The balances of these assets are dependent on the Company’s operating, investing, lending, and financing activities during any given period.  As of March 31, 2011, cash and cash equivalents totaled $112.7 million, an increase of $15.2 million from $97.5 million as of December 31, 2010.  This increase was primarily attributable to additional balances maintained by Mercantile Bank at the Federal Reserve Bank in order to avoid the incurrence of any daylight overdrafts.

The Company’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayment, sales of loans, and capital funds. Additional liquidity is provided by repurchase agreements, junior subordinated debentures and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank.

Capital Resources

Other than the issuance of common stock, the Company’s primary source of capital is net income retained by the Company. During the three months ended March 31, 2011, the Company had net income of $1.3 million and paid no dividends. During the year ended December 31, 2010, the Company incurred a net loss of $44.6 million and paid no dividends. As of March 31, 2011, total Mercantile Bancorp, Inc. stockholders’ deficit was $(2.4) million, an increase of $1.0 million from $(3.5) million as of December 31, 2010.

In recent regulatory guidance, the Board of Governors of the Federal Reserve System has emphasized that voting common stockholders’ equity generally should be the dominant element within Tier 1 capital for bank holding companies and that it is the most desirable element of capital from a supervisory standpoint. The Board of Governors has reiterated that bank holding companies should place primary reliance on common equity and has cautioned bank holding companies against over-reliance on non-common-equity capital elements.

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

As of March 31, 2011, the Company’s total risk-based capital ratio was (0.73)%, Tier 1 risk-based capital ratio was (0.73)%, and its Tier 1 leverage ratio was (0.52)%. The capital ratios fell below the adequately capitalized levels primarily due to continued operating losses at each of its subsidiary banks. The regulatory capital ratios are further reduced by the limitation on trust preferred securities includible in Tier 1 capital, based on the decreased level of core capital.

Without prior approval, the subsidiary banks are restricted as to the amount of dividends that they may declare to the balance of the retained earnings account, adjusted for defined bad debts. In addition, the FDIC has authority to prohibit or to limit the payment of dividends by a bank if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization. The Company and its subsidiary banks are each prohibited from paying any dividends without regulatory consent, pursuant to various regulatory enforcement actions taken at each entity. For further discussion, see the “Regulatory Matters” section of this filing.

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

Mercantile Bank’s net loss in 2010 was primarily due to charge-offs of purchased participations in large commercial real estate developments in various parts of the country. Royal Palm Bank’s operating losses (excluding goodwill impairment) over the past three years were primarily attributable to the severe decline in real estate values in its southwest Florida market, creating both loan losses and write-downs of foreclosed assets. Heartland Bank’s losses over the past three years were largely due to charge-offs of purchased participations from, or loans secured by stock in, unrelated financial institutions banks that have been closed by the FDIC. Although the banks are confident that they have identified the bulk of their asset quality issues and will see improved operating performance in 2011, there can be no assurance that they will not experience additional losses. Due to the net losses incurred by the Company in the last three years, equity capital has been reduced to a level that leaves the Company with very little capacity to absorb further losses. Mercantile Bank is the Company’s largest subsidiary bank, representing approximately 73% of total consolidated assets at March 31, 2011, and although operating under a regulatory Consent Order due to elevated levels of impaired loans, its actual loan losses over the past three years have been lower than the other two banks and it retains significant earnings capacity. However, it is unlikely that Mercantile Bank could generate sufficient earnings to offset continued losses at Royal Palm Bank and Heartland Bank.

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

In March 2011, the FRB conducted a target inspection of the Company that used financial information as of December 31, 2010 and focused on the financial condition and future prospects of the Company as well as compliance with the WA. The FRB’s report was dated April 4, 2011 and noted continued deterioration in financial condition, citing the classification of each of the subsidiary banks as “troubled institutions,” volume of adversely classified assets, net losses incurred in each of the last three years, deficit capital balance and excessive leverage position. Although the Company met most of the requirements of the WA, it was not in full compliance with the provisions related to source of strength and capital, due to the lack of success in implementing its capital-raising initiatives. The FRB report stated that it is imperative that the board and management pursue every opportunity to recapitalize the organization and that the WA will remain in place. See the “Capital Resources” section of this filing for discussion of the Company’s efforts to raise capital through a shareholder rights offering and other strategies.

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

As of March 31, 2011, Mercantile Bank had a Tier 1 leverage capital ratio of 6.82%, Tier 1 risk based capital ratio of 9.64% and a total risk based capital ratio of 10.92%. As of December 31, 2010, Mercantile Bank had a Tier 1 leverage ratio of 6.24%, a Tier 1 risk based capital ratio of 8.57% and a total risk based capital ratio of 9.85% These ratios fell below the level required by the MOU and the Order primarily due to additional provisions for loan losses, and the Company elected not to inject any capital into Mercantile Bank until it determines a course of action to raise capital at the Company level. The FDIC has been notified of the non-compliance, and requested the bank to provide a plan to restore the ratios to the required levels. The Company and Mercantile Bank, with the assistance of their legal and other professional advisors, submitted a plan to the FDIC and IDFPR on April 29, 2011.  The primary focus of the plan involves the Company’s capital-raising initiatives, which, if successful, will provide sufficient liquidity for the Company to make capital contributions that will restore the bank’s capital to the levels mandated by the MOU and the Order.

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

As of December 31, 2010, Royal Palm Bank had a Tier 1 leverage capital ratio of 1.00%, Tier 1 risk based capital ratio of 1.57% and a total risk based capital ratio of 2.96%. These capital ratios fell below the level required by the Order primarily due to additional provisions for loan losses. Due to the Tier 1 leverage ratio falling below 2% as of December 31, 2010, the bank was classified as critically undercapitalized under prompt corrective action guidelines. To address this situation, the Company injected $1.5 million into Royal Palm Bank in February 2011, which increased the capital ratios to the significantly undercapitalized level. The FDIC was notified of the non-compliance with the Order as of December 31, 2010, and requested the bank to provide a plan to restore the ratios to the required levels. The Company and Royal Palm Bank, with the assistance of their legal and other professional advisors, submitted a plan to the FDIC and FOFR on March 15, 2011.  The primary focus of the plan involved the Company’s attempts to recapitalize Royal Palm Bank through a sale of the bank. The FDIC deemed the plan to be unacceptable as filed and requested that a revised plan be submitted by May 25, 2011, incorporating alternative actions to address the bank’s capital deficiencies if the Company is unsuccessful at selling the bank. The Company and Royal Palm Bank intend to submit a revised plan by the due date. The plan will incorporate the Company’s capital-raising initiatives, which, if successful, will provide sufficient liquidity for the Company to make capital contributions that will restore the bank’s capital to the levels mandated by the Order.

As of March 31, 2011, Royal Palm Bank had a Tier 1 leverage capital ratio of 2.48%, Tier 1 risk based capital ratio of 3.79% and a total risk based capital ratio of 5.15%. The FDIC was again notified of the non-compliance with the Order. Due to continuing operating losses projected for the second quarter of 2011, the bank is at risk of its capital ratios dropping to the critically undercapitalized level as of June 30, 2011, without further capital contributions. The Company injected an additional $300 thousand into Royal Palm Bank in April 2011, but has elected not to make any further capital injections until it determines a course of action to raise capital at the Company level.

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

As of March 31, 2011, Heartland had a Tier 1 leverage capital ratio of 4.16%, Tier 1 capital ratio of 5.26%, and total risk based capital ratio of 7.32%. As of December 31, 2010, Heartland had a Tier 1 leverage capital ratio of 4.12%, Tier 1 capital ratio of 5.67%, and total risk based capital ratio of 7.71%. These ratios fell below the level required by the Order primarily due to additional provisions for loan losses, and the Company elected not to inject any capital into Heartland until it determines a course of action to raise capital at the Company level. The FDIC has been notified of the non-compliance, and has requested the bank to provide a plan to restore the ratios to the required levels. The Company and Heartland are working with their legal and other professional advisors to develop a plan, which is expected to be implemented by June 30, 2011. The primary focus of the plan will involve the Company’s capital-raising initiatives, which, if successful, will provide sufficient liquidity for the Company to make capital contributions that will restore the bank’s capital to the levels mandated by the Order.

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

On April 5, 2011, the Company completed the merger of Mid-America Bancorp into the Company, Mid-America Bancorp was dissolved and Heartland Bank became a wholly-owned subsidiary of the Company.  See further discussion in the “General” section of this filing.

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

The Company’s significant accounting policies are integral to understanding the results reported. The Company’s significant accounting policies are described in detail in Note 1 to its consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC on April 15, 2011. The majority of these accounting policies do not require management to make difficult, subjective, or complex judgments or estimates, or the variability of the estimates is not material. However, management has identified the following critical policies.

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

Deferred Taxes.  The Company has maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only net charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. Management considers both positive and negative evidence regarding the ultimate recoverability of the deferred tax assets. Positive evidence includes the existence of taxes paid in available carryback years, available tax planning strategies and the probability that taxable income will be generated in future periods, while negative evidence includes a cumulative loss in the current year and prior year and general business and economic trends. As of March 31, 2011, management has evaluated the recoverability of the net deferred tax asset and established a full valuation allowance for certain federal and state net operating losses and credit carryforwards that are not expected to be fully realized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes since December 31, 2010. For more information regarding quantitative and qualitative disclosures about market risk, please refer to the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2010, and in particular, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Rate Sensitive Assets and Liabilities” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

In addition to the risk factors previously discussed in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company also faces the risk set forth below:

Compliance with NYSE Amex’s continued listing standards. The Company received a notice of noncompliance with the exchanged continued listing standards regarding stockholders’ equity, losses from continuing operations, and net losses. The Company has been requested to submit a plan of compliance to the exchange by May 25, 2011 that demonstrates the Company’s ability to regain compliance with the standards. There is no assurance the Company will be able to submit a plan acceptable to the exchange or, if accepted, to implement such plan successfully.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In addition to its equity interest in Mid-America Bancorp, Inc. (“Mid-America”), the Company also held convertible debentures issued by Mid-America totaling $11,925,000 as of March 31, 2011. Included in the total of $11,925,000 was $1,000,000 of debentures previously held by several minority shareholders of Mid-America.  In March 2011, the Company entered into agreements to purchase the debentures held by the minority shareholders in exchange for issuance of a total of 45,000 shares of the Company’s common stock, valued at approximately $45,000.

There were the following issuer purchases of equity securities (i.e., the Company’s common stock) during the three months ended March 31, 2011:

First Quarter 2011 Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

January	0	N/A	0	$8,128,000
February	0	N/A	0	$8,128,000
March	0	N/A	0	$8,128,000
Total	0	N/A	0

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

Date: May 16, 2011	By:	/s/ Ted T. Awerkamp
Ted T. Awerkamp
President and Chief Executive Officer (principal executive officer)

Date: May 16, 2011	By:	/s/ Michael P. McGrath
Michael P. McGrath
Executive Vice President, Treasurer, Secretary and
Chief Financial Officer
(principal financial officer/ principal accounting officer)