Form 10-Q
period 2011-06-30
Mercantile Bancorp, Inc.
filed 2011-08-15
CIK 1289701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

As of August 12, 2011 the number of outstanding shares of Common Stock, par value $0.4167 per share was 8,748,330.

MERCANTILE BANCORP, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets	3

	Condensed Consolidated Statements of Operations	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6-29

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30-53

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	53

Item 4.	Controls and Procedures	53

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	54
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3.	Defaults Upon Senior Securities	55
Item 5.	Other Information	55
Item 6.	Exhibits	55

	Signatures

Exhibits

	Section 302 Certifications
	Section 906 Certifications
	XBRL Content

PART I
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

MERCANTILE BANCORP, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)
	June 30, 2011	December 31, 2010
	(Unaudited)

Assets
Cash and due from banks	$10,046	$10,585
Interest-bearing demand deposits	91,683	75,593
Federal funds sold	17,657	11,370
Cash and cash equivalents	119,386	97,548
Available-for-sale securities	104,269	107,250
Held-to-maturity securities (fair values of $804 and $1,246)	782	1,208
Loans held for sale	5,148	7,513
Loans, net of allowance for loan losses of $20,435 and $28,199	577,807	632,963
Interest receivable	2,919	3,328
Foreclosed assets held for sale, net	27,220	21,091
Federal Home Loan Bank stock	2,836	2,885
Cost method investments in common stock	1,190	1,392
Mortgage servicing rights	1,113	784
Cash surrender value of life insurance	15,845	15,572
Premises and equipment, net	23,203	23,993
Core deposit and other intangibles, net	426	492
Other assets	6,845	13,162
Total assets	$888,989	$929,181

Liabilities
Deposits
Demand	$118,224	$111,741
Savings, NOW and money market	204,968	227,850
Time	416,796	406,539
Brokered time	61,589	87,084
Total deposits	801,577	833,214
Short-term borrowings	12,854	13,660
Long-term debt	7,000	15,000
Junior subordinated debentures	61,858	61,858
Interest payable	8,516	6,986
Other liabilities	4,222	4,498

Total liabilities	896,027	935,216

Commitments and Contingent Liabilities

Stockholders’ Deficit
Mercantile Bancorp, Inc. stockholders’ deficit
Common stock, $0.42 par value; authorized 30,000,000 shares;
Issued — 8,887,113 shares at June 30, 2011 and December 31, 2010
Outstanding — 8,748,330 shares at June 30, 2011 and 8,703,330 at December 31, 2010	3,648	3,629
Additional paid-in capital	9,315	11,738
Retained deficit	(20,278)	(19,524)
Accumulated other comprehensive income	2,037	2,994
	(5,278)	(1,163)
Treasury stock, at cost
Common; 138,783 shares at June 30, 2011 and 183,783 shares at December 31, 2010	(1,760)	(2,295)

Total Mercantile Bancorp, Inc. stockholders’ deficit	(7,038)	(3,458)

Noncontrolling interest	-	(2,577)

Total stockholders’ deficit	(7,038)	(6,035)

Total liabilities and stockholders’ deficit	$888,989	$929,181

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)
	Three months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest and Dividend Income
Loans, including fees
Taxable	$7,868	$9,759	$16,090	$19,761
Tax exempt	234	236	460	472
Securities
Taxable	781	926	1,542	1,896
Tax exempt	200	296	404	506
Federal funds sold	9	7	14	15
Dividends on Federal Home Loan Bank Stock	2	3	5	7
Deposits with financial institutions and other	42	40	74	118
Total interest and dividend income	9,136	11,267	18,589	22,775

Interest Expense
Deposits	2,939	3,888	6,108	8,059
Short-term borrowings	15	50	50	237
Long-term debt and junior subordinated debentures	964	1,045	1,974	2,058
Total interest expense	3,918	4,983	8,132	10,354

Net Interest Income	5,218	6,284	10,457	12,421

Provision for Loan Losses	1,176	7,150	213	11,140

Net Interest Income (Loss) After Provision For Loan Losses	4,042	(866)	10,244	1,281

Noninterest Income
Fiduciary activities	613	582	1,227	1,163
Brokerage fees	305	357	568	656
Customer service fees	344	418	678	783
Other service charges and fees	438	230	617	369
Net gains on sales of assets	3	-	3	8
Net gains on loan sales	72	126	171	218
Net gains (losses) on sale of available-for-sale securities	(56)	-	377	-
Loan servicing fees	121	123	244	247
Net increase in cash surrender value of life insurance	135	139	272	277
Other	411	225	429	412
Total noninterest income	2,386	2,200	4,586	4,133

Noninterest Expense
Salaries and employee benefits	3,928	4,289	7,766	8,694
Net occupancy expense	575	626	1,177	1,224
Equipment expense	527	606	1,045	1,169
Deposit insurance premium	787	601	1,448	1,072
Professional fees	612	465	1,042	956
Postage and supplies	103	127	247	275
Losses on foreclosed assets, net	270	170	520	382
Amortization of mortgage servicing rights	38	40	93	79
Other than temporary impairment losses on available-for-sale and cost method investments	-	566	202	566
Other	1,492	1,357	3,059	2,846
Total noninterest expense	8,332	8,847	16,599	17,263

Loss from Continuing Operations Before Income Taxes	(1,904)	(7,513)	(1,769)	(11,849)
Income Tax Expense (Benefit)	94	(1,847)	96	(3,037)
Loss from Continuing Operations	(1,998)	(5,666)	(1,865)	(8,812)

Discontinued Operations
Income from discontinued operations (including gain on sale in 2010 of $4,254, net of income tax expense of $2,045)	3	13	824	3,210

Net Loss	(1,995)	(5,653)	(1,041)	(5,602)

Less: Net gain (loss) attributable to the noncontrolling interest	14	(1,178)	(287)	(2,111)

Net Loss attributable to Mercantile Bancorp, Inc.	$(2,009)	$(4,475)	$(754)	$(3,491)

Weighted Average Shares Outstanding	8,748,330	8,703,330	8,733,661	8,703,330
Basic Earnings (Loss) Per Share
Continuing operations	$(0.23)	$(0.51)	$(0.18)	$(0.77)
Discontinued operations	-	-	0.09	0.37
Total Basic Loss Per Share	$(0.23)	$(0.51)	$(0.09)	$(0.40)

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
Six Months Ended June 30	2011	2010
Operating Activities
Net loss before attribution of noncontrolling interest	$(1,041)	$(5,602)
Net loss attributable to noncontrolling interest	(287)	(2,111)
Net loss attributable to Mercantile Bancorp, Inc.	(754)	(3,491)
Items not requiring (providing) cash
Depreciation	789	906
Provision for loan losses	213	11,140
Amortization of premiums and discounts on securities	270	319
Amortization of core deposit intangibles and other purchase accounting adjustments	39	79
Deferred income taxes	-	(860)
Net realized gains on sale of available-for-sale securities	(377)	-
Other-than-temporary impairment losses on available-for-sale and cost method investments	202	566
Losses on foreclosed assets	520	382
Gains on loan sales	(171)	(226)
Amortization of mortgage servicing rights	93	79
Recovery of mortgage servicing rights	(348)	-
Gain on sale of Marine Bank & Trust and Brown County State Bank	(824)	(4,257)
Gains on sale of premises and equipment	(3)	(8)
Federal Home Loan Bank stock dividends	(1)	(5)
Net increase in cash surrender value of life insurance	(272)	(316)
Changes in
Loans originated for sale	(13,554)	(18,855)
Proceeds from sales of loans	16,016	17,473
Interest receivable	409	262
Other assets	6,368	1,463
Interest payable	1,530	1,342
Other liabilities	(259)	(174)
Noncontrolling interest in subsidiary	(287)	(2,111)
Net cash provided by operating activities	9,599	3,708

Investing Activities
Cash received from sales of Marine Bank & Trust and Brown County State Bank	6	14,585
Purchases of available-for-sale securities	(24,373)	(14,152)
Proceeds from maturities of available-for-sale securities	18,430	21,208
Proceeds from the sales of available-for-sale securities	8,907	-
Proceeds from maturities of held-to-maturity securities	427	678
Net change in loans	45,435	31,364
Purchases of premises and equipment	(19)	(30)
Proceeds from sales of premises and equipment	5	-
Proceeds from sales of Federal Home Loan Bank stock	50	-
Proceeds from sales of foreclosed assets	2,814	8,022
Net cash provided by investing activities	51,682	61,675

Financing Activities
Net decrease in demand deposits, money market, NOW and savings accounts	(16,399)	(54,524)
Net decrease in time and brokered time deposits	(15,233)	(38,742)
Net decrease in short-term borrowings	(806)	(6,132)
Repayments of long-term debt	(8,000)	(10,172)
Payment to Mid-America Bancorp, Inc. minority shareholders	(5)	-
Purchase by Mercantile Bancorp, Inc. of Mid-America debenture of $1,000,000 by the issuance of 45,000 shares of common stock:
- Increase in additional paid-in-capital	446	-
- Issuance of treasury stock	535	-
- Issuance of common stock	19	-
Net cash used in financing activities	(39,443)	(109,570)

Increase (Decrease) In Cash and Cash Equivalents	21,838	(44,187)
Cash and Cash Equivalents, Beginning of Period	97,548	123,391

Cash and Cash Equivalents, End of Period	$119,386	$79,204

Supplemental Cash Flows Information
Interest paid	$6,602	$10,146
Income taxes paid (received)	$(5,028)	$(530)
Real estate acquired in settlement of loans	$9,515	$16,693
Purchase of Mid-America debenture from minority shareholders	$(1,000)	$-

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.

Notes to Condensed Consolidated Financial Statements
(table dollar amounts in thousands)

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of Mercantile Bancorp, Inc. (the “Company”) and its wholly and majority owned subsidiaries, Mercantile Bank, Royal Palm Bancorp, Inc. (the sole shareholder of Royal Palm Bank) and Heartland Bank, (“Banks”).  All material inter-company accounts and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements of the Company. These financial statements also include the accounts of Marine Bank & Trust and Brown County State Bank prior to their sales in February 2010 (see Note 11), as well as the accounts of Mid-America Bancorp, Inc. prior to its merger into the Company in April 2011 (see Note 8).

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements for the six months ended June 30, 2011 and 2010.  Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The December 31, 2010 condensed consolidated balance sheet data was derived from the audited financial statements, but certain information and disclosures required by accounting principles generally accepted in the United States of America have been condensed or omitted.

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

FASB Accounting Standards Update 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” In April, 2011, new authoritative accounting guidance was issued to remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  The amendments in ASU No. 2011-03 also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in ASU No. 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted.  The Company will adopt the methodologies prescribed by ASU No. 2011-03 by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

FASB Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  In May 2011, FASB issued ASU No. 2011-04. The amendments in ASU No. 2011-04 generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  ASU No. 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.

The amendments in ASU No. 2011-04 are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The Company will adopt the methodologies prescribed by ASU No. 2011-04 by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

FASB Accounting Standards Update 2011-05, “Amendments to Topic 220, Comprehensive Income.”  In June 2011, FASB issued ASU No. 2011-05.  Under the amendments in ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in ASU No. 2011-05 should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted.  The amendments do not require any transition disclosures.  The Company’s current reporting is in compliance with this amendment.

4. FEDERAL HOME LOAN BANK STOCK

Federal Home Loan Bank stock is stated at cost and is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. As of June 30, 2011, and December 31, 2010, the Company owned approximately $2.9 million of Federal Home Loan Bank stock, including $1.9 million of stock (1,931,404.94 shares) in the Federal Home Loan Bank of Chicago (“FHLB of Chicago”). During the third quarter of 2007, the FHLB of Chicago received a Cease and Desist Order (“Order”) from their regulator, the Federal Housing Finance Board. The Order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. The FHLB of Chicago could continue to provide liquidity and funding through advances, but the Order prohibits capital stock repurchases until a time to be determined by the Federal Housing Finance Board. With regard to dividends, the FHLB of Chicago continues to assess its dividend capacity each quarter and make appropriate requests for approval from its regulator. The FHLB of Chicago did not pay a dividend during 2010; however, dividends at an annualized rate of 10 basis points per share were paid on February 14, 2011 and May 13, 2011. Management performed an impairment analysis and, based on currently available information, determined the investment in the FHLB of Chicago stock was ultimately recoverable as of June 30, 2011 and December 31, 2010.

5. SECURITIES

The amortized cost and fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
June 30, 2011:
U.S. Government agencies	$3,369	$67	$—	$3,436
U.S. Treasury	1,025	—	—	1,025
Mortgage-backed securities: GSE residential	65,711	1,458	(6)	67,163
State and political subdivisions	32,093	643	(275)	32,461
Equity securities	131	53	—	184

	$102,329	$2,221	$(281)	$104,269

Available-for-sale Securities:
December 31, 2010:
U.S. Government agencies	$3,649	$78	$—	$3,727
Mortgage-backed securities: GSE residential	65,094	1,860	(6)	66,948
State and political subdivisions	33,906	714	(658)	33,962
Equity securities	2,314	390	(91)	2,613

	$104,963	$3,042	$(755)	$107,250

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity Securities:
June 30, 2011:
Mortgage-backed securities: GSE residential	$782	$22	$—	$804

December 31, 2010:
Mortgage-backed securities: GSE residential	$1,208	$38	$—	$1,246

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at June 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$6,667	$6,706	$—	$—
One to five years	14,453	15,056	—	—
Five to ten years	14,329	14,163	—	—
After ten years	1,038	997	—	—
	36,487	36,922	—	—
Mortgage-backed securities: GSE residential	65,711	67,163	782	804
Equity securities	131	184	—	—

Totals	$102,329	$104,269	$782	$804

The carrying value of securities pledged as collateral, to secure public deposits, Federal Home Loan Bank advances, repurchase agreements and for other purposes, amounted to $62.1 million at June 30, 2011 and $29.0 million at December 31, 2010.

During the six months ended June 30, 2011, the Company recognized other-than-temporary impairment charges on one of its investments in stock of other financial institutions, which is carried as a cost method investment in common stock. During the six months ended June 30, 2010, the Company recognized other-than-temporary impairment charges of $566 thousand on two of its investments in stock of other financial institutions, which were carried as available-for-sale securities. Impairments are determined based on the difference between the Company’s carrying value and quoted market prices for the stocks as of the report date.  In making the determination of impairment for each of its investments, the Company considered the duration of the loss, prospects for recovery in a reasonable period of time and the significance of the loss compared to carrying value.  As of June 30, 2011, the Company had sold all of its investments in stock of other financial institutions that were carried as available-for-sale.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2011
Mortgage-backed securities: GSE residential	$4,790	$(6)	$—	$—	$4,790	$(6)
State and political subdivisions	10,299	(275)	—	—	10,299	(275)

Total temporarily impaired securities	$15,089	$(281)	$—	$—	$15,089	$(281)

December 31, 2010
Mortgage-backed securities: GSE residential	$2,303	$(6)	$—	$—	$2,303	$(6)
State and political subdivisions	10,608	(657)	114	(1)	10,722	(658)
Equity securities	287	(91)	—	—	287	(91)

Total temporarily impaired securities	$13,198	$(754)	$114	$(1)	$13,312	$(755)

At June 30, 2011, securities in an unrealized loss position in the investment portfolio are minimal. The Company’s mortgage-backed securities and state and political subdivision securities are in a loss position due to interest rate changes, not credit events. Those unrealized losses are considered temporary and the Company has the ability and intent to hold them for the foreseeable future. Their fair value is expected to recover as the investments approach their maturity date or there is a downward shift in interest rates.

6. COST METHOD INVESTMENTS IN COMMON STOCK

The Company has minority investments in the common stock of other community banks, which are not publicly traded, that are recorded under the cost method of accounting.  The Company had investments in three community banks at June 30, 2011 and December 31, 2010 with a carrying value of $1.2 million and $1.4 million, respectively.

The Company’s cost method investments are reviewed for impairment based on each investee’s earnings performance, asset quality, changes in the economic environment, and current and projected future cash flows.  Based on this review, the Company determined one of its investments to be other-than-temporarily impaired due to poor earnings and asset quality. The Company recognized an impairment charge of approximately $202 thousand during the first six months of 2011 on this cost method investment based on the difference between the Company’s cost and the investee’s book value, which was determined to be a reasonable estimate of fair value. No impairment charges were deemed necessary based on the Company’s review of its cost method investments during 2010.

7. LOANS AND ALLOWANCE FOR LOAN LOSSES

Categories of loans, including loans held for sale within residential real estate of $5,148,000 and $7,513,000, at June 30, 2011 and December 31, 2010, respectively, include:

	June 30, 2011	December 31, 2010

Commercial and financial	$136,632	$146,463
Agricultural	9,593	11,708
Real estate - farmland	14,455	15,528
Real estate - construction	73,050	91,553
Real estate - commercial	132,276	153,767
Real estate - residential	183,483	189,479
Consumer	53,901	60,177

Total loans	603,390	668,675

Less
Allowance for loan losses	20,435	28,199

Net loans	$582,955	$640,476

 The Company believes that sound loans are a necessary and desirable means of employing funds available for investment.  Recognizing the Company’s obligations to its depositors and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords.  The Company maintains lending policies and procedures, which focus lending efforts on the types, locations, and duration of loans most appropriate for the Company’s business model and markets. The Company’s principal lending activity is the origination of commercial loans and commercial real estate (“CRE”) loans, 1-4 family residential mortgage loans and consumer loans, but also includes multi-family residential mortgage loans, and home equity lines of credit.  The Company will also consider construction loans, but generally only in relation to 1-4 family homes in core markets, and commercial construction loans the subsidiary banks are willing to put into their regular CRE portfolios. The primary lending market includes the areas surrounding each of the subsidiary banks.  This includes the Quincy, Illinois, Saint Joseph and Savannah, Missouri and Carmel, Indiana markets for Mercantile Bank, the Kansas City area for Heartland Bank, and the Southwest Florida communities of Naples, Marco Island and Fort Myers for Royal Palm Bank. Generally, assets of the borrowers collateralize loans, while individuals also guarantee loans to business entities.  The loans are expected to be repaid from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

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

The board of directors at each subsidiary bank establishes the Company’s policies and loan approval limits.  The Company’s lending activities reflect an underwriting strategy that emphasizes asset quality and fiscal prudence in order to keep capital resources available for the most attractive lending opportunities in the Company’s markets. Lending officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise. When the amount of loans to a borrower exceeds an officer’s lending limit, the loan request goes to either an officer with a higher limit or the Board of Directors loan committee for approval. The Company’s strategy for approving or disapproving loans is to follow conservative loan policies and underwriting practices, which include:

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

Commercial Real Estate Loans. The Company’s banks offer a variety of commercial real estate mortgage loan products that generally are amortized up to twenty years. The rates on these loans usually range from a daily variable rate to a fixed rate for no more than five years. The commercial real estate mortgage loans are collateralized by owner/operator real estate mortgages, as well as investment real estate mortgages. Loans collateralized by commercial real estate mortgages are generally originated in amounts of no more than 80% of the lower of cost or appraised value.

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

At June 30, 2011 and December 31, 2010, the Company held a concentration in commercial real estate loans amounting to $219,781,000 and $260,848,000, respectively.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method at June 30, 2011 and December 31, 2010:

	June 30, 2011
	Commercial & Financial	Agricultural	Real Estate- Farmland	Real Estate- Construction	Real Estate- Commercial	Real Estate- Residential	Installment Loans to Individuals	Total
	(dollars in thousands)
Allowance for loan losses:

For the three months ended June 30, 2011

Balance, beginning of year	$3,156	$34	$66	$11,031	$4,645	$4,023	$1,187	$24,142
Provision (Credit) charged to expense	410	3	(2)	758	(158)	232	(67)	1,176
Losses charged off	289	3	-	4,509	1	118	41	4,961
Recoveries	3	3	-	5	23	20	24	78
Balance, end of period	$3,280	$37	$64	$7,285	$4,509	$4,157	$1,103	$20,435

For the six months ended June 30, 2011

Balance, beginning of year	$4,540	$44	$73	$12,288	$4,625	$5,126	$1,503	$28,199
Provision (Credit) charged to expense	311	(7)	(9)	1,058	(126)	(698)	(316)	213
Losses charged off	1,587	7	-	6,068	90	336	135	8,223
Recoveries	16	7	-	7	100	65	51	246
Balance, end of period	$3,280	$37	$64	$7,285	$4,509	$4,157	$1,103	$20,435

Ending balance:
Individually evaluated for impairment	$928	$-	$-	$3,951	$2,127	$1,224	$717	$8,947
Ending balance:
Collectively evaluated for impairment	$2,352	$37	$64	$3,334	$2,382	$2,933	$386	$11,488

Loans:
Ending balance	$136,632	$9,593	$14,455	$73,050	$132,276	$183,483	$53,901	$603,390
Ending balance:
Individually evaluated for impairment	$8,663	$-	$221	$47,514	$25,178	$5,303	$2,169	$89,048
Ending balance:
Collectively evaluated for impairment	$127,970	$9,593	$14,234	$25,536	$107,098	$178,180	$51,732	$514,343

	December 31 2010
	Commercial & Financial	Agricultural	Real Estate- Farmland	Real Estate- Construction	Real Estate- Commercial	Real Estate- Residential	Installment Loans to Individuals	Total
	(dollars in thousands)
Allowance for loan losses:

Balance, beginning of year	$3,023	$200	$300	$5,840	$2,974	$4,956	$1,558	$18,851
Provision (Credit) charged to expense	8,845	(157)	(188)	19,452	3,003	3,359	653	34,967
Losses charged off	7,411	18	39	13,057	1,355	3,247	788	25,915
Recoveries	83	19	-	53	3	58	80	296
Balance, end of period	$4,540	$44	$73	$12,288	$4,625	$5,126	$1,503	$28,199

Ending balance:
Individually evaluated for impairment	$2,497	$-	$-	$8,509	$2,207	$1,346	$804	$15,363
Ending balance:
Collectively evaluated for impairment	$2,043	$44	$73	$3,779	$2,418	$3,780	$699	$12,836

Loans:
Ending balance	$146,463	$11,708	$15,528	$91,553	$153,767	$189,479	$60,177	$668,675
Ending balance:
Individually evaluated for impairment	$4,726	$-	$-	$52,375	$24,279	$6,004	$2,348	$89,732
Ending balance:
Collectively evaluated for impairment	$141,737	$11,708	$15,528	$39,178	$129,488	$183,475	$57,829	$578,943

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

Activity in the ALL for the periods ended June 30, 2010 were as follows:

	Three months Ended June 30, 2010	Six months Ended June 30, 2010

Balance, beginning of period	$18,917	$18,851
Provision charged to expense	7,150	11,140
Losses charged off, net of recoveries of $46 and $124, respectively	3,459	7,383
Balance, end of period	$22,608	$22,608

For the six months ended June 30, 2011, provision for loan loss expense was $213 thousand, compared with $11.1 million for the same period in 2010. The year-over-year decrease was partially due to a negative provision of $963 thousand in the first quarter of 2011 compared to $3.9 million for the same period in 2010. The Company’s analysis of the adequacy of its ALL as of March 31, 2011 reflected, prior to recording the negative provision, an excess balance in the ALL, primarily due to the reduction in total loans, stabilization of non-performing loan balances and receipt of an updated appraisal in April 2011 to support a substantial reduction of a specific reserve on a commercial real estate loan that was added in the fourth quarter of 2010. For the three months ended June 30, 2011, provision for loan loss expense was $1.2 million, compared with $7.2 million for the same period in 2010.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on all loans at origination. In addition, lending relationships over $500,000, new commercial and commercial real estate loans, and watch list credits are reviewed at least annually by management in order to verify risk ratings. The Company uses the following definitions for risk ratings:

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2011 and December 31, 2010:

	Commercial & Agricultural		Commercial Real Estate		Residential Real Estate		Consumer
Rating:	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010

Pass	$126,393	$133,363	$126,739	$167,302	$168,304	$171,904	$51,317	$57,760
Special Mention	8,027	15,076	20,128	17,523	4,728	3,988	415	70
Substandard	7,320	2,130	72,914	74,252	5,302	6,074	2,169	2,345
Doubtful	1,343	2,712	-	1,770	-	-	-	2
Total	$143,083	$153,281	$219,781	$260,847	$178,334	$181,966	$53,901	$60,177

	Loans Held for Sale		Floor Plan Loans		Total Loans
Rating:	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010

Pass	$5,148	$7,513	$3,143	$4,891	$481,044	$542,733
Special Mention	-	-	-	-	33,298	36,657
Substandard	-	-	-	-	87,705	84,801
Doubtful	-	-	-	-	1,343	4,484
Total	$5,148	$7,513	$3,143	$4,891	$603,390	$668,675

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

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

Commercial and financial	$5,281	$1,522	$1,051	$7,854	$128,778	$136,632	$7
Agricultural	1	3	1	5	9,588	9,593	1
Real estate - farmland	187	—	—	187	14,268	14,455	—
Real estate - construction	236	—	20,329	20,565	52,485	73,050	—
Real estate - commercial	7,026	109	8,097	15,232	117,044	132,276	—
Real estate - residential	3,718	488	2,046	6,252	177,231	183,483	22
Installment loans to individuals	362	81	77	520	53,381	53,901	57
Total	$16,811	$2,203	$31,601	$50,615	$552,776	$603,390	$87

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
Commercial and financial	$112	$243	$2,284	$2,639	$143,824	$146,463	$—
Agricultural	—	—	2	2	11,706	11,708	2
Real estate - farmland	357	—	—	357	15,171	15,528	—
Real estate - construction	2,606	5,480	21,816	29,902	61,651	91,553	—
Real estate - commercial	1,878	1,779	9,133	12,790	140,977	153,767	—
Real estate - residential	1,632	2,496	3,347	7,475	182,004	189,479	262
Installment loans to individuals	220	150	43	413	59,764	60,177	27
Total	$6,805	$10,148	$36,625	$53,578	$615,097	$668,675	$291

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when, based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. The Company defines impaired loans as all loans classified as “substandard”, “doubtful” or “loss”. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

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

Impairment is measured on a loan-by-loan basis by either the present value of the expected future cash flows, the loan’s observable market value, or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.  Significant restructured loans are considered impaired in determining the adequacy of the ALL.

The Company actively seeks to reduce its investment in impaired loans.  The primary tools to work through impaired loans are settlement with the borrowers or guarantors, foreclosure of the underlying collateral, or restructuring.

The Company will restructure loans when the borrower is unable to comply with the terms of the loan, but can demonstrate the ability to meet acceptable restructured terms.  Restructurings generally include one or more of the following restructuring options; reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection.  Restructured loans in compliance with modified terms are classified as impaired.

At June 30, 2011 the Company had approximately $5.7 million in troubled debt restructurings that were classified as impaired including $2.3 million in construction real estate loans, $428 thousand in residential real estate loans, $2.8 million in commercial real estate loans, and $171 thousand in commercial loans.  In addition to these amounts, the Company had troubled debt restructurings totaling approximately $6.4 million, also classified as impaired, that were performing in accordance with their modified terms including $3.4 million in construction real estate loans, $107 thousand in residential real estate loans, and $2.9 million in commercial real estate loans.

The following tables present impaired loans as of June 30, 2011 and December 31, 2010:

	Six Months Ending June 30, 2011					Three Months Ending June 30, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:

Commercial and agriculture	$6,457	$6,457	$—	$4,271	$234	$3,292	$220
Commercial real estate	24,400	24,400	—	32,745	469	28,733	282
Residential real estate	1,570	1,570	—	2,158	23	1,648	12
Consumer	—	—	—	2	—	—	—

Loans with a specific valuation allowance:

Commercial and agriculture	2,206	2,206	928	2,424	63	2,421	22
Commercial real estate	48,513	48,513	6,078	42,000	578	42,056	372
Residential real estate	3,733	3,733	1,224	3,533	99	3,521	69
Consumer	2,169	2,169	717	2,257	27	2,216	13

Total:

Commercial	$81,576	$81,576	$7,006	$81,440	$1,344	$76,502	$896
Residential	$5,303	$5,303	$1,224	$5,691	$122	$5,169	$81
Consumer	$2,169	$2,169	$717	$2,259	$27	$2,216	$13

	December 31, 2010
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:

Commercial and agriculture	$987	$987	$—	$2,283	$177
Commercial real estate	25,984	25,984	—	46,808	1,489
Residential real estate	1,626	1,626	—	4,784	41
Consumer	—	—	—	—	—

Loans with a specific valuation allowance:

Commercial and agriculture	3,739	3,739	2,497	2,927	171
Commercial real estate	50,670	50,670	10,716	37,726	1,402
Residential real estate	4,378	4,378	1,346	4,293	63
Consumer	2,348	2,348	804	1,930	104

Total:

Commercial	$81,380	$81,380	$13,213	$89,744	$3,239
Residential	$6,004	$6,004	$1,346	$9,077	$104
Consumer	$2,348	$2,348	$804	$1,930	$104

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the Company’s nonaccrual loans at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010

Commercial and financial	$1,274	$2,579
Agricultural	—	—
Real estate - farmland	—	134
Real estate - construction	20,329	29,892
Real estate - commercial	11,712	9,134
Real estate - residential	2,331	4,041
Installment loans to individuals	154	216
Total	$35,800	$45,996

 For the six month period ended June 30, 2011 and year ended December 31, 2010, the Company recognized interest income on impaired loans of $1,493,000 and $3,447,000, respectively.  On a cash basis, the Company recognized interest income on impaired loans of  $1,399,000 and $4,475,000 for the six month period ended June 30, 2011 and year ended December 31, 2010, respectively.

8. CAPITAL AND OPERATING MATTERS

Stockholders’ deficit at June 30, 2011 was $(7,038,000) compared to $(6,035,000) as of December 31, 2010, a decrease of $1,003,000 or 16.6%. The decrease was primarily due to the net loss recorded during the six months ended June 30, 2011, as well as adjustments related to the acquisition of convertible debentures issued by Mid-America Bancorp, Inc. (“Mid-America”), the conversion of those debentures into common stock of Mid-America and the merger of Mid-America into the Company. Prior to conversion of the Mid-America debentures, Mid-America had negative stockholders’ equity. The conversion and subsequent merger of Mid-America into the Company resulted in the transfer of the minority interest portion of Mid-America’s negative equity to the Company. Mid-America was formerly the sole shareholder of Heartland Bank.

Prior to April 4, 2011, in addition to its ownership of 55.5% of the outstanding voting stock of Mid-America, the Company also held convertible debentures issued by Mid-America totaling $11,925,000. Included in the total of $11,925,000 was $1,000,000 of debentures previously held by several minority shareholders of Mid-America.  In March 2011, the Company purchased the debentures held by the minority shareholders in exchange for issuance of a total of 45,000 shares of the Company’s common stock, valued at approximately $45,000. The debentures paid interest at a rate of 5% per annum, had a maturity date of March 31, 2011 and were convertible at the holder’s option into common stock of Mid-America. Because these instruments represented inter-company transactions, they were eliminated on a consolidated basis and excluded from the Company’s financial statements. The purchase of the debenture at a discount was reflected as an increase in Mercantile Bancorp, Inc. stockholders’ deficit of approximately $1,000,000.

On April 4, 2011, the Company exercised its option to convert all of the debentures into additional shares of Mid-America common stock, thereby increasing its equity ownership of Mid-America to 91.5%. Pursuant to the State of Kansas Corporation Code, a corporation owning at least 90% of the outstanding shares of each class of stock of a subsidiary may merge such subsidiary into itself. On February 25, 2011, the Company’s board of directors had approved the merger of Mid-America into the Company and directed the Company’s officers to file the required Certificate of Ownership and Merger with the Kansas Secretary of State. The Company’s board of directors had further authorized the payment of a total of $5,000 for the surrender and cancellation of all shares of Mid-America common stock not owned by the Company, on a pro rata basis to the holders of such shares. On April 5, 2011, the Company completed the merger of Mid-America into the Company, Mid-America was dissolved and Heartland Bank became a wholly-owned subsidiary of the Company.

As a result of the merger of Mid-America into the Company, total Mercantile Bancorp, Inc. stockholders’ equity decreased by approximately $2,800,000, representing the acquisition of the minority shareholders’ interest in the negative equity capital of Mid-America that was reported as Noncontrolling interest on the Company’s balance sheet prior to the merger.  Beginning April 5, 2011, the Company’s consolidated statements of operations include 100% of the net income or loss of Heartland Bank.

The Company and Bank’s actual capital amounts and ratios at June 30, 2011 and December 31, 2010 are presented in the following tables:

	Actual		Minimum for Capital Adequacy Purposes		Minimum Capital Requirement per Formal Agreement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011
Total capital (to risk-weighted assets)
Consolidated	(9,401)	(1.5)%	50,927	8.00%	N/A	N/A
Mercantile Bank	52,201	11.2%	37,448	8.00%	56,173	12.00%
Heartland Bank	6,998	7.4%	7,588	8.00%	12,331	13.00%
Royal Palm Bank of Florida	3,781	5.2%	5,796	8.00%	8,695	12.00%

Tier 1 capital (to risk-weighted assets)
Consolidated	(9,401)	(1.5)%	25,464	4.00%	N/A	N/A
Mercantile Bank	46,241	9.9%	18,724	4.00%	N/A	N/A
Heartland Bank	4,977	5.3%	3,794	4.00%	N/A	N/A
Royal Palm Bank of Florida	2,801	3.9%	2,898	4.00%	7,246	10.00%

Tier 1 capital (to average assets)
Consolidated	(9,401)	(1.1)%	35,619	4.00%	N/A	N/A
Mercantile Bank	46,241	7.0%	26,290	4.00%	52,579	8.00%
Heartland Bank	4,977	4.0%	4,973	4.00%	11,188	9.00%
Royal Palm Bank of Florida	2,801	2.5%	4,443	4.00%	8,885	8.00%

	Actual		Minimum for Capital Adequacy Purposes		Minimum Capital Requirement per Formal Agreement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total capital (to risk-weighted assets)
Consolidated	(7,021)	(1.0)%	55,900	8.00%	N/A	N/A
Mercantile Bank	50,215	9.9%	40,783	8.00%	61,175	12.00%
Heartland Bank	8,198	7.7%	8,507	8.00%	12,760	13.00%
Royal Palm Bank of Florida	2,332	3.0%	6,409	8.00%	9,614	12.00%

Tier 1 capital (to risk-weighted assets)
Consolidated	(7,021)	(1.0)%	27,950	4.00%	N/A	N/A
Mercantile Bank	43,701	8.6%	20,392	4.00%	N/A	N/A
Heartland Bank	6,024	5.7%	4,253	4.00%	N/A	N/A
Royal Palm Bank of Florida	1,237	1.6%	3,205	4.00%	8,012	10.00%

Tier 1 capital (to average assets)
Consolidated	(7,021)	(0.7)%	38,894	4.00%	N/A	N/A
Mercantile Bank	43,701	6.2%	28,027	4.00%	56,055	8.00%
Heartland Bank	6,024	4.1%	5,847	4.00%	11,693	9.00%
Royal Palm Bank of Florida	1,237	1.0%	4,954	4.00%	9,908	8.00%

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

Applicable federal prompt corrective action regulations for banks provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Based on regulatory capital standards, as of June 30, 2011, Mercantile Bank is well-capitalized, Royal Palm Bank is significantly undercapitalized, and Heartland Bank is undercapitalized. Undercapitalized institutions are subject to close monitoring by their federal bank regulator, restrictions on asset growth and expansion, and other significantly greater regulatory restrictions than apply to well-capitalized or adequately capitalized institutions.

The Company estimates the need to raise approximately $19 million to return each of the Banks to compliance with its Consent Order. Given the current economic environment, there can be no assurance the Company will be able to raise the estimated capital needed.

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the ASC 820 hierarchy in which their fair value measurements fall as of June 30, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements Using
June 30, 2011	Fair Value	Quotes Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government agencies	$3,436	$—	$3,436	$—
U.S. Treasury	1,025	1,025	—	—
Mortgage-backed securities: GSE residential	67,163	—	67,163	—
State and political subdivisions	32,461	—	32,461	—
Equity securities – common stock in other financial institutions	184	86	—	98

	$104,269	$1,111	$103,060	$98

		Fair Value Measurements Using
December 31, 2010	Fair Value	Quotes Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government agencies	$3,727	$—	$3,727	$—
Mortgage-backed securities: GSE residential	66,948	—	66,948	—
State and political subdivisions	33,962	—	33,962	—
Equity securities – common stock in other financial institutions	2,613	2,516	—	97

	$107,250	$2,516	$104,637	$97

Management values Level 3 securities based on exit prices for which management believes it could receive if they were to sell these securities. This value approximates costs for a majority of these investments. There were no changes in valuation techniques for the Level 3 securities during the period. The change in fair value of assets measured using significant unobservable (Level 3) inputs on a recurring basis for the three and six months ended June 30, 2011 and 2010 is summarized as follows (in thousands):

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2011	2010	2011	2010

Beginning balance	$98	$97	$97	$135
Total realized and unrealized gains and losses:
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Purchases, issuances and settlements	—	—	1	(38)
Transfers in and/or out of Level 3	—	—	—	—

Balance, June 30	$98	$97	$98	$97

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—	$—

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

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.  Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy. Fair value adjustments on impaired loans were $7.0 million at June 30, 2011 compared to $14.7 million at December 31, 2010, and $15.7 million at June 30, 2010.

Foreclosed Assets Held for Sale – Other real estate consists of properties obtained through foreclosure or in satisfaction of loans.  These properties are reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is recorded as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a component of the income statement. Fair value adjustments on foreclosed assets held for sale were $384 thousand at June 30, 2011 compared to $6.7 million at December 31, 2010, and $70 thousand at June 30, 2010.

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis during the period and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at June 30, 2011 and December 31, 2010:

		Fair Value Measurements Using
Carrying value at June 30, 2011	Fair Value	Quotes Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$30,776	$—	$—	$30,776
Foreclosed assets held for sale	873	—	—	873
Cost method investments	298	—	—	298
Mortgage servicing rights	1,113	—	—	1,113

		Fair Value Measurements Using
Carrying value at December 31, 2010	Fair Value	Quotes Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$48,611	$—	$—	$48,611
Foreclosed assets held for sale	12,860	—	—	12,860
Mortgage servicing rights	784	—	—	784

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

The estimation methodologies used, the estimated fair values, and the recorded book balances at June 30, 2011 and December 31, 2010, were as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$119,386	$119,386	$97,548	$97,548
Available-for-sale securities	104,269	104,269	107,250	107,250
Held-to-maturity securities	782	804	1,208	1,246
Loans held for sale	5,148	5,148	7,513	7,513
Loans, net of allowance for loan losses	577,807	608,593	632,963	657,110
Federal Home Loan Bank stock	2,836	2,836	2,885	2,885
Cost method investments in common stock	1,190	1,190	1,392	1,392
Interest receivable	2,919	2,919	3,327	3,328

Financial liabilities
Deposits	801,577	798,536	833,214	827,922
Short-term borrowings	12,854	12,854	13,660	13,660
Long-term debt and junior subordinated debentures	68,858	38,460	76,858	46,449
Interest payable	8,516	8,516	6,986	6,986

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

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

10. INCOME TAXES

A reconciliation of income tax expense (benefit) on continuing operations at the statutory rate to the Company’s actual income tax expense (benefit) is shown below:

	Six Months Ended June 30, 2011	Twelve Months Ended December 31, 2010

Computed at the statutory rate (35%)	$(619)	$(14,924)
Increase (decrease) resulting from
Graduated tax rates	18	426
Tax exempt income	(281)	(620)
State income taxes	(294)	(2,190)
Increase in cash surrender value of life insurance	(93)	(193)
Changes in the deferred tax asset valuation allowance	1,487	29,767
Other	(122)	(19)

Actual tax expense	$96	$12,247

The tax effects of temporary differences related to deferred taxes shown on the balance sheets are as follows:

	June 30, 2011	December 31, 2010
Deferred tax assets
Allowance for loan losses	$7,683	$9,708
Accrued compensated absences	124	135
Deferred compensation	846	801
Accrued postretirement benefits	135	132
Deferred loss on investments	2,460	2,304
Capital loss carryforward on disposal of HNB	3,111	3,465
Net operating loss carryforward	20,048	16,617
Deferred loan fees	51	48
Alternative minimum tax credits	1,074	1,074
Other	3,512	3,475

	39,044	37,759

Deferred tax liabilities
Federal Home Loan Bank stock dividends	258	251
Depreciation	484	510
State taxes	1,031	1,031
Mortgage servicing rights	444	302
Unrealized gains on available-for-sale securities	662	822
Purchase accounting adjustments	93	89
Other	169	165

	3,141	3,170

Net deferred tax asset before valuation allowance	35,903	34,589

Valuation allowance
Beginning balance	$(34,589)	$(5,590)
Increase during the period	(1,487)	(29,767)
Decrease during the period resulting from the elimination to discontinuing operations	322	—
(Increase) decrease during the period	(149)	768

Ending balance	(35,903)	(34,589)

Net deferred tax asset	$—	$—

As of June 30, 2011, the Company had $48.6 million of net operating loss carryforwards, which will expire in 15-20 years. The Company has recognized a valuation allowance on a portion of the operating losses that have been determined not to be utilizable based on management’s analysis.

As of June 30, 2011, the Company had $1.1 million of alternative minimum tax credits available to offset future federal income taxes.  The credits have no expiration date.

11. DISCONTINUED OPERATIONS

The Company completed the sale of Marine Bank & Trust (“Marine Bank”) and Brown County State Bank (“Brown County”) to United Community Bancorp, Inc. (“United”), of Chatham, Illinois for approximately $25.8 million on February 26, 2010.The transaction originally resulted in a pre-tax gain of approximately $4,254,000. However, at the time of the sale, the Company entered into a letter agreement with United whereby the Company would be entitled to a portion of principal payments on two specified loan participations received by United subsequent to the sale. As of June 30, 2011, the Company has received approximately $857,000 in accordance with the letter agreement, increasing the pre-tax gain to approximately $5,111,000. Certain adjustments were recorded relating to the sale resulting in a gain of $818,000 during the first quarter of 2011.

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

The following table summarizes the income and expenses of the discontinued operations for the periods ended June 30, 2011 and 2010, including Marine Bank and Brown County:

	Three Months Ended June		Six Months Ended June
	2011	2010	2011	2010

Interest and dividend income	$—	$—	$—	$2,206
Interest expense	—	—	—	572
Net interest margin	—	—	—	1,634

Provision for loan loss	—	—	—	48
Gain on Sale of Marine and Brown County	—	—	—	4,254
Noninterest income	3	13	824	281
Noninterest expense	—	—	—	866

Net income (loss) before taxes	3	13	824	5,255

Income tax expense	—	—	—	2,045

Net income	$3	$13	$824	$3,210

12. MORTGAGE SERVICING RIGHTS

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

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balances of mortgage loans serviced for others was approximately $197.3 million and $199.7 million at June 30, 2011 and December 31, 2010, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $1.4 million and $1.2 million at June 30, 2011 and December 31, 2010, respectively.

The aggregate estimated fair value of capitalized mortgage servicing rights at June 30, 2011 and December 31, 2010 totaled $1.2 million and $1.1 million, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

	2011	2010
Mortgage servicing rights
Balance, beginning of year	$784	$885
Servicing rights capitalized	193	709
Recovery of MSR income	349	—
Amortization of servicing rights	(93)	(341)
	1,233	1,253
Valuation allowance	(120)	(469)

	$1,113	$784

Activity in the valuation allowance for mortgage servicing rights was as follows:

	2011	2010

Balance, beginning of year	$469	$366
Additions	—	103
Reductions	(349)	—

Balance, end of year	$120	$469

13. OFF BALANCE SHEET CREDIT COMMITMENTS

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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Commitments to originate loans totaled $6.4 million at June 30, 2011 and $13.7 million at December 31, 2010. The commitments extend over varying periods of time with the majority being disbursed within a one-year period. At June 30, 2011 and December 31, 2010, the Company had granted unused lines of credit to borrowers totaling $76.5 million and $76.8 million, respectively, for commercial lines and open-end consumer lines.

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $7.0 million at June 30, 2011 and $7.6 million at December 31, 2010. At June 30, 2011, the outstanding standby letters of credit had a weighted average term of approximately one year. As of June 30, 2011 and December 31, 2010, no liability for the fair value of the Company’s potential obligations under these guarantees has been recorded since the amount is deemed immaterial.

14. COMPREHENSIVE LOSS

Comprehensive loss components and related taxes were as follows:

	For the Three Months Ended June 30,
	2011	2010

Net loss	$(1,995)	$(5,653)

Other comprehensive income (loss):
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $(21) for 2011 and $(279) for 2010	4	(477)
Less reclassification adjustment for the sale of Marine Bank & Trust and Brown County State Bank	—	—
Less reclassification adjustment for realized gains included in income, net of tax expense of $21 for 2011	(35)	—
Less reclassification adjustment for other than temporary losses included in income, net of tax benefit of $(215) for 2010	—	(351)
Total unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $0 for 2011 and $(64) for 2010	39	(126)

Adjustment of ASC 715 (formerly SFAS 158) liability, net of tax benefit of $(10) for 2011 and $(10) for 2010	17	17
Plus valuation allowance on deferred tax asset on defined benefit post-retirement liability	11	—

Total other comprehensive income (loss), net of tax	67	(109)

Comprehensive loss	(1,928)	(5,762)

Comprehensive income (loss) attributable to the noncontrolling interest	14	(1,178)

Comprehensive loss attributable to Mercantile Bancorp, Inc.	$(1,942)	$(4,584)

	For the Six Months Ended June 30,
	2011	2010

Net loss	$(1,041)	$(5,602)

Other comprehensive income (loss):
Unrealized depreciation on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense of $(94) for 2011 and $72 for 2010	(108)	(175)
Less reclassification adjustment for the sale of Marine Bank & Trust and Brown County State Bank	818	—
Less reclassification adjustment for realized gains included in income, net of tax expense of $143 for 2011	234	—
Less reclassification adjustment for other than temporary losses included in income net of tax benefit of $(77) for 2011 and $(215) for 2010	(125)	(351)
Total unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $(160) for 2011 and $143 for 2010	(1,035)	176

Plus valuation allowance on deferred tax liability on available-for-sale securities	(160)	—
Adjustment of SFAS 158 liability, net of tax expense of $10 for 2011 and $10 for 2010	17	18
Plus valuation allowance on deferred tax asset on defined benefit post-retirement liability	11	—

Total other comprehensive income (loss), net of tax	(1,167)	194

Comprehensive loss	(2,208)	(5,409)

Comprehensive loss attributable to the noncontrolling interest	(287)	(2,111)

Comprehensive loss attributable to Mercantile Bancorp, Inc.	$(1,921)	$(3,298)

15. GOING CONCERN CONSIDERATIONS

As a result of the effects of the economic downturn and the losses generated by the Company in the last several years, the capital of the Company and the Banks has been significantly depleted. The Banks have experienced significant increases in non-performing assets, impaired loans and loan loss provisions, resulting in the imposition of Consent Orders at each of the Banks and a Written Agreement at the Company. For further discussion of these regulatory enforcement actions, see Part 1, Item 2 of this filing under the heading “Regulatory Matters.” Management is currently attempting to raise additional capital that will provide the Company with the necessary liquidity to return the Banks to compliance with regulatory capital requirements of the Consent Orders. The Company’s ability to raise capital is contingent on the current capital markets and the Company’s financial performance. Available capital markets are not currently favorable and the Company cannot be certain of its ability to raise capital on any terms.

The losses reported by the Company in the last several years were primarily due to large provisions for loan losses, other-than-temporary impairment losses on available-for-sale and cost method investments, goodwill impairment charges and the establishment of a valuation allowance against the Company’s deferred tax asset. Prior to sustaining these losses the Company had a history of profitable operations. The return to profitable operations is contingent on the overall economic recovery and the stability of collateral values of the real estate that secures many of the Company’s loans.

While the Company believes that it may be able to raise sufficient capital to meet its capital requirements and manage loan losses in the near term until such time that the overall economy improves without having to liquidate assets, the realization of assets in other-than-normal course of business in order to provide liquidity could result in additional losses to be reflected in the Company’s financial statements. For further discussion of the Company’s efforts to raise capital, see Part 1, Item 2 of this filing under the heading “Capital Resources”.

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

Many possible factors or events could affect the future financial results and performance of the Company and could cause those financial results or performance to differ materially from those expressed in the forward-looking statement. These possible events or factors include, without limitation:

●	the effects of current and future business and economic conditions in the markets the Company serves change or are less favorable than it expected;

●	deposit attrition, operating costs, customer loss and business disruption are greater than the Company expected;

●	competitive factors including product and pricing pressures among financial services organizations may increase;

●
the effects of changes in interest rates on the level and composition of deposits, loan demand, the values of loan collateral, securities and interest sensitive assets and liabilities may lead to a reduction in the Company’s net interest margins;

●	changes in market rates and prices may adversely impact securities, loans, deposits, mortgage servicing rights, and other financial instruments;

●
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

●	personal or commercial bankruptcies increase;

●
the Company’s ability to expand and grow its business and operations, including the establishment of additional branches and acquisition of additional banks or branches of banks, may be more difficult or costly than the Company expected;

●	changes in accounting principles, policies or guidelines;

●
credit risks, including credit risks resulting from the devaluation of collateral debt obligations and/or structured investment vehicles on the capital markets to which the Company currently has no direct exposure;

●	the failure of assumptions underlying the Company’s deferred tax valuation assumptions;

●	the failure of assumptions underlying the establishment of the Company’s allowance for loan losses;

●
construction and development loans are based upon estimates of costs and value associated with the complete project.  These estimates may be inaccurate, and cause the Company to be exposed to more losses on these projects than on other loans;

●	changes occur in the securities markets;

●	technology-related changes may be harder to make or more expensive than the Company anticipated;

●	worldwide political and social unrest, including acts of war and terrorism;

●	changes occur in monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board;

●	impairment of the goodwill and core deposit intangibles the Company has recorded with acquisitions and the resulting adverse impact on the Company’s profitability; and

●	the occurrence of any event, change or other circumstance that could result in the Company’s failure to develop and implement successfully capital raising and debt restructuring plans.

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

General

Mercantile Bancorp, Inc. is a three-bank holding company headquartered in Quincy, Illinois with 12 banking facilities (11 full service offices and 1 stand-alone drive-up facility) serving 9 communities located throughout west-central Illinois, central Indiana, western Missouri, eastern Kansas and southwestern Florida. The Company is focused on meeting the financial needs of its markets by offering competitive financial products, services and technologies. It is engaged in retail, commercial and agricultural banking, and its core products include loans, deposits, trust, and investment management.  The Company derives substantially all of its net income from its subsidiary banks.

Wholly Owned Subsidiaries.  As of June 30, 2011, the Company was the sole shareholder of the following banking subsidiaries:

●	Mercantile Bank (“Mercantile Bank”), located in Quincy, Illinois; and
●	Royal Palm Bancorp, Inc. (“Royal Palm”), the sole shareholder of Royal Palm Bank of Florida (“Royal Palm Bank”), located in Naples, Florida.
●	Heartland Bank (“Heartland Bank”), located in Leawood, Kansas

Prior to April 4, 2011, the Company owned 55.5% of the outstanding voting stock of Mid-America Bancorp, Inc. (“Mid-America”), which was the sole shareholder of Heartland Bank. In addition to its equity interest in Mid-America, the Company also held convertible debentures issued by Mid-America totaling $11.9 million. Included in the total of $11.9 million was $1.0 million of debentures previously held by several minority shareholders of Mid-America.  In March 2011, the Company purchased the debentures held by the minority shareholders in exchange for issuance of a total of 45 thousand shares of the Company’s common stock, valued at approximately $45 thousand. The debentures paid interest at a rate of 5% per annum, had a maturity date of March 31, 2011 and were convertible at the holder’s option into common stock of Mid-America. Because these instruments represented inter-company transactions, they were eliminated on a consolidated basis and excluded from the Company’s financial statements.

On April 4, 2011, the Company exercised its option to convert the debentures into additional shares of Mid-America common stock, thereby increasing its equity ownership of Mid-America to 91.5%. Pursuant to the State of Kansas Corporation Code, a corporation owning at least 90% of the outstanding shares of each class of stock of a subsidiary may merge such subsidiary into itself. On February 25, 2011, the Company’s board of directors had approved the merger of Mid-America into the Company and directed the Company’s officers to file the required Certificate of Ownership and Merger with the Kansas Secretary of State, upon the Company’s satisfaction of the merger. The Company’s board of directors further authorized the payment of a total of $5,000 for the surrender and cancellation of all shares of Mid-America common stock not owned by the Company, on a pro rata basis to the holders of such shares. On April 5, 2011, the Company completed the merger of Mid-America into the Company, Mid-America was dissolved and Heartland became a wholly-owned subsidiary of the Company.

As a result of the merger of Mid-America into the Company, total Mercantile Bancorp, Inc. stockholders’ equity decreased by approximately $2.8 million, representing the acquisition of the minority shareholders’ interest in the negative equity capital of Mid-America that was reported as noncontrolling interest on the Company’s balance sheet prior to the merger.  Beginning April 5, 2011, the Company’s consolidated statements of operations include 100% of the net income or loss of Heartland Bank.

Other Investments in Financial Institutions.  As of June 30, 2011, the Company had less than majority ownership interests in two financial institutions, both of which are included in cost method investments in the Company’s consolidated balance sheet. Specifically, the Company owned the following percentages of the outstanding voting stock of these banking entities:

·	2.5% of Premier Community Bank of the Emerald Coast (“Premier Community”), located in Crestview, Florida; and
·	4.9% of Brookhaven Bank (“Brookhaven”), located in Atlanta, Georgia;

During the second quarter of 2011, the Company sold its remaining ownership interests in Paragon National Bank and Solera National Bancorp, Inc. for a total of approximately $491 thousand, recognizing a net loss on the sales of approximately $56 thousand. These investments were included in available-for-sale equity investments on the balance sheet.

In June 2009, the Company elected to defer regularly scheduled interest payments on its outstanding junior subordinated debentures relating to its trust preferred securities.  The terms of the junior subordinated debentures and the trust documents allow the Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty.  During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities.  Also during the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures.  As of June 30, 2011, the accumulated deferred interest payments totaled $7.5 million.

In November 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The FDIC is also scheduled to increase the normal assessment rates with the intent being to replenish the Deposit Insurance Fund to the statutory limit of 1.15% of insured deposits by December 31, 2013. The December 30, 2009 prepayment from continuing operations totaled approximately $3.9 million, and is being amortized based on the actual quarterly assessment invoices received from the FDIC. As of June 30, 2011, the prepaid FDIC assessment balance is approximately $1.5 million.

Results of Operations
Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

Overview.  Unless otherwise indicated, discussions below regarding income and expense for the three months ended June 30, 2011 and 2010 refer to the Company’s continuing operations. Net loss for the three months ended June 30, 2011 from both continuing and discontinued operations was $2.0 million compared with a net loss of $4.5 million for the same period in 2010. The primary factors contributing to the increase in net income were a decrease in provision for loan losses of $6.0 million, an increase in noninterest income of $186 thousand, and a decrease in noninterest expense of $515 thousand, primarily offset by a decrease in net interest income of $1.1 million and increase in income tax expense of $1.9 million.  Basic loss per share (EPS) for the three months ended June 30, 2011 was $(0.23) compared with $(0.51) for the same period in 2010.

Total assets at June 30, 2011 were $889.0 million compared with $929.2 million at December 31, 2010, a decrease of $40.2 million or 4.3%, primarily attributable to decreases in loans, partially offset by an increase in cash and cash equivalents. Total loans, including loans held for sale, at June 30, 2011 were $603.4 million compared with $668.7 million at December 31, 2010, a decrease of $65.3 million or 9.8%. Total deposits at June 30, 2011 were $801.6 million compared with $833.2 million at December 31, 2010, a decrease of $31.6 million or 3.8%. Total Mercantile Bancorp, Inc. stockholders’ deficit at June 30, 2011 was $(7.0) million compared with $(3.5) million at December 31, 2010.

The Company’s annualized return on average assets was (0.90)% for the three months ended June 30, 2011, compared with (1.74)% for the same period in 2010.

Discontinued Operations.  As a result of the sale of two of the Company’s wholly-owned subsidiaries, Marine Bank and Trust and Brown County State Bank, to United Community Bancshares, Inc. on February 26, 2010, the income and expenses of those two banks for the period January 1 through February 26, 2010 are included in “Income from discontinued operations” in the Company’s consolidated statements of operations

Net Interest Income. For the three months ended June 30, 2011, net interest income decreased $1.1 million, or 17.0%, to $5.2 million compared with $6.3 million for the same period in 2010. The decrease was primarily due to decreased volumes and yields on loans and securities, partially offset by decreased volumes and rates of most categories of interest-bearing liabilities. For the three months ended June 30, 2011 and 2010, the net interest margin decreased by 13 basis points to 2.54% from 2.67% while the net interest spread decreased by 10 basis points to 2.40% from 2.50%, respectively.

Interest and dividend income for the three months ended June 30, 2011 decreased $2.1 million, or 18.9%, to $9.1 million compared with $11.3 million for the same period in 2010.  This decrease was due primarily to a decrease in loan interest income of $1.9 million.  Average total loans from continuing operations for the three months ended June 30, 2011 decreased $125.8 million, or 17.0%, to $615.8 million compared with $741.6 million for the same period in 2010, while the average yield on total loans decreased 13 basis points to 5.28% for the same period. Average total investments for the three months ended June 30, 2011 decreased $18.1 million, or 14.3%, to $108.6 million compared with $126.7 million for the same period in 2010, while the average yield on investments decreased 24 basis points to 3.63% for the same period. For the three months ended June 30, 2011, compared to the same period in 2010, the yield on total average earning assets decreased by 34 basis point to 4.44%.

Interest expense for the three months ended June 30, 2011 decreased $1.1 million, or 21.4%, to $3.9 million compared with $5.0 million for the same period in 2010.  This decrease was due primarily to decreases in interest expense on deposits of $949 thousand.  Average total interest-bearing deposits for the three months ended June 30, 2011 decreased $88.9 million, or 11.4%, to $692.0 million compared with $780.9 million for the same period in 2010, while the average cost of funds on total interest-bearing deposits decreased 29 basis points to 1.70% for the same period.  The average cost of funds on the majority of categories of deposits decreased in the three months ended June 30, 2011, compared to the same period in 2010, due to the decline in general market rates.  Average total long-term debt for the three months ended June 30, 2011 decreased $8.0 million, or 10.4%, to $68.9 million compared with $76.9 million for the same period in 2010, while the average cost of funds on long-term debt increased 17 basis points to 5.62% for the same period. For the three months ended June 30, 2011, compared to the same period in 2010, the cost of funds on total average interest-bearing liabilities decreased by 24 basis points to 2.04%.

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

	For the three months ended June 30
	2011			2010
	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate
Assets	(dollars in thousands)
Interest-bearing demand deposits	$81,006	$42	0.21%	$61,104	$40	0.26%
Federal funds sold	16,157	9	0.22%	12,279	7	0.23%
Securities:
Taxable
U.S. treasuries and government agencies	3,519	20	2.28%	2,898	25	3.46%
Mortgage-backed securities: GSE residential	36,656	292	3.20%	34,101	266	3.13%
Other securities	45,705	469	4.12%	62,415	635	4.08%
Total taxable	85,880	781	3.65%	99,414	926	3.74%
Non-taxable — State and political subdivision (3)	22,711	200	3.53%	27,286	296	4.35%
Loans (net of unearned discount ) (1)(2)	615,848	8,102	5.28%	741,609	9,995	5.41%
Federal Home Loan Bank stock	2,864	2	0.28%	2,955	3	0.41%
Total interest-earning assets	824,466	$9,136	4.44%	944,647	$11,267	4.78%

Cash and due from banks	11,940			10,543
Interest receivable	3,078			3,761
Foreclosed assets held for sale, net	26,676			20,541
Cost method investments in common stock	1,190			1,392
Cash surrender value of life insurance	15,774			15,218
Premises and equipment	23,403			24,995
Other	7,310			26,966
Intangible assets	1,204			1,893
Allowance for loan loss	(24,034)			(18,684)

Total assets	$891,007			$1,031,272

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$67,829	$33	0.20%	$67,147	$47	0.28%
Savings deposits	45,211	23	0.20%	47,584	40	0.34%
Money-market deposits	97,497	129	0.53%	115,121	169	0.59%
Time and brokered time deposits	481,483	2,754	2.29%	551,046	3,632	2.64%
Short-term borrowings	10,152	15	0.59%	20,331	50	0.99%
Long term debt	7,000	68	3.90%	15,000	159	4.25%
Junior subordinated debentures	61,858	896	5.81%	61,858	886	5.74%

Total interest-bearing liabilities	771,030	$3,918	2.04%	878,087	$4,983	2.28%

Demand deposits	113,362			100,175
Interest payable	8,277			5,181
Other liabilities	3,069			4,059
Noncontrolling interest	-			2,907
Stockholders’ equity	(4,731)			40,863

Total liabilities and stockholders’ equity	$891,007			$1,031,272

Interest spread			2.40%			2.50%
Net interest income		$5,218			$6,284
Net interest margin			2.54%			2.67%
Interest-earning assets to interest-bearing liabilities	106.93%			107.48%
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

	For the three months ended June 30, 2011 vs. 2010
	Increase (Decrease) Due to Change in
	Volume	Rate	Total

Increase (decrease) in interest income:
Interest-bearing bank deposits	$11	$(9)	$2
Federal funds sold	2	-	2
Investment securities:
U.S. Treasuries and Agencies	5	(10)	(5)
Mortgage-backed securities: GSE residential	20	6	26
States and political subdivision (1)	(45)	(51)	(96)
Other securities	(171)	5	(166)
Loans (net of unearned discounts)	(1,659)	(234)	(1,893)
Federal Home Loan Bank stock	-	(1)	(1)
Change in interest income	(1,837)	(294)	(2,131)
Increase (decrease) in interest expense:
Interest-bearing transaction deposits	-	(14)	(14)
Savings deposits	(2)	(15)	(17)
Money-market deposits	(24)	(16)	(40)
Time and brokered time deposits	(429)	(449)	(878)
Short-term borrowings	(19)	(16)	(35)
Long-term debt and junior subordinated debentures	(111)	30	(81)
Change in interest expense	(585)	(480)	(1,065)

Increase (decrease) in net interest income	$(1,252)	$186	$(1,066)

(1) The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.

Provision for Loan Losses. Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses (“ALL”) to a level deemed appropriate by management. For the three months ended June 30, 2011, the provision was $1.2 million, compared with $7.2 million for the same period in 2010. The allowance for loan losses at June 30, 2011 was $20.4 million, or 3.39% of total loans, a decrease of $7.8 million from $28.2 million or 4.22% of total loans at December 31, 2010 primarily due to a decrease in the balance required to be maintained in the ALL as determined by managements’ evaluation as of June 30, 2011.  Nonperforming loans were $42.3 million, or 7.01% of total loans as of June 30, 2011, compared with $53.3 million, or 7.97% of total loans as of December 31, 2010 primarily due to the transfer of nonperforming loans into foreclosed assets.  Impaired loans decreased from $89.7 million at December 31, 2010 to $89.0 million at June 30, 2011.  The Company anticipates a portion of the impaired loans will eventually be charged off, but believes it has adequately reserved for these losses based on circumstances existing as of June 30, 2011.

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

Noninterest Income. Noninterest income for the three months ended June 30, 2011 increased $186 thousand to $2.4 million compared with $2.2 million for the same period in 2010.  The increase in noninterest income was primarily due to increases in other service charges and fees, net losses on sale of available-for-sale securities, and other income, primarily offset by decreases in customer service fees and net gains on loan sales.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended June 30
	2011	2010

Fiduciary activities	$613	$582
Brokerage fees	305	357
Customer service fees	344	418
Other service charges and fees	438	230
Net gains on sales of assets	3	-
Net gains on loan sales	72	126
Net losses on sale of available-for-sale securities	(56)	-
Loan servicing fees	121	123
Net increase in cash surrender value of life insurance	135	139
Other	411	225

Total noninterest income	$2,386	$2,200

Other service charges and fees for the three months ended June 30, 2011 increased $208 thousand to $438 thousand compared with $230 thousand for the same period in 2010, primarily due to an increase in wire transfer fees collected for approximately three months from a business deposit customer of Mercantile Bank. The relationship with this customer was terminated in July 2011 for reasons unrelated to the fee income earned.

Net losses on sale of available-for-sale securities for the three months ended June 30, 2011 was $56 thousand compared to $0 for the same period in 2010, due to a loss on the sale of the Company’s investment in the common stock of Solera National Bancorp, Inc., partially offset by the second quarter 2011 gain on sale of the Company’s equity investment in the common stock of Paragon National Bank.

Other noninterest income for the three months ended June 30, 2011 increased $186 thousand to $411 thousand compared with $225 thousand for the same period in 2010, primarily due to the recovery in value of mortgage servicing rights of approximately $349 thousand as determined by a third party valuation.

Noninterest Expense. For the three months ended June 30, 2011, noninterest expense decreased $515 thousand, or 5.8% to $8.3 million compared with $8.8 million for the same period in 2010, primarily due to decreases in salaries and employee benefits and other than temporary losses on cost method investments, partially offset by increases in FDIC deposit insurance premiums and other noninterest expense.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended June 30
	2011	2010

Salaries and employee benefits	$3,928	$4,289
Net occupancy expense	575	626
Equipment expense	527	606
Deposit insurance premium	787	601
Professional fees	612	465
Postage and supplies	103	127
Losses on foreclosed assets, net	270	170
Other than temporary losses on cost method investments	-	566
Amortization of mortgage servicing rights	38	40
Other	1,492	1,357

Total noninterest expense	$8,332	$8,847

Salaries and employee benefits decreased $361 thousand for the three months ended June 30, 2011 to $3.9 million, from $4.3 million for the same period in 2010, primarily due to an early retirement and reduction in force initiative by the Company in 2010 that resulted in the elimination of 22 full-time positions, representing approximately 7.7% of the Company’s workforce prior to implementation of these actions. The Company had 245 full-time equivalent employees at June 30, 2011 compared to 268 at June 30, 2010, restated to exclude discontinued operations.

Other than temporary losses on available-for-sale and cost method investments for the three months ended June 30, 2011 was $0, compared to $566 thousand for the same period in 2011, due to an impairment charge on one of the Company’s cost method investments in the second quarter of 2010. This impairment was determined based on the difference between the Company’s carrying value and the book value of the investee as of June 30, 2010. Because the investee’s stock does not trade in an active, open market with readily observable prices, the Company considered book value to be a reasonably accurate estimate of fair value.

Deposit insurance premiums increased $186 thousand for the three months ended June 30, 2011 to $787 thousand, from $601 thousand for the same period in 2010, primarily due to increased FDIC assessment rates for all financial institutions in order to replenish the Deposit Insurance Fund to statutory levels, along with increases in the risk-based components of the assessments for each of the Company’s subsidiary banks attributable to the banks’ weakened financial condition.

Other noninterest expense for the three months ended June 30, 2011 increased $135 thousand to $1.5 million compared with $1.4 million for the same period in 2010, primarily due to expenses associated with the increased number of properties included in foreclosed assets held for sale.

Income Taxes Expense (Benefit).  Income tax expense for the three months ended June 30, 2011 was $94 thousand compared to a benefit of $(1.8) million for the same period in 2010, primarily due to an increase in the valuation allowance related to the Company’s deferred tax assets. During the third quarter of 2010, the Company’s evaluation of the adequacy of the valuation allowance determined that it was no longer more likely than not that it could generate sufficient taxable income to realize the deferred tax assets in future near-term periods as defined by generally accepted accounting principles. Accordingly, the Company recorded an additional valuation allowance in the amount of $10.3 million, representing the full remaining balance of the Company’s and each of its subsidiary banks’ deferred tax assets as of September 30, 2010. As of June 30, 2011 and December 31, 2010, the Company recorded further increases to the valuation allowance of $1.3 million and $8.9 million, respectively, to reduce its net deferred tax assets to $0. For the three months ended June 30, 2011, the Company’s income tax expense based on taxable income before income taxes was offset by an increase in the valuation allowance related to deferred tax assets.

The Company has recognized no increase in its liability for unrecognized tax benefits.  The Company files income tax returns in the U.S. federal jurisdiction and the states of Illinois, Missouri, Kansas and Florida jurisdictions.  With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2007.

Results of Operations
Comparison of Operating Results for the Six Months Ended June 30, 2011 and 2010

Overview.  Unless otherwise indicated, discussions below regarding income and expense for the six months ended June 30, 2011 and 2010 refer to the Company’s continuing operations. Net loss for the six months ended June 30, 2011 from both continuing and discontinued operations was $754 thousand compared with net loss of $3.5 million for the same period in 2010. The primary factors contributing to the increase in net income were a decrease in provision for loan losses of $10.9 million, an increase in noninterest income of $453 thousand, and a decrease in noninterest expense of $664 thousand.  Basic loss per share (EPS) for the six months ended June 30, 2011 was $(0.09) compared with $(0.40) for the same period in 2010.

The Company’s annualized return on average assets was (0.17)% for the six months ended June 30, 2011, compared with (0.62)% for the same period in 2010.

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

Net Interest Income. For the six months ended June 30, 2011, net interest income decreased $2.0 million, or 15.8%, to $10.5 million compared with $12.4 million for the same period in 2010. The decrease was primarily due to decreased volumes and yields on loans and securities, partially offset by decreased volumes and rates of most categories of interest-bearing liabilities. For the six months ended June 30, 2011 and 2010, the net interest margin decreased by 5 basis points to 2.53% from 2.58% while the net interest spread decreased by 3 basis points to 2.40% from 2.42%, respectively.

Interest and dividend income for the six months ended June 30, 2011 decreased $4.2 million, or 18.4%, to $18.6 million compared with $22.8 million for the same period in 2010.  This decrease was due primarily to a decrease in loan interest income of $3.7 million.  Average total loans for the six months ended June 30, 2011 decreased $127.4 million, or 16.8%, to $629.8 million compared with $757.1 million for the same period in 2010, while the average yield on total loans decreased 9 basis point to 5.30% for the same period. Average total investments for the six months ended June 30, 2011 decreased $17.9 million, or 14.1%, to $109.7 million compared with $127.6 million for the same period in 2010, while the average yield on investments decreased 22 basis points to 3.58% for the same period. For the six months ended June 30, 2011, compared to the same period in 2010, the yield on total average earning assets decreased by 23 basis points to 4.50%.

Interest expense for the six months ended June 30, 2011 decreased $2.2 million, or 21.5%, to $8.1 million compared with $10.4 million for the same period in 2010.  This decrease was due primarily to decreases in interest expense on deposits of $2.0 million.  Average total interest-bearing deposits for the six months ended June 30, 2011 decreased $103.9 million, or 13.0%, to $698.0 million compared with $802.0 million for the same period in 2010, while the average cost of funds on total interest-bearing deposits decreased 26 basis points to 1.77% for the same period.  The average cost of funds on the majority of all categories of deposits decreased in the six months ended June 30, 2011, compared to the same period in 2010, due to the decline in general market rates.  Average total long-term debt for the six months ended June 30, 2011 decreased $5.8 million, or 7.5%, to $72.1 million compared with $77.9 million for the same period in 2010, while the average cost of funds on long-term debt increased 19 basis points to 5.52% for the same period. For the six months ended June 30, 2011, compared to the same period in 2010, the cost of funds on total average interest-bearing liabilities decreased by 21 basis points to 2.10%.

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

	For the six months ended June 30
	2011			2010
	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate
Assets	(dollars in thousands)
Interest-bearing demand deposits	$77,866	$74	0.19%	$70,522	$118	0.34%
Federal funds sold	13,439	14	0.21%	12,984	15	0.23%
Securities:
Taxable
U.S. treasuries and government agencies	3,543	41	2.33%	1,458	25	3.46%
Mortgage-backed securities: GSE residential	34,857	533	3.08%	34,136	556	3.28%
Other securities	48,187	968	4.05%	64,033	1,315	4.14%
Total taxable	86,587	1,542	3.59%	99,627	1,896	3.84%
Non-taxable — State and political subdivision (3)	23,111	404	3.53%	28,015	506	3.64%
Loans (net of unearned discount ) (1)(2)	629,752	16,550	5.30%	757,136	20,233	5.39%
Federal Home Loan Bank stock	2,871	5	0.35%	2,902	7	0.49%
Total interest-earning assets	833,626	$18,589	4.50%	971,186	$22,775	4.73%

Cash and due from banks	9,918			9,415
Interest receivable	3,220			3,777
Foreclosed assets held for sale, net	24,852			17,703
Cost method investments in common stock	1,257			1,392
Cash surrender value of life insurance	15,706			15,151
Premises and equipment	23,603			25,218
Other	8,677			24,974
Intangible assets	1,222			1,907
Allowance for loan loss	(26,080)			(18,849)
Discontinued operations, Assets held for sale	-			85,797

Total assets	$896,001			$1,137,671

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$68,728	$69	0.20%	$67,942	$93	0.28%
Savings deposits	45,427	46	0.20%	47,843	85	0.36%
Money-market deposits	99,778	260	0.53%	124,253	370	0.60%
Time and brokered time deposits	484,109	5,733	2.39%	561,950	7,511	2.70%
Short-term borrowings	10,114	50	1.00%	22,884	237	2.09%
Long term debt	10,196	200	3.96%	16,031	379	4.77%
Junior subordinated debentures	61,858	1,774	5.78%	61,858	1,679	5.47%

Total interest-bearing liabilities	780,210	$8,132	2.10%	902,761	$10,354	2.31%

Demand deposits	110,464			99,874
Interest payable	7,862			4,827
Other liabilities	3,017			4,394
Discontinued operations, Liabilities held for sale	-			80,660
Noncontrolling interest	(1,245)			3,353
Stockholders’ equity	(4,307)			41,802

Total liabilities and stockholders’ equity	$896,001			$1,137,671

Interest spread			2.40%			2.42%
Net interest income		$10,457			$12,421
Net interest margin			2.53%			2.58%
Interest-earning assets to interest-bearing liabilities	106.85%			107.58%
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

	For the six months ended June 30, 2011 vs. 2010
	Increase (Decrease) Due to Change in
	Volume	Rate	Total

Increase (decrease) in interest income:
Interest-bearing bank deposits	$11	$(55)	$(44)
Federal funds sold	1	(2)	(1)
Investment securities:
U.S. Treasuries and Agencies	26	(10)	16
Mortgage-backed securities: GSE residential	12	(35)	(23)
States and political subdivision (1)	(86)	(16)	(102)
Other securities	(319)	(28)	(347)
Loans (net of unearned discounts)	(3,353)	(330)	(3,683)
Federal Home Loan Bank stock	-	(2)	(2)
Change in interest income	(3,708)	(478)	(4,186)
Increase (decrease) in interest expense:
Interest-bearing transaction deposits	1	(25)	(24)
Savings deposits	(4)	(35)	(39)
Money-market deposits	(67)	(43)	(110)
Time and brokered time deposits	(975)	(803)	(1,778)
Short-term borrowings	(97)	(90)	(187)
Long-term debt and junior subordinated debentures	(158)	74	(84)
Change in interest expense	(1,300)	(922)	(2,222)

Increase (decrease) in net interest income	$(2,408)	$444	$(1,964)

(1) The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.

Provision for Loan Losses. Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses (“ALL”) to a level deemed appropriate by management. For the six months ended June 30, 2011, the provision was $213 thousand, compared with $11.1 million for the same period in 2010. Included in the provision for the six month ended June 30, 2011 was a negative provision of $963 thousand in the first quarter of 2011 and a provision of $1.2 million in the second quarter of 2011. The negative provision in the first quarter of 2011 resulted from the Company’s first quarter analysis of the adequacy of its ALL.  That analysis reflected, prior to recording the negative provision, an excess balance in the ALL, primarily due to the reduction in total loans, stabilization of non-performing loan balances and receipt of an updated appraisal in April 2011 to support a substantial reduction of a specific reserve on a commercial real estate loan that was added in the fourth quarter of 2010. The ALL at June 30, 2011 was $20.4 million, or 3.39% of total loans, a decrease of $7.8 million from $28.2 million or 4.22% of total loans at December 31, 2010 primarily due to a decrease in the balance required to be maintained in the ALL as determined by managements’ evaluation as of June 30, 2011.  Nonperforming loans were $42.3 million, or 7.01% of total loans as of June 30, 2011, compared with $53.3 million, or 7.97% of total loans as of December 31, 2010 primarily due to the transfer of nonperforming loans into foreclosed assets.  Impaired loans decreased from $89.7 million at December 31, 2010 to $89.0 million at June 30, 2011.  The Company anticipates a portion of the impaired loans will eventually be charged off, but believes it has adequately reserved for these losses based on circumstances existing as of June 30, 2011.

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

Noninterest Income. Noninterest income for the six months ended June 30, 2011 increased $663 thousand to $4.6 million compared with $4.1 million for the same period in 2010.  The increase in noninterest income was primarily due to increases in other service charges and fees and net gains on sale of available-for-sale securities.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Six Months Ended June 30
	2011	2010

Fiduciary activities	$1,227	$1,163
Brokerage fees	568	656
Customer service fees	678	783
Other service charges and fees	617	369
Net gains on sales of assets	3	8
Net gains on loan sales	171	218
Net gains on sale of available-for-sale securities	377	-
Loan servicing fees	244	247
Net increase in cash surrender value of life insurance	272	277
Other	429	412

Total noninterest income	$4,586	$4,133

Other service charges and fees for the six months ended June 30, 2011 increased $208 thousand to $438 thousand compared with $230 thousand for the same period in 2010, primarily due to an increase in wire transfer fees collected from a business deposit customer of Mercantile Bank. The relationship with this customer was terminated in July 2011 for reasons unrelated to the fee income earned.

Net gains on sale of available-for-sale securities for the six months ended June 30, 2011 was $377 thousand compared to $0 for the same period in 2010, due to sales of the Company’s remaining equity investments in the common stock of Enterprise Financial Services Corp., Manhattan Bancorp, Inc., and Paragon National Bank, partially offset by a loss on the sale of the Company’s investment in the common stock of Solera National Bancorp, Inc.

Other noninterest income for the six months ended June 30, 2011 increased $17 thousand to $429 thousand compared with $412 thousand for the same period in 2010, partially due to the recovery in value of mortgage servicing rights of approximately $349 thousand as determined by a third party valuation, primarily offset by a decrease in fees for providing data processing services to three former subsidiaries that were sold in December 2009 and February 2010.

Noninterest Expense. For the six months ended June 30, 2011, noninterest expense decreased $664 thousand to $16.6 million compared with $17.3 million for the same period in 2010, primarily due to decreases in salaries and employee benefits and other than temporary losses on cost method investments, partially offset by increases in FDIC deposit insurance premiums and other noninterest expense.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Six Months Ended June 30
	2011	2010

Salaries and employee benefits	$7,766	$8,694
Net occupancy expense	1,177	1,224
Equipment expense	1,045	1,169
Deposit insurance premium	1,448	1,072
Professional fees	1,042	956
Postage and supplies	247	275
Losses on foreclosed assets, net	520	382
Other than temporary losses on cost method investments	202	566
Amortization of mortgage servicing rights	93	79
Other	3,059	2,846

Total noninterest expense	$16,599	$17,263

Salaries and employee benefits decreased $928 thousand for the six months ended June 30, 2011 to $7.8 million, from $8.7 million for the same period in 2010, primarily due to an early retirement and reduction in force initiative by the Company in 2010 that resulted in the elimination of 22 full-time positions, representing approximately 7.7% of the Company’s workforce prior to implementation of these actions. The Company had 245 full-time equivalent employees at June 30, 2011 compared to 268 at June 30, 2010, restated to exclude discontinued operations.

Other than temporary losses on available-for-sale and cost method investments for the six months ended June 30, 2011 was $202 thousand, compared to $566 for the same period in 2010, due to impairment charges on the Company’s cost method investments.  These impairments were determined based on the difference between the Company’s carrying value and the book value of each investee as of June 30, 2011. Because the investees’ stocks do not trade in an active, open market with readily observable prices, the Company considered book value to be a reasonably accurate estimate of fair value.

Deposit insurance premiums increased $376 thousand for the six months ended June 30, 2011 to $1.4 million, from $1.1 million for the same period in 2010, primarily due to increased FDIC assessment rates for all financial institutions in order to replenish the Deposit Insurance Fund to statutory levels, along with increases in the risk-based components of the assessments for each of the Company’s subsidiary banks attributable to the banks’ weakened financial condition.

Income Taxes Expense (Benefit).  Income tax expense for the six months ended June 30, 2011 was $96 thousand compared to a benefit of $(3.0) million for the same period in 2010, primarily due to an increase in the valuation allowance related to the Company’s deferred tax assets. During the third quarter of 2010, the Company’s evaluation of the adequacy of the valuation allowance determined that it was no longer more likely than not that it could generate sufficient taxable income to realize the deferred tax assets in future near-term periods as defined by generally accepted accounting principles. Accordingly, the Company recorded an additional valuation allowance in the amount of $10.3 million, representing the full remaining balance of the Company’s and each of its subsidiary banks’ deferred tax assets as of September 30, 2010. As of June 30, 2011 and December 31, 2010, the Company recorded further increases to the valuation allowance of $1.3 million and $8.9 million, respectively, to reduce its net deferred tax assets to $0. For the six months ended June 30, 2011, the Company’s income tax expense based on taxable income before income taxes was offset by an increase in the valuation allowance related to deferred tax assets.

The Company has recognized no increase in its liability for unrecognized tax benefits.  The Company files income tax returns in the U.S. federal jurisdiction and the states of Illinois, Missouri, Kansas and Florida jurisdictions.  With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2007.

Financial Condition
June 30, 2011 Compared to December 31, 2010

Loan Portfolio. Total loans, including loans held for sale, decreased $65.3 million or 9.8% to $603.4 million as of June 30, 2011 from $668.7 million as of December 31, 2010. The Company’s subsidiary banks experienced decreased loan balances in the first six months of 2011 due to seasonal fluctuations, debt paydowns, charge-offs, foreclosures, stricter underwriting standards, and the uncertain economy and the fear of continued recession causing potential borrowers to reduce their spending.  At June 30, 2011 and December 31, 2010, the ratio of total loans to total deposits was 75.3% and 80.3%, respectively. For the same periods, total loans represented 67.9% and 72.0% of total assets, respectively.

The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial and financial	$136,632	22.64%	$146,463	21.90%
Agricultural	9,593	1.59%	11,708	1.75%
Real estate — farmland	14,455	2.40%	15,528	2.32%
Real estate — construction	73,050	12.11%	91,553	13.69%
Real estate — commercial	132,276	21.92%	153,767	23.00%
Real estate — residential (1)	183,483	30.41%	189,479	28.34%
Installment loans to individuals	53,901	8.93%	60,177	9.00%

Total loans	603,390	100.00%	668,675	100.00%

Allowance for loan losses	20,435		28,199
Total loans, including loans held for sale, net of allowance for loan losses	$582,955		$640,476
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

Total nonperforming loans decreased to $42.3 million as of June 30, 2011 from $53.3 million as of December 31, 2010, while total nonperforming loans and nonperforming other assets decreased to $69.5 million as of June 30, 2011 from $74.4 million as of December 31, 2010 primarily due to the transfer of nonperforming loans into foreclosed assets.  Impaired loans decreased from $89.7 million at December 31, 2010 to $89.0 million at June 30, 2011.  The Company anticipates a portion of the impaired loans will eventually be charged off, but believes it has adequately reserved for these losses based on circumstances existing as of June 30, 2011.

Nonperforming other assets is comprised primarily of the carrying value of several foreclosed commercial real estate properties in the Midwest and Florida that the Company intends to sell, with the carrying value representing management’s assessment of the net realizable value in the current market. The ratio of nonperforming loans to total loans decreased to 7.01% as of June 30, 2011, from 7.97% as of December 31, 2010 primarily due to the transfer of nonperforming loans into foreclosed assets. The ratio of nonperforming loans and nonperforming other assets to total loans increased to 11.52% as of June 30, 2011 from 11.12% as of December 31, 2010 primarily due to the overall decrease in total loans.

The following table presents information regarding nonperforming assets at the dates indicated:

	June 30, 2011	December 31, 2010

Nonaccrual loans
Commercial and financial	$1,274	$2,579
Agricultural	—	—
Real estate — farmland	—	134
Real estate — construction	20,329	29,892
Real estate — commercial	11,712	9,134
Real estate — residential	2,331	4,041
Installment loans to individuals	154	216

Total nonaccrual loans	35,800	45,996

Loans 90 days past due and still accruing	87	290
Restructured loans	6,430	6,995

Total nonperforming loans	42,317	53,281

Other real estate owned	26,955	21,040
Other foreclosed assets	265	51
Other assets acquired in satisfaction of debt previously contracted	—	—

Total nonperforming other assets	27,220	21,091

Total nonperforming loans and nonperforming other assets	$69,537	$74,372
Nonperforming loans to loans, before allowance for loan losses	7.01%	7.97%
Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	11.52%	11.12%

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

The ALL decreased $7.8 million to $20.4 million as of June 30, 2011 from $28.2 million as of December 31, 2010. Provision for loan losses was $213 thousand and net charge-offs were $8.0 million for the six months ended June 30, 2011. The negative provision resulted from the Company’s analysis of the adequacy of its ALL as of March 31, 2011.  That analysis reflected, prior to recording the negative provision, an excess balance in the ALL, primarily due to the reduction in total loans, stabilization of non-performing loan balances and receipt of an updated appraisal in April 2011 to support a substantial reduction of a specific reserve on a commercial real estate loan that was added in the fourth quarter of 2010. The ALL as a percent of total loans decreased to 3.39% as of June 30, 2011 from 4.22% as of December 31, 2010. As a percent of nonperforming loans, the allowance for loan losses decreased to 48.29% as of June 30, 2011 from 52.93% as of December 31, 2010 attributable to the decrease in the ALL.  The Company believes it has adequately reserved for potential losses based on circumstances existing as of June 30, 2011.

The following table presents for the periods indicated an analysis of the allowance for loan losses and other related data:

	As of and for the Six Months Ended June 30, 2011	As of and for the Year Ended December 31, 2010

Average loans outstanding during year	$629,752	$731,460

Allowance for loan losses:
Balance at beginning of year	$28,199	$18,851

Loans charged-off:
Commercial and financial	1,587	7,411
Agricultural	7	18
Real estate — farmland	—	39
Real estate — construction	6,068	13,057
Real estate — commercial	90	1,355
Real estate — residential	336	3,247
Installment loans to individuals	135	788

Total charge-offs	8,223	25,915

Recoveries:
Commercial and financial	16	83
Agricultural	7	19
Real estate — farmland	—	—
Real estate — construction	7	53
Real estate — commercial	100	3
Real estate — residential	65	58
Installment loans to individuals	51	80

Total recoveries	246	296

Net charge-offs	7,977	25,619
Provision for loan losses	213	34,967

Balance at end of year	$20,435	$28,199

Allowance for loan losses as a percent of total loans outstanding at year end	3.39%	4.22%

Allowance for loan losses as a percent of total nonperforming loans	48.29%	52.93%

Ratio of net charge-offs to average total loans	1.27%	3.50%

Concentration of Credit Risk. Included in the Company’s loan portfolio at June 30, 2011 and December 31, 2010, are approximately $12.6 million and $15.7 million, respectively, of purchased participation loans to borrowers located in areas outside the Company’s normal markets.  Although the Company applies the same underwriting standards to these loans, there may be additional risk associated with those out of the Company’s normal territory.

At June 30, 2011, Heartland Bank had approximately $2.6 million in loans with various customers collateralized by stock in a troubled financial institution.  The Company is currently working with these customers to increase collateral to acceptable levels and believes there are adequate reserves placed against the loans.

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

The Company has classified securities as both available-for-sale and held-to-maturity as of June 30, 2011. Available-for-sale securities are held with the option of their disposal in the foreseeable future to meet investment objectives, liquidity needs or other operational needs. Securities available-for-sale are carried at fair value. Held-to-maturity securities are those securities for which the Company has the positive intent and ability to hold until maturity, and are carried at historical cost adjusted for amortization of premiums and accretion of discounts.

As of June 30, 2011, the fair value of the available for-sale securities was $104.2 million and the amortized cost was $102.3 million for an unrealized gain of $1.9 million.  As of December 31, 2010, the fair value of the available-for-sale securities was $107.3 million and the amortized cost was $105.0 million for an unrealized gain of $2.3 million.  Fluctuations in net unrealized gains and losses on available-for-sale securities are due primarily to increases or decreases in prevailing interest rates for the types of securities held in the portfolio.

As of June 30, 2011, the amortized cost of held-to-maturity securities was $782 thousand, a decrease of $426 thousand from the December 31, 2010 amortized cost of $1.2 million.

As of June 30, 2011, the Company owned approximately $2.9 million of Federal Home Loan Bank stock, including $1.9 million of Federal Home Loan Bank of Chicago (“FHLB of Chicago”). During the third quarter of 2007, the FHLB of Chicago received a Cease and Desist Order (“Order”) from their regulator, the Federal Housing Finance Board.  The FHLB of Chicago could continue to provide liquidity and funding through advances, but the Order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. With regard to dividends, the FHLB of Chicago continues to assess its dividend capacity each quarter and make appropriate request for approval.  There were no dividends paid by the FHLB of Chicago during 2010; however, dividends at an annualized rate of 10 basis points per share were paid on February 14, 2011 and May 13, 2011.

Foreclosed Assets Held for Sale. At June 30, 2011, foreclosed assets increased $6.2 million or 29.4% to $27.2 million from $21.0 million as of December 31, 2010, primarily attributable to the default of several purchased participations in commercial real estate developments that resulted in foreclosure by the lead bank on the properties collateralizing the loans. Royal Palm Bank accounted for $3.8 million of the increase, with $1.0 million at Mercantile Bank and $1.4 million at Heartland Bank.

Other Assets. At June 30, 2011, other assets decreased $6.4 million or 48.2% to $6.8 million from $13.2 million as of December 31, 2010, primarily attributable to the receipt of federal income tax refunds in the first quarter of 2011 relating to the carryback of net operating losses from 2009.

Deposits. Total deposits decreased $31.6 million or 3.8% to $801.6 million as of June 30, 2011 from $833.2 million as of December 31, 2010. Noninterest-bearing deposits increased $6.5 million or 5.8% to $118.2 million as of June 30, 2011 from $111.7 million as of December 31, 2010, while interest-bearing deposits decreased $38.1 million or 5.3% to $683.4 million as of June 30, 2011 from $721.5 million as of December 31, 2010. The majority of the overall decrease in deposits during the first six months of 2011 was attributable to reduced funding required in the loan portfolio.

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

As of June 30, 2011, short-term borrowings were $12.9 million, a decrease of $800 thousand from $13.7 million as of December 31, 2010. The decrease in short-term borrowings is primarily attributable to withdrawals by the government of US Treasury demand notes and the purchase by the Company of convertible debentures issued by Mid-America to minority shareholders of Mid-America.

Long-term borrowings were $7.0 million as of June 30, 2011, a decrease of $8.0 million from $15.0 million as of December 31, 2010, attributable to a reduction in advances from the FHLB as part of the Company’s overall funding strategy. Included in long-term borrowings as of June 30, 2011 were long-term FHLB borrowings totaling $5.0 million, with maturities ranging from the years 2012 to 2013 and interest rates ranging from 3.85% to 4.52%.

Junior subordinated debentures were $61.9 million at June 30, 2011 and December 31, 2010. Maturities ranged from the years 2035 to 2037 (callable at the Company’s option in 2011, 2015 and 2017), and interest rates ranged from 1.96% to 7.17%. In June 2009, the Company decided to defer regularly scheduled interest payments on its outstanding $61.9 million of junior subordinated notes relating to its trust preferred securities.  The terms of the junior subordinated notes and the trust documents allow the Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty.  During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities.  Also during the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes.  As previously disclosed, the Company had suspended the payment of cash dividends on its outstanding common stock. As of June 30, 2011, the accumulated deferred interest payments totaled $7.5 million.

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

The Company’s most liquid assets are cash and due from banks, interest-bearing demand deposits, and federal funds sold.  The balances of these assets are dependent on the Company’s operating, investing, lending, and financing activities during any given period.  As of June 30, 2011, cash and cash equivalents totaled $119.4 million, an increase of $21.9 million from $97.5 million as of December 31, 2010.  This increase was primarily attributable to additional balances maintained by Mercantile Bank at the Federal Reserve Bank in order to avoid the incurrence of any daylight overdrafts.

The Company’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayment, sales of loans, and capital funds. Additional liquidity is provided by repurchase agreements, junior subordinated debentures and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank.

Capital Resources

Other than the issuance of common stock, the Company’s primary source of capital is net income retained by the Company. During the six months ended June 30, 2011, the Company had a net loss of $754 thousand and paid no dividends. During the year ended December 31, 2010, the Company incurred a net loss of $44.6 million and paid no dividends.  As of June 30, 2011, total stockholders’ deficit was $(7.0) million, a decrease of $1.0 million from $(6.0) million as of December 31, 2010.

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

As of June 30, 2011, the Company’s total risk-based capital ratio was (1.48)%, Tier 1 risk-based capital ratio was (1.48)%, and its Tier 1 leverage ratio was (1.06)%. The capital ratios fell below the adequately capitalized levels primarily due to continued operating losses at each of its subsidiary banks. The regulatory capital ratios are further reduced by the limitation on trust preferred securities includible in Tier 1 capital, based on the decreased level of core capital.

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

The Company has generated a net loss of $754 thousand as of June 30, 2011 and has generated net losses in each of the last three years, with $44.6 million in 2010, $58.5 million in 2009 and $8.8 million in 2008. The 2008 and 2009 losses were largely due to the operating losses at Royal Palm Bank and Heartland Bank. Both of those banks continued to generate losses in 2010, as did Mercantile Bank, the Company’s largest subsidiary. Each bank has experienced significant increases in non-performing assets, impaired loans and loan loss provisions, resulting in each bank’s primary regulator imposing a Consent Order. For further discussion of these regulatory enforcement actions, see the “Regulatory Matters” section of this filing.

Mercantile Bank’s net loss in 2010 was primarily due to charge-offs of purchased participations in large commercial real estate developments in various parts of the country. Royal Palm Bank’s operating losses (excluding goodwill impairment) over the past three years were primarily attributable to the severe decline in real estate values in its southwest Florida market, creating both loan losses and write-downs of foreclosed assets. Heartland Bank’s losses over the past three years were largely due to charge-offs of purchased participations from, or loans secured by stock in, unrelated financial institutions banks that have been closed by the FDIC. Although the banks are confident that they have identified the bulk of their asset quality issues and will see improved operating performance in 2011, there can be no assurance that they will not experience additional losses. Due to the net losses incurred by the Company in the last three years, equity capital has been reduced to a level that leaves the Company with very little capacity to absorb further losses. Mercantile Bank is the Company’s largest subsidiary bank, representing approximately 74% of total consolidated assets at June 30, 2011, and although operating under a regulatory Consent Order due to elevated levels of impaired loans, it retains significant earnings capacity and has generated net income of $2.6 million for the six months ended June 30, 2011. However, it is unlikely that Mercantile Bank could generate sufficient earnings to offset continued losses at Royal Palm Bank and Heartland Bank.

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

In November 2009, as a part of a capital-raising plan developed by the Special Committee and its advisors, the Company reached agreements to sell three of its subsidiary banks for cash or in exchange for the cancellation of indebtedness owed by the Company. The first of these transactions closed in December 2009, with the other two closing in February 2010, which served to reduce debt and provide liquidity to support the capital requirements of its remaining subsidiaries.

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

If the Company is unsuccessful in assessing and implementing other strategic and capital-raising options, and if a liquidity crisis would develop, the Company has various alternatives, which could include selling or closing certain branches or subsidiary banks, packaging and selling high-quality commercial loans, executing sale/leaseback agreements on its banking facilities, and other options. If executed, these transactions would decrease the various banks’ assets and liabilities, generate gains on the sales of assets, improve capital ratios, and reduce general, administrative and other expense. In addition, the affected subsidiary banks would dividend the funds to the Company to provide liquidity, assuming such dividends receive the requisite regulatory approval. The Company is continuing to explore and evaluate all strategic and capital-raising options with its financial and legal advisors.

Regulatory Matters

In connection with regular examinations of the Company, Mercantile Bank, Royal Palm Bank, Royal Palm Bancorp, Heartland Bank and Mid-America Bancorp by the Federal Reserve Bank of St. Louis (“FRB”), the FDIC, the Illinois Department of Financial and Professional Regulation (“IDFPR”) and Florida Office of Financial Regulation (“FOFR”), various actions were taken by the regulatory agencies, none of which resulted in the imposition of fines or penalties. These regulatory actions fall into three categories:

●
Consent Order (“Order”) a formal action by the FDIC requiring a bank to take corrective measures to address deficiencies identified by the FDIC. The bank can continue to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions. All customer deposits remain fully insured to the maximum limits set by the FDIC.

●
Memorandum of Understanding (“MOU”) an agreement characterized by regulatory authorities as an informal action that is neither published nor made publicly available by the agencies and is used when circumstances warrant a milder form of action than a formal supervisory action, such as an Order.

●	Written Agreement (“WA”) a formal enforcement action by the FRB, similar in nature to an MOU, but is legally binding and will be published and made public.

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

In March 2011, the FRB conducted a target inspection of the Company that used financial information as of December 31, 2010 and focused on the financial condition and future prospects of the Company as well as compliance with the WA. The FRB’s report was dated April 4, 2011 and noted continued deterioration in financial condition, citing the classification of each of the subsidiary banks as “troubled institutions,” volume of adversely classified assets, net losses incurred in each of the last three years, deficit capital balance and excessive leverage position. Although the Company met most of the requirements of the WA, it was not in full compliance with the provisions related to source of strength and capital, due to the lack of success thus far in implementing its capital-raising initiatives. The FRB report stated that it is imperative that the board and management pursue every opportunity to recapitalize the organization and that the WA will remain in place. See the “Capital Resources” section of this filing for discussion of the Company’s efforts to raise capital.

On April 29, 2011 the Company received notice from NYSE Amex, LLC (the “Exchange”) indicating the Company is below certain of the Exchange’s continued listing standards regarding stockholders’ equity, losses from continuing operations, and net losses in two of its three most recent fiscal years.  The Company was requested to submit a plan of compliance to the Exchange by May 25, 2011. Based on a review of the information presented by the Company on May 24, 2011, as well as ongoing conversations with Company representatives, the Exchange notified the Company on July 18, 2011 that it determined the Company has made a reasonable demonstration of its ability to regain compliance and granted the Company an extension. The continued listing is subject to various conditions, including the completion of a sale or significant progress toward a sale by the Company of certain assets by September 30, 2011, completion of a capital-raising transaction as required by applicable banking regulators by December 31, 2011, and other financial improvements.

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

As of June 30, 2011, Mercantile Bank had a Tier 1 leverage capital ratio of 7.04%, Tier 1 risk based capital ratio of 9.88% and a total risk based capital ratio of 11.15%. As of December 31, 2010, Mercantile Bank had a Tier 1 leverage ratio of 6.24%, a Tier 1 risk based capital ratio of 8.57% and a total risk based capital ratio of 9.85% These ratios fell below the level required by the MOU and the Order primarily due to additional provisions for loan losses, and the Company elected not to inject any capital into Mercantile Bank until it determines a course of action to raise capital at the Company level. The FDIC has been notified of the non-compliance, and requested the bank to provide a plan to restore the ratios to the required levels. The Company and Mercantile Bank, with the assistance of their legal and other professional advisors, submitted a plan to the FDIC and IDFPR on April 29, 2011.  The primary focus of the plan involved the Company’s capital-raising initiatives, which, if successful, would provide sufficient liquidity for the Company to make capital contributions to restore the bank’s capital to the levels mandated by the MOU and the Order. On June 7, 2011, the FDIC and IDFPR notified the bank that its April 2011 capital plan was not acceptable due to a lack of a definitive agreement with another institution or investor to provide readily available capital.  The regulators encouraged management and the board of directors to aggressively pursue any potentially viable capital-raising initiative.  The Company and Mercantile Bank are continuing to explore various strategies and to address the deficiencies noted by the regulators in the April 2011 capital plan.  For further discussion, see the “Capital Resources” section of this filing.

On July 28, 2011, Mercantile Bank entered into a second Order with the FDIC and IDFPR, related to the bank’s acceptance of a deposit relationship and processing of wire transfers for a money service business. The terms of the Order require the bank to, among other things, cease operating with all money transmitters and currency businesses, providing brokerage, sale or exchange of non-United States currency for deposit customers, obtain approval from the FDIC and IDFPR prior to entering into any new lines of business, and implement a plan for enhancing its compliance with the Bank Secrecy Act. The bank terminated the deposit relationship and incoming wire transfers associated with the relationship on July 25, 2011, and terminated outgoing wire transfers associated with the relationship on July 26, 2011.

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

As of December 31, 2010, Royal Palm Bank had a Tier 1 leverage capital ratio of 1.00%, Tier 1 risk based capital ratio of 1.57% and a total risk based capital ratio of 2.96%. These capital ratios fell below the level required by the Order primarily due to additional provisions for loan losses. Due to the Tier 1 leverage ratio falling below 2% as of December 31, 2010, the bank was classified as critically undercapitalized under prompt corrective action guidelines. To address this situation, the Company injected $1.5 million into Royal Palm Bank in February 2011, which increased the capital ratios to the significantly undercapitalized level. The FDIC was notified of the non-compliance with the Order as of December 31, 2010, and requested the bank to provide a plan to restore the ratios to the required levels. The Company and Royal Palm Bank, with the assistance of their legal and other professional advisors, submitted a plan to the FDIC and FOFR on March 15, 2011.  The primary focus of the plan involved the Company’s attempts to recapitalize Royal Palm Bank through a sale of the bank. The FDIC deemed the plan to be unacceptable as filed and requested that a revised plan be submitted, incorporating alternative actions to address the bank’s capital deficiencies if the Company is unsuccessful at selling the bank. On May 25, 2011, the Company and Royal Palm Bank submitted a revised plan that indicated the focus remains on the sale of the bank, with an update as to the efforts to ensure the sale occurs quickly and in a safe and sound manner.  The revised plan also discussed alternatives to a bank sale, including recapitalization of the Company by third party investors, purchase of the Company by third parties and the strategic sale of branches and assets of the Company’s other subsidiary bank charters.  On June 30, 2011, the FDIC again notified Royal Palm Bank that its capital plan was unacceptable, due to the lack of a definitive agreement with a third party buyer, and issued a Supervisory Prompt Corrective Action Directive (“the Directive”) requiring the bank, within 60 days of the effective date of the Directive, to increase capital to an “adequately capitalized” level, as defined in FDIC regulations.

As of June 30, 2011, Royal Palm Bank had a Tier 1 leverage capital ratio of 2.52%, Tier 1 risk based capital ratio of 3.87% and a total risk based capital ratio of 5.22%. The FDIC was again notified of the non-compliance with the Order. Due to continuing operating losses projected for the third quarter of 2011, the bank is at risk of its capital ratios dropping to the critically undercapitalized level as of September 30, 2011, without further capital contributions. The Company injected an additional $840 thousand into Royal Palm Bank in the second quarter of 2011, but has elected not to make any further capital injections until it determines a course of action to raise capital at the Company level. The Company and Royal Palm Bank are continuing to aggressively explore various strategies to raise capital and to meet the requirements of the Directive.  For further discussion, see the “Capital Resources” section of this filing.

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

As of June 30, 2011, Heartland Bank had a Tier 1 leverage capital ratio of 4.00%, Tier 1 capital ratio of 5.25%, and total risk based capital ratio of 7.38%.  As of December 31, 2010, Heartland had a Tier 1 leverage capital ratio of 4.12%, Tier 1 capital ratio of 5.67%, and total risk based capital ratio of 7.71%. These ratios fell below the level required by the Order primarily due to additional provisions for loan losses, and the Company elected not to inject any capital into Heartland until it determines a course of action to raise capital at the Company level. The FDIC was notified of the non-compliance with the Order as of December 31, 2010, and requested the bank to provide a plan to restore the ratios to the required levels. On June 15, 2011, the Company and Heartland Bank, with the assistance of their legal and other professional advisors, submitted a plan to the FDIC, the primary focus of which was the sale of certain of the bank’s distressed assets to a third-party buyer, followed by the Company’s sale of the remainder of the Heartland Bank charter to another third party.   On June 24, 2011, the FDIC notified the bank that its capital plan was unacceptable, due to the lack of a definitive agreement with a third party buyer. The Company and Heartland Bank are continuing to aggressively explore various strategies to raise capital and to meet the requirements of the Order.  For further discussion, see the “Capital Resources” section of this filing.

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

Deferred Taxes.  The Company has maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only net charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. Management considers both positive and negative evidence regarding the ultimate recoverability of the deferred tax assets. Positive evidence includes the existence of taxes paid in available carryback years, available tax planning strategies and the probability that taxable income will be generated in future periods, while negative evidence includes a cumulative loss in the current year and prior year and general business and economic trends. As of June 30, 2011, management has evaluated the recoverability of the net deferred tax asset and established a full valuation allowance for certain federal and state net operating losses and credit carryforwards that are not expected to be fully realized.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

In addition to the risk factors previously discussed in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, the Company also faces the risk set forth below:

Compliance with NYSE Amex’s continued listing standards. In April 2011, the Company received a notice of noncompliance with the Exchange’s continued listing standards regarding stockholders’ equity, losses from continuing operations, and net losses and request for a plan to become compliant with those standards.  In July 2011,  the Exchange accepted the Company’s plan of compliance and granted an extension to the listing subject to the Company’s meeting certain conditions, including the completion of a sale or significant progress toward a sale by the Company of certain assets by September 30, 2011, completion of a capital raising transaction as required by applicable banking regulators by December 31, 2011, and other financial improvements.  There is no assurance the Company will be able to implement its plan successfully by such dates.

The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.     On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+.   On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank.  These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject, including those described under Risk Factors in the Company’s 2010 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities.

There were the following issuer purchases of equity securities (i.e., the Company’s common stock) during the three months ended June 30, 2011:

Second Quarter 2011 Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

April	0	N/A	0	$8,128,000
May	0	N/A	0	$8,128,000
June	0	N/A	0	$8,128,000
Total	0	N/A	0

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

Item 3. Defaults Upon Senior Securities

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Identification of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document

101	XBRL Schema Document

101	XBRL Calculation Linkbase Document

101	XBRL Labels Linkbase Document

101	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2011	By:	/s/ Lee R. Keith
Lee R. Keith
Acting and Interim President and Chief Executive Officer (principal executive officer)

Date: August 15, 2011	By:	/s/ Michael P. McGrath
Michael P. McGrath
Executive Vice President, Treasurer, Secretary and
Chief Financial Officer
(principal financial officer/ principal accounting officer)