Form 10-Q
period 2011-09-30
Mercantile Bancorp, Inc.
filed 2011-11-15
CIK 1289701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

As of November 14, 2011 the number of outstanding shares of Common Stock, par value $0.4167 per share was 8,748,330.

MERCANTILE BANCORP, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets	3

	Condensed Consolidated Statements of Operations	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6-30

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31-54

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	54

Item 4.	Controls and Procedures	55

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	55
Item 1A.	Risk Factors	55-56
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 3.	Defaults Upon Senior Securities	56
Item 5.	Other Information	56
Item 6.	Exhibits	57

	Signatures

Exhibits

	Section 302 Certifications
	Section 906 Certifications
	XBRL Content

PART I
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

MERCANTILE BANCORP, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	September 30, 2011	December 31, 2010
	(Unaudited)

Assets
Cash and due from banks	$6,974	$10,585
Interest-bearing demand deposits	116,894	75,593
Federal funds sold	14,414	11,370
Cash and cash equivalents	138,282	97,548
Available-for-sale securities	99,604	107,250
Held-to-maturity securities (fair values of $628 and $1,246)	614	1,208
Loans held for sale	2,894	7,513
Loans, net of allowance for loan losses of $21,081 and $28,199	546,399	632,963
Interest receivable	3,004	3,328
Foreclosed assets held for sale, net	25,860	21,091
Federal Home Loan Bank stock	2,812	2,885
Cost method investments in common stock	982	1,392
Mortgage servicing rights	1,099	784
Cash surrender value of life insurance	15,982	15,572
Premises and equipment, net	22,808	23,993
Core deposit and other intangibles, net	393	492
Other assets	7,532	13,162
Total assets	$868,265	$929,181

Liabilities
Deposits
Demand	$110,771	$111,741
Savings, NOW and money market	197,303	227,850
Time	427,276	406,539
Brokered time	50,409	87,084
Total deposits	785,759	833,214
Short-term borrowings	15,896	13,660
Long-term debt	7,000	15,000
Junior subordinated debentures	61,858	61,858
Interest payable	9,367	6,986
Other liabilities	5,794	4,498

Total liabilities	885,675	935,216

Commitments and Contingent Liabilities

Stockholders’ Deficit

Mercantile Bancorp, Inc. stockholders’ deficit

Common stock, $0.42 par value; authorized 30,000,000 shares;
Issued — 8,887,113 shares at September 30, 2011 and December 31, 2010
Outstanding — 8,748,330 shares at September 30, 2011 and 8,703,330 at December 31, 2010	3,648	3,629
Additional paid-in capital	9,315	11,738
Retained deficit	(30,495)	(19,524)
Accumulated other comprehensive income	1,881	2,994
	(15,650)	(1,163)
Treasury stock, at cost
Common; 138,783 shares at September 30, 2011 and 183,783 shares at December 31, 2010	(1,759)	(2,295)

Total Mercantile Bancorp, Inc. stockholders’ deficit	(17,410)	(3,458)

Noncontrolling interest	-	(2,577)

Total stockholders’ deficit	(17,410)	(6,035)

Total liabilities and stockholders’ deficit	$868,265	$929,181

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest and Dividend Income
Loans, including fees
Taxable	$7,560	$9,990	$23,650	$29,751
Tax exempt	255	235	715	707
Securities
Taxable	623	847	2,165	2,743
Tax exempt	199	231	603	737
Federal funds sold	8	6	22	21
Dividends on Federal Home Loan Bank Stock	1	2	6	9
Deposits with financial institutions and other	50	43	124	161
Total interest and dividend income	8,696	11,354	27,285	34,129

Interest Expense
Deposits	2,770	3,911	8,878	11,970
Short-term borrowings	16	45	66	282
Long-term debt and junior subordinated debentures	981	1,033	2,955	3,091
Total interest expense	3,767	4,989	11,899	15,343

Net Interest Income	4,929	6,365	15,386	18,786

Provision for Loan Losses	6,158	11,560	6,371	22,700

Net Interest Income (Loss) After Provision For Loan Losses	(1,229)	(5,195)	9,015	(3,914)

Noninterest Income
Fiduciary activities	614	581	1,841	1,744
Brokerage fees	312	243	880	899
Customer service fees	334	400	1,012	1,183
Other service charges and fees	298	195	915	564
Net gains (losses) on sales of assets	-	(3)	3	5
Net gains on investments in common stock	-	39	-	39
Net gains on loan sales	86	248	257	466
Net gains on sale of available-for-sale securities	-	-	377	-
Loan servicing fees	128	126	372	373
Net increase in cash surrender value of life insurance	138	143	410	420
Other	28	158	457	569
Total noninterest income	1,938	2,130	6,524	6,262

Noninterest Expense
Salaries and employee benefits	3,863	4,310	11,629	13,004
Net occupancy expense	584	675	1,761	1,899
Equipment expense	515	552	1,560	1,721
Deposit insurance premium	493	645	1,941	1,717
Professional fees	542	610	1,584	1,566
Postage and supplies	118	131	365	406
Losses on foreclosed assets, net	3,003	508	3,523	890
Amortization of mortgage servicing rights	63	117	156	196
Other than temporary impairment losses on available-for-sale and cost method investments	208	-	410	566
Other	1,536	1,577	4,595	4,422
Total noninterest expense	10,925	9,125	27,524	26,387

Loss from Continuing Operations Before Income Taxes	(10,216)	(12,190)	(11,985)	(24,039)
Income Tax Expense (Benefit)	(1)	13,114	95	10,077
Loss from Continuing Operations	(10,215)	(25,304)	(12,080)	(34,116)

Discontinued Operations
Income from discontinued operations (including gain on sale in 2010 of $4,254, net of income tax expense of $2,045)	-	219	824	3,429

Net Loss	(10,215)	(25,085)	(11,256)	(30,687)

Less: Net loss attributable to the noncontrolling interest	-	(2,551)	(287)	(4,662)

Net Loss attributable to Mercantile Bancorp, Inc.	$(10,215)	$(22,534)	$(10,969)	$(26,025)

Weighted Average Shares Outstanding	8,748,330	8,703,330	8,738,605	8,703,330
Basic Loss Per Share
Continuing operations	$(1.17)	$(2.62)	$(1.36)	$(3.38)
Discontinued operations	-	0.03	0.09	0.39
Total Basic Loss Per Share	$(1.17)	$(2.59)	$(1.26)	$(2.99)

See accompanying notes to condensed consolidated financial statements

MERCANTILE BANCORP, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Nine Months Ended September 30	2011	2010
Operating Activities
Net loss before attribution of noncontrolling interest	$(11,256)	$(30,687)
Net loss attributable to noncontrolling interest	(287)	(4,662)
Net loss attributable to Mercantile Bancorp, Inc.	(10,969)	(26,025)
Items not requiring (providing) cash
Depreciation	1,182	1,358
Provision for loan losses	6,371	22,700
Amortization of premiums and discounts on securities	450	482
Amortization of core deposit intangibles and other purchase accounting adjustments	86	120
Deferred income taxes	-	10,762
Net realized gains on sale of available-for-sale securities	(377)	-
Other-than-temporary impairment losses on available-for-sale and cost method investments	410	566
Losses on foreclosed assets	3,523	890
Gains on loan sales	(257)	(466)
Amortization of mortgage servicing rights	156	196
Recovery of mortgage servicing rights	(348)	-
Gain on sale of Marine Bank & Trust and Brown County State Bank	(824)	(4,496)
Gains on sale of premises and equipment	(3)	(5)
Gains on investments of common stock	-	(39)
Federal Home Loan Bank stock dividends	(2)	(6)
Net increase in cash surrender value of life insurance	(410)	(458)
Changes in
Loans originated for sale	(23,482)	(38,828)
Proceeds from sales of loans	28,235	36,914
Interest receivable	324	102
Other assets	5,630	3,312
Interest payable	2,381	2,140
Other liabilities	392	(113)
Noncontrolling interest in subsidiary	(287)	(4,662)
Net cash provided by operating activities	12,181	4,444

Investing Activities
Cash received from sales of Marine Bank & Trust and Brown County State Bank	6	14,823
Purchases of available-for-sale securities	(28,929)	(19,821)
Proceeds from maturities of available-for-sale securities	27,520	31,116
Proceeds from the sales of available-for-sale securities	9,610	373
Proceeds from maturities of held-to-maturity securities	594	947
Net change in loans	66,753	43,183
Purchases of premises and equipment	(26)	(55)
Proceeds from sales of premises and equipment	5	-
Proceeds from sales of Federal Home Loan Bank stock	75	22
Proceeds from sales of foreclosed assets	5,160	8,422
Net cash provided by investing activities	80,768	79,010

Financing Activities
Net decrease in demand deposits, money market, NOW and savings accounts	(31,517)	(38,123)
Net decrease in time and brokered time deposits	(15,929)	(54,406)
Net increase (decrease) in short-term borrowings	2,236	(9,050)
Repayments of long-term debt	(8,000)	(10,172)
Payment to Mid-America Bancorp, Inc. minority shareholders	(5)	-
Purchase by Mercantile Bancorp, Inc. of Mid-America debenture of $1,000,000 by the issuance of 45,000 shares of common stock:
- Increase in additional paid-in-capital	446	-
- Issuance of treasury stock	535	-
- Issuance of common stock	19	-
Net cash used in financing activities	(52,215)	(111,751)

Increase (Decrease) In Cash and Cash Equivalents	40,734	(28,297)
Cash and Cash Equivalents, Beginning of Period	97,548	123,391

Cash and Cash Equivalents, End of Period	$138,282	$95,094

Supplemental Cash Flows Information
Interest paid	$9,518	$14,335
Income taxes received	$(5,028)	$(530)
Real estate acquired in settlement of loans	$13,451	$19,029
Purchase of Mid-America debenture from minority shareholders	$(1,000)	$-

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2011 and 2010.  Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The December 31, 2010 condensed consolidated balance sheet data was derived from the audited financial statements, but certain information and disclosures required by accounting principles generally accepted in the United States of America have been condensed or omitted.

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

FASB Accounting Standards Update 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  In April 2011, new authoritative accounting guidance was issued to provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 became effective for the Company’s financial statements as of September 30, 2011. This ASU has not had a significant impact on the Company’s financial statements, but it expanded the disclosures that the Company is required to provide.

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

FASB Accounting Standards Update 2011-05, “Amendments to Topic 220, Comprehensive Income.”  In June 2011, FASB issued ASU No. 2011-05.  Under the amendments in ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

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

4. FEDERAL HOME LOAN BANK STOCK

Federal Home Loan Bank stock is stated at cost and is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. As of September 30, 2011, and December 31, 2010, the Company owned approximately $2.8 million of Federal Home Loan Bank stock, including $1.9 million of stock (1,931,404.94 shares) in the Federal Home Loan Bank of Chicago (“FHLB of Chicago”). During the third quarter of 2007, the FHLB of Chicago received a Cease and Desist Order (“Order”) from their regulator, the Federal Housing Finance Agency (“FHFA”). During the third quarter, the FHFA approved FHLB of Chicago’s capital plan.  This plan will include a capital stock conversion as of January 1, 2012.  In conjunction with the capital plan, FHLB of Chicago is preparing a plan for submission to FHFA, for the FHLB of Chicago to begin repurchasing excess stock over time after the effective date of the capital plan.  The FHLB of Chicago continues to provide liquidity and funding through advances. With regard to dividends, the FHLB of Chicago will continue to assess its dividend capacity each quarter and make appropriate requests for approval from its regulator. The FHLB of Chicago did not pay a dividend during 2010; however, dividends at an annualized rate of 10 basis points per share were paid on February 14, May 13, and August 15 of 2011. Management performed an impairment analysis and, based on currently available information, determined the investment in the FHLB of Chicago stock was ultimately recoverable as of September 30, 2011 and December 31, 2010.

5. SECURITIES

The amortized cost and fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
September 30, 2011:
U.S. Government agencies	$3,211	$61	$—	$3,272
U.S. Treasury	1,005	—	—	1,005
Mortgage-backed securities: GSE residential	60,595	1,669	(17)	62,247
State and political subdivisions	31,958	967	(18)	32,907
Equity securities	131	42	—	173

	$96,900	$2,739	$(35)	$99,604

Available-for-sale Securities:
December 31, 2010:
U.S. Government agencies	$3,649	$78	$—	$3,727
Mortgage-backed securities: GSE residential	65,094	1,860	(6)	66,948
State and political subdivisions	33,906	714	(658)	33,962
Equity securities	2,314	390	(91)	2,613

	$104,963	$3,042	$(755)	$107,250

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity Securities:
September 30, 2011:
Mortgage-backed securities: GSE residential	$614	$14	$—	$628

December 31, 2010:
Mortgage-backed securities: GSE residential	$1,208	$38	$—	$1,246

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$6,600	$6,602	$—	$—
One to five years	14,298	14,859	—	—
Five to ten years	14,239	14,639	—	—
After ten years	1,037	1,084	—	—
	36,174	37,184	—	—
Mortgage-backed securities: GSE residential	60,595	62,247	614	628
Equity securities	131	173	—	—

Totals	$96,900	$99,604	$614	$628

The carrying value of securities pledged as collateral, to secure public deposits, Federal Home Loan Bank advances, repurchase agreements and for other purposes, amounted to $66.7 million at September 30, 2011 and $29.0 million at December 31, 2010.

During the nine months ended September 30, 2011, the Company recognized other-than-temporary impairment charges of $410 thousand on one of its investments in stock of other financial institutions, which is carried as a cost method investment in common stock. During the nine months ended September 30, 2010, the Company recognized other-than-temporary impairment charges of $566 thousand on two of its investments in stock of other financial institutions, which were carried as available-for-sale securities. Impairments are determined based on the difference between the Company’s carrying value and quoted market prices for the stocks as of the report date.  In making the determination of impairment for each of its investments, the Company considered the duration of the loss, prospects for recovery in a reasonable period of time and the significance of the loss compared to carrying value.  As of September 30, 2011, the Company had sold all of its investments in stock of other financial institutions that were carried as available-for-sale.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2011
Mortgage-backed securities: GSE residential	$3,439	$(17)	$—	$—	$3,439	$(17)
State and political subdivisions	5,194	(17)	310	(1)	5,504	(18)

Total temporarily impaired securities	$8,633	$(34)	$310	$(1)	$8,943	$(35)

December 31, 2010
Mortgage-backed securities: GSE residential	$2,303	$(6)	$—	$—	$2,303	$(6)
State and political subdivisions	10,608	(657)	114	(1)	10,722	(658)
Equity securities	287	(91)	—	—	287	(91)

Total temporarily impaired securities	$13,198	$(754)	$114	$(1)	$13,312	$(755)

At September 30, 2011, securities in an unrealized loss position in the investment portfolio are minimal. The Company’s mortgage-backed securities and state and political subdivision securities are in a loss position due to interest rate changes, not credit events. Those unrealized losses are considered temporary and the Company has the ability and intent to hold them for the foreseeable future. Their fair value is expected to recover as the investments approach their maturity date or there is a downward shift in interest rates.

6. COST METHOD INVESTMENTS IN COMMON STOCK

The Company has minority investments in the common stock of other community banks, which are not publicly traded, that are recorded under the cost method of accounting.  The Company had investments in three community banks at September 30, 2011 and December 31, 2010 with a carrying value of $982 thousand and $1.4 million, respectively.

The Company’s cost method investments are reviewed for impairment based on each investee’s earnings performance, asset quality, changes in the economic environment, and current and projected future cash flows.  Based on this review, the Company determined one of its investments to be other-than-temporarily impaired due to poor earnings and asset quality. The Company recognized an impairment charge of approximately $410 thousand during the first nine months of 2011 on this cost method investment based on the difference between the Company’s cost and the investee’s book value, which was determined to be a reasonable estimate of fair value. No impairment charges were deemed necessary based on the Company’s review of its cost method investments during 2010.

7. LOANS AND ALLOWANCE FOR LOAN LOSSES

Categories of loans, including loans held for sale within residential real estate of $2.9 million and $7.5 million at September 30, 2011 and December 31, 2010, respectively, are as follows:

	September 30, 2011	December 31, 2010

Commercial and financial	$126,775	$146,463
Agricultural	11,260	11,708
Real estate - farmland	14,183	15,528
Real estate - construction	64,892	91,553
Real estate - commercial	122,754	153,767
Real estate - residential	177,532	189,479
Consumer	52,978	60,177

Total loans	570,374	668,675

Less
Allowance for loan losses	21,081	28,199

Net loans	$549,293	$640,476

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

At September 30, 2011 and December 31, 2010, the Company held a concentration in commercial real estate loans amounting to $201.8 million and $260.8 million, respectively.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method at September 30, 2011 and December 31, 2010:

	September 30, 2011
	Commercial & Financial	Agricultural	Real Estate- Farmland	Real Estate- Construction	Real Estate- Commercial	Real Estate- Residential	Installment Loans to Individuals	Total
	(dollars in thousands)
Allowance for loan losses:

For the three months ended September 30, 2011

Balance, beginning of year	$3,280	$37	$64	$7,285	$4,509	$4,157	$1,103	$20,435
Provision (Credit) charged to expense	2,161	11	(1)	2,173	2,017	(13)	(190)	6,158
Losses charged off	1,117	5	-	2,351	1,902	152	34	5,561
Recoveries	2	1	-	4	5	14	23	49
Balance, end of period	$4,326	$44	$63	$7,111	$4,629	$4,006	$902	$21,081

For the nine months ended September 30, 2011

Balance, beginning of year	$4,540	$44	$73	$12,288	$4,625	$5,126	$1,503	$28,199
Provision (Credit) charged to expense	2,472	4	(10)	3,231	1,891	(711)	(506)	6,371
Losses charged off	2,704	12	-	8,419	1,992	488	169	13,784
Recoveries	18	8	-	11	105	79	74	295
Balance, end of period	$4,326	$44	$63	$7,111	$4,629	$4,006	$902	$21,081

Ending balance:
Individually evaluated for impairment	$3,948	$-	$-	$3,973	$2,038	$1,304	$510	$10,236
Ending balance:
Collectively evaluated for impairment	$1,915	$44	$63	$3,138	$2,591	$2,702	$392	$10,845

Loans:
Ending balance	$126,775	$11,260	$14,183	$64,892	$122,754	$177,532	$52,978	$570,374
Ending balance:
Individually evaluated for impairment	$8,531	$-	$221	$40,735	$20,633	$8,184	$1,664	$79,968
Ending balance:
Collectively evaluated for impairment	$118,244	$11,260	$13,962	$24,157	$102,121	$169,347	$51,314	$490,405

	December 31 2010
	Commercial & Financial	Agricultural	Real Estate- Farmland	Real Estate- Construction	Real Estate- Commercial	Real Estate- Residential	Installment Loans to Individuals	Total
	(dollars in thousands)
Allowance for loan losses:

Balance, beginning of year	$3,023	$200	$300	$5,840	$2,974	$4,956	$1,558	$18,851
Provision (Credit) charged to expense	8,845	(157)	(188)	19,452	3,003	3,359	653	34,967
Losses charged off	7,411	18	39	13,057	1,355	3,247	788	25,915
Recoveries	83	19	-	53	3	58	80	296
Balance, end of period	$4,540	$44	$73	$12,288	$4,625	$5,126	$1,503	$28,199

Ending balance:
Individually evaluated for impairment	$2,497	$-	$-	$8,509	$2,207	$1,346	$804	$15,363
Ending balance:
Collectively evaluated for impairment	$2,043	$44	$73	$3,779	$2,418	$3,780	$699	$12,836

Loans:
Ending balance	$146,463	$11,708	$15,528	$91,553	$153,767	$189,479	$60,177	$668,675
Ending balance:
Individually evaluated for impairment	$4,726	$-	$-	$52,375	$24,279	$6,004	$2,348	$89,732
Ending balance:
Collectively evaluated for impairment	$141,737	$11,708	$15,528	$39,178	$129,488	$183,475	$57,829	$578,943

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

Activity in the ALL for the periods ended September 30, 2010 were as follows:

	Three months Ended September 30, 2010	Nine months Ended September 30, 2010
	(dollars in thousands)

Balance, beginning of period	$22,608	$18,851
Provision charged to expense	11,560	22,700
Losses charged off, net of recoveries of $97 and $221, respectively	8,302	15,685
Balance, end of period	$25,866	$25,866

For the nine months ended September 30, 2011, provision for loan loss expense was $6.4 million, compared with $22.7 million for the same period in 2010. For the three months ended September 30, 2011, provision for loan loss expense was $6.2 million, compared with $11.6 million for the same period in 2010. The year-over-year decreases were largely due to the stabilization of the overall economy, and in particular, the real estate values that collateralize many of the Company’s loans, resulting in significant reductions in the Company’s non-performing loans and net charge-offs as of and for the nine months ended September 30, 2011. Additionally, the provision for loan loss expense as of September 30, 2011 included a negative provision of $963 thousand in the first quarter of 2011 compared to expense of $4.0 million for the same period in 2010. The Company’s analysis of the adequacy of its ALL as of March 31, 2011 reflected, prior to recording the negative provision, an excess balance in the ALL, primarily due to the reduction in total loans, stabilization of non-performing loan balances and receipt of an updated appraisal in April 2011 to support a substantial reduction of a specific reserve on a commercial real estate loan that was added in the fourth quarter of 2010.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2011 and December 31, 2010:

	Commercial & Agricultural		Commercial Real Estate		Residential Real Estate		Consumer
Rating:	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010

Pass	$120,932	$133,363	$119,825	$167,302	$164,336	$171,904	$50,900	$57,760
Special Mention	1,848	15,076	16,582	17,523	4,674	3,988	410	70
Substandard	6,503	2,130	65,422	74,252	5,628	6,074	1,668	2,345
Doubtful	747	2,712	-	1,770	-	-	-	2
Total	$130,030	$153,281	$201,829	$260,847	$174,638	$181,966	$52,978	$60,177

	Loans Held for Sale		Floor Plan Loans		Total Loans
Rating:	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010

Pass	$2,894	$7,513	$8,005	$4,891	$466,892	$542,733
Special Mention	-	-	-	-	23,514	36,657
Substandard	-	-	-	-	79,221	84,801
Doubtful	-	-	-	-	747	4,484
Total	$2,894	$7,513	$8,005	$4,891	$570,374	$668,675

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

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

Commercial and financial	$184	$269	$625	$1,078	$125,697	$126,775	$45
Agricultural	1	—	—	1	11,259	11,260	—
Real estate - farmland	—	—	245	245	13,938	14,183	58
Real estate - construction	2,963	—	10,695	13,658	51,234	64,892	—
Real estate - commercial	1,089	2,380	9,759	13,228	109,526	122,754	384
Real estate - residential	696	2,439	2,552	5,687	171,845	177,532	71
Installment loans to individuals	285	117	125	527	52,451	52,978	23
Total	$5,218	$5,205	$24,001	$34,424	$535,950	$570,374	$581

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
Commercial and financial	$112	$243	$2,284	$2,639	$143,824	$146,463	$—
Agricultural	—	—	2	2	11,706	11,708	2
Real estate - farmland	357	—	—	357	15,171	15,528	—
Real estate - construction	2,606	5,480	21,816	29,902	61,651	91,553	—
Real estate - commercial	1,878	1,779	9,133	12,790	140,977	153,767	—
Real estate - residential	1,632	2,496	3,347	7,475	182,004	189,479	262
Installment loans to individuals	220	150	43	413	59,764	60,177	27
Total	$6,805	$10,148	$36,625	$53,578	$615,097	$668,675	$291

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

At September 30, 2011 the Company had approximately $8.8 million in troubled debt restructurings that were classified as impaired including $5.3 million in construction real estate loans, $428 thousand in residential real estate loans, $3.0 million in commercial real estate loans, and $146 thousand in commercial loans.  In addition to these amounts, the Company had troubled debt restructurings totaling approximately $17.2 million, also classified as impaired, that were performing in accordance with their modified terms including $7.4 million in construction real estate loans, $103 thousand in residential real estate loans, $3.6 million in commercial real estate loans, and $6.1 million in commercial loans.

Included in certain loan categories in the impaired loans are troubled debt restructurings (“TDR”), where economic concessions have been granted to borrowers who have experienced financial difficulties that were classified as impaired.  These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.  TDRs are considered impaired at the time of restructuring and typically are returned to accruing status after considering the borrower’s sustained repayment performance for a reasonable period of at least six months.

When loans and leases are modified into a TDR, the Company evaluates any possible impairment similar to other impaired loans based on the current fair value of the collateral, less selling costs for collateral dependent loans.  If the Company determines that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs, and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to ALL.  In periods subsequent to modification, the Company evaluates all TDRs, including those that have payment defaults, for possible impairment and recognizes impairment through ALL.

During the quarter ended September 30, 2011, the Company adopted ASU 2011-02.  The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those receivables newly identified as impaired. As a result of adopting ASU 2011-02, the Company reassessed all restructurings that occurred on or after January 1, 2011, the beginning of our current fiscal year, for identification as TDRs.  The Company identified no loans as troubled debt restructurings for which ALL had previously been measured under a general allowance for credit losses methodology.  Therefore, there was no additional impact to ALL as a result of the adoption.

The following table presents the recorded balance, at original cost, of troubled debt restructurings, one of which was past due as of September 30, 2011, and two of which were past due as of December 31, 2010. As of September 30, 2011, TDR loans totaling $13.5 million were on nonaccrual. The remaining loans were on accrual status including three construction real estate loans totaling $7.3 million, four commercial real estate loans totaling $5.1 million, and one residential real estate loan totaling $103 thousand, totaling $12.5 million.

(Dollars in thousands)	September 30, 2011	December 31, 2010

Commercial and financial	$6,225	$419
Agricultural	—	—
Real estate - farmland	—	—
Real estate - construction	12,614	521
Real estate - commercial	6,631	7,417
Real estate - residential	531	2,111
Installment loans to individuals	—	—

Total	$26,001	$10,468

The following table represents loans modified as troubled debt restructures during the three and nine month periods ended September 30, 2011:

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment

Commercial and financial	4	$6,080	4	$6,080
Agricultural	—	—	—	—
Real estate - farmland	—	—	—	—
Real estate - construction	2	6,887	5	12,094
Real estate - commercial	4	1,563	7	2,834
Real estate - residential	—	—	—	—
Installment loans to individuals	—	—	—	—

Total	10	$14,530	16	$21,008

During the nine month period ended September 30, 2011, the Company modified four commercial and financial loans, with a recorded investment of $6.1 million, which were deemed TDRs. Three of the modifications, totaling $5.0 million were to change to interest-only payments.  One of the modifications, totaling $1.1 million was to change to interest-only payments and extend the maturity date.

During the nine month period ended September 30, 2011, the Company modified five construction real estate loans, with a recorded investment of $12.1 million, which were deemed TDRs.  Four of the modifications, totaling $8.2 million were to extend the maturity date.  One of the modifications, totaling $3.9 million involved the write-off of the principal balance and an extension of the maturity date.

During the nine month period ended September 30, 2011, the Company modified seven commercial real estate loans, with a recorded investment of $2.8 million, which were deemed TDRs. Two of the modifications, totaling $540 thousand were to change to interest-only payments.  Three of the modifications, totaling $282 thousand were to change to interest-only payments and extend the maturity dates.  One of the modifications, totaling $1.3 million was to change to  interest-only payments and  to extend the maturity date. Finally, one of the modifications, totaling $730 thousand involved a reduction of the monthly payment only.

The Company reported five loans, all one relationship, totaling approximately $7.4 million that were in default during the quarter-ended September 30, 2011. The loans were classified as TDRs in August 2011 and defaulted in September 2011. Because they could not comply with modified terms, the loans were placed on nonaccrual status and additional specific reserves were placed against them. In addition, the Company reported three smaller modified loans totaling approximately $575 thousand as being in default during the third quarter of 2011.

The following tables present impaired loans as of September 30, 2011 and December 31, 2010:

	Nine Months Ending September 30, 2011					Three Months Ending September 30, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:

Commercial and agriculture	$817	$817	$—	$2,449	$106	$1,486	$20
Commercial real estate	19,962	19,962	—	31,423	487	26,464	111
Residential real estate	4,349	4,349	—	6,311	57	1,753	33
Consumer	—	—	—	114	—	108	—

Loans with a specific valuation allowance:

Commercial and agriculture	7,713	7,713	2,411	4,180	255	6,470	3
Commercial real estate	41,628	41,628	6,011	34,952	1,005	42,709	375
Residential real estate	3,835	3,835	1,303	3,530	135	3,712	36
Consumer	1,664	1,664	511	1,891	39	1,806	13

Total:

Commercial	$70,120	$70,120	$8,422	$73,004	$1,853	$77,129	$509
Residential	$8,184	$8,184	$1,303	$9,841	$192	$5,465	$69
Consumer	$1,664	$1,664	$511	$2,005	$39	$1,914	$13

	December 31, 2010
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:

Commercial and agriculture	$987	$987	$—	$2,283	$177
Commercial real estate	25,984	25,984	—	46,808	1,489
Residential real estate	1,626	1,626	—	4,784	41
Consumer	—	—	—	—	—

Loans with a specific valuation allowance:

Commercial and agriculture	3,739	3,739	2,497	2,927	171
Commercial real estate	50,670	50,670	10,716	37,726	1,402
Residential real estate	4,378	4,378	1,346	4,293	63
Consumer	2,348	2,348	804	1,930	104

Total:

Commercial	$81,380	$81,380	$13,213	$89,744	$3,239
Residential	$6,004	$6,004	$1,346	$9,077	$104
Consumer	$2,348	$2,348	$804	$1,930	$104

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the Company’s nonaccrual loans at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010

Commercial and financial	$6,697	$2,579
Agricultural	—	—
Real estate - farmland	187	134
Real estate - construction	13,638	29,892
Real estate - commercial	9,406	9,134
Real estate - residential	2,680	4,041
Installment loans to individuals	226	216
Total	$32,833	$45,996

For the nine month period ended September 30, 2011 and year ended December 31, 2010, the Company recognized interest income on impaired loans of $2.1 million and $3.4 million, respectively.  On a cash basis, the Company recognized interest income on impaired loans of  $2.1 million and $4.5 million for the nine month period ended September 30, 2011 and year ended December 31, 2010, respectively.

8. CAPITAL AND OPERATING MATTERS

Stockholders’ deficit at September 30, 2011 was $(17.4 million) compared to $(6.0 million) as of December 31, 2010, a decrease of $11.4 million. The decrease was primarily due to the net loss recorded during the nine months ended September 30, 2011, as well as adjustments related to the acquisition of convertible debentures issued by Mid-America Bancorp, Inc. (“Mid-America”), the conversion of those debentures into common stock of Mid-America and the merger of Mid-America into the Company. Prior to conversion of the Mid-America debentures, Mid-America had negative stockholders’ equity. The conversion and subsequent merger of Mid-America into the Company resulted in the transfer of the minority interest portion of Mid-America’s negative equity to the Company. Mid-America was formerly the sole shareholder of Heartland Bank.

Prior to April 4, 2011, in addition to its ownership of 55.5% of the outstanding voting stock of Mid-America, the Company also held convertible debentures issued by Mid-America totaling $11.9 million. Included in the total were $1.0 million of debentures previously held by several minority shareholders of Mid-America.  In March 2011, the Company purchased the debentures held by the minority shareholders in exchange for issuance of a total of 45 thousand shares of the Company’s common stock, valued at approximately $45 thousand. The debentures paid interest at a rate of 5.5% per annum, had a maturity date of March 31, 2011 and were convertible at the holder’s option into common stock of Mid-America. Because these instruments represented inter-company transactions, they were eliminated on a consolidated basis and excluded from the Company’s financial statements. The purchase of the debentures at a discount was reflected as an increase in Mercantile Bancorp, Inc. stockholders’ deficit of approximately $1 million.

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

The Company and Bank’s actual capital amounts and ratios at September 30, 2011 and December 31, 2010 are presented in the following tables:

	Actual		Minimum for Capital Adequacy Purposes		Minimum Capital Requirement per Formal Agreement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011
Total capital (to risk-weighted assets)
Consolidated	(19,794)	(3.29)%	48,076	8.00%	N/A	N/A
Mercantile Bank	45,412	10.00%	36,336	8.00%	54,504	12.00%
Heartland Bank	5,260	6.41%	6,565	8.00%	10,668	13.00%
Royal Palm Bank of Florida	2,959	4.66%	5,079	8.00%	7,619	12.00%

Tier 1 capital (to risk-weighted assets)
Consolidated	(19,794)	(3.29)%	24,038	4.00%	N/A	N/A
Mercantile Bank	39,609	8.72%	18,168	4.00%	N/A	N/A
Heartland Bank	3,802	4.63%	3,283	4.00%	N/A	N/A
Royal Palm Bank of Florida	2,113	3.33%	2,540	4.00%	6,349	10.00%

Tier 1 capital (to average assets)
Consolidated	(19,794)	(2.27)%	34,820	4.00%	N/A	N/A
Mercantile Bank	39,609	6.12%	25,882	4.00%	51,764	8.00%
Heartland Bank	3,802	3.05%	4,981	4.00%	11,206	9.00%
Royal Palm Bank of Florida	2,113	2.11%	4,002	4.00%	8,004	8.00%

	Actual		Minimum for Capital Adequacy Purposes		Minimum Capital Requirement per Formal Agreement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total capital (to risk-weighted assets)
Consolidated	(7,021)	(1.0)%	55,900	8.00%	N/A	N/A
Mercantile Bank	50,215	9.9%	40,783	8.00%	61,175	12.00%
Heartland Bank	8,198	7.7%	8,507	8.00%	12,760	13.00%
Royal Palm Bank of Florida	2,332	3.0%	6,409	8.00%	9,614	12.00%

Tier 1 capital (to risk-weighted assets)
Consolidated	(7,021)	(1.0)%	27,950	4.00%	N/A	N/A
Mercantile Bank	43,701	8.6%	20,392	4.00%	N/A	N/A
Heartland Bank	6,024	5.7%	4,253	4.00%	N/A	N/A
Royal Palm Bank of Florida	1,237	1.6%	3,205	4.00%	8,012	10.00%

Tier 1 capital (to average assets)
Consolidated	(7,021)	(0.7)%	38,894	4.00%	N/A	N/A
Mercantile Bank	43,701	6.2%	28,027	4.00%	56,055	8.00%
Heartland Bank	6,024	4.1%	5,847	4.00%	11,693	9.00%
Royal Palm Bank of Florida	1,237	1.0%	4,954	4.00%	9,908	8.00%

The capital amounts and ratios disclosed in the middle columns of the table above are minimum requirements under capital adequacy guidelines, while those in the columns on the right represent requirements per each entity’s regulatory enforcement action. The Company has entered into a Written Agreement with the Federal Reserve Bank and the Banks have each entered into Consent Orders with the FDIC and their respective state banking agencies. Mercantile Bank’s Consent Order was effective in March 2011, while Royal Palm Bank and Heartland Bank were already operating under their Consent Orders, and the Company under its Written Agreement as of December 31, 2010. These formal enforcement actions convey specific actions needed to address certain findings from their regulatory examinations and to address each entity’s condition. For further discussion, see the “Regulatory Matters” section in Part I, Item 2 of this filing.

Applicable federal prompt corrective action regulations for banks provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Based on regulatory capital standards, as of September 30, 2011, Mercantile Bank is well-capitalized, Royal Palm Bank is significantly undercapitalized, and Heartland Bank is undercapitalized. Institutions in any of the undercapitalized categories are subject to enhanced monitoring by their federal and state bank regulators, restrictions on asset growth and expansion, and other significantly greater regulatory restrictions than apply to well-capitalized or adequately capitalized institutions.

The Company estimates the need to raise approximately $25.5 million to return each of the Banks to compliance with its Consent Order. Given the current economic environment, there can be no assurance the Company will be able to raise the estimated capital needed.

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

The following tables present the Company’s assets that are measured at fair value on a recurring basis and the level within the ASC 820 hierarchy in which their fair value measurements fall as of September 30, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements Using
September 30, 2011	Fair Value	Quotes Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government agencies	$3,272	$—	$3,272	$—
U.S. Treasury	1,005	1,005	—	—
Mortgage-backed securities: GSE residential	62,247	—	62,247	—
State and political subdivisions	32,907	—	32,907	—
Equity securities – common stock in other financial institutions	173	75	—	98

	$99,604	$1,080	$98,426	$98

		Fair Value Measurements Using
December 31, 2010	Fair Value	Quotes Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government agencies	$3,727	$—	$3,727	$—
Mortgage-backed securities: GSE residential	66,948	—	66,948	—
State and political subdivisions	33,962	—	33,962	—
Equity securities – common stock in other financial institutions	2,613	2,516	—	97

	$107,250	$2,516	$104,637	$97

Management values Level 3 securities based on exit prices for which management believes it could receive if they were to sell these securities. This value approximates costs for a majority of these investments. There were no changes in valuation techniques for the Level 3 securities during the period. The change in fair value of assets measured using significant unobservable (Level 3) inputs on a recurring basis for the three and nine months ended September 30, 2011 and 2010 is summarized as follows (in thousands):

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2011	2010	2011	2010

Beginning balance	$98	$97	$97	$135
Total realized and unrealized gains and losses:
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Purchases, issuances and settlements	—	—	1	(38)
Transfers in and/or out of Level 3	—	—	—	—

Balance, September 30	$98	$97	$98	$97

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—	$—

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

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.  Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy. Fair value adjustments on impaired loans were $29.5 million at September 30, 2011 compared to $63.0 million at December 31, 2010, and $39.0 million at September 30, 2010.

Foreclosed Assets Held for Sale – Other real estate consists of properties obtained through foreclosure or in satisfaction of loans.  These properties are reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is recorded as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a component of the income statement. Fair value adjustments on foreclosed assets held for sale were $3.4 million at September 30, 2011 compared to $6.7 million at December 31, 2010, and $504 thousand at September 30, 2010.

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

The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis during the period and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at September 30, 2011 and December 31, 2010:

		Fair Value Measurements Using
Carrying value at September 30, 2011	Fair Value	Quotes Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$52,679	$—	$—	$52,679
Foreclosed assets held for sale	5,832	—	—	5,832
Cost method investments	90	—	—	90
Mortgage servicing rights	1,099	—	—	1,099

		Fair Value Measurements Using
Carrying value at December 31, 2010	Fair Value	Quotes Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$48,611	$—	$—	$48,611
Foreclosed assets held for sale	12,860	—	—	12,860
Mortgage servicing rights	784	—	—	784

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

The estimation methodologies used, the estimated fair values, and the recorded book balances at September 30, 2011 and December 31, 2010, were as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$138,282	$138,282	$97,548	$97,548
Available-for-sale securities	99,604	99,604	107,250	107,250
Held-to-maturity securities	614	628	1,208	1,246
Loans held for sale	2,894	2,894	7,513	7,513
Loans, net of allowance for loan losses	546,399	540,225	632,963	657,110
Federal Home Loan Bank stock	2,812	2,812	2,885	2,885
Cost method investments in common stock	982	982	1,392	1,392
Interest receivable	3,004	3,004	3,328	3,328

Financial liabilities
Deposits	785,758	782,749	833,214	827,922
Short-term borrowings	15,896	15,896	13,660	13,660
Long-term debt and junior subordinated debentures	68,858	35,541	76,858	46,449
Interest payable	9,367	9,367	6,986	6,986

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

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

10. INCOME TAXES

A reconciliation of income tax expense (benefit) on continuing operations at the statutory rate to the Company’s actual income tax expense (benefit) is shown below:

	Nine Months Ended September 30, 2011	Twelve Months Ended December 31, 2010

Computed at the statutory rate (35%)	$(4,195)	$(14,924)
Increase (decrease) resulting from
Graduated tax rates	120	426
Tax exempt income	(429)	(620)
State income taxes	(943)	(2,190)
Increase in cash surrender value of life insurance	(128)	(193)
Changes in the deferred tax asset valuation allowance	5,607	29,767
Other	63	(19)

Actual tax expense	$95	$12,247

The tax effects of temporary differences related to deferred taxes shown on the balance sheets are as follows:

	September 30, 2011	December 31, 2010
Deferred tax assets
Allowance for loan losses	$8,010	$9,708
Accrued compensated absences	123	135
Deferred compensation	800	801
Accrued postretirement benefits	129	132
Deferred loss on investments	2,512	2,304
Capital loss carryforward on disposal of HNB	3,076	3,465
Net operating loss carryforward	22,689	16,617
Deferred loan fees	50	48
Alternative minimum tax credits	1,074	1,074
Other	4,671	3,475

	43,134	37,759

Deferred tax liabilities
Federal Home Loan Bank stock dividends	257	251
Depreciation	458	510
State taxes	1,031	1,031
Mortgage servicing rights	434	302
Unrealized gains on available-for-sale securities	922	822
Purchase accounting adjustments	98	89
Other	168	165

	3,368	3,170

Net deferred tax asset before valuation allowance	39,766	34,589

Valuation allowance
Beginning balance	$(34,589)	$(5,590)
Increase during the period	(5,607)	(29,767)
Decrease during the period resulting from the elimination to discontinuing operations	319	—
(Increase) decrease during the period	(811)	768

Ending balance	(40,688)	(34,589)

Net deferred tax liability	$(922)	$—

As of September 30, 2011, the Company had $55.0 million of net operating loss carryforwards, which will expire in 15-20 years. The Company has recognized a valuation allowance on a portion of the operating losses that have been determined not to be utilizable based on management’s analysis.

As of September 30, 2011, the Company had $1.1 million of alternative minimum tax credits available to offset future federal income taxes.  The credits have no expiration date.

11. DISCONTINUED OPERATIONS

The Company completed the sale of Marine Bank & Trust (“Marine Bank”) and Brown County State Bank (“Brown County”) to United Community Bancorp, Inc. (“United”), of Chatham, Illinois for approximately $25.8 million on February 26, 2010. The transaction originally resulted in a pre-tax gain of approximately $4.3 million. However, at the time of the sale, the Company entered into a letter agreement with United whereby the Company would be entitled to a portion of principal payments on two specified loan participations received by United subsequent to the sale. As of September 30, 2011, the Company has received approximately $857 thousand in accordance with the letter agreement, increasing the pre-tax gain to approximately $5.1 million. Certain adjustments were recorded relating to the sale resulting in a gain of $818 thousand during the first quarter of 2011.

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

The following table summarizes the income and expenses of the discontinued operations for the periods ended September 30, 2011 and 2010, including Marine Bank and Brown County:

	Three Months Ended September		Nine Months Ended September
	2011	2010	2011	2010

Interest and dividend income	$—	$—	$—	$2,206
Interest expense	—	—	—	572
Net interest margin	—	—	—	1,634

Provision for loan loss	—	—	—	48
Gain on Sale of Marine and Brown County	—	—	—	4,254
Noninterest income	—	238	824	500
Noninterest expense	—	—	—	866

Net income (loss) before taxes	—	238	824	5,474

Income tax expense	—	19	—	2,045

Net income	$—	$219	$824	$3,429

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

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balances of mortgage loans serviced for others was approximately $195.3 million and $199.7 million at September 30, 2011 and December 31, 2010, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $933 thousand and $1.2 million at September 30, 2011 and December 31, 2010, respectively.

The aggregate estimated fair value of capitalized mortgage servicing rights at September 30, 2011 and December 31, 2010 totaled $1.0 million and $1.1 million, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

	September 30,	December 31,
	2011	2010
Mortgage servicing rights
Balance, beginning of year	$784	$885
Servicing rights capitalized	242	709
Recovery of MSR income	349	—
Amortization of servicing rights	(156)	(341)
	1,219	1,253
Valuation allowance	(120)	(469)

	$1,099	$784

Activity in the valuation allowance for mortgage servicing rights was as follows:
	September 30,	December 31,
	2011	2010

Balance, beginning of year	$469	$366
Additions	—	103
Reductions	(349)	—

Balance, end of year	$120	$469

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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Commitments to originate loans totaled $15.1 million at September 30, 2011 and $13.7 million at December 31, 2010. The commitments extend over varying periods of time with the majority being disbursed within a one-year period. At September 30, 2011 and December 31, 2010, the Company had granted unused lines of credit to borrowers totaling $71.0 million and $76.8 million, respectively, for commercial lines and open-end consumer lines.

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $5.4 million at September 30, 2011 and $7.6 million at December 31, 2010. At September 30, 2011, the outstanding standby letters of credit had a weighted average term of approximately one year. As of September 30, 2011 and December 31, 2010, no liability for the fair value of the Company’s potential obligations under these guarantees has been recorded since the amount is deemed immaterial.

14. COMPREHENSIVE LOSS

Comprehensive loss components and related taxes were as follows:

	For the Three Months Ended September 30,
	2011	2010

Net loss	$(10,215)	$(25,085)

Other comprehensive income (loss):
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $181 for 2011 and $(184) for 2010	375	(307)
Less reclassification adjustment for realized gains included in income, net of tax expense of $14 for 2010	—	25
Less reclassification adjustment for other than temporary losses included in income, net of tax benefit of $(79) for 2011	(129)	—
Total unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $260 for 2011 and $(198) for 2010	504	(332)

Plus valuation allowance on deferred tax liability on available-for-sale securities	(662)	—
Adjustment of ASC 715 (formerly SFAS 158) liability, net of tax benefit of $0 for 2010	—	(1)

Total other comprehensive income loss, net of tax benefit	(158)	(333)

Comprehensive loss	(10,373)	(25,418)

Comprehensive income loss attributable to the noncontrolling interest	—	(2,551)

Comprehensive loss attributable to Mercantile Bancorp, Inc.	$(10,373)	$(22,867)

	For the Nine Months Ended September 30,
	2011	2010

Net loss	$(11,256)	$(30,687)

Other comprehensive income (loss):
Unrealized depreciation on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense of $87 for 2011 and $(256) for 2010	267	(482)
Less reclassification adjustment for the sale of Marine Bank & Trust and Brown County State Bank	818	—
Less reclassification adjustment for realized gains included in income, net of tax expense of $143 for 2011 and $14 for 2010	234	25
Less reclassification adjustment for other than temporary losses included in income net of tax benefit of $(156) for 2011 and $(215) for 2010	(254)	(351)
Total unrealized depreciation on available-for-sale securities, net of tax expense (benefit) of $100 for 2011 and $(55) for 2010	(531)	(156)

Plus valuation allowance on deferred tax liability on available-for-sale securities	(822)	—
Adjustment of SFAS 158 liability, net of tax expense of $(10) for 2011 and $(10) for 2010	17	17
Plus valuation allowance on deferred tax asset on defined benefit post-retirement liability	11	—

Total other comprehensive loss, net of tax benefit	(1,325)	(139)

Comprehensive loss	(12,581)	(30,826)

Comprehensive loss attributable to the noncontrolling interest	(287)	(4,662)

Comprehensive loss attributable to Mercantile Bancorp, Inc.	$(12,294)	$(26,164)

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

●	changes occur in the securities markets;

●	technology-related changes may be harder to make or more expensive than the Company anticipated;

●	worldwide political and social unrest, including acts of war and terrorism;

●	changes occur in monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board;

●	impairment of the goodwill and core deposit intangibles the Company has recorded with acquisitions and the resulting adverse impact on the Company’s profitability;

●	the occurrence of any event, change or other circumstance that could result in the Company’s failure to develop and implement successfully capital-raising and debt-restructuring plans;

●	the failure of the Company to implement successfully its plans to deregister under the Securities Exchange Act of 1934 and delist its shares of common stock from the NYSE Amex; and

●	the results of a non-public investigation by the Securities and Exchange Commission into the Company’s provisions and allowances for loan loss reserves in its periodic reports.

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

Wholly-Owned Subsidiaries.  As of September 30, 2011, the Company was the sole shareholder of the following banking subsidiaries:

●	Mercantile Bank (“Mercantile Bank”), located in Quincy, Illinois; and
●	Royal Palm Bancorp, Inc. (“Royal Palm”), the sole shareholder of Royal Palm Bank of Florida (“Royal Palm Bank”), located in Naples, Florida.
●	Heartland Bank (“Heartland Bank”), located in Leawood, Kansas

Prior to April 4, 2011, the Company owned 55.5% of the outstanding voting stock of Mid-America Bancorp, Inc. (“Mid-America”), which was the sole shareholder of Heartland Bank. In addition to its equity interest in Mid-America, the Company also held convertible debentures issued by Mid-America totaling $11.9 million. Included in the total of $11.9 million was $1.0 million of debentures previously held by several minority shareholders of Mid-America.  In March 2011, the Company purchased the debentures held by the minority shareholders in exchange for issuance of a total of 45 thousand shares of the Company’s common stock, valued at approximately $45 thousand. The debentures paid interest at a rate of 5.5% per annum, had a maturity date of March 31, 2011 and were convertible at the holder’s option into common stock of Mid-America. Because these instruments represented inter-company transactions, they were eliminated on a consolidated basis and excluded from the Company’s financial statements.

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

Other Investments in Financial Institutions.  As of September 30, 2011, the Company had less than majority ownership interests in two financial institutions, both of which are included in cost method investments in the Company’s consolidated balance sheet. Specifically, the Company owned the following percentages of the outstanding voting stock of these banking entities:

●	2.5% of Premier Community Bank of the Emerald Coast (“Premier Community”), located in Crestview, Florida; and
●	4.9% of Brookhaven Bank (“Brookhaven”), located in Atlanta, Georgia;

Other Developments.  In June 2009, the Company elected to defer regularly scheduled interest payments on its outstanding junior subordinated debentures relating to its trust preferred securities.  The terms of the junior subordinated debentures and the trust documents allow the Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty.  During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities.  Also during the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures.  As of September 30, 2011, the accumulated deferred interest payments totaled $8.4 million.

In November 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The FDIC is also authorized to adjust the normal assessment rates in order to replenish the Deposit Insurance Fund to the statutory limit of 1.15% of insured deposits by December 31, 2013. The Company’s December 30, 2009 prepayment from continuing operations totaled approximately $3.9 million, and is being amortized based on the actual quarterly assessment invoices received from the FDIC. As of September 30, 2011, the prepaid FDIC assessment balance is approximately $1.1 million.

On August 8, 2011, the Company announced that Lee R. Keith had been appointed as the President and CEO of the Company and Chairman of Mercantile Bank.  Mr. Keith replaced Ted T. Awerkamp, who had served as President and CEO of the Company and as Chairman of Mercantile Bank since 2007.

On October 19, 2011, the Company announced that Mercantile Bank had entered into a definitive Branch Purchase Agreement with HNB National Bank of Hannibal, Missouri (“HNB”) whereby Mercantile Bank will sell approximately $63 million in loans to HNB and HNB will assume up to $74 million in deposits booked at Mercantile Bank branches located in Savannah and St. Joseph, Missouri for a deposit premium of 1.5%.  This transaction is expected to close in the first quarter of 2012.  Because the branches to be sold have no discrete financial information available separate from Mercantile Bank, it was determined that the branches would not be shown as “Discontinued Operations, Assets/Liabilities Held for Sale” on the Company’s financial statements.

On November 14, 2011, the Company announced its intention to voluntarily delist its Common Stock, par value $0.4167 per share, from the NYSE Amex and to terminate the registration of the Common Stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Among other factors, the Company’s Board of Directors considered the costs and benefits associated with maintaining the registration under the Exchange Act and continued listing with the NYSE Amex.  The Board determined deregistration and delisting is in the shareholders’ and the Company’s best interests for the following reasons, among others:  the Company does not intend to access the public equity markets to raise capital in the foreseeable future; deregistering and delisting its shares of common stock would eliminate the substantial costs and efforts associated with meeting the significant regulatory requirements placed on a public company with shares registered under the Exchange Act and listed on NYSE Amex; and such reduction of costs and efforts outweigh the benefits of continuing as a public company with shares listed on the NYSE Amex.

Results of Operations
Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

Overview.  Unless otherwise indicated, discussions below regarding income and expense for the three months ended September 30, 2011 and 2010 refer to the Company’s continuing operations. Net loss for the three months ended September 30, 2011 from both continuing and discontinued operations was $10.2 million compared with a net loss of $22.5 million for the same period in 2010. The primary factors contributing to the decrease in net loss were a decrease in provision for loan losses of $5.4 million and a decrease in income tax expense of $13.1 million, primarily offset by a decrease in net interest income of $1.4 million and an increase in noninterest expense of $1.8 million.  Basic loss per share (EPS) for the three months ended September 30, 2011 was $(1.17) compared with $(2.59) for the same period in 2010.

Total assets at September 30, 2011 were $868.3 million compared with $929.2 million at December 31, 2010, a decrease of $60.9 million or 6.6%, primarily attributable to a decrease in loans, partially offset by an increase in cash and cash equivalents. Total loans, including loans held for sale, at September 30, 2011 were $570.4 million compared with $668.7 million at December 31, 2010, a decrease of $98.3 million or 14.7%. Total deposits at September 30, 2011 were $785.8 million compared with $833.2 million at December 31, 2010, a decrease of $47.5 million or 5.7%. Total Mercantile Bancorp, Inc. stockholders’ deficit at September 30, 2011 was $(17.4) million compared with $(3.5) million at December 31, 2010.

The Company’s annualized return on average assets was (4.65)% for the three months ended September 30, 2011, compared with (8.82)% for the same period in 2010.

Discontinued Operations.  As a result of the sale of two of the Company’s wholly-owned subsidiaries, Marine Bank & Trust and Brown County State Bank, to United Community Bancshares, Inc. on February 26, 2010, the income and expenses of those two banks for the period January 1 through February 26, 2010 are included in “Income from discontinued operations” in the Company’s consolidated statements of operations

Net Interest Income. For the three months ended September 30, 2011, net interest income decreased $1.4 million, or 22.6%, to $4.9 million compared with $6.4 million for the same period in 2010. The decrease was primarily due to decreased volumes and yields on loans and securities, partially offset by decreased volumes and rates of most categories of interest-bearing liabilities. For the three months ended September 30, 2011 and 2010, the net interest margin decreased by 30 basis points to 2.43% from 2.73% while the net interest spread decreased by 28 basis points to 2.32% from 2.60%, respectively.

Interest and dividend income for the three months ended September 30, 2011 decreased $2.7 million, or 23.4%, to $8.7 million compared with $11.4 million for the same period in 2010.  This decrease was due primarily to a decrease in loan interest income of $2.4 million.  Average total loans from continuing operations for the three months ended September 30, 2011 decreased $125.0 million, or 17.4%, to $592.6 million compared with $717.6 million for the same period in 2010, while the average yield on total loans decreased 42 basis points to 5.23% for the same period. Average total investments for the three months ended September 30, 2011 decreased $18.1 million, or 14.8%, to $104.5 million compared with $122.6 million for the same period in 2010, while the average yield on investments decreased 37 basis points to 3.12% for the same period. For the three months ended September 30, 2011, compared to the same period in 2010, the yield on total average earning assets decreased by 58 basis points to 4.29%.

Interest expense for the three months ended September 30, 2011 decreased $1.2 million, or 24.5%, to $3.8 million compared with $5.0 million for the same period in 2010.  This decrease was due primarily to decreases in interest expense on deposits of $1.1 million.  Average total interest-bearing deposits for the three months ended September 30, 2011 decreased $99.8 million, or 12.8%, to $678.9 million compared with $778.6 million for the same period in 2010, while the average cost of funds on total interest-bearing deposits decreased 37 basis points to 1.62% for the same period.  The average cost of funds on all categories of deposits decreased in the three months ended September 30, 2011, compared to the same period in 2010, due to the decline in general market rates.  Average total long-term debt for the three months ended September 30, 2011 decreased $8.0 million, or 10.4%, to $68.9 million compared with $76.9 million for the same period in 2010, while the average cost of funds on long-term debt increased 32 basis points to 5.65% for the same period. For the three months ended September 30, 2011, compared to the same period in 2010, the cost of funds on total average interest-bearing liabilities decreased by 30 basis points to 1.97%.

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

	For the three months ended September 30
	2011			2010
	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate
	(dollars in thousands)
Assets
Interest-bearing demand deposits	$91,886	$50	0.22%	$71,794	$43	0.24%
Federal funds sold	13,386	8	0.24%	10,679	6	0.22%
Securities:
Taxable
U.S. treasuries and government agencies	4,384	19	1.72%	4,079	24	2.33%
Mortgage-backed securities: GSE residential	33,916	234	2.74%	33,052	244	2.93%
Other securities	43,644	370	3.36%	58,283	579	3.94%
Total taxable	81,944	623	3.02%	95,414	847	3.52%
Non-taxable — State and political subdivision (3)	22,503	199	3.51%	27,164	231	3.37%
Loans (net of unearned discount) (1)(2)	592,585	7,815	5.23%	717,608	10,225	5.65%
Federal Home Loan Bank stock	2,831	1	0.14%	2,949	2	0.27%
Total interest-earning assets	805,135	$8,696	4.29%	925,608	$11,354	4.87%

Cash and due from banks	8,280			10,350
Interest receivable	3,091			3,847
Foreclosed assets held for sale, net	26,212			25,876
Cost method investments in common stock	1,121			1,392
Cash surrender value of life insurance	15,909			15,337
Premises and equipment	23,005			24,618
Other	6,900			26,855
Intangible assets	1,861			1,861
Allowance for loan loss	(20,500)			(22,184)

Total assets	$871,014			$1,013,560

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$67,929	$34	0.20%	$66,345	$44	0.26%
Savings deposits	43,340	20	0.18%	45,604	38	0.33%
Money-market deposits	89,746	118	0.52%	112,432	163	0.58%
Time and brokered time deposits	477,867	2,598	2.16%	554,268	3,666	2.62%
Short-term borrowings	12,651	16	0.50%	14,907	45	1.20%
Long term debt	7,000	69	3.91%	15,001	159	4.21%
Junior subordinated debentures	61,858	912	5.85%	61,858	874	5.61%

Total interest-bearing liabilities	760,391	$3,767	1.97%	870,415	$4,989	2.27%

Demand deposits	104,856			93,773
Interest payable	9,135			6,063
Other liabilities	3,905			4,594
Noncontrolling interest	-			1,723
Stockholders’ equity	(7,273)			36,992

Total liabilities and stockholders’ equity	$871,014			$1,013,560

Interest spread			2.32%			2.60%
Net interest income		$4,929			$6,365
Net interest margin			2.43%			2.73%
Interest-earning assets to interest-bearing liabilities	105.88%			106.34%

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

	For the three months ended September 30, 2011 vs. 2010
	Increase (Decrease) Due to Change in
	Volume	Rate	Total

Increase (decrease) in interest income:
Interest-bearing bank deposits	$11	$(4)	$7
Federal funds sold	2	-	2
Investment securities:
U.S. Treasuries and Agencies	2	(7)	(5)
Mortgage-backed securities: GSE residential	6	(16)	(10)
States and political subdivision (1)	(41)	9	(32)
Other securities	(132)	(77)	(209)
Loans (net of unearned discounts)	(1,689)	(721)	(2,410)
Federal Home Loan Bank stock	-	(1)	(1)
Change in interest income	(1,841)	(817)	(2,658)
Increase (decrease) in interest expense:
Interest-bearing transaction deposits	1	(11)	(10)
Savings deposits	(2)	(16)	(18)
Money-market deposits	(31)	(14)	(45)
Time and brokered time deposits	(466)	(602)	(1,068)
Short-term borrowings	(6)	(23)	(29)
Long-term debt and junior subordinated debentures	(112)	60	(52)
Change in interest expense	(616)	(606)	(1,222)

Increase (decrease) in net interest income	$(1,225)	$(211)	$(1,436)

(1) The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.

Provision for Loan Losses. Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses (“ALL”) to a level deemed appropriate by management. For the three months ended September 30, 2011, the provision was $6.2 million, compared with $11.6 million for the same period in 2010. The ALL at September 30, 2011 was $21.1 million, or 3.70% of total loans, a decrease of $7.1 million from $28.2 million or 4.22% of total loans at December 31, 2010, primarily due to a decrease in the balance required to be maintained in the ALL as determined by management’s evaluation as of September 30, 2011.  Nonperforming loans decreased to $46.0 million, or 8.06% of total loans as of September 30, 2011, compared with $53.3 million, or 7.97% of total loans as of December 31, 2010, primarily due to foreclosures that resulted in partial charge-offs and the transfer of the fair market value of collateral into foreclosed assets.  Impaired loans decreased from $89.7 million at December 31, 2010 to $80.0 million at September 30, 2011.  The Company anticipates a portion of the impaired loans will eventually be charged off, but believes it has adequately reserved for these losses based on circumstances existing as of September 30, 2011.

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

Noninterest Income. Noninterest income for the three months ended September 30, 2011 decreased $192 thousand to $1.9 million compared with $2.1 million for the same period in 2010.  The decrease in noninterest income was primarily due to decreases in net gains on loan sales and other non interest income, partially offset by increases in other service charges.

The following table presents, for the periods indicated, the major categories of noninterest income:
	For the Three Months Ended September 30
	2011	2010

Fiduciary activities	$614	$581
Brokerage fees	312	243
Customer service fees	334	400
Other service charges and fees	298	195
Net gains (losses) on sales of assets	-	(3)
Net gains on investments in common stock	-	39
Net gains on loan sales	86	248
Loan servicing fees	128	126
Net increase in cash surrender value of life insurance	138	143
Other	28	158

Total noninterest income	$1,938	$2,130

Net gains on loan sales for the three months ended September 30, 2011 decreased $162 thousand to $86 thousand compared with $248 thousand for the same period in 2010, primarily due to a slow-down in residential mortgage refinancing activity, ultimately leading to a reduction in the amount of loan sales from 2010 to 2011.

Other noninterest income for the three months ended September 30, 2011 decreased $130 thousand to $28 thousand compared with $158 thousand for the same period in 2010, primarily due to a decrease in fees for providing data processing services to three former subsidiaries that were sold in December 2009 and February 2010.

Other service charges and fees for the three months ended September 30, 2011 increased $103 thousand to $298 thousand compared with $195 thousand for the same period in 2010, primarily due to an increase in wire transfer fees collected for approximately three months from a business deposit customer of Mercantile Bank. The relationship with this customer was terminated in July 2011 for reasons unrelated to the fee income earned.

Noninterest Expense. For the three months ended September 30, 2011, noninterest expense increased $1.8 million, or 19.7% to $10.9 million compared with $9.1 million for the same period in 2010, primarily due to increases in losses on foreclosed assets and other than temporary impairment losses on cost method investments, partially offset by decreases in salaries and employee benefits and FDIC deposit insurance premiums.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended September 30
	2011	2010

Salaries and employee benefits	$3,863	$4,310
Net occupancy expense	584	675
Equipment expense	515	552
Deposit insurance premium	493	645
Professional fees	542	610
Postage and supplies	118	131
Losses on foreclosed assets, net	3,003	508
Other than temporary losses on cost method investments	208	-
Amortization of mortgage servicing rights	63	117
Other	1,536	1,577

Total noninterest expense	$10,925	$9,125

Salaries and employee benefits decreased $447 thousand for the three months ended September 30, 2011 to $3.9 million, from $4.3 million for the same period in 2010, primarily due to an early retirement and reduction in force initiative by the Company in 2010 that resulted in the elimination of 22 full-time positions, representing approximately 7.7% of the Company’s workforce prior to implementation of these actions. The Company had 241 full-time equivalent employees at September 30, 2011 compared to 249 at September 30, 2010.

Deposit insurance premiums decreased $152 thousand for the three months ended September 30, 2011 to $493 thousand, from $645 thousand for the same period in 2010, primarily due to the decline in asset balances on which the premiums are assessed, partially offset by increased FDIC assessment rates for all financial institutions in order to replenish the Deposit Insurance Fund to statutory levels, along with increases in the risk-based components of the assessments for each of the Company’s subsidiary banks attributable to the banks’ weakened financial condition.

Losses on foreclosed assets for the three months ended September 30, 2011 were $3.0 million, an increase of $2.5 million compared with $508 thousand for the same period in 2010, primarily due to write-down of the carrying value of one foreclosed property based on an updated appraisal received during the third quarter of 2011. Prior to foreclosure, this property had collateralized a purchased participation in a commercial real estate loan in which both Mercantile Bank and Heartland Bank had participated.

Other than temporary impairment losses on cost method investments increased to $208 thousand for the three months ended September 30, 2011, compared to a zero balance at September 30, 2010. These impairments were determined based on the difference between the Company’s carrying value and the book value of each investee as of September 30, 2011. Because the investees’ stocks do not trade in an active, open market with readily observable prices, the Company considered book value to be a reasonably accurate estimate of fair value.

Income Taxes Expense (Benefit).  Income tax benefit for the three months ended September 30, 2011 was $(1) compared to income tax expense of $13.1 million for the same period in 2010, primarily due to an increase in the valuation allowance related to the Company’s deferred tax assets. During 2010, the Company’s evaluation of the adequacy of the valuation allowance determined that it was no longer more likely than not that it could generate sufficient taxable income to realize the deferred tax assets in future near-term periods as defined by generally accepted accounting principles. Accordingly, the Company recorded an additional valuation allowance in the amount of $10.3 million, representing the full remaining balance of the Company’s and each of its subsidiary banks’ deferred tax assets as of September 30, 2010. As of September 30, 2011 and December 31, 2010, the Company recorded further increases to the valuation allowance of $4.8 million and $8.9 million, respectively, to reduce its net deferred tax assets to $0, leaving a deferred tax liability of approximately $922 thousand. For the three months ended September 30, 2011, the Company’s income tax expense based on taxable income before income taxes was offset by an increase in the valuation allowance related to deferred tax assets.

The Company has recognized no increase in its liability for unrecognized tax benefits.  The Company files income tax returns in the U.S. federal jurisdiction and the states of Illinois, Missouri, Kansas and Florida jurisdictions.  With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2007.

Results of Operations
Comparison of Operating Results for the Nine Months Ended September 30, 2011 and 2010

Overview.  Unless otherwise indicated, discussions below regarding income and expense for the nine months ended September 30, 2011 and 2010 refer to the Company’s continuing operations. Net loss for the nine months ended September 30, 2011 from both continuing and discontinued operations was $11.0 million compared with net loss of $26.0 million for the same period in 2010. The primary factor contributing to the decrease in net loss was a decrease in provision for loan losses of $16.3 million.  Basic loss per share (EPS) for the nine months ended September 30, 2011 was $(1.26) compared with $(2.99) for the same period in 2010.

The Company’s annualized return on average assets was (1.65)% for the nine months ended September 30, 2011, compared with (3.18)% for the same period in 2010.

Discontinued Operations.  As a result of the sale of two of the Company’s wholly-owned subsidiaries, Marine Bank & Trust and Brown County State Bank, to United Community Bancshares, Inc. on February 26, 2010, the income and expenses of those two banks for the period January 1 through February 26, 2010 are included in “Income (loss) from discontinued operations” in the Company’s consolidated statements of operations.

Net Interest Income. For the nine months ended September 30, 2011, net interest income decreased $3.4 million, or 18.1%, to $15.4 million compared with $18.8 million for the same period in 2010. The decrease was primarily due to decreased volumes and yields on loans and securities, partially offset by decreased volumes and rates of most categories of interest-bearing liabilities. For the nine months ended September 30, 2011 and 2010, the net interest margin decreased by 13 basis points to 2.50% from 2.63% while the net interest spread decreased by 10 basis points to 2.37% from 2.47%, respectively.

Interest and dividend income for the nine months ended September 30, 2011 decreased $6.8 million, or 20.1%, to $27.3 million compared with $34.1 million for the same period in 2010.  This decrease was due primarily to a decrease in loan interest income of $6.1 million.  Average total loans for the nine months ended September 30, 2011 decreased $125.8 million, or 16.9%, to $617.2 million compared with $743.0 million for the same period in 2010, while the average yield on total loans decreased 20 basis points to 5.28% for the same period. Average total investments for the nine months ended September 30, 2011 decreased $17.5 million, or 13.9%, to $107.9 million compared with $125.4 million for the same period in 2010, while the average yield on investments decreased 28 basis points to 3.43% for the same period. For the nine months ended September 30, 2011, compared to the same period in 2010, the yield on total average earning assets decreased by 34 basis points to 4.43%.

Interest expense for the nine months ended September 30, 2011 decreased $3.4 million, or 22.4%, to $11.9 million compared with $15.3 million for the same period in 2010.  This decrease was due primarily to decreases in interest expense on deposits of $3.1 million.  Average total interest-bearing deposits for the nine months ended September 30, 2011 decreased $102.7 million, or 12.9%, to $691.6 million compared with $794.3 million for the same period in 2010, while the average cost of funds on total interest-bearing deposits decreased 29 basis points to 1.72% for the same period.  The average cost of funds on all categories of deposits decreased in the nine months ended September 30, 2011, compared to the same period in 2010, due to the decline in general market rates.  Average total long-term debt for the nine months ended September 30, 2011 decreased $6.6 million, or 8.5%, to $71.0 million compared with $77.5 million for the same period in 2010, while the average cost of funds on long-term debt increased 24 basis points to 5.57% for the same period. For the nine months ended September 30, 2011, compared to the same period in 2010, the cost of funds on total average interest-bearing liabilities decreased by 24 basis points to 2.06%.

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
	For the nine months ended September 30
	2011			2010
	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate
	(dollars in thousands)
Assets
Interest-bearing demand deposits	$82,592	$124	0.20%	$72,611	$161	0.30%
Federal funds sold	13,421	22	0.22%	11,892	21	0.24%
Securities:
Taxable
U.S. treasuries and government agencies	3,826	60	2.10%	2,328	49	2.81%
Mortgage-backed securities: GSE residential	34,540	767	2.97%	33,632	800	3.18%
Other securities	46,658	1,338	3.83%	61,739	1,894	4.10%
Total taxable	85,024	2,165	3.40%	97,699	2,743	3.75%
Non-taxable — State and political subdivision (3)	22,906	603	3.52%	27,727	737	3.55%
Loans (net of unearned discount) (1)(2)	617,248	24,365	5.28%	743,006	30,458	5.48%
Federal Home Loan Bank stock	2,858	6	0.28%	2,899	9	0.42%
Total interest-earning assets	824,049	$27,285	4.43%	955,834	$34,129	4.77%

Cash and due from banks	9,366			9,334
Interest receivable	3,177			3,797
Foreclosed assets held for sale, net	25,310			20,507
Cost method investments in common stock	1,212			1,392
Cash surrender value of life insurance	15,775			15,221
Premises and equipment	23,401			24,993
Other	8,042			24,497
Intangible assets	1,322			1,890
Allowance for loan loss	(24,201)			(20,183)
Discontinued operations, Assets held for sale	-			58,130

Total assets	$887,453			$1,095,412

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$68,459	$103	0.20%	$67,476	$137	0.27%
Savings deposits	44,724	66	0.20%	46,921	123	0.35%
Money-market deposits	96,397	378	0.52%	120,516	533	0.59%
Time and brokered time deposits	482,005	8,331	2.31%	559,397	11,177	2.67%
Short-term borrowings	10,970	66	0.80%	20,056	282	1.88%
Long term debt	9,119	269	3.94%	15,687	538	4.59%
Junior subordinated debentures	61,858	2,686	5.81%	61,858	2,553	5.52%

Total interest-bearing liabilities	773,532	$11,899	2.06%	891,911	$15,343	2.30%

Demand deposits	106,397			97,320
Interest payable	8,286			5,239
Other liabilities	3,964			4,190
Discontinued operations, Liabilities held for sale	-			53,479
Noncontrolling interest	(1,868)			2,800
Stockholders’ equity	(2,858)			40,473

Total liabilities and stockholders’ equity	$887,453			$1,095,412

Interest spread			2.37%			2.47%
Net interest income		$15,386			$18,786
Net interest margin			2.50%			2.63%
Interest-earning assets to interest-bearing liabilities	106.53%			107.17%

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

	For the nine months ended September 30, 2011 vs. 2010
	Increase (Decrease) Due to Change in
	Volume	Rate	Total

Increase (decrease) in interest income:
Interest-bearing bank deposits	$20	$(57)	$(37)
Federal funds sold	3	(2)	1
Investment securities:
U.S. Treasuries and Agencies	26	(15)	11
Mortgage-backed securities: GSE residential	21	(54)	(33)
States and political subdivision (1)	(127)	(7)	(134)
Other securities	(439)	(117)	(556)
Loans (net of unearned discounts)	(4,998)	(1,095)	(6,093)
Federal Home Loan Bank stock	-	(3)	(3)
Change in interest income	(5,494)	(1,350)	(6,844)
Increase (decrease) in interest expense:
Interest-bearing transaction deposits	2	(36)	(34)
Savings deposits	(6)	(51)	(57)
Money-market deposits	(99)	(56)	(155)
Time and brokered time deposits	(1,441)	(1,405)	(2,846)
Short-term borrowings	(95)	(121)	(216)
Long-term debt and junior subordinated debentures	(269)	133	(136)
Change in interest expense	(1,908)	(1,536)	(3,444)

Increase (decrease) in net interest income	$(3,586)	$186	$(3,400)

(1) The tax exempt income for state and political subdivisions is not recorded on a tax equivalent basis.

Provision for Loan Losses. Provisions for loan losses are charged against income to bring the Company’s allowance for loan losses (“ALL”) to a level deemed appropriate by management. For the nine months ended September 30, 2011, the provision was $6.4 million, compared with $22.7 million for the same period in 2010. Included in the provision for the nine months ended September 30, 2011 was a negative provision of $963 thousand in the first quarter of 2011 that resulted from the Company’s first quarter analysis of the adequacy of its ALL.  That analysis reflected, prior to recording the negative provision, an excess balance in the ALL, primarily due to the reduction in total loans, stabilization of non-performing loan balances and receipt of an updated appraisal in April 2011 to support a substantial reduction of a specific reserve on a commercial real estate loan that was added in the fourth quarter of 2010. The ALL at September 30, 2011 was $21.1 million, or 3.70% of total loans, a decrease of $7.1 million from $28.2 million or 4.22% of total loans at December 31, 2010, primarily due to a decrease in the balance required to be maintained in the ALL as determined by management’s evaluation as of September 30, 2011.  Nonperforming loans decreased to $46.0 million, or 8.06% of total loans as of September 30, 2011, compared with $53.3 million, or 7.97% of total loans as of December 31, 2010, primarily due to foreclosures that resulted in partial charge-offs and the transfer of the fair market value of collateral into foreclosed assets.  Impaired loans decreased from $89.7 million at December 31, 2010 to $80.0 million at September 30, 2011.  The Company anticipates a portion of the impaired loans will eventually be charged off, but believes it has adequately reserved for these losses based on circumstances existing as of September 30, 2011.

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

Noninterest Income. Noninterest income for the nine months ended September 30, 2011 increased $262 thousand to $6.5 million compared with $6.3 million for the same period in 2010.  The increase in noninterest income was primarily due to increases in other service charges and fees and net gains on sale of available-for-sale securities, partially offset by decreases in customer service fees, net gains on loan sales, and other noninterest income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Nine Months Ended September 30
	2011	2010

Fiduciary activities	$1,841	$1,744
Brokerage fees	880	899
Customer service fees	1,012	1,183
Other service charges and fees	915	564
Net gains on sales of assets	3	5
Net gains on investments in common stock	-	39
Net gains on loan sales	257	466
Net gains on sale of available-for-sale securities	377	-
Loan servicing fees	372	373
Net increase in cash surrender value of life insurance	410	420
Other	457	569

Total noninterest income	$6,524	$6,262

Other service charges and fees for the nine months ended September 30, 2011 increased $351 thousand to $915 thousand compared with $564 thousand for the same period in 2010, primarily due to an increase in wire transfer fees collected from a business deposit customer of Mercantile Bank. The relationship with this customer was terminated in July 2011 for reasons unrelated to the fee income earned.

Net gains on sale of available-for-sale securities for the nine months ended September 30, 2011 was $377 thousand compared to $0 for the same period in 2010, due to gains on the sales of the Company’s remaining equity investments in the common stock of Enterprise Financial Services Corp., Manhattan Bancorp, Inc., and Paragon National Bank, partially offset by a loss on the sale of the Company’s investment in the common stock of Solera National Bancorp, Inc.

Customer service fees for the nine months ended September 30, 2011 decreased $171 thousand to $1.0 million compared with $1.2 million for the same period in 2010, primarily due to a decrease in overdraft fees. The sluggish economy and increase in unemployment rates caused customers to more closely monitor their deposit balances, reducing both overdraft occurrences and the associated fees charged by the subsidiary banks.

Net gains on loan sales for the nine months ended September 30, 2011 decreased $209 thousand to $257 thousand compared with $466 thousand for the same period in 2010, primarily due to a slow-down in residential mortgage refinancing activity, ultimately leading to a reduction in the amount of loan sales from 2010 to 2011.

Other noninterest income for the nine months ended September 30, 2011 decreased $112 thousand to $457 thousand compared with $569 thousand for the same period in 2010, primarily due to a decrease in fees for providing data processing services to three former subsidiaries that were sold in December 2009 and February 2010.

Noninterest Expense. For the nine months ended September 30, 2011, noninterest expense increased $1.1 million to $27.5 million compared with $26.4 million for the same period in 2010, primarily due to increases in FDIC deposit insurance premiums and losses on foreclosed assets, partially offset by a decreases in salaries and employee benefits and other than temporary impairment losses on available-for-sale and cost method investments.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Nine Months Ended September 30
	2011	2010

Salaries and employee benefits	$11,629	$13,004
Net occupancy expense	1,761	1,899
Equipment expense	1,560	1,721
Deposit insurance premium	1,941	1,717
Professional fees	1,584	1,566
Postage and supplies	365	406
Losses on foreclosed assets, net	3,523	890
Other than temporary losses on available-for-sale and cost method investments	410	566
Amortization of mortgage servicing rights	156	196
Other	4,595	4,422

Total noninterest expense	$27,524	$26,387

Deposit insurance premiums increased $224 thousand for the nine months ended September 30, 2011 to $1.9 million, from $1.7 million for the same period in 2010, primarily due to increased FDIC assessment rates for each of the Company’s subsidiary banks, along with increases in the risk-based components of their assessments. Both increases were attributable to the banks’ weakened financial condition, partially offset by a decline in the asset balances on which the premiums are assessed.

Losses on foreclosed assets for the nine months ended September 30, 2011 increased $2.6 million to $3.5 million, compared to $890 thousand for the same period in 2010, primarily due to write-down of the carrying value of one foreclosed property based on an updated appraisal received during the third quarter of 2011. Prior to foreclosure, this property had collateralized a purchased participation in a commercial real estate loan in which both Mercantile Bank and Heartland Bank had participated.

Salaries and employee benefits decreased $1.4 million for the nine months ended September 30, 2011 to $11.6 million, from $13.0 million for the same period in 2010, primarily due to an early retirement and reduction in force initiative by the Company in 2010 that resulted in the elimination of 22 full-time positions, representing approximately 7.7% of the Company’s workforce prior to implementation of these actions. The Company had 241 full-time equivalent employees at September 30, 2011 compared to 249 at September 30, 2010.

Other than temporary impairment losses on available-for-sale and cost method investments for the nine months ended September 30, 2011 decreased $156 thousand to $410 thousand, compared to $566 thousand for the same period in 2010, primarily due to impairment charges on the Company’s cost method investments. These impairments were determined based on the difference between the Company’s carrying value and the book value of each investee as of September 30, 2011. Because the investees’ stocks do not trade in an active, open market with readily observable prices, the Company considered book value to be a reasonably accurate estimate of fair value.

Income Taxes Expense.  Income tax expense for the nine months ended September 30, 2011 was $95 thousand compared to $10.1 million for the same period in 2010, primarily due to an increase in the valuation allowance related to the Company’s deferred tax assets. During the third quarter of 2010, the Company’s evaluation of the adequacy of the valuation allowance determined that it was no longer more likely than not that it could generate sufficient taxable income to realize the deferred tax assets in future near-term periods as defined by generally accepted accounting principles. Accordingly, the Company recorded an additional valuation allowance in the amount of $10.3 million, representing the full remaining balance of the Company’s and each of its subsidiary banks’ deferred tax assets as of September 30, 2010. As of September 30, 2011 and December 31, 2010, the Company recorded further increases to the valuation allowance of $6.1 million and $29.0 million. For the nine months ended September 30, 2011, the Company’s income tax expense based on taxable income before income taxes was offset by an increase in the valuation allowance related to deferred tax assets.

The Company has recognized no increase in its liability for unrecognized tax benefits.  The Company files income tax returns in the U.S. federal jurisdiction and the states of Illinois, Missouri, Kansas and Florida jurisdictions.  With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2007.

Financial Condition
September 30, 2011 Compared to December 31, 2010

Loan Portfolio. Total loans, including loans held for sale, decreased $98.3 million or 14.7% to $570.4 million as of September 30, 2011 from $668.7 million as of December 31, 2010. The Company’s subsidiary banks experienced decreased loan balances in the first nine months of 2011 due to seasonal fluctuations, debt paydowns, charge-offs, foreclosures, stricter underwriting standards, and the uncertain economy and the fear of continued recession causing potential borrowers to reduce their spending.  At September 30, 2011 and December 31, 2010, the ratio of total loans to total deposits was 72.6% and 80.3%, respectively. For the same periods, total loans represented 65.5% and 72.0% of total assets, respectively.

The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial and financial	$126,775	22.23%	$146,463	21.90%
Agricultural	11,260	1.97%	11,708	1.75%
Real estate — farmland	14,183	2.49%	15,528	2.32%
Real estate — construction	64,892	11.38%	91,553	13.69%
Real estate — commercial	122,754	21.52%	153,767	23.00%
Real estate — residential (1)	177,532	31.13%	189,479	28.34%
Installment loans to individuals	52,978	9.29%	60,177	9.00%

Total loans	570,374	100.00%	668,675	100.00%

Allowance for loan losses	21,081		28,199
Total loans, including loans held for sale, net of allowance for loan losses	$549,293		$640,476

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

Total nonperforming loans decreased to $46.0 million as of September 30, 2011 from $53.3 million as of December 31, 2010, while nonperforming other assets increased to $25.9 million as of September 30, 2011 from $21.1 million as of December 31, 2010, primarily due to foreclosures that resulted in partial charge-offs and the transfer of the fair market value of collateral into foreclosed assets.  Impaired loans decreased from $89.7 million at December 31, 2010 to $80.0 million at September 30, 2011.  The Company anticipates a portion of the impaired loans will eventually be charged off, but believes it has adequately reserved for these losses based on circumstances existing as of September 30, 2011.

Nonperforming other assets is comprised primarily of the carrying value of several foreclosed commercial real estate properties in the Midwest and Florida that the Company intends to sell, with the carrying value representing management’s assessment of the net realizable value in the current market. The ratio of nonperforming loans to total loans increased to 8.06% as of September 30, 2011, from 7.97% as of December 31, 2010. The ratio of nonperforming loans and nonperforming other assets to total loans increased to 12.59% as of September 30, 2011 from 11.12% as of December 31, 2010. These increases were primarily due to the overall decrease in total loans.

The following table presents information regarding nonperforming assets at the dates indicated:

	September 30, 2011	December 31, 2010

Nonaccrual loans
Commercial and financial	$6,696	$2,579
Agricultural	—	—
Real estate — farmland	187	134
Real estate — construction	13,638	29,892
Real estate — commercial	9,406	9,134
Real estate — residential	2,680	4,041
Installment loans to individuals	226	216

Total nonaccrual loans	32,833	45,996

Loans 90 days past due and still accruing	581	291
Restructured loans	12,545	6,995

Total nonperforming loans	45,959	53,282

Other real estate owned	25,595	21,040
Other foreclosed assets	265	51
Other assets acquired in satisfaction of debt previously contracted	—	—

Total nonperforming other assets	25,860	21,091

Total nonperforming loans and nonperforming other assets	$71,819	$74,373
Nonperforming loans to loans, before allowance for loan losses	8.06%	7.97%
Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	12.59%	11.12%

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

The ALL decreased $7.1 million to $21.1 million as of September 30, 2011 from $28.2 million as of December 31, 2010. Provision for loan losses was $6.4 million and net charge-offs were $13.5 million for the nine months ended September 30, 2011. The majority of charge-offs during 2011 were related to loans on which approximately $5.5 million in specific reserves had been allocated at December 31, 2010. Included in the provision for the nine months ended September 30, 2011 was a negative provision of $963 thousand in the first quarter of 2011 that resulted from the Company’s first quarter analysis of the adequacy of its ALL.  That analysis reflected, prior to recording the negative provision, an excess balance in the ALL, primarily due to the reduction in total loans, stabilization of non-performing loan balances and receipt of an updated appraisal in April 2011 to support a substantial reduction of a specific reserve on a commercial real estate loan that was added in the fourth quarter of 2010. The ALL as a percent of total loans decreased to 3.70% as of September 30, 2011 from 4.22% as of December 31, 2010. As a percent of nonperforming loans, the allowance for loan losses decreased to 41.68% as of September 30, 2011 from 52.93% as of December 31, 2010, attributable to the decrease in the ALL as discussed above.  The Company believes it has adequately reserved for potential losses based on circumstances existing as of September 30, 2011.

The following table presents for the periods indicated an analysis of the allowance for loan losses and other related data:

	As of and for the Nine Months Ended September 30, 2011	As of and for the Year Ended December 31, 2010

Average loans outstanding during year	$617,248	$731,461

Allowance for loan losses:
Balance at beginning of year	$28,199	$18,851

Loans charged-off:
Commercial and financial	2,704	7,411
Agricultural	12	18
Real estate — farmland	—	39
Real estate — construction	8,419	13,057
Real estate — commercial	1,992	1,355
Real estate — residential	488	3,247
Installment loans to individuals	169	788

Total charge-offs	13,784	25,915

Recoveries:
Commercial and financial	18	83
Agricultural	8	19
Real estate — farmland	—	—
Real estate — construction	11	53
Real estate — commercial	105	3
Real estate — residential	79	58
Installment loans to individuals	74	80

Total recoveries	295	296

Net charge-offs	13,489	25,619
Provision for loan losses	6,371	34,967

Balance at end of year	$21,081	$28,199

Allowance for loan losses as a percent of total loans outstanding at year end	3.70%	4.22%

Allowance for loan losses as a percent of total nonperforming loans	41.68%	52.93%

Ratio of net charge-offs to average total loans	2.19%	3.50%

Concentration of Credit Risk. Included in the Company’s loan portfolio at September 30, 2011 and December 31, 2010, are approximately $4.4 million and $15.7 million, respectively, of purchased participation loans to borrowers located in areas outside the Company’s normal markets.  Although the Company applies the same underwriting standards to these loans, there may be additional risk associated with those out of the Company’s normal territory.

At September 30, 2011, Heartland Bank had approximately $2.1 million in loans with various customers collateralized by stock in a troubled financial institution after charge-offs of approximately $417 thousand taken during the third quarter of 2011.  The Company is currently working with the remaining customers to increase collateral to acceptable levels and believes there are adequate reserves placed against the loans.

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

The Company has classified securities as both available-for-sale and held-to-maturity as of September 30, 2011. Available-for-sale securities are held with the option of their disposal in the foreseeable future to meet investment objectives, liquidity needs or other operational needs. Securities available-for-sale are carried at fair value. Held-to-maturity securities are those securities for which the Company has the positive intent and ability to hold until maturity, and are carried at historical cost adjusted for amortization of premiums and accretion of discounts.

As of September 30, 2011, the fair value of the available for-sale securities was $99.6 million and the amortized cost was $96.9 million for an unrealized gain of $2.7 million.  As of December 31, 2010, the fair value of the available-for-sale securities was $107.3 million and the amortized cost was $105.0 million for an unrealized gain of $2.3 million.  Fluctuations in net unrealized gains and losses on available-for-sale securities are due primarily to increases or decreases in prevailing interest rates for the types of securities held in the portfolio.

As of September 30, 2011, the amortized cost of held-to-maturity securities was $614 thousand, a decrease of $594 thousand from the December 31, 2010 amortized cost of $1.2 million.

As of September 30, 2011, the Company owned approximately $2.8 million of Federal Home Loan Bank stock, including $1.9 million of Federal Home Loan Bank of Chicago (“FHLB of Chicago”). During the third quarter of 2007, the FHLB of Chicago received a Cease and Desist Order (“Order”) from their regulator, the Federal Housing Finance Agency (“FHFA”). During the third quarter, the FHFA approved FHLB of Chicago’s capital plan.  This plan will include a capital stock conversion as of January 1, 2012.  In conjunction with the capital plan, FHLB of Chicago is preparing a plan for submission to FHFA, for the FHLB of Chicago to begin repurchasing excess stock over time after the effective date of the capital plan.  The FHLB of Chicago continues to provide liquidity and funding through advances. With regard to dividends, the FHLB of Chicago will continue to assess its dividend capacity each quarter and make appropriate request for approval.  There were no dividends paid by the FHLB of Chicago during 2010; however, dividends at an annualized rate of 10 basis points per share were paid on February 14, May 13, and August 15, of 2011.

Foreclosed Assets Held for Sale. At September 30, 2011, foreclosed assets increased $4.8 million or 22.6% to $25.9 million from $21.1 million as of December 31, 2010, primarily attributable to the default of several purchased participations in commercial real estate developments that resulted in foreclosure by the lead bank on the properties collateralizing the loans. Royal Palm Bank accounted for $2.4 million of the net increase, with $1.8 million at Mercantile Bank and $274 thousand at Heartland Bank.

Other Assets. At September 30, 2011, other assets decreased $5.7 million or 43.0% to $7.5 million from $13.2 million as of December 31, 2010, primarily attributable to the receipt of federal income tax refunds in the first quarter of 2011 relating to the carryback of net operating losses from 2009.

Deposits. Total deposits decreased $47.5 million or 5.7% to $785.8 million as of September 30, 2011 from $833.2 million as of December 31, 2010. Noninterest-bearing deposits increased $971 thousand or 0.9% to $110.8 million as of September 30, 2011 from $111.7 million as of December 31, 2010, while interest-bearing deposits decreased $46.5 million or 6.4% to $675.0 million as of September 30, 2011 from $721.5 million as of December 31, 2010. The majority of the overall decrease in deposits during the first nine months of 2011 was attributable to reduced funding required in the loan portfolio.

Borrowings. The Company utilizes borrowings to supplement deposits in funding its lending and investing activities. Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, US Treasury demand notes and, short-term advances from the Federal Home Loan Bank (“FHLB”). Long-term debt consists of long-term advances from the FHLB and junior subordinated debentures.

As of September 30, 2011, short-term borrowings were $15.9 million, an increase of $2.2 million from $13.7 million as of December 31, 2010. The increase in short-term borrowings is primarily attributable to an advance on a line of credit with the FHLB, partially offset by government withdrawals of US Treasury demand notes.

Long-term borrowings were $7.0 million as of September 30, 2011, a decrease of $8.0 million from $15.0 million as of December 31, 2010, attributable to a reduction in advances from the FHLB as part of the Company’s overall funding strategy. Included in long-term borrowings as of September 30, 2011 were FHLB borrowings totaling $5.0 million, with maturities ranging from the years 2012 to 2013 and interest rates ranging from 3.85% to 4.52%.

Junior subordinated debentures were $61.9 million at September 30, 2011 and December 31, 2010. Maturities ranged from the years 2035 to 2037 (callable at the Company’s option in 2011, 2015 and 2017), and interest rates ranged from 1.96% to 7.17%. In June 2009, the Company decided to defer regularly scheduled interest payments on its outstanding $61.9 million of junior subordinated notes relating to its trust preferred securities.  The terms of the junior subordinated notes and the trust documents allow the Company to defer payments of interest for up to 20 consecutive quarterly periods (thus, up to five years) without default or penalty.  During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities.  Also during the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes.  As previously disclosed, the Company had suspended the payment of cash dividends on its outstanding common stock. As of September 30, 2011, the accumulated deferred interest payments totaled $8.4 million.

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

The Company’s most liquid assets are cash and due from banks, interest-bearing demand deposits, and federal funds sold.  The balances of these assets are dependent on the Company’s operating, investing, lending, and financing activities during any given period.  As of September 30, 2011, cash and cash equivalents totaled $138.3 million, an increase of $40.7 million from $97.5 million as of December 31, 2010.  This increase was primarily attributable to additional balances maintained by Mercantile Bank at the Federal Reserve Bank in order to avoid the incurrence of any daylight overdrafts.

The Company’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayment, sales of loans, and capital funds. Additional liquidity is provided by repurchase agreements, junior subordinated debentures and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank.

Capital Resources

Other than the issuance of common stock, the Company’s primary source of capital is net income retained by the Company. During the nine months ended September 30, 2011, the Company had a net loss of $11.0 million and paid no dividends. During the year ended December 31, 2010, the Company incurred a net loss of $44.6 million and paid no dividends.  As of September 30, 2011, total stockholders’ deficit was $(17.4) million, a decrease of $11.4 million from $(6.0) million as of December 31, 2010.

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

As of September 30, 2011, the Company’s total risk-based capital ratio was (3.29)%, Tier 1 risk-based capital ratio was (3.29)%, and its Tier 1 leverage ratio was (2.27)%. The capital ratios fell below the adequately capitalized levels primarily due to continued operating losses at each of its subsidiary banks. None of the Company’s trust preferred securities qualify as regulatory capital, due to limitations on the amount of trust preferred securities includible in Tier 1 capital, based on the level of core capital elements.

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

The Company generated a net loss of $11.0 million for the nine months ended September 30, 2011 and has generated net losses in each of the last three years, with $44.6 million in 2010, $58.5 million in 2009 and $8.8 million in 2008. The 2008 and 2009 losses were largely due to the operating losses at Royal Palm Bank and Heartland Bank. Both of those banks continued to generate losses in 2010 and the first nine months of 2011, as did Mercantile Bank, the Company’s largest subsidiary. Each bank has experienced significant increases in non-performing assets, impaired loans and loan loss provisions, resulting in each bank’s primary regulator imposing a Consent Order. For further discussion of these regulatory enforcement actions, see the “Regulatory Matters” section of this filing.

Mercantile Bank’s net losses in 2010 and 2011 were primarily due to charge-offs of purchased participations in large commercial real estate developments in various parts of the country. Royal Palm Bank’s operating losses (excluding goodwill impairment) since 2008 were primarily attributable to the severe decline in real estate values in its southwest Florida market, creating both loan losses and write-downs of foreclosed assets. Heartland Bank’s losses since 2008 were largely due to charge-offs of purchased participations from, or loans secured by stock in, unrelated financial institutions banks that have been closed by the FDIC. Although the banks are confident that they have identified the bulk of their asset quality issues and will see improved operating performance in the fourth quarter of 2011 and 2012, there can be no assurance that they will not experience additional losses. Due to the net losses incurred by the Company since 2008, equity capital has been reduced to a level that leaves the Company with very little capacity to absorb further losses. Mercantile Bank is the Company’s largest subsidiary bank, representing approximately 75% of total consolidated assets at September 30, 2011, and although operating under a regulatory Consent Order due to elevated levels of impaired loans, it retains significant earnings capacity. However, it is unlikely that Mercantile Bank could generate sufficient earnings to offset continued losses at Royal Palm Bank and Heartland Bank.

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

In November 2009, as a part of a capital-raising plan developed by the Special Committee and its advisors, the Company reached agreements to sell three of its subsidiary banks for cash or in exchange for the cancellation of indebtedness owed by the Company. The first of these transactions closed in December 2009, with the other two closing in February 2010. In addition, on October 19, 2011, the Company announced that Mercantile Bank had entered into a definitive agreement whereby it will sell approximately $63 million in loans and the buyer will assume up to $74 million in deposits booked at Mercantile Bank branches located in Savannah and St. Joseph, Missouri for a deposit premium of 1.5%.  This transaction is expected to close in the first quarter of 2012. Because the branches to be sold have no discrete financial information available separate from Mercantile Bank, it was determined that the branches would not be shown as “Discontinued Operations, Assets/Liabilities Held for Sale” on the Company’s financial statements

The Special Committee also developed and executed a plan to raise additional equity through a shareholder rights offering. On July 12, 2010, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (“SEC”), to register units comprised of shares of the Company’s common stock and warrants to acquire the Company’s common stock. Holders of the Company’s common stock would receive one subscription right for each share of Company common stock held as of September 23, 2010, the record date. The offering period expired on October 29, 2010. On November 3, 2010, the Company terminated the offering without acceptance of any of the subscriptions exercised thereunder. The Company’s Board of Directors determined that in light of the Company’s stock price trading substantially below the subscription price, it was appropriate not to accept the subscriptions that were exercised.

If the Company is unsuccessful in assessing and implementing other strategic and capital-raising options, and if a liquidity crisis would develop, the Company has various alternatives, which include selling or closing certain branches or subsidiary banks, packaging and selling high-quality commercial loans, executing sale/leaseback agreements on its banking facilities, and other options. If executed, these transactions would decrease the various banks’ assets and liabilities, generate gains on the sales of assets, improve capital ratios, and reduce general, administrative and other expense. The Company is continuing to explore and evaluate all strategic and capital-raising options with its financial and legal advisors.

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

The Company.  In March 2009, the Company entered into a MOU with the FRB. Under the terms of the MOU, the Company was expected to, among other things, provide its subsidiary banks with financial and managerial resources as needed, submit capital and cash flow plans to the FRB and provide periodic performance updates to the FRB. In addition, the Company was prohibited from paying any special salaries or bonuses to insiders, paying dividends, paying interest related to trust preferred securities, or incurring any additional debt, without the prior written approval of the FRB. On July 31, 2009, the Company submitted to the FRB a three-year strategic and capital plan designed to strengthen the Company’s and its subsidiaries’ operations and capital position going forward. The plan reflected the current challenges with respect to capital and the difficulties in projecting the impact of the economic weakness in the Company’s markets on its loan portfolio, as well as strategies to maintain the financial strength of the Company and its subsidiaries. A significant part of the plan was the initiative by the Company to sell one or more subsidiary banks in order to generate liquidity to reduce debt, improve capital ratios and provide necessary capital contributions to its remaining subsidiary banks. The result of this initiative was the exchange for debt of HNB National Bank in December 2009, the sale of Marine Bank & Trust and Brown County State Bank in February 2010 and the sale of two of Mercantile Bank’s branches, announced in October 2011.

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

In March 2011, the FRB conducted a target inspection of the Company that used financial information as of December 31, 2010 and focused on the financial condition and future prospects of the Company as well as compliance with the WA. The FRB’s report was dated April 4, 2011 and noted continued deterioration in financial condition, citing the classification of each of the subsidiary banks as “troubled institutions,” volume of adversely classified assets, net losses incurred in each of the last three years, deficit capital balance and excessive leverage position. Although the Company met most of the requirements of the WA, it was not in full compliance with the provisions related to source of strength and capital, due to the lack of success thus far in implementing its capital-raising initiatives. The FRB report stated that it is imperative that the board and management pursue every opportunity to recapitalize the organization, which includes the potential sale of one or more subsidiary banks, and that the WA will remain in place. See the “Capital Resources” section of this filing for discussion of the Company’s efforts to raise capital.

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

The Company announced on November 14, 2011 its intention to voluntarily delist its Common Stock with the Exchange and to terminate the registration of its Common Stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in order to reduce the costs and administrative burdens associated with ongoing registration and listing, among other reasons.  The Company anticipates that the delisting will be effective sometime in early December 2011 and deregistration will be completed sometime during the first quarter of 2012.

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

As of September 30, 2011, Mercantile Bank had a Tier 1 leverage capital ratio of 6.12%, Tier 1 risk based capital ratio of 8.72% and a total risk based capital ratio of 10.00%. As of December 31, 2010, Mercantile Bank had a Tier 1 leverage ratio of 6.24%, a Tier 1 risk based capital ratio of 8.57% and a total risk based capital ratio of 9.85% These ratios fell below the level required by the MOU and the Order primarily due to additional provisions for loan losses, and the Company does not have the resources to inject any capital into Mercantile Bank until it is able to raise capital at the Company level. The FDIC has been notified of the non-compliance, and requested the bank to provide a plan to restore the ratios to the required levels. The Company and Mercantile Bank, with the assistance of their legal and other professional advisors, submitted a plan to the FDIC and IDFPR on April 29, 2011.  The primary focus of the plan involved the Company’s capital-raising initiatives, which, if successful, would provide sufficient liquidity for the Company to make capital contributions to restore the bank’s capital to the levels mandated by the MOU and the Order. On June 7, 2011, the FDIC and IDFPR notified the bank that its April 2011 capital plan was not acceptable due to a lack of a definitive agreement with another institution or investor to provide readily available capital.  The regulators encouraged management and the board of directors to aggressively pursue any potentially viable capital-raising initiative.  The Company and Mercantile Bank are continuing to explore various strategies and to address the deficiencies noted by the regulators in the April 2011 capital plan.  For further discussion, see the “Capital Resources” section of this filing.

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

As of September 30, 2011, Royal Palm Bank had a Tier 1 leverage capital ratio of 2.11%, Tier 1 risk based capital ratio of 3.33% and a total risk based capital ratio of 4.66%. The FDIC was again notified of the non-compliance with the Order. Due to continuing operating losses projected for the fourth quarter of 2011, the bank is at risk of its capital ratios dropping to the critically undercapitalized level as of December 31, 2011, without further capital contributions. The Company injected an additional $840 thousand into Royal Palm Bank in the second quarter of 2011, but does not have the resources to make any further capital injections until it is able to raise capital at the Company level. The Company and Royal Palm Bank are continuing to aggressively explore various strategies to raise capital and to meet the requirements of the Directive.  For further discussion, see the “Capital Resources” section of this filing.

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

As of September 30, 2011, Heartland Bank had a Tier 1 leverage capital ratio of 3.05%, Tier 1 capital ratio of 4.63%, and total risk based capital ratio of 6.41%.  As of December 31, 2010, Heartland had a Tier 1 leverage capital ratio of 4.12%, Tier 1 capital ratio of 5.67%, and total risk based capital ratio of 7.71%. These ratios fell below the level required by the Order primarily due to additional provisions for loan losses, and the Company does not have the resources to inject any capital into Heartland until it is able to raise capital at the Company level. The FDIC was notified of the non-compliance with the Order as of December 31, 2010, and requested the bank to provide a plan to restore the ratios to the required levels. On June 15, 2011, the Company and Heartland Bank, with the assistance of their legal and other professional advisors, submitted a plan to the FDIC, the primary focus of which was the sale of certain of the bank’s distressed assets to a third-party buyer, followed by the Company’s sale of the remainder of the Heartland Bank charter to another third party.   On June 24, 2011, the FDIC notified the bank that its capital plan was unacceptable, due to the lack of a definitive agreement with a third party buyer. The Company and Heartland Bank are continuing to aggressively explore various strategies to raise capital and to meet the requirements of the Order.  For further discussion, see the “Capital Resources” section of this filing.

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

Deferred Taxes.  The Company has maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only net charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. Management considers both positive and negative evidence regarding the ultimate recoverability of the deferred tax assets. Positive evidence includes the existence of taxes paid in available carryback years, available tax planning strategies and the probability that taxable income will be generated in future periods, while negative evidence includes a cumulative loss in the current year and prior year and general business and economic trends. As of September 30, 2011, management has evaluated the recoverability of the net deferred tax asset and established a full valuation allowance for certain federal and state net operating losses and credit carryforwards that are not expected to be fully realized.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

In August 2011, the Company received a non-public inquiry from the staff of the SEC. The SEC subsequently issued a formal order of investigation dated September 15, 2011, and subsequent document and information subpoena. The investigation and subpoena generally concern the provisions and allowances for loan loss reserves contained in the Company’s periodic reports filed with the SEC. The Company is fully cooperating with the SEC staff.

Mercantile Bank has been named as a defendant (along with approximately 30 other banks) in a lawsuit filed in state court in Minnesota. The suit relates to certain financing extended by Mercantile Bank in 2003and alleges that the borrowers conducted a Ponzi scheme that defrauded a number of banks by overselling loan participation interests. During the course of the financing from 2003 to 2007, Mercantile Bank was paid in full on both the loan principal and interest, and closed out the loan. The lawsuit seeks to recover the profits Mercantile Bank earned on behalf of other banks that fell victim to the Ponzi scheme. The amount claimed against Mercantile Bank involves interest payments received of approximately $1.28 million. Mercantile Bank denies any wrongdoing as an innocent bystander, denies liability, and intends to vigorously contest the claims made against it.

Item 1A. Risk Factors

The Company’s shares of Common Stock will be delisted from trading on the NYSE Amex and will be terminating registration its Common Stock under the Securities Exchange Act of 1934, as amended.

On November 14, 2011, the Company announced its intention to voluntarily delist its Common Stock with the NYSE Amex (the “Exchange”) and to terminate the registration of its Common Stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   While the Company believes it will be able to implement its decision to deregister and delist in an orderly fashion, there is no assurance that the Company’s applications to deregister and delist will be accepted by the Securities and Exchange Commission (“SEC”) and the Exchange or that the Company will achieve its desired cost savings as a non-public company. After the delisting, the Company’s Common Stock will not be listed on any stock exchange, and there can be no assurance that the Common Stock will be quoted on any over-the-counter market or the OTC “pink sheets.” As a result, the liquidity of the Common Stock could be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts’ and news media’s coverage, and lower prices for the Company’s Common Stock than might otherwise be attained.

As a result of terminating registration of its Common Stock under the Exchange Act, the Company would no longer be subject to certain federal securities laws, including certain provisions of the Exchange Act and the Sarbanes-Oxley Act of 2002, as a result of which, among other things (i) the Company would no longer be required to make filings, such as quarterly reports on Form 10-Q and annual reports on Form 10-K, with the SEC; (ii) certain liability provisions of the Exchange Act would no longer apply to the Company; (iii) after a 90-day period, the short-swing profit recovery provisions of Section 16(b) of the Exchange Act would no longer apply to the Company’s officers, directors, and greater-than-10% stockholders and such persons would no longer be required to file beneficial ownership reports under Section 16(a);  and (iv) the Exchange Act’s proxy statement disclosure rules and the related requirement to provide an annual report to stockholders would no longer apply to the Company.

The Company is currently the subject of an SEC investigation, of which, an unfavorable outcome could adversely affect our business and financial condition.

In August 2011, the Company received a non-public inquiry from the staff of the SEC. The SEC subsequently issued a formal order of investigation dated September 15, 2011, and subsequent document and information subpoena. The investigation and subpoena generally concern the provisions and allowances for loan loss reserves contained in the Company’s periodic reports filed with the SEC. The Company is fully cooperating with the SEC staff.  The Company cannot predict what the ultimate outcome of the investigation will be at this time, and an unfavorable outcome could potentially result in substantial potential liabilities and otherwise have a material adverse effect on our business, consolidated financial condition and results of operations.

Other than the foregoing, there are no material changes from the risk factors previously discussed in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and in Part II, Item 1A of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities.

There were the following issuer purchases of equity securities (i.e., the Company’s common stock) during the three months ended September 30, 2011:

Third Quarter 2011 Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

July	0	N/A	0	$8,128,000
August	0	N/A	0	$8,128,000
September	0	N/A	0	$8,128,000
Total	0	N/A	0

(1)  The total number of shares purchased and the average price paid per share include, in addition to other purchases, shares purchased in the open market and through privately negotiated transactions by the Company’s 401(k) Profit Sharing Plan.  For the months indicated, there were no shares purchased by the Plan.

(2)  Includes only shares subject to publicly announced stock repurchase program, i.e. the $10 million stock repurchase program approved by the Board on August 15, 2005 and announced on August 17, 2005 (the “2005 Repurchase Program”).  Does not include shares purchased by the Company’s 401(k) Profit Sharing Plan. The Company is not pursuing the 2005 Repurchase Program at this time.

(3)  Dollar amount of repurchase authority remaining at month-end under the 2005 Repurchase Program, the Company’s only publicly announced repurchase program in effect at such dates.  The 2005 Repurchase Program is limited to 883,656 shares (10% of the number of outstanding shares on the date the Board approved the program, adjusted for the three-for-one stock split in June of 2006 and the three-for-two split in December of 2007) but not to exceed $10 million in repurchases. The Company is not pursuing the 2005 Repurchase Program at this time.

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

Date: November 14, 2011	By:	/s/ Lee R. Keith
Lee R. Keith
President and Chief Executive Officer (principal executive officer)

Date: November 14, 2011	By:	/s/ Michael P. McGrath
Michael P. McGrath
Executive Vice President, Treasurer, Secretary and
Chief Financial Officer
(principal financial officer/ principal accounting officer)